Form 10-Q
period 2012-03-31
SIRIUS XM RADIO INC.
filed 2012-05-01
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 27, 2012)
COMMON STOCK, $0.001 PAR VALUE	3,801,029,929	SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Revenue:
Subscriber revenue	$700,242	$622,437
Advertising revenue, net of agency fees	18,670	16,558
Equipment revenue	16,953	15,867
Other revenue	68,857	68,977
Total revenue	804,722	723,839
Operating expenses:
Cost of services:
Revenue share and royalties	132,111	106,929
Programming and content	70,095	72,959
Customer service and billing	66,187	65,836
Satellite and transmission	18,110	18,560
Cost of equipment	5,806	6,405
Subscriber acquisition costs	116,121	105,270
Sales and marketing	58,361	47,819
Engineering, design and development	12,690	11,135
General and administrative	59,886	56,354
Depreciation and amortization	66,117	68,400
Total operating expenses	605,484	559,667
Income from operations	199,238	164,172
Other income (expense):
Interest expense, net of amounts capitalized	(76,971)	(78,218)
Loss on extinguishment of debt and credit facilities, net	(9,971)	(5,994)
Interest and investment loss	(1,142)	(1,884)
Other (loss) income	(578)	1,617
Total other expense	(88,662)	(84,479)
Income before income taxes	110,576	79,693
Income tax expense	(2,802)	(1,572)
Net income	$107,774	$78,121
Foreign currency translation adjustment, net of tax	(56)	67
Comprehensive income	$107,718	$78,188
Net income per common share:
Basic	$0.03	$0.02
Diluted	$0.02	$0.01
Weighted average common shares outstanding:
Basic	3,767,443	3,735,136
Diluted	6,537,728	6,481,384

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$746,576	$773,990
Accounts receivable, net	108,335	101,705
Receivables from distributors	96,037	84,817
Inventory, net	36,791	36,711
Prepaid expenses	177,515	125,967
Related party current assets	6,503	14,702
Deferred tax asset	144,798	132,727
Other current assets	20,539	6,335
Total current assets	1,337,094	1,276,954
Property and equipment, net	1,645,610	1,673,919
Long-term restricted investments	3,973	3,973
Deferred financing fees, net	38,848	42,046
Intangible assets, net	2,559,712	2,573,638
Goodwill	1,834,856	1,834,856
Related party long-term assets	54,229	54,953
Other long-term assets	27,402	35,657
Total assets	$7,501,724	$7,495,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$454,748	$543,193
Accrued interest	77,562	70,405
Current portion of deferred revenue	1,404,919	1,333,965
Current portion of deferred credit on executory contracts	281,270	284,108
Current maturities of long-term debt	1,540	1,623
Related party current liabilities	16,541	14,302
Total current liabilities	2,236,580	2,247,596
Deferred revenue	183,430	198,135
Deferred credit on executory contracts	147,012	218,199
Long-term debt	2,625,533	2,683,563
Long-term related party debt	329,576	328,788
Deferred tax liability	1,024,734	1,011,084
Related party long-term liabilities	21,048	21,741
Other long-term liabilities	84,232	82,745
Total liabilities	6,652,145	6,791,851
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at March 31, 2012 and December 31, 2011:
Series A convertible preferred stock; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Convertible perpetual preferred stock, series B-1 (liquidation preference of $0.001 per share at March 31, 2012 and December 31, 2011); 12,500,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	13	13
Common stock, par value $0.001; 9,000,000 shares authorized at March 31, 2012 and December 31, 2011; 3,788,755,725 and 3,753,201,929 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3,789	3,753
Accumulated other comprehensive income, net of tax	15	71
Additional paid-in capital	10,522,080	10,484,400
Accumulated deficit	(9,676,318)	(9,784,092)
Total stockholders’ equity	849,579	704,145
Total liabilities and stockholders’ equity	$7,501,724	$7,495,996

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Convertible Perpetual Preferred Stock, Series B-1		Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2011	—	$—	12,500,000	$13	3,753,201,929	$3,753	$71	$10,484,400	$(9,784,092)	$704,145
Comprehensive income, net of tax							(56)		107,774	107,718
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	598,972	1	—	1,307	—	1,308
Share-based payment expense	—	—	—	—	—	—	—	13,643	—	13,643
Exercise of stock options and vesting of restricted stock units	—	—	—	—	34,954,824	35	—	22,730	—	22,765
Balance at March 31, 2012	—	$—	12,500,000	$13	3,788,755,725	$3,789	$15	$10,522,080	$(9,676,318)	$849,579
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$107,774	$78,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,117	68,400
Non-cash interest expense, net of amortization of premium	10,647	9,573
Provision for doubtful accounts	6,208	9,623
Amortization of deferred income related to equity method investment	(694)	(694)
Loss on extinguishment of debt and credit facilities, net	9,971	5,994
Loss on unconsolidated entity investments, net	422	2,350
Loss on disposal of assets	—	266
Share-based payment expense	14,951	12,856
Deferred income taxes	1,572	1,111
Other non-cash purchase price adjustments	(73,956)	(66,743)
Changes in operating assets and liabilities:
Accounts receivable	(12,838)	11,291
Receivables from distributors	(11,220)	(8,982)
Inventory	(80)	(7,330)
Related party assets	8,347	(3,686)
Prepaid expenses and other current assets	(65,753)	(39,232)
Other long-term assets	8,256	7,617
Accounts payable and accrued expenses	(96,859)	(110,400)
Accrued interest	7,157	8,124
Deferred revenue	56,182	39,225
Related party liabilities	2,239	738
Other long-term liabilities	1,505	(113)
Net cash provided by operating activities	39,948	18,109

Cash flows from investing activities:
Additions to property and equipment	(25,187)	(34,983)
Net cash used in investing activities	(25,187)	(34,983)

Cash flows from financing activities:
Proceeds from exercise of stock options	22,765	1,072
Payment of premiums on redemption of debt	(6,602)	(4,094)
Repayment of long-term borrowings	(58,338)	(133,100)
Net cash used in financing activities	(42,175)	(136,122)
Net decrease in cash and cash equivalents	(27,414)	(152,996)
Cash and cash equivalents at beginning of period	773,990	586,691
Cash and cash equivalents at end of period	$746,576	$433,695

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS- Continued

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$56,129	$57,371
Non-cash financing activities:
Common stock issuance upon exercise of warrants	—	7

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)

(1)	Business

We broadcast our music, sports, entertainment, comedy, talk, news, traffic and weather channels in the United States on a subscription fee basis through two proprietary satellite radio systems. Subscribers can also receive certain of our music and other channels over the Internet, including through applications for mobile devices. We have agreements with every major automaker (“OEMs”) to offer satellite radios as factory- or dealer-installed equipment in their vehicles. We also acquire subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. We distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscription plans, as well as discounts for multiple subscriptions on each platform. We also derive revenue from activation and other subscription-related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our Internet radio, Backseat TV, data, traffic, and weather services.

In certain cases, automakers include a subscription to our radio services in the sale or lease price of new and previously owned vehicles. The length of these prepaid subscriptions varies, but is typically three to twelve months. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of Sirius XM Radio Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been made.

Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 9, 2012.

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements. For a discussion of subsequent events refer to Notes 16 and 17.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include revenue recognition, asset impairment, depreciable lives of our satellites, share-based payment expense, and valuation allowances against deferred tax assets.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Income Taxes

Deferred income taxes represents the tax consequence related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each reporting period, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

As of March 31, 2012 and December 31, 2011, we maintained a full valuation allowance against our deferred tax assets due to our historical accumulated pre-tax losses.

ASC 740, Income Taxes, requires a company to first determine whether it is more-likely-than-not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to uncertain tax positions in income tax expense in our unaudited consolidated statements of comprehensive income.

We report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our unaudited consolidated statements of comprehensive income.

Fair Value of Financial Instruments

The fair value for publicly traded instruments is determined using quoted market prices while the fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of March 31, 2012 and December 31, 2011, the carrying value of our debt was $2,956,649 and $3,013,974, respectively; and the fair value approximated $3,192,636 and $3,506,546, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $15 is comprised of foreign currency translation adjustments related to our interest in Sirius XM Canada. During the three months ended March 31, 2012, we recorded a foreign currency translation adjustments loss of $56, net of tax of $35.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This standard is effective for interim and annual periods beginning after December 15, 2011 and is applied on a prospective basis. We have adopted ASU 2011-04 and the impact of adoption is not material to our unaudited consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statements of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral will be consistent with the effective date of the ASU 2011-05. We have adopted ASU 2011-05 and disclosed comprehensive income in our unaudited consolidated statements of comprehensive income and note that this guidance only affects financial statement presentation only and has no impact on our results of unaudited consolidated financial statements.

(3)	Earnings per Share

Basic net income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, restricted stock and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. For the three months ended March 31, 2012 and 2011, common stock equivalents of approximately 443,764,000 and 587,254,000, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Net income	$107,774	$78,121
Average common shares outstanding-basic	3,767,443	3,735,136
Dilutive effect of equity instruments	2,770,285	2,746,248
Average common shares outstanding-diluted	6,537,728	6,481,384
Net income per common share
Basic	$0.03	$0.02
Diluted	$0.02	$0.01

(4)	Accounts Receivable, net

Accounts receivable, net are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of certain receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay.

Accounts receivable, net, consists of the following:

	March 31, 2012	December 31, 2011
Gross accounts receivable	$119,310	$111,637
Allowance for doubtful accounts	(10,975)	(9,932)
Total accounts receivable, net	$108,335	$101,705

Receivables from distributors include billed and unbilled amounts due from OEMs for radio services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	March 31, 2012	December 31, 2011
Billed	$52,426	$44,618
Unbilled	43,611	40,199
Total	$96,037	$84,817

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(5)	Inventory, net

Inventory consists of finished goods, refurbished goods, chip sets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving, obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for resale in our direct to consumer distribution channel and components held for resale by us is reported as a component of Cost of equipment in our unaudited consolidated statements of comprehensive income. The provision related to inventory consumed in our OEM and retail distribution channel is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of comprehensive income.

Inventory, net, consists of the following:

	March 31, 2012	December 31, 2011
Raw materials	$22,441	$24,134
Finished goods	31,102	28,007
Allowance for obsolescence	(16,752)	(15,430)
Total inventory, net	$36,791	$36,711

(6)	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. We will perform an annual qualitative assessment as of October 1st of each year to determine if it is more likely than not that the fair value is less than the carrying amount. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

As of March 31, 2012, there were no indicators of impairment and no impairment loss was recorded for goodwill during the three months ended March 31, 2012 and 2011.

(7)	Intangible Assets

Intangible assets consisted of the following:

			March 31, 2012			December 31, 2011
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite		$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite		250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9	years	380,000	(202,134)	177,866	380,000	(191,201)	188,799
Licensing agreements	9.1	years	78,897	(36,649)	42,248	78,897	(34,145)	44,752
Proprietary software	6	years	16,552	(11,941)	4,611	16,552	(11,507)	5,045
Developed technology	10	years	2,000	(733)	1,267	2,000	(683)	1,317
Leasehold interests	7.4	years	132	(66)	66	132	(61)	71
Total intangible assets			$2,811,235	$(251,523)	$2,559,712	$2,811,235	$(237,597)	$2,573,638

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our licenses expires:

FCC license	Expiration year
SIRIUS FM-1 satellite	2017
SIRIUS FM-2 satellite	2017
SIRIUS FM-3 satellite	2017
SIRIUS FM-4 satellite (1)	2017
SIRIUS FM-5 satellite	2017
SIRIUS FM-6 satellite (2)
XM-1 satellite	2014
XM-2 satellite	2014
XM-3 satellite	2013
XM-4 satellite	2014
XM-5 satellite	2018

(1)	In 2010, we retired our FM-4 ground spare satellite. We still maintain the FCC license for this satellite.

(2)	We hold an FCC license for our FM-6 satellite, which will expire eight years from when this satellite is launched and placed into operation.

Prior to expiration, we are required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

In connection with the merger of our wholly owned subsidiary, Vernon Merger Corporation, with and into XM Satellite Radio Holdings Inc. in July 2008 (the "Merger"), $250,000 of the purchase price was allocated to the XM trademark. As of March 31, 2012, there were no legal, regulatory or contractual limitations associated with the XM trademark.

Our annual impairment assessment of our indefinite intangible assets is performed as of October 1st of each year. An assessment is made at other times if events or changes in circumstances indicate that these assets might be impaired. The impairment test consists of a comparison of the fair value of the assets with its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As of March 31, 2012, there were no indicators of impairment and no impairment loss was recorded for intangible assets with indefinite lives during the three months ended March 31, 2012 and 2011.

Definite Life Intangible Assets

Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis.

Amortization expense for all definite life intangible assets was $13,926 and $15,303 for the three months ended March 31, 2012 and 2011, respectively. Expected amortization expense for the remaining period in 2012, each of the fiscal years 2013 through 2016 and for periods thereafter is as follows:

Year ending December 31,	Amount
2012	$39,739
2013	47,357
2014	38,879
2015	37,553
2016	31,959
Thereafter	30,571
Total definite life intangibles assets, net	$226,058

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(8)	Subscriber Revenue

Subscriber revenue consists of subscription fees, revenue derived from agreements with certain daily rental fleet operators, activation and other fees. Revenues received from OEMs for subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period.

Subscriber revenue consists of the following:

	For the Three Months Ended March 31,
	2012	2011
Subscription fees	$696,298	$619,291
Activation fees	3,944	3,146
Total subscriber revenue	$700,242	$622,437

(9)	Interest Costs

We capitalized a portion of the interest on funds borrowed to finance the construction costs of our FM-6 satellite and related launch vehicle. We will continue to capitalize the interest until the launch of our FM-6 satellite. We also incur interest costs on all of our debt instruments and on our satellite incentive agreements. The following is a summary of our interest costs:

	For the Three Months Ended March 31,
	2012	2011
Interest costs charged to expense	$76,971	$78,218
Interest costs capitalized	7,954	7,250
Total interest costs incurred	$84,925	$85,468

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $10,647 and $9,573 for the three months ended March 31, 2012 and 2011, respectively.

(10)	Property and Equipment

Property and equipment, net, consists of the following:

	March 31, 2012	December 31, 2011
Satellite system	$1,943,537	$1,943,537
Terrestrial repeater network	110,335	112,440
Leasehold improvements	43,529	43,455
Broadcast studio equipment	54,218	53,903
Capitalized software and hardware	201,266	193,301
Satellite telemetry, tracking and control facilities	61,020	60,539
Furniture, fixtures, equipment and other	60,739	60,283
Land	38,411	38,411
Building	57,200	57,185
Construction in progress	385,300	372,508
Total property and equipment	2,955,555	2,935,562
Accumulated depreciation and amortization	(1,309,945)	(1,261,643)
Property and equipment, net	$1,645,610	$1,673,919

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Construction in progress consists of the following:

	March 31, 2012	December 31, 2011
Satellite system	$352,597	$343,932
Terrestrial repeater network	18,586	19,194
Other	14,117	9,382
Construction in progress	$385,300	$372,508

Depreciation and amortization expense on property and equipment was $52,191 and $53,097 for the three months ended March 31, 2012 and 2011, respectively.

Satellites

We currently own a fleet of nine orbiting satellites. The chart below provides certain information on these satellites:

Satellite Designation	Year Delivered	Estimated End of Depreciable Life
FM-1	2000	2013
FM-2	2000	2013
FM-3	2000	2015
FM-5	2009	2024
XM-1	2001	2013
XM-2	2001	2013
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025

We own four orbiting satellites for use in the Sirius system. We own five orbiting satellites for use in the XM system. Four of these satellites were manufactured by Boeing Satellite Systems International and five were manufactured by Space Systems/Loral.

During the three months ended March 31, 2012 and 2011, we capitalized expenditures, including interest, of $8,665 and $28,815, respectively, related to the construction of our FM-6 satellite and related launch vehicle.

(11)	Related Party Transactions

We had the following related party balances at March 31, 2012 and December 31, 2011:

	Related party current assets		Related party long-term assets		Related party current liabilities		Related party long-term liabilities		Related party long-term debt
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Liberty Media	$—	$—	$1,122	$1,212	$10,461	$9,722	$—	$—	$329,576	$328,788
Sirius XM Canada	6,503	14,702	53,107	53,741	6,080	4,580	21,048	21,741	—	—
Total	$6,503	$14,702	$54,229	$54,953	$16,541	$14,302	$21,048	$21,741	$329,576	$328,788

Liberty Media

In February 2009, we entered into an Investment Agreement (the “Investment Agreement”) with an affiliate of Liberty Media Corporation, Liberty Radio, LLC (collectively, “Liberty Media”). Pursuant to the Investment Agreement, in March 2009

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

we issued to Liberty Radio, LLC 12,500,000 shares of our Convertible Perpetual Preferred Stock, Series B-1 (the “Series B Preferred Stock”), with a liquidation preference of $0.001 per share in partial consideration for certain loan investments. Liberty Media has representatives on our board of directors. The Series B Preferred Stock is convertible into 2,586,976,000 shares of common stock. Liberty Media Corporation has filed with the Federal Communications Commission an application for consent to transfer de facto control of Sirius XM. We have filed a petition to dismiss or deny such application. Liberty Media's application was not filed in connection with a transaction between Liberty Media and us.

Liberty Media has advised us that as of March 31, 2012 and December 31, 2011, respectively, it owned the following:

	March 31, 2012	December 31, 2011
8.75% Senior Notes due 2015	$150,000	$150,000
9.75% Senior Secured Notes due 2015	50,000	50,000
13% Senior Notes due 2013	76,000	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000
7.625% Senior Notes due 2018	50,000	50,000
Total principal debt	337,000	337,000
Less: discounts	7,424	8,212
Total carrying value debt	$329,576	$328,788

As of March 31, 2012 and December 31, 2011, we recorded $10,461 and $9,722, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $8,994 and $8,933 for the three months ended March 31, 2012 and 2011, respectively.

Sirius XM Canada

In June 2011, Canadian Satellite Radio Holdings Inc. (“CSR”), the parent company of XM Canada, and Sirius Canada completed a transaction to combine their operations (“the Canada Merger”). As a result of the Canada Merger, Sirius Canada became a wholly-owned subsidiary of CSR. The combined company operates as Sirius XM Canada. We own approximately 46,700,000 Class A shares of CSR, representing a 38.0% equity interest and a 25.0% voting interest, and hold a non-interest bearing note of $410 issued by CSR.

We also hold an investment in Cdn $4,000 face value of 8% convertible unsecured subordinated debentures issued by CSR, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive income (loss), net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment loss. As of March 31, 2012, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,638 and $13, respectively. As of December 31, 2011, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,490 and $0, respectively. The carrying values of the host contract and embedded derivative are recorded in Related party long-term assets.

Our interest in Sirius XM Canada is accounted for under the equity method. The excess of the cost of our ownership interest in the equity of Sirius XM Canada over our share of the net assets is recognized as goodwill and intangible assets and is included in the carrying amount of our investment. Equity method goodwill is not amortized. We periodically evaluate this investment to determine if there has been an other than temporary decline below carrying value. Equity method intangible assets are amortized over their respective useful lives, which is recorded in Interest and investment loss. As of March 31, 2012, our investment balance in Sirius XM Canada was approximately $44,631, $28,763 of which represents equity method goodwill and intangible assets, and was recorded in Related party long-term assets. As of December 31, 2011, our investment balance in Sirius XM Canada was approximately $45,061, $28,589 of which represented equity method goodwill and intangible assets, and was recorded in Related party long-term assets.

We provide Sirius XM Canada with chip sets and other services and we are reimbursed for these costs. As of March 31, 2012 and December 31, 2011 amounts due for these costs totaled $4,504 and $7,404, respectively, and is reported as Related party current assets.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

As of March 31, 2012, amounts due from Sirius XM Canada also included $6,414 attributable to deferred programming costs and accrued interest, $4,415 of which is reported as Related party long-term assets. As of December 31, 2011, amounts due from Sirius XM Canada included $7,280 attributable to deferred programming costs and accrued interest, $4,780 of which was reported as Related party long-term assets.

As of March 31, 2012 and December 31, 2011, the amounts due to Sirius XM Canada totaled $3,305 and $1,804, respectively, and is reported as Related party current liabilities.

We recorded the following revenue from Sirius XM Canada as Other revenue in our consolidated statements of comprehensive income:

For the Three Months Ended March 31,
2012
Royalty income	$7,465
Amortization of Sirius XM Canada deferred income	694
Licensing fee revenue	1,500
Advertising reimbursements	417
Total revenue from Sirius XM Canada	$10,076

Our share of net earnings or losses of Sirius XM Canada are recorded to Interest and investment loss in our consolidated statements of comprehensive income on a one month lag. Our share of Sirius XM Canada’s net loss was $1,645 for the three months ended March 31, 2012. We recorded amortization expense of $(173) related to the equity method intangible assets for three months ended March 31, 2012.

Sirius Canada

We had an equity interest of 49% in Sirius Canada until June 21, 2011 when the transaction between XM Canada and Sirius Canada closed.

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

We recorded the following revenue from Sirius Canada. Royalty income is included in other revenue and dividend income is included in Interest and investment loss in our consolidated statements of comprehensive income:

For the Three Months Ended March 31,
2011
Royalty income	$4,470
Dividend income	238
Total revenue from Sirius Canada	$4,708

Receivables from royalty and dividend income were utilized to absorb a portion of our share of net losses generated by Sirius Canada. Total costs that have been reimbursed by Sirius Canada were $2,490 for the three months ended March 31, 2011.

Our share of net earnings or losses of Sirius Canada was recorded to Interest and investment loss in our consolidated statements of comprehensive income on a one month lag. Our share of Sirius Canada’s net loss was $4,458 for the three months ended March 31, 2011. The payments received from Sirius Canada in excess of carrying value were $2,880 for the three months ended March 31, 2011.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

XM Canada

We had an equity interest of 21.5% in XM Canada until June 21, 2011 when the transaction between XM Canada and Sirius Canada closed.

In 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial ten year term and XM Canada has the unilateral option to extend the agreements for an additional five year term. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. Sirius XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements. As of March 31, 2012 and December 31, 2011, the carrying value of deferred revenue related to this agreement was $23,823 and $24,517, respectively.

The Cdn $45,000 standby credit facility we extended to XM Canada was paid and terminated as a result of the Canada Merger. We received $38,815 in cash upon payment of this facility. As a result of the repayment of the credit facility and completion of the Canada Merger, we released a $15,649 valuation allowance related to the absorption of our share of the net loss from our investment in XM Canada as of June 21, 2011.

We recorded the following revenue from XM Canada as Other revenue in our consolidated statements of comprehensive income:

For the Three Months Ended March 31,
2011
Amortization of XM Canada deferred income	$694
Subscriber and activation fee royalties	2,623
Licensing fee revenue	1,500
Advertising reimbursements	417
Total revenue from XM Canada	$5,234

Our share of net earnings or losses of XM Canada is recorded to Interest and investment loss in our consolidated statements of comprehensive income on a one month lag. Our share of XM Canada’s net loss was $2,053 for the three months ended March 31, 2011.

(12)    Investments

Long Term Restricted Investments

Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of office space. As of March 31, 2012 and December 31, 2011, our Long-term restricted investments were $3,973.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(13)	Debt
Our debt consists of the following:

	Conversion Price (per share)	March 31, 2012	December 31, 2011
8.75% Senior Notes due 2015 (a)	N/A	800,000	800,000
Less: discount		(9,102)	(9,753)
9.75% Senior Secured Notes due 2015 (b)	N/A	224,428	257,000
Less: discount		(6,886)	(8,356)
13% Senior Notes due 2013 (c)	N/A	744,246	778,500
Less: discount		(32,438)	(39,504)
7% Exchangeable Senior Subordinated Notes due 2014 (d)	$1.875	550,000	550,000
Less: discount		(5,513)	(5,956)
7.625% Senior Notes due 2018 (e)	N/A	700,000	700,000
Less: discount		(10,595)	(10,898)
Other debt:
Capital leases	N/A	2,509	2,941
Total debt		2,956,649	3,013,974
Less: total current maturities non-related party		1,540	1,623
Total long-term		2,955,109	3,012,351
Less: related party		329,576	328,788
Total long-term, excluding related party		$2,625,533	$2,683,563

(a)	8.75% Senior Notes due 2015

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

(b)	9.75% Senior Secured Notes due 2015

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

In March 2012, we purchased $32,572 in aggregate principal amount of the 9.75% Notes, $9,500 of which was settled in April 2012. The aggregate purchase price for these 9.75% Notes was $35,565 inclusive of accrued interest. We recognized an aggregate loss on extinguishment of these 9.75% Notes of $3,778, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net, for the three months ended March 31, 2012.

(c)	13% Senior Notes due 2013

In July 2008, we issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes mature on August 1, 2013. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

the 13% Notes.

In March 2012, we purchased $34,254 in aggregate principal amount of the 13% Notes. The aggregate purchase price for these 13% Notes was $39,610 inclusive of accrued interest. We recognized an aggregate loss on extinguishment on these 13% Notes of $6,193, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net, for the three months ended March 31, 2012.

(d)	7% Exchangeable Senior Subordinated Notes due 2014

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

Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of our common stock at an initial exchange rate of 533.3333 shares of common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of common stock. Although our stock price was greater than the exchange price during the three months ended March 31, 2012, the common stock reserved for exchange in connection with the Exchangeable Notes were considered to be anti-dilutive in our calculation of diluted net income per common share.

(e)	7.625% Senior Notes due 2018

In October 2010, we issued $700,000 aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Notes”). Interest is payable semi-annually in arrears on May 1 and November 1 of each year at a rate of 7.625% per annum. The 7.625% Notes mature on November 1, 2018. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 7.625% Notes.

Retired Debt Instruments

3.25% Convertible Notes due 2011

In February 2011, we purchased $94,148 of our then outstanding 3.25% Convertible Notes due 2011 (the "3.25% Notes") at prices between 100.75% and 100.94% of the principal amount plus accrued interest. We recognized a loss on extinguishment of debt for the 3.25% Notes of $1,079 for the three months ended March 31, 2011, which consisted primarily of cash premiums paid, unamortized discount and deferred financing fees. The remainder of the 3.25% Notes were paid upon maturity in the fourth quarter of 2011.

11.25% Senior Secured Notes due 2013

In January 2011, we purchased the remaining portion of our outstanding 11.25% Senior Secured Notes due 2013 for an aggregate purchase price of $40,376. A loss from extinguishment of debt of $4,915 associated with this purchase was recorded during the three months ended March 31, 2011.

Covenants and Restrictions

Our debt generally requires compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness unless our consolidated leverage would be no greater than 6.0 times consolidated operating cash flow after the incurrence of the indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions.

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

At March 31, 2012, we were in compliance with our debt covenants.

(14)	Stockholders’ Equity

Common Stock, par value $0.001 per share

We were authorized to issue up to 9,000,000,000 shares of common stock as of March 31, 2012 and December 31, 2011. There were 3,788,755,725 and 3,753,201,929 shares of common stock issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, approximately 3,303,857,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.

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

We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs of $2,982 and $2,690, respectively, for the three months ended March 31, 2012 and 2011. As of March 31, 2012, the unamortized balance of the debt issuance costs was $37,072, with $36,331 recorded in deferred financing fees, net, and $741 recorded in Long-term related party assets. As of December 31, 2011, the unamortized balance of the debt issuance costs was $40,054, with $39,253 recorded in deferred financing fees, net, and $801 recorded in Long-term related party assets. These costs will continue to be amortized until the debt is terminated.

In January 2004, Sirius Satellite Radio Inc. signed a seven-year agreement with a sports programming provider which expired in February 2011. Upon execution of this agreement, Sirius delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock were subject to transfer restrictions which lapsed over time. We recognized share-based payment expense associated with these shares of $1,568 in the three months ended March 31, 2011.

Preferred Stock, par value $0.001 per share

We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of March 31, 2012 and December 31, 2011. There were no shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of March 31, 2012 and December 31, 2011.

There were 12,500,000 shares of Series B Preferred Stock issued and outstanding as of March 31, 2012 and December 31, 2011. The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing approximately 40% of our outstanding shares of common stock (after giving effect to such conversion). As the holder of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which such shares of Series B Preferred Stock are convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and ranks senior to our common stock.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Warrants

We have issued warrants to purchase shares of common stock in connection with distribution, programming and satellite purchase agreements. As of March 31, 2012 and December 31, 2011, approximately 22,506,000 warrants to acquire an equal number of shares of common stock were outstanding and fully vested. These warrants expire at various times through 2015. At March 31, 2012 and December 31, 2011, the weighted average exercise price of outstanding warrants was $2.63 per share. We did not incur warrant related expenses during the three months ended March 31, 2012 and 2011.

In February 2011, Daimler AG exercised 16,500,000 warrants to purchase shares of common stock on a net settlement basis, resulting in the issuance of 7,122,951 shares of our common stock.

(15)	Benefits Plans

We recognized share-based payment expense of $14,951 and $11,288 for the three months ended March 31, 2012 and 2011, respectively. We did not realize any income tax benefits from share-based benefits plans during the three months ended March 31, 2012 and 2011 as a result of the full valuation allowance that is maintained for substantially all net deferred tax assets.

2009 Long-Term Stock Incentive Plan

In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of March 31, 2012, approximately 199,061,000 shares of common stock were available for future grants under the 2009 Plan.

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

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

For the Three Months Ended March 31,
2012
Risk-free interest rate	0.8%
Expected life of options — years	5.34
Expected stock price volatility	57%
Expected dividend yield	0%

There were no options granted to employees and members of our board of directors during the three months ended March 31, 2011.

There were no options granted to third parties during the three months ended March 31, 2012 and 2011.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes stock option activity under our share-based payment plans for the three months ended March 31, 2012 (options in thousands):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	439,580	$1.25
Granted	275	$2.04
Exercised	(34,955)	$0.65
Forfeited, cancelled or expired	(4,281)	$2.67
Outstanding as of March 31, 2012	400,619	$1.29	6.00	$501,494
Exercisable, March 31, 2012	148,585	$1.78	4.20	$169,371

The weighted average grant date fair value of options granted during the three months ended March 31, 2012 was $1.02. The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 was $52,274 and $2,099, respectively.

We recognized share-based payment expense associated with stock options of $13,643 and $9,977 for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes the nonvested restricted stock and restricted stock unit activity under our share-based payment plans for the three months ended March 31, 2012 (awards in thousands):

	Awards	Weighted-Average Grant Date Fair Value
Nonvested, December 31, 2011	421	$1.46
Granted	—	$—
Vested restricted stock	—	$—
Vested restricted stock units	—	$—
Forfeited	—	$—
Nonvested, March 31, 2012	421	$1.46

The outstanding nonvested shares of restricted stock represent shares issued to members of the board of directors as part of our former director compensation program. These shares will vest on the first anniversary of the date the person ceases to be a director.

The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2012 and 2011 was $0 as no shares were granted in the periods. The total intrinsic value of restricted stock and restricted stock units that vested during the years ended March 31, 2012 and 2011 was $0 and $3,085, respectively.

We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $0 and $542 for the three months ended March 31, 2012 and 2011, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units and shares granted to employees and members of our board of directors at March 31, 2012 and December 31, 2011, net of estimated forfeitures, was $115,786 and $129,983, respectively. The total unrecognized compensation costs at March 31, 2012 are expected to be recognized over a weighted-average period of three years.

401(k) Savings Plan

We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions. Share-based payment expense resulting from the matching contribution to the Sirius XM Plan was $1,308 and $769 for the three months ended March 31, 2012 and 2011, respectively.

We may also elect to contribute to the profit sharing portion of the Sirius XM Plan based upon the total eligible compensation of eligible participants. These additional contributions in the form of shares of common stock are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Currently, we do not plan to contribute to the profit sharing portion of the Sirius XM Plan in 2012. We did not contribute to the profit sharing portion of the Sirius XM Plan in 2011.

(16)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of March 31, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations	$1,191	$745,382	$550,182	$1,024,428	$—	$700,000	$3,021,183
Cash interest payments	221,328	280,579	183,759	110,257	53,375	106,750	956,048
Satellite and transmission	5,624	57,257	13,311	13,157	3,597	18,693	111,639
Programming and content	135,602	191,616	163,131	156,244	13,388	1,125	661,106
Marketing and distribution	35,957	22,692	17,450	12,129	8,685	3,192	100,105
Satellite incentive payments	7,758	11,864	12,607	11,728	12,604	78,591	135,152
Operating lease obligations	26,501	32,333	27,005	29,378	19,033	195,416	329,666
Other	23,268	14,283	2,712	419	182	—	40,864
Total(1)	$457,229	$1,356,006	$970,157	$1,357,740	$110,864	$1,103,767	$5,355,763

(1)	The table does not include our reserve for uncertain tax positions, which at March 31, 2012 totaled $1,537, as the specific timing of any cash payments cannot be projected with reasonable certainty.

Long-term debt obligations.    Long-term debt obligations include principal payments on outstanding debt and capital lease obligations. The chart above does not give effect to the purchase of $62,729 of our 13% Notes in April 2012. Refer to Note 17.

Cash interest payments.    Cash interest payments include interest due on outstanding debt and capital lease payments through maturity. The chart above does not give effect to the purchase of $62,729 of our 13% Notes in April 2012. Refer to Note 17.

Satellite and transmission.    We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks. We have also entered into various agreements to design and construct a satellite and related launch vehicle for use in our systems.

Programming and content.    We have entered into various programming agreements. Under the terms of these agreements, our obligations include fixed payments, advertising commitments and revenue sharing arrangements.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of four of XM’s in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s satellites. As of March 31, 2012, we have accrued $27,812 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Space Systems/Loral, may be entitled to future in-orbit performance payments. As of March 31, 2012, we have accrued $10,216 and $21,450 related to contingent performance payments for FM-5 and XM-5, respectively, based on expected operating performance over their fifteen-year design life.

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

Legal Proceedings

In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis, and actions filed by former employees, parties to contracts or leases, and owners of patents, trademarks, copyrights or other intellectual property. Our significant legal proceedings are discussed under Item I, Legal Proceedings, in Part II, Other Information.

(17)    Subsequent Events

Repurchase of 13% Senior Notes due 2013

In April 2012, we purchased $62,729 of the outstanding principal balance of our 13% Notes. The aggregate purchase price of these 13% Notes was $73,616, which is inclusive of accrued interest. We will recognize a loss on extinguishment of these 13% Notes of approximately $11,600, consisting primarily of unamortized debt, deferred financing fees and repayment premium, in the second quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts referenced in this Item 2 are in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, particularly the risk factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on

Form 10-K for the year ended December 31, 2011 and “Management’s Discussion and Analysis of Financial Condition and Results or Operations” herein and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	we face substantial competition and that competition is likely to increase over time;

•	our business depends in large part upon automakers;

•	general economic conditions can affect our business;

•	failure of our satellites would significantly damage our business;

•	our ability to attract and retain subscribers at a profitable level in the future is uncertain;

•	royalties for music rights may increase;

•	failure to comply with FCC requirements could damage our business;

•	the unfavorable outcome of pending or future litigation could have a material adverse effect;

•	rapid technological and industry changes could adversely impact our services;

•	failure of other third parties to perform could adversely affect our business;

•	changes in consumer protection laws and their enforcement could damage our business;

•	interruption or failure of our information technology and communication systems could negatively impact our results and brand;

•	if we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer;

•	we may from time to time modify our business plan, and these changes could adversely affect us and our financial condition;

•	our substantial indebtedness could adversely affect our operations and could limit our ability to react or changes in the economy or our industry;

•	our broadcast studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities;

•	electromagnetic interference from others could damage our business;

•	our business may be impaired by third-party intellectual property rights;

•	Liberty Media Corporation has significant influence over our business and affairs and its interest may differ from ours; and

•	our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

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

Executive Summary

We broadcast our music, sports, news, talk, entertainment, traffic and weather channels, as well as infotainment services in the United States on a subscription fee basis through two proprietary satellite radio systems. Subscribers can also receive certain of our music and other channels over the Internet, including through applications for mobile devices.

We have agreements with every major automaker (“OEMs”) to offer satellite radios as factory- or dealer-installed equipment in their vehicles. We also acquire subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. We distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.

As of March 31, 2012, we had 22,297,420 subscribers of which 18,208,090 were self-pay subscribers and 4,089,330 were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for subscriptions included in the sale or lease price of a vehicle; activated radios in daily rental fleet vehicles; certain subscribers to our Internet services; and certain subscribers to our Backseat TV, data, traffic, and weather services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscription plans, as well as discounts for multiple subscriptions on each platform. We also derive revenue from activation and other subscription-related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our Internet radio, Backseat TV, data, traffic, and weather services.

In certain cases, automakers include a subscription to our radio services in the sale or lease price of new and previously owned vehicles. The length of these prepaid subscriptions varies, but is typically three to twelve months. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

We also have an equity interest in the satellite radio services offered in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count. In June 2011, Canadian Satellite Radio Holdings Inc. ("CSR"), the parent company of XM Canada, and Sirius Canada completed a transaction to combine their operations (the "Canada Merger").

Results of Operations

Set forth below are our results of operations for the three months ended March 31, 2012 compared with the three months ended March 31, 2011.

	Unaudited
	For the Three Months Ended March 31,		2012 vs 2011 Change
	2012	2011	Amount	%
Revenue:
Subscriber revenue	$700,242	$622,437	$77,805	13%
Advertising revenue, net of agency fees	18,670	16,558	2,112	13%
Equipment revenue	16,953	15,867	1,086	7%
Other revenue	68,857	68,977	(120)	—%
Total revenue	804,722	723,839	80,883	11%
Operating expenses:
Cost of services:
Revenue share and royalties	132,111	106,929	25,182	24%
Programming and content	70,095	72,959	(2,864)	(4)%
Customer service and billing	66,187	65,836	351	1%
Satellite and transmission	18,110	18,560	(450)	(2)%
Cost of equipment	5,806	6,405	(599)	(9)%
Subscriber acquisition costs	116,121	105,270	10,851	10%
Sales and marketing	58,361	47,819	10,542	22%
Engineering, design and development	12,690	11,135	1,555	14%
General and administrative	59,886	56,354	3,532	6%
Depreciation and amortization	66,117	68,400	(2,283)	(3)%
Total operating expenses	605,484	559,667	45,817	8%
Income from operations	199,238	164,172	35,066	21%
Other income (expense):
Interest expense, net of amounts capitalized	(76,971)	(78,218)	1,247	2%
Loss on extinguishment of debt and credit facilities, net	(9,971)	(5,994)	(3,977)	(66)%
Interest and investment loss	(1,142)	(1,884)	742	39%
Other (loss) income	(578)	1,617	(2,195)	(136)%
Total other expense	(88,662)	(84,479)	(4,183)	(5)%
Income before income taxes	110,576	79,693	30,883	39%
Income tax expense	(2,802)	(1,572)	(1,230)	(78)%
Net income	$107,774	$78,121	$29,653	38%

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

•
For the three months ended March 31, 2012 and 2011, subscriber revenue was $700,242 and $622,437, respectively, an increase of 13%, or $77,805. The increase was primarily attributable to a 9% increase in daily weighted average subscribers, the increase in certain of our subscription rates beginning in January 2012, and an increase in sales of premium services, including Premier packages, data services and streaming. The increase was partially offset by the impact of subscription discounts offered through customer acquisition and retention programs.

The future growth of subscriber revenue will be dependent upon the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and identification of additional revenue streams from subscribers.

Advertising Revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a contractual percentage of the gross advertising billing revenue.

•
For the three months ended March 31, 2012 and 2011, advertising revenue was $18,670 and $16,558, respectively, an increase of 13%, or $2,112. The increase was primarily due to increases in the number of advertising spots sold as well as the rate charged per spot.

Our advertising revenue is subject to fluctuation based on the effectiveness of our sales efforts and the national economic environment. We expect advertising revenue to grow as advertisers are attracted by the increase in our subscriber base.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

•
For the three months ended March 31, 2012 and 2011, equipment revenue was $16,953 and $15,867 respectively, an increase of 7%, or $1,086. The increase was driven by royalties from higher OEM production.

We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our direct to consumer business.

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.

•
For the three months ended March 31, 2012 and 2011, other revenue was $68,857 and $68,977, respectively, a decrease of $120. The decrease was primarily due to the December 2010 reduction in the U.S. Music Royalty Fee rate from 15.3% to 10.8%, partially offset by increased royalty revenue from Sirius XM Canada, an increase in subscribers and the increase in certain subscription rates.

Other revenue is dependent upon the amount of the U.S. Music Royalty Fee and the royalty from our Canadian affiliate. Other revenue will fluctuate as our subscriber base changes, as additional subscribers cycle to the lower rate of the U.S. Music Royalty Fee, as the increase in certain subscription rates cycle through to subscriptions, and based on the performance of our Canadian affiliate.

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

•
For the three months ended March 31, 2012 and 2011, revenue share and royalties were $132,111 and $106,929, respectively, an increase of 24%, or $25,182 and increased as a percentage of total revenue. The increase was primarily attributable to an increase in our revenues subject to royalty and/or revenue sharing arrangements and a 7% increase in the statutory royalty rate for the performance of sound recordings, partially offset by a $4,913 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

We expect our revenue share and royalty costs to increase as our revenues grow. Under the terms of the Copyright Royalty Board's decision, we paid royalties of 8.0% and 7.5% of gross revenues, subject to certain exclusions, for the three months ended March 31, 2012 and 2011, respectively. The deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger are expected to provide increasing benefits to revenue share and royalties through the expiration of the acquired executory contracts in 2013.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, purchase advertising on media properties owned or controlled by the licensor, which is allocated to sales and marketing, and pay other guaranteed amounts.

•
For the three months ended March 31, 2012 and 2011, programming and content expenses were $70,095 and $72,959, respectively, a decrease of 4%, or $2,864, and decreased as a percentage of total revenue. The decrease was primarily due to savings in content agreements, partially offset by increases in personnel costs and a $1,122 reduction in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts.

Excluding the impact from purchase accounting adjustments, based on our current programming offerings, we expect our programming and content expenses to decrease as agreements expire and are renewed or replaced on more cost effective terms. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts will continue to decline, in absolute amount and as a percentage of reported programming and content costs, through 2015. Substantially all of the deferred credits on executory contracts will be amortized by the end of 2013.

Customer Service and Billing includes costs associated with the operation and management of third party customer service centers, and our subscriber management systems as well as billing and collection costs, transaction fees and bad debt expense.

•
For the three months ended March 31, 2012 and 2011, customer service and billing expenses were $66,187 and $65,836, respectively, an increase of 1%, or $351, but decreased as a percentage of total revenue. The increase was primarily due to higher call volume due to the increases in total subscribers, billing and collection costs and personnel costs, partially offset by lower bad debt expense.

We expect our customer service and billing expenses to increase as our subscriber base grows.

Satellite and Transmission consists of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control systems; terrestrial repeater networks; satellite uplink facilities; broadcast studios; and delivery of our internet streaming service.

•
For the three months ended March 31, 2012 and 2011, satellite and transmission expenses were $18,110 and $18,560, respectively, a decrease of 2%, or $450, and decreased as a percentage of total revenue. The decrease was primarily due to a reduction in in-orbit satellite insurance expense, partially offset by increased repeater network costs.

We expect overall satellite and transmission expenses to increase as we add enhanced internet-based features and functionality, while costs associated with our in-orbit satellite fleet remain relatively flat.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

•
For the three months ended March 31, 2012 and 2011, cost of equipment was $5,806 and $6,405, respectively, a decrease of 9%, or $599, and remained flat as a percentage of total revenue but decreased as a percentage of equipment revenue. The decrease was primarily due to lower direct to consumer sales.

We expect cost of equipment to vary with changes in sales, supply chain management and inventory valuations.

Subscriber Acquisition Costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to retailers and automakers as incentives to purchase, install and activate satellite radios; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in our OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of satellite radios and revenue share payments to automakers and retailers of satellite radios.

•
For the three months ended March 31, 2012 and 2011, subscriber acquisition costs were $116,121 and $105,270, respectively, an increase of 10%, or $10,851, and decreased as a percentage of total revenue. The increase was primarily a result of the 5% increase in gross subscriber additions and subsidies related to increased OEM installations occurring in advance of acquiring the subscriber, partially offset by improved OEM subsidy rates per vehicle and a $2,429 increase in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.

We expect total subscriber acquisition costs to fluctuate with increases or decreases in OEM installations and changes in our gross subscriber additions. Changes in contractual OEM subsidy rates and the cost of subsidized radio components will also impact total subscriber acquisition costs. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit for acquired executory contracts will vary, in absolute amount and as a percentage of reported subscriber acquisition costs, through the expiration of the acquired contracts in 2013. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

Sales and Marketing includes costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and personnel. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities performed on our behalf.

•
For the three months ended March 31, 2012 and 2011, sales and marketing expenses were $58,361 and $47,819, respectively, an increase of 22%, or $10,542, and increased as a percentage of total revenue. The increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, and higher OEM cooperative marketing.

Sales and marketing expenses will fluctuate on a quarterly basis as we launch seasonal advertising and promotional initiatives to attract new subscribers, and launch and expand programs to retain our existing subscribers and win-back former subscribers. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired sales and marketing contracts will continue to decline, in absolute amount and as a percentage of reported sales and marketing costs, through 2013.

Engineering, Design and Development includes costs to develop chip sets and new products, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.

•
For the three months ended March 31, 2012 and 2011, engineering, design and development expenses were $12,690 and $11,135, respectively, an increase of 14% or $1,555, and remained flat as a percentage of total revenue. The increase was due to higher product development costs and costs related to enhanced subscriber features and functionality as well as higher personnel costs.

We expect engineering, design and development expenses to increase in future periods as we develop our next generation chip sets and products.

General and Administrative includes executive management, rent and occupancy, finance, legal, human resources, information technology, insurance and investor relations costs.

•
For the three months ended March 31, 2012 and 2011, general and administrative expense was $59,886 and $56,354, respectively, an increase of 6% or $3,532, and remained flat as a percentage of total revenue. The increase was primarily due to higher facility and legal costs, partially offset by lower litigation settlement charges.

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

•
For the three months ended March 31, 2012 and 2011, depreciation and amortization expense was $66,117 and $68,400, respectively, a decrease of 3% or $2,283, and decreased as a percentage of total revenue. The decrease was primarily due to a reduction in the amortization of subscriber relationships and depreciation recognized on assets placed in-service as certain assets reach the end of their estimated service lives.

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

•
For the three months ended March 31, 2012 and 2011, interest expense was $76,971 and $78,218, respectively, a decrease of 2% or $1,247. The decrease was primarily due to higher capitalized interest related to the construction of a satellite and related launch vehicle and by the mix of outstanding debt with lower interest rates.

Following the launch of our FM-6 satellite, the capitalization of interest expense related to the construction of our satellites and related launch vehicles will be eliminated, until we begin replacing satellites in our fleet.  As a result, we expect interest expense to increase, offset partially as our outstanding debt declines due to retirements at maturity, redemptions and repurchases.

Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.

•
For the three months ended March 31, 2012 and 2011, loss on extinguishment of debt and credit facilities, net was $9,971 and $5,994, respectively, an increase of 66% or $3,977. During the three months ended March 31, 2012, a $9,971 loss was recorded on the partial repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015. During the three months ended March 31, 2011, a $5,994 loss was incurred on the repayment of our 11.25% Senior Secured Notes due 2013 and the partial repayment of our 3.25% Convertible Notes due 2011.

  Interest and Investment Loss includes realized gains and losses, dividends, interest income, our share of Sirius Canada’s and XM Canada’s pre-merger net losses, and our share of the income (loss) of Sirius XM Canada.

•
For the three months ended March 31, 2012 and 2011, interest and investment loss was $1,142 and $1,884, respectively, a decrease of 39% or $742. The decrease was primarily attributable to a lower loss on our share of Sirius XM Canada’s net loss in the first quarter of 2012 compared to losses at XM Canada and Sirius Canada during the same period in 2011.

Income Taxes

Income Tax Expense primarily represents the change in our deferred tax liability related to the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP, foreign withholding taxes on royalty income and the effect of changes in certain state laws related to the utilization of net operating losses ("NOLs").

•
For the three months ended March 31, 2012 and 2011, income tax expense was $2,802 and $1,572, respectively, an increase of 78%, or $1,230. The increase was primarily due to an increase in the applicable state effective tax rates and the effect of changes in certain state laws related to the utilization of NOLs.

In assessing the recoverability of our deferred tax assets, management regularly considers whether a portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of tax positions. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient projected taxable income within the carryforward periods. Management considers the scheduled reversal of deferred tax assets and liabilities, projected taxable income and tax planning strategies in making this assessment. Management's evaluation of the realizability of deferred tax assets weighs both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Our conclusion with regard to maintaining or releasing the valuation allowance gives consideration to a variety of factors including but not limited to: (a) a three-year cumulative pre-tax income, (b) the extent of current period taxable income and an expectation of sufficient and sustainable future taxable income, and (c) our ability to utilize net operating losses within the carryforward period. After weighing this evidence, management concludes whether it is more likely than not that our deferred tax assets will be realized.

We maintained a deferred tax valuation allowance against our deferred tax assets as of March 31, 2012. In 2010, we had our first year of pre-tax earnings for financial reporting purposes, but continued to generate taxable losses for tax reporting purposes. For the year ended December 31, 2011, we continued to report positive earnings and generated taxable income for the first time since our inception. For the quarter ended March 31, 2012, this positive trend continued. However, based on the objective and verifiable negative evidence, such as cumulative losses in recent years, we have concluded as of March 31, 2012 to retain the valuation allowance.

As part of our continuing assessment of the recoverability of our deferred tax assets, we consider the impact of future forecasted taxable income. Depending on our continued positive performance in the second quarter of 2012, together with the emergence from cumulative losses in recent years, as well as projections of sufficient and sustainable taxable income, we may recognize the benefits of all or a significant portion of our net deferred tax assets in the second quarter of 2012 through a reduction of the valuation allowance. This would result in an income tax benefit that would materially and favorably affect net income and stockholders' equity in the period of the reduction. As of December 31, 2011, we had approximately $3,400 million of valuation allowances established against the deferred tax assets.

Subscriber Data
The following table contains subscriber data for the three months ended March 31, 2012 and 2011, respectively:

	Unaudited
	For the Three Months Ended March 31,
	2012	2011

Beginning subscribers	21,892,824	20,190,964
Gross subscriber additions	2,161,693	2,052,367
Deactivated subscribers	(1,757,097)	(1,679,303)
Net additions	404,596	373,064
Ending subscribers	22,297,420	20,564,028

Self-pay	18,208,090	16,807,643
Paid promotional	4,089,330	3,756,385
Ending subscribers	22,297,420	20,564,028

Self-pay	299,348	120,844
Paid promotional	105,248	252,220
Net additions	404,596	373,064

Daily weighted average number of subscribers	21,990,863	20,233,144

Average self-pay monthly churn	1.9%	2.0%

New vehicle consumer conversion rate	45%	45%
Note: See pages 36 through 41 for glossary.

Subscribers. At March 31, 2012, we had 22,297,420 subscribers, an increase of 1,733,392 subscribers, or 8%, from the 20,564,028 subscribers as of March 31, 2011.

•
For the three months ended March 31, 2012 and 2011, net additions were 404,596 and 373,064, respectively, an increase of 8%, or 31,532. The improvement was due to the 5% increase in gross subscriber additions, primarily resulting from higher new vehicle shipments and light vehicle sales, as well as an increase in conversions from unpaid promotional trials and returning subscriber activations inclusive of previously owned vehicles. This increase in gross additions was partially offset by the 5% increase in deactivations. The increase in deactivations was primarily due to paid promotional trial deactivations stemming from the growth of paid trials, along with growth in our subscriber base, partially offset by a decline in the self-pay churn rate.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the quarter by the average self-pay subscriber balance for the quarter. (See accompanying glossary on pages 36 through 41 for more details.)

•
For the three months ended March 31, 2012 and 2011, our average self-pay monthly churn rate was 1.9% and 2.0%, respectively. The decrease in the churn rate was driven by a reduction in non-pay cancellation rates, as well as a favorable shift in the subscriber mix towards automotive vehicles, which churn at lower rates in comparison to aftermarket subscribers.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 36 through 41 for more details).

•	For the three months ended March 31, 2012 and 2011, the new vehicle consumer conversion rate was 45%.

Adjusted Results of Operations

In this section, we present certain financial performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States of America (“Non-GAAP”). These Non-GAAP financial measures include: average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, per gross subscriber addition; free cash flow; and adjusted EBITDA. These measures exclude the impact of certain purchase price accounting adjustments. We use these Non-GAAP financial measures to manage our business, set operational goals and as a basis for determining performance-based compensation for our employees.

The purchase price accounting adjustments include the elimination of the earnings benefit of deferred revenue associated with our investment in Sirius XM Canada, the recognition of subscriber revenues not recognized in purchase price accounting and the elimination of the earnings benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and certain programming providers.

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

Free cash flow is a metric that our management and Board of Directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant historical and current investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We believe free cash flow is an indicator of the long-term financial stability of our business. Free cash flow, which is reconciled to “Net cash provided by (used in) operating activities”, is a non-GAAP financial measure. This measure can be calculated by deducting amounts under the captions "Additions to property and equipment" and deducting or adding “Restricted and other investment activity” from "Net cash provided by (used in) operating activities" from the consolidated statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies. Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current and projected cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies.

We believe these Non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations. We believe investors find these Non-GAAP financial performance measures useful in evaluating our core trends because it provides a direct view of our underlying contractual costs. We believe investors use our current and projected adjusted EBITDA to estimate our current or prospective enterprise value and to make investment decisions. By providing these Non-GAAP financial measures, together with the reconciliations to the most directly comparable GAAP measure, we believe we are enhancing investors' understanding of our business and our results of operations.

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. Please refer to the glossary (pages 36 through 41) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.

The following table contains our key operating metrics based on our unaudited adjusted results of operations for the three months ended March 31, 2012 and 2011, respectively:

	Unaudited Adjusted
(in thousands, except for per subscriber amounts)	For the Three Months Ended March 31,
	2012	2011
ARPU	$11.77	$11.52
SAC, per gross subscriber addition	$60	$57
Customer service and billing expenses, per average subscriber	$1.00	$1.08
Free cash flow	$14,761	$(16,874)
Adjusted EBITDA	$208,162	$181,359

Note: See pages 36 through 41 for glossary.
ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying glossary on pages 36 through 41 for more details.)

•
For the three months ended March 31, 2012 and 2011, ARPU was $11.77 and $11.52, respectively. The increase was driven primarily by the increase in certain of our subscription rates beginning in January 2012, an increase in sales of premium services, including Premier packages, data services and streaming, partially offset by an increase in subscriber retention programs and in the number of subscribers on promotional plans and a decrease in the revenue from the U.S. Music Royalty Fee due to the December 2010 reduction in the rate from 15.3% to 10.8%.

SAC, Per Gross Subscriber Addition is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (See accompanying glossary on pages 36 through 41 for more details.)

•
For the three months ended March 31, 2012 and 2011, SAC, per gross subscriber addition was $60 and $57, respectively. The increase was primarily due to higher subsidies related to increased OEM installations occurring in advance of acquiring the subscriber, partially offset by improved OEM subsidy rates per vehicle compared to the three months ended March 31, 2011.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying glossary on pages 36 through 41 for more details.)

•
For the three months ended March 31, 2012 and 2011, customer service and billing expenses, per average subscriber, were $1.00 and $1.08, respectively. The decrease was primarily due to the 9% increase in daily weighted average number of subscribers for the three months ended March 31, 2012 compared to the same period in 2011, while customer service and billing expenses increased only 1% over the three months ended March 31, 2011.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, merger related costs and restricted and other investment activity. (See accompanying glossary on pages 36 through 41 for more details.)

•
For the three months ended March 31, 2012 and 2011, free cash flow was $14,761 and $(16,874), respectively, an increase of $31,635. Net cash provided by operating activities increased $21,839 to $39,948 for the three months ended March 31, 2012 compared to the $18,109, provided by operations for the three months ended March 31, 2011. Capital expenditures for property and equipment for the three months ended March 31, 2012 decreased $9,796 to $25,187 compared to $34,983, for the three months ended March 31, 2011. The increase in net cash provided by operating activities was primarily the result of improved operating performance driving higher adjusted EBITDA and higher collections from subscribers and distributors. The decrease in capital expenditures was primarily the result of lower satellite and related launch vehicle construction costs.

Adjusted EBITDA. EBITDA is defined as net income (loss) before interest and investment loss; interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. Adjusted EBITDA removes the impact of other income and expense, losses on extinguishment of debt as well as certain other charges, such as goodwill impairment; restructuring, impairments and related costs; certain purchase price accounting adjustments and share-based payment expense. (See the accompanying glossary on pages 36 through 41 for more details):

•
For the three months ended March 31, 2012 and 2011, adjusted EBITDA was $208,162 and $181,359, respectively, an increase of 15%, or $26,803. The increase was primarily due to an increase of 11%, or $79,041, in adjusted revenues, partially offset by an increase of 10%, or $52,238, in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, higher subscriber acquisition costs related to the 5% increase in gross additions, and higher sales and marketing costs related to subscriber communications and cooperative marketing, partially offset by lower programming and content costs.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

As of March 31, 2012 and December 31, 2011, we had $746,576 and $773,990, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Three Months Ended March 31,
	2012	2011	2012 vs. 2011
Net cash provided by operating activities	$39,948	$18,109	$21,839
Net cash used in investing activities	(25,187)	(34,983)	9,796
Net cash used in financing activities	(42,175)	(136,122)	93,947
Net decrease in cash and cash equivalents	(27,414)	(152,996)	125,582
Cash and cash equivalents at beginning of period	773,990	586,691	187,299
Cash and cash equivalents at end of period	$746,576	$433,695	$312,881

Cash Flows Provided by Operating Activities

Cash provided by operating activities increased by $21,839 to $39,948 for the three months ended March 31, 2012 from cash provided by operating activities of $18,109 for the three months ended March 31, 2011. The primary driver of our operating cash flow growth has been improvements in profitability.

•
Our net income was $107,774 and $78,121 for the three months ended March 31, 2012 and 2011, respectively. Our increase in net income was primarily driven by an increase in our subscriber revenues of $77,805, or 13%, for the three months ended March 31, 2012, attributable to a 9% increase in daily weighted average subscribers, the increase in certain of our subscription rates beginning in January 2012, an increase in sales of premium services, including Premier packages, data services and streaming. Our growth in revenue was partially offset by an increase in our operating expenses of $45,817, or 8%. The increase in operating expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, higher subscriber acquisition costs related to the 5% increase in gross additions, and higher sales and marketing costs related to subscriber communications and cooperative marketing.

•
Net non-cash adjustments to net income were $35,238 and $42,736 for the three months ended March 31, 2012 and 2011, respectively. Significant components of non-cash expenses, and their impact on cash flows from operating activities, include the following:

	For the Three Months Ended March 31,
	2012	2011
Depreciation and amortization	$66,117	$68,400
Loss on extinguishment of debt and credit facilities, net	9,971	5,994
Share-based payment expense	14,951	12,856
Other non-cash purchase price adjustments	(73,956)	(66,743)
Depreciation and amortization expense is expected to increase in future periods as we recognize depreciation expense upon the completion and launch of our FM-6 satellite.

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

Changes in operating assets and liabilities reduced operating cash flows for the three months ended March 31, 2012 and 2011 by $103,064 and $102,748, respectively. As we continue to grow our subscriber and revenue base, we expect that deferred revenue and amounts due from customers and distributors will continue to increase. Amounts payable to vendors are also expected to increase as our business grows. The timing of payments to vendors and related parties are based on both contractual commitments and the terms and conditions of our vendors.

Cash Flows Used in Investing Activities

Cash used for investing activities consists primarily of capital expenditures for property and equipment. We will continue to incur significant costs to improve our terrestrial repeater network and broadcast and administrative infrastructure. In addition, we will continue to incur capital expenditures associated with our FM-6 satellite. After the launch of our FM-6 satellite, we anticipate no significant satellite capital expenditures for several years until it becomes necessary to replace satellites in our fleet.

•	The decrease in cash used for investing activities was primarily due to lower satellite and related launch vehicle construction costs related to our FM-6 satellite.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by (used in) financing activities have generally been the result of the issuance and repayment of long-term debt and related party debt and cash proceeds from exercise of stock options. Proceeds from long-term debt, related party debt and equity issuances have been used to fund our operations, construct and launch new satellites and invest in other infrastructure improvements.

•
The decrease in cash flows used in financing activities was primarily due to the the exercise of stock options in 2012 and the 2011, repayment of the remaining balance of our 11.25% Senior Secured Notes due 2013 and the partial repayment of our 3.25% Convertible Notes due 2011, partially offset by the partial repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015 during the three months ended March 31, 2012.

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

Future Liquidity and Capital Resource Requirements

We have entered into various agreements to design, construct, and launch our satellites in the normal course of business. As disclosed in Note 16 to our unaudited consolidated financial statements, as of March 31, 2012, we expect to incur satellite and transmission related expenditures of approximately $5,624 and $57,257 in 2012 and 2013, respectively, the majority of which is attributable to the construction and launch of our FM-6 satellite and related launch vehicle in 2013 and an additional $48,758 thereafter.

Based upon our current business plans, we believe that we have sufficient cash, cash equivalents and marketable securities to cover our estimated short-term and long-term funding needs. We expect to fund operating expenses, capital expenditures, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash and cash flow from operations, and we believe that we will be able to generate sufficient revenues to meet our cash requirements.

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

Debt Covenants

The indentures governing our debt include restrictive covenants. As of March 31, 2012, we were in compliance with our debt covenants. For a discussion of our “Debt Covenants”, refer to Note 13 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements other than those disclosed in Note 16 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments,” refer to Note 16 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Related Party Transactions

For a discussion of “Related Party Transactions,” refer to Note 11 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 2 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies and estimates since December 31, 2011.

Glossary

Adjusted EBITDA - EBITDA is defined as net income before interest and investment loss; interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. We adjust EBITDA to remove the impact of other income and expense, loss on extinguishment of debt as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) goodwill impairment, (iii) restructuring, impairments, and related costs, (iv) depreciation and amortization and (v) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of restructuring, impairments and related costs is useful given the nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair value as determined using the Black-Scholes-Merton model which varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates.

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statements of comprehensive income of certain expenses, including share-based payment expense and certain purchase price accounting for the Merger. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net income as disclosed in our consolidated statements of comprehensive income. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income to the adjusted EBITDA is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended March 31,
	2012	2011

Net income (GAAP):	$107,774	$78,121
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 38-39)	1,880	3,722
Operating expenses (see pages 38-39)	(74,024)	(67,972)
Share-based payment expense, net of purchase price accounting adjustments	14,951	13,037
Depreciation and amortization (GAAP)	66,117	68,400
Interest expense, net of amounts capitalized (GAAP)	76,971	78,218
Loss on extinguishment of debt and credit facilities, net (GAAP)	9,971	5,994
Interest and investment loss (GAAP)	1,142	1,884
Other loss (income) (GAAP)	578	(1,617)
Income tax expense (GAAP)	2,802	1,572

Adjusted EBITDA	$208,162	$181,359

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments and share-based payment expense. We use this Non-GAAP financial measure to manage our business, set operational goals and as a basis for determining performance-based compensation for our employees. The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the months ended March 31, 2012 and 2011:

	Unaudited For the Three Months Ended March 31, 2012
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted

Revenue:
Subscriber revenue	$700,242	$67	$—	$700,309
Advertising revenue, net of agency fees	18,670	—	—	18,670
Equipment revenue	16,953	—	—	16,953
Other revenue	68,857	1,813	—	70,670
Total revenue	$804,722	$1,880	$—	$806,602
Operating expenses
Cost of services:
Revenue share and royalties	132,111	34,846	—	166,957
Programming and content	70,095	11,702	(1,374)	80,423
Customer service and billing	66,187	—	(427)	65,760
Satellite and transmission	18,110	—	(785)	17,325
Cost of equipment	5,806	—	—	5,806
Subscriber acquisition costs	116,121	24,085	—	140,206
Sales and marketing	58,361	3,391	(2,360)	59,392
Engineering, design and development	12,690	—	(1,432)	11,258
General and administrative	59,886	—	(8,573)	51,313
Depreciation and amortization (a)	66,117	—	—	66,117
Share-based payment expense	—	—	14,951	14,951
Total operating expenses	$605,484	$74,024	$—	$679,508

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended March 31, 2012 was $14,000.

	Unaudited For the Three Months Ended March 31, 2011
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted

Revenue:
Subscriber revenue	$622,437	$1,909	$—	$624,346
Advertising revenue, net of agency fees	16,558	—	—	16,558
Equipment revenue	15,867	—	—	15,867
Other revenue	68,977	1,813	—	70,790
Total revenue	$723,839	$3,722	$—	$727,561
Operating expenses
Cost of services:
Revenue share and royalties	106,929	29,933	—	136,862
Programming and content	72,959	12,824	(2,510)	83,273
Customer service and billing	65,836	18	(367)	65,487
Satellite and transmission	18,560	239	(567)	18,232
Cost of equipment	6,405	—	—	6,405
Subscriber acquisition costs	105,270	21,656	—	126,926
Sales and marketing	47,819	3,212	(1,875)	49,156
Engineering, design and development	11,135	31	(1,142)	10,024
General and administrative	56,354	59	(6,576)	49,837
Depreciation and amortization (a)	68,400	—	—	68,400
Share-based payment expense (b)	—	—	13,037	13,037
Total operating expenses	$559,667	$67,972	$—	$627,639

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

ARPU - is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee. Purchase price accounting adjustments include the recognition of deferred subscriber revenues not recognized in purchase price accounting associated with the Merger. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended March 31,
	2012	2011

Subscriber revenue (GAAP)	$700,242	$622,437
Add: net advertising revenue (GAAP)	18,670	16,558
Add: other subscription-related revenue (GAAP)	57,721	58,531
Add: purchase price accounting adjustments	67	1,909
	$776,700	$699,435

Daily weighted average number of subscribers	21,990,863	20,233,144

ARPU	$11.77	$11.52

Average self-pay monthly churn - is defined as the monthly average of self-pay deactivations for the period divided by the average number of self-pay subscribers for the period.

Customer service and billing expenses, per average subscriber - is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments associated with the Merger, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. We believe the exclusion of share-based payment expense in our calculation of customer service and billing expenses, per average subscriber, is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our customer service and billing expenses. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit associated with incremental share-based payment arrangements recognized at the Merger date. Customer service and billing expenses, per average subscriber, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended March 31,
	2012	2011

Customer service and billing expenses (GAAP)	$66,187	$65,836
Less: share-based payment expense, net of purchase price accounting adjustments	(427)	(367)
Add: purchase price accounting adjustments	—	18
	65,760	65,487

Daily weighted average number of subscribers	21,990,863	20,233,144

Customer service and billing expenses, per average subscriber	$1.00	$1.08

Free cash flow - is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended March 31,
	2012	2011

Cash Flow information
Net cash provided by operating activities	$39,948	$18,109
Net cash used in investing activities	(25,187)	(34,983)
Net cash used in financing activities	(42,175)	(136,122)
Free Cash Flow
Net cash provided by operating activities	$39,948	$18,109
Additions to property and equipment	(25,187)	(34,983)
Free cash flow	$14,761	$(16,874)

New vehicle consumer conversion rate - is defined as the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after the initial promotion period. At the time satellite radio enabled vehicles are sold or leased, the owners or lessees generally receive trial subscriptions ranging from three to twelve months. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. The metric excludes rental and fleet vehicles.

Subscriber acquisition cost, per gross subscriber addition - or SAC, per gross subscriber addition, is derived from subscriber acquisition costs and margins from the sale of radios and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit of amortization of deferred credits on executory contracts recognized at the Merger date attributable to an OEM. SAC, per gross subscriber addition, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended March 31,
	2012	2011

Subscriber acquisition costs (GAAP)	$116,121	$105,270
Less: margin from direct sales of radios and accessories (GAAP)	(11,147)	(9,462)
Add: purchase price accounting adjustments	24,085	21,656
	$129,059	$117,464

Gross subscriber additions	2,161,693	2,052,367

SAC, per gross subscriber addition	$60	$57

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As of March 31, 2012, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, and we also hold certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the objectives in our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

State Consumer Investigations. A Multistate Working Group of 31 State Attorneys General, led by the Attorney General of the State of Ohio, is investigating certain of our consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers.
A separate investigation into our consumer practices is being conducted by the Attorneys General of the State of Florida and the State of New York. We are cooperating with these investigations and believe our consumer practices comply with all applicable federal and state laws and regulations.
Carl Blessing et al. v. Sirius XM Radio Inc. We have settled the case titled Carl Blessing et al. v. Sirius XM Radio Inc. and the settlement has been approved by the United States District Court for the Southern District of New York. Appeals have been filed by 11 individuals seeking to overturn the settlement.
In December 2009, Carl Blessing, a subscriber, filed a lawsuit against us in the United States District Court for the Southern District of New York. Mr. Blessing and several other plaintiffs purported to represent all subscribers who were subject to: an increase in the price for additional-radio subscriptions from $6.99 to $8.99; the imposition of the US Music Royalty Fee; and the elimination of our free Internet service. The suit claimed that the pricing changes showed that our merger with XM lessened competition or led to a monopoly in violation of the Clayton Act and that the merger led to monopolization in violation of the Sherman Act. Earlier the Court dismissed the plaintiffs' claims for breach of contract and granted our motion for summary judgment as to various state law claims.
As part of the settlement, we agreed to: not raise the price of our basic satellite radio service or other programming packages or our Internet services; not increase our US Music Royalty Fee; and not decrease our multi-radio discount prior to January 1, 2012. Existing subscribers were also permitted to renew their current subscription plans at current rates prior to December 31, 2011. Former subscribers who terminated their subscriptions after July 29, 2009 are entitled to receive, at their election, either: one month of our basic satellite radio service or one month of our Internet service, at no charge. We also paid the costs of providing notice to the plaintiff class and reimbursed counsel for the plaintiffs for $13 million of their fees and expenses.
One Twelve, Inc. and Don Buchwald v. Sirius XM Radio Inc. In March 2011, One Twelve, Inc., Howard Stern's production company, and Don Buchwald, Stern's agent, commenced an action against us in the Supreme Court of the State of New York, County of New York. The action alleged that, upon the Merger, we failed to honor our obligations under the performance-based compensation provisions of our prior agreement dated October 2004 with One Twelve and Buchwald, as agent; One Twelve and Buchwald each assert a claim of breach of contract. In April 2012, the Court granted our motion for summary judgment and dismissed with prejudice the suit. The Court found the agreement unambiguous. One Twelve and Buchwald have filed a notice of appeal.
Other Matters. In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis, actions filed by former employees, parties to contracts or leases, and owners of patents, trademarks, copyrights or other intellectual property. None of these other actions are, in our opinion, likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of May 2012.

SIRIUS XM RADIO INC.
By:	/s/ David J. Frear
David J. Frear
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
*10.1
Second Amendment, dated as of March 5, 2012, to the Employee Agreement, dated as of October 14, 2009, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 5, 2012).

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

101.1**
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (ii) Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011; (iii) Unaudited Consolidated Statements of Stockholder’s Equity as of March 31, 2012; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements.

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

Exhibit 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
I, Mel Karmazin, the Chief Executive Officer of Sirius XM Radio Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the period ended March 31, 2012 of Sirius XM Radio Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any changes in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By:	/s/ MEL KARMAZIN
Mel Karmazin Chief Executive Officer (Principal Executive Officer)
May 1, 2012

Exhibit 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER
I, David J. Frear, the Executive Vice President and Chief Financial Officer of Sirius XM Radio Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the period ended March 31, 2012 of Sirius XM Radio Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any changes in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By:	/s/ DAVID J. FREAR
David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)
May 1, 2012

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002
In connection with the Quarterly Report of Sirius XM Radio Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mel Karmazin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ MEL KARMAZIN
Mel Karmazin Chief Executive Officer (Principal Executive Officer)
May 1, 2012
A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002
In connection with the Quarterly Report of Sirius XM Radio Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David J. Frear, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ DAVID J. FREAR
David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)
May 1, 2012
A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.