Form 10-Q
period 2012-06-30
SIRIUS XM RADIO INC.
filed 2012-08-07
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of August 3, 2012)
COMMON STOCK, $0.001 PAR VALUE	3,833,253,534	SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenue:
Subscriber revenue	$730,285	$639,642	$1,430,526	$1,262,080
Advertising revenue, net of agency fees	20,786	18,227	39,456	34,785
Equipment revenue	16,417	17,022	33,370	32,889
Other revenue	70,055	69,506	138,912	138,482
Total revenue	837,543	744,397	1,642,264	1,468,236
Operating expenses:
Cost of services:
Revenue share and royalties	135,426	116,741	267,537	223,670
Programming and content	65,169	67,399	135,265	140,358
Customer service and billing	68,679	62,592	134,866	128,429
Satellite and transmission	17,551	18,998	35,661	37,558
Cost of equipment	7,150	7,601	12,956	14,006
Subscriber acquisition costs	119,475	105,162	235,596	210,432
Sales and marketing	57,422	51,442	115,781	99,261
Engineering, design and development	6,272	13,939	18,962	25,074
General and administrative	65,664	60,479	125,550	116,831
Depreciation and amortization	66,793	67,062	132,910	135,462
Total operating expenses	609,601	571,415	1,215,084	1,131,081
Income from operations	227,942	172,982	427,180	337,155
Other income (expense):
Interest expense, net of amounts capitalized	(72,770)	(76,196)	(149,742)	(154,414)
Loss on extinguishment of debt and credit facilities, net	(15,650)	(1,212)	(25,621)	(7,206)
Interest and investment (loss) income	(1,728)	80,182	(2,871)	78,298
Other (loss) income	(173)	183	(749)	1,799
Total other (expense) income	(90,321)	2,957	(178,983)	(81,523)
Income before income taxes	137,621	175,939	248,197	255,632
Income tax benefit (expense)	2,996,549	(2,620)	2,993,747	(4,192)
Net income	$3,134,170	$173,319	$3,241,944	$251,440
Realized loss on XM Canada investment foreign currency adjustment, net of tax	—	6,072	—	6,072
Foreign currency translation adjustment, net of tax	18	10	(38)	77
Comprehensive income	$3,134,188	$179,401	$3,241,906	$257,589
Net income per common share:
Basic	$0.83	$0.05	$0.86	$0.07
Diluted	$0.48	$0.03	$0.50	$0.04
Weighted average common shares outstanding:
Basic	3,765,573	3,744,375	3,766,508	3,739,731
Diluted	6,506,159	6,804,297	6,521,614	6,790,729

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$868,330	$773,990
Accounts receivable, net	113,705	101,705
Receivables from distributors	97,076	84,817
Inventory, net	36,884	36,711
Prepaid expenses	163,009	125,967
Related party current assets	7,326	14,702
Deferred tax asset	899,485	132,727
Other current assets	8,600	6,335
Total current assets	2,194,415	1,276,954
Property and equipment, net	1,631,110	1,673,919
Long-term restricted investments	3,973	3,973
Deferred financing fees, net	35,552	42,046
Intangible assets, net	2,546,061	2,573,638
Goodwill	1,815,673	1,834,856
Related party long-term assets	51,827	54,953
Long-term deferred tax asset	1,237,393	—
Other long-term assets	19,077	35,657
Total assets	$9,535,081	$7,495,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$491,704	$543,193
Accrued interest	62,971	70,405
Current portion of deferred revenue	1,440,983	1,333,965
Current portion of deferred credit on executory contracts	278,401	284,108
Current maturities of long-term debt	5,158	1,623
Related party current liabilities	15,803	14,302
Total current liabilities	2,295,020	2,247,596
Deferred revenue	170,525	198,135
Deferred credit on executory contracts	76,458	218,199
Long-term debt	2,543,249	2,683,563
Long-term related party debt	330,393	328,788
Deferred tax liability	—	1,011,084
Related party long-term liabilities	20,354	21,741
Other long-term liabilities	85,492	82,745
Total liabilities	5,521,491	6,791,851
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at June 30, 2012 and December 31, 2011:
Series A convertible preferred stock; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Convertible perpetual preferred stock, series B-1 (liquidation preference of $0.001 per share at June 30, 2012 and December 31, 2011); 12,500,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	13	13
Common stock, par value $0.001; 9,000,000,000 shares authorized at June 30, 2012 and December 31, 2011; 3,824,178,762 and 3,753,201,929 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3,824	3,753
Accumulated other comprehensive income, net of tax	33	71
Additional paid-in capital	10,551,868	10,484,400
Accumulated deficit	(6,542,148)	(9,784,092)
Total stockholders’ equity	4,013,590	704,145
Total liabilities and stockholders’ equity	$9,535,081	$7,495,996

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Convertible Perpetual Preferred Stock, Series B-1		Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2011	—	$—	12,500,000	$13	3,753,201,929	$3,753	$71	$10,484,400	$(9,784,092)	$704,145
Comprehensive income, net of tax							(38)		3,241,944	3,241,906
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	1,034,430	1	—	2,177	—	2,178
Share-based payment expense	—	—	—	—	—	—	—	26,690	—	26,690
Exercise of stock options	—	—	—	—	69,942,403	70	—	38,601	—	38,671
Balance at June 30, 2012	—	$—	12,500,000	$13	3,824,178,762	$3,824	$33	$10,551,868	$(6,542,148)	$4,013,590
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$3,241,944	$251,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,910	135,462
Non-cash interest expense, net of amortization of premium	21,031	19,234
Provision for doubtful accounts	14,879	17,744
Amortization of deferred income related to equity method investment	(1,388)	(1,388)
Loss on extinguishment of debt and credit facilities, net	25,621	7,206
Gain on merger of unconsolidated entities	—	(83,718)
Loss on unconsolidated entity investments, net	3,469	6,045
Loss on disposal of assets	488	269
Share-based payment expense	28,869	23,591
Deferred income taxes	(2,995,542)	2,223
Other non-cash purchase price adjustments	(147,328)	(134,862)
Distribution from investment in unconsolidated entity	—	4,849
Changes in operating assets and liabilities:
Accounts receivable	(26,879)	3,080
Receivables from distributors	(12,259)	(13,438)
Inventory	(173)	(10,399)
Related party assets	6,813	31,076
Prepaid expenses and other current assets	(39,308)	(20,871)
Other long-term assets	16,579	15,974
Accounts payable and accrued expenses	(51,596)	(101,552)
Accrued interest	(7,434)	(1,888)
Deferred revenue	79,288	63,649
Related party liabilities	1,501	(42)
Other long-term liabilities	2,238	(194)
Net cash provided by operating activities	293,723	213,490

Cash flows from investing activities:
Additions to property and equipment	(48,944)	(75,298)
Release of restricted investments	—	250
Return of capital from investment in unconsolidated entity	—	10,117
Net cash used in investing activities	(48,944)	(64,931)

Cash flows from financing activities:
Proceeds from exercise of stock options	38,671	6,921
Payment of premiums on redemption of debt	(19,211)	(5,020)
Repayment of long-term borrowings	(169,899)	(208,824)
Net cash used in financing activities	(150,439)	(206,923)
Net increase (decrease) in cash and cash equivalents	94,340	(58,364)
Cash and cash equivalents at beginning of period	773,990	586,691
Cash and cash equivalents at end of period	$868,330	$528,327

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Six Months Ended June 30,
(in thousands)	2012	2011
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$121,480	$163,059
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	12,781	—
Common stock issuance upon exercise of warrants	—	7
Goodwill reduced for the exercise and vesting of certain stock awards	19,183	—

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)

(1)	Business

We broadcast our music, sports, entertainment, comedy, talk, news, traffic and weather channels in the United States on a subscription fee basis through two proprietary satellite radio systems. Subscribers can also receive certain of our music and other channels over the Internet, including through applications for mobile devices. We have agreements with every major automaker (“OEMs”) to offer satellite radios as factory- or dealer-installed equipment in their vehicles. We also acquire subscribers through the sale or lease of previously owned vehicles with factory-installed satellite radios. We distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.

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

Basis of Presentation

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been made.

Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 9, 2012.

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements. For a discussion of subsequent events refer to Note 17.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include asset impairment, depreciable lives of our satellites, share-based payment expense, and valuation allowances against deferred tax assets.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Income Taxes

Deferred income taxes represent the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each reporting period, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. In determining the period in which related tax benefits are realized for book purposes, excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted; excess tax compensation benefits are recorded off balance-sheet as a memo entry until the period the excess tax benefit is realized through a reduction of taxes payable. A valuation allowance is recognized or maintained when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.

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

We report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between the Company and a customer in our unaudited consolidated statements of comprehensive income.

Fair Value of Financial Instruments

The fair value for publicly traded instruments is determined using quoted market prices while the fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of June 30, 2012 and December 31, 2011, the carrying value of our debt was $2,878,800 and $3,013,974, respectively; and the fair value approximated $3,343,100 and $3,506,546, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $33 is comprised of foreign currency translation adjustments related to our interest in Sirius XM Canada. During the three months ended June 30, 2012, we recorded a foreign currency translation adjustment gain of $18, net of tax of $2, and during the six months ended June 30, 2012, we recorded a foreign currency translation adjustment loss of $38, net of tax of $32.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This standard is effective for interim and annual periods beginning after December 15, 2011 and is applied on a prospective basis. We adopted ASU 2011-04 as of January 1, 2012 and the impact was not material to our unaudited consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in single continuous statements of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral will be consistent with the effective date of ASU 2011-05. We adopted ASU 2011-05 as of January 1, 2012 and disclosed comprehensive income in our unaudited consolidated statements of comprehensive income. ASU 2011-05 affects financial statement presentation and has no impact on our results of unaudited consolidated financial statements.

(3)	Earnings per Share

Basic net income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, restricted stock and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. Common stock equivalents of approximately 427,159,771 and 96,155,764 for the three months ended June 30, 2012 and 2011, respectively, and 428,045,379 and 109,334,669 for the six months ended June 30, 2012 and 2011, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net income available to common stockholders	$3,134,170	$173,319	$3,241,944	$251,440
Effect of assumed conversions	—	9,625	—	19,250
Net income available to common stockholders and assumed conversions	$3,134,170	$182,944	$3,241,944	$270,690
Average common shares outstanding-basic	3,765,573	3,744,375	3,766,508	3,739,731
Dilutive effect of equity instruments	2,740,586	3,059,922	2,755,106	3,050,998
Average common shares outstanding-diluted	6,506,159	6,804,297	6,521,614	6,790,729
Net income per common share
Basic	$0.83	$0.05	$0.86	$0.07
Diluted	$0.48	$0.03	$0.50	$0.04

(4)	Accounts Receivable, net

Accounts receivable, net, are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of certain receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay.

Accounts receivable, net, consists of the following:

	June 30, 2012	December 31, 2011
Gross accounts receivable	$124,825	$111,637
Allowance for doubtful accounts	(11,120)	(9,932)
Total accounts receivable, net	$113,705	$101,705

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Receivables from distributors include billed and unbilled amounts due from OEMs for radio services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	June 30, 2012	December 31, 2011
Billed	$50,359	$44,618
Unbilled	46,717	40,199
Total	$97,076	$84,817

(5)	Inventory, net

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

Inventory, net, consists of the following:

	June 30, 2012	December 31, 2011
Raw materials	$20,029	$24,134
Finished goods	33,106	28,007
Allowance for obsolescence	(16,251)	(15,430)
Total inventory, net	$36,884	$36,711

(6)	Goodwill

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

As of June 30, 2012, there were no indicators of impairment and no impairment loss was recorded for goodwill during the three and six months ended June 30, 2012 and 2011.

During the three and six months ended June 30, 2012, with the release of the deferred income tax valuation allowance, we reduced goodwill by $19,183 related to the subsequent exercise of certain stock options and vesting of certain restricted stock units that were recorded at fair value in connection with the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. ("the Merger").

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(7)	Intangible Assets

Intangible assets consisted of the following:

			June 30, 2012			December 31, 2011
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite		$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite		250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9	years	380,000	(212,793)	167,207	380,000	(191,201)	188,799
Licensing agreements	9.1	years	78,897	(39,153)	39,744	78,897	(34,145)	44,752
Proprietary software	6	years	16,552	(12,375)	4,177	16,552	(11,507)	5,045
Developed technology	10	years	2,000	(783)	1,217	2,000	(683)	1,317
Leasehold interests	7.4	years	132	(70)	62	132	(61)	71
Total intangible assets			$2,811,235	$(265,174)	$2,546,061	$2,811,235	$(237,597)	$2,573,638

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

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of June 30, 2012, there were no legal, regulatory or contractual limitations associated with the XM trademark.

Our annual impairment assessment of our indefinite intangible assets is performed as of October 1st of each year. An assessment is made at other times if events or changes in circumstances indicate that these assets might be impaired. The impairment test consists of a comparison of the fair value of the assets with its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As of June 30, 2012, there were no indicators of

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

impairment and no impairment loss was recorded for intangible assets with indefinite lives during the three and six months ended June 30, 2012 and 2011.

Definite Life Intangible Assets

Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis.

Amortization expense for all definite life intangible assets was $13,651 and $14,960 for the three months ended June 30, 2012 and 2011, respectively, and $27,577 and $30,263 for the six months ended June 30, 2012 and 2011, respectively.

Expected amortization expense for the remaining period in 2012, each of the fiscal years 2013 through 2016 and for periods thereafter is as follows:

Year ending December 31,	Amount
2012	$26,074
2013	47,357
2014	38,879
2015	37,553
2016	31,959
Thereafter	30,585
Total definite life intangible assets, net	$212,407

(8)	Interest Costs

We capitalized a portion of the interest on funds borrowed to finance the construction costs of our FM-6 satellite and related launch vehicle. We will continue to capitalize the interest until the launch of our FM-6 satellite. We also incur interest costs on all of our debt instruments and on our satellite incentive agreements. The following is a summary of our interest costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest costs charged to expense	$72,770	$76,196	$149,742	$154,414
Interest costs capitalized	8,128	8,068	16,082	15,318
Total interest costs incurred	$80,898	$84,264	$165,824	$169,732

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $10,384 and $9,661 for the three months ended June 30, 2012 and 2011, respectively, and $21,031 and $19,234 for the six months ended June 30, 2012 and 2011, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(9)	Property and Equipment

Property and equipment, net, consists of the following:

	June 30, 2012	December 31, 2011
Satellite system	$1,943,537	$1,943,537
Terrestrial repeater network	109,937	112,440
Leasehold improvements	44,334	43,455
Broadcast studio equipment	54,537	53,903
Capitalized software and hardware	213,911	193,301
Satellite telemetry, tracking and control facilities	61,427	60,539
Furniture, fixtures, equipment and other	75,086	60,283
Land	38,411	38,411
Building	57,200	57,185
Construction in progress	395,640	372,508
Total property and equipment	2,994,020	2,935,562
Accumulated depreciation and amortization	(1,362,910)	(1,261,643)
Property and equipment, net	$1,631,110	$1,673,919

Construction in progress consists of the following:

	June 30, 2012	December 31, 2011
Satellite system	$360,937	$343,932
Terrestrial repeater network	18,806	19,194
Other	15,897	9,382
Construction in progress	$395,640	$372,508

Depreciation and amortization expense on property and equipment was $53,142 and $52,102 for the three months ended June 30, 2012 and 2011, respectively, and $105,333 and $105,199 for the six months ended June 30, 2012 and 2011, respectively.

Satellites

We currently own a fleet of nine orbiting satellites. The chart below provides certain information on these satellites:

Satellite Designation	Year Delivered	Estimated End of Depreciable Life
FM-1	2000	2013
FM-2	2000	2013
FM-3	2000	2015
FM-5	2009	2024
XM-1	2001	2013
XM-2	2001	2013
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025

We own four orbiting satellites for use in the Sirius system. We own five orbiting satellites for use in the XM system. Four of these satellites were manufactured by Boeing Satellite Systems International and five were manufactured by Space

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Systems/Loral.

During the three months ended June 30, 2012 and 2011, we capitalized expenditures, including interest, of $8,340 and $29,137, respectively, and $17,005 and $50,702 during the six months ended June 30, 2012 and 2011, respectively, related to the construction of our FM-6 satellite and related launch vehicle.

(10)	Related Party Transactions

We had the following related party balances at June 30, 2012 and December 31, 2011:

	Related party current assets		Related party long-term assets		Related party current liabilities		Related party long-term liabilities		Related party long-term debt
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Liberty Media	$—	$—	$1,030	$1,212	$9,723	$9,722	$—	$—	$330,393	$328,788
Sirius XM Canada	7,326	14,702	50,797	53,741	6,080	4,580	20,354	21,741	—	—
Total	$7,326	$14,702	$51,827	$54,953	$15,803	$14,302	$20,354	$21,741	$330,393	$328,788

Liberty Media

In February 2009, we entered into an Investment Agreement (the “Investment Agreement”) with an affiliate of Liberty Media Corporation, Liberty Radio, LLC (collectively, “Liberty Media”). Pursuant to the Investment Agreement, in March 2009 we issued to Liberty Radio, LLC 12,500,000 shares of our Convertible Perpetual Preferred Stock, Series B-1 (the “Series B Preferred Stock”), with a liquidation preference of $0.001 per share in partial consideration for certain loan investments. Liberty Media has representatives on our board of directors. The Series B Preferred Stock is convertible into 2,586,976,000 shares of common stock. As of July 11, 2012, Liberty Media owned approximately 362,549,000 shares of our common stock.

Liberty Media has advised us that as of June 30, 2012 and December 31, 2011, respectively, it owned the following:

	June 30, 2012	December 31, 2011
8.75% Senior Notes due 2015	$150,000	$150,000
9.75% Senior Secured Notes due 2015	50,000	50,000
13% Senior Notes due 2013	76,000	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000
7.625% Senior Notes due 2018	50,000	50,000
Total principal debt	337,000	337,000
Less: discounts	6,607	8,212
Total carrying value of debt	$330,393	$328,788

As of June 30, 2012 and December 31, 2011, we recorded $9,723 and $9,722, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $9,024 and $8,851 for the three months ended June 30, 2012 and 2011, respectively, and $18,018 and $17,784 for the six months ended June 30, 2012 and 2011, respectively.

Sirius XM Canada

In June 2011, Canadian Satellite Radio Holdings Inc. (“CSR”), the parent company of XM Canada, and Sirius Canada completed a transaction to combine their operations (“the Canada Merger”). The combined company operates as Sirius XM Canada. We own approximately 46,700,000 Class A shares of CSR, representing a 38.0% equity interest and a 25.0% voting interest, and hold a non-interest bearing note, in a principal amount of $394, issued by CSR.

We also hold an investment in Cdn $4,000 face value of 8% convertible unsecured subordinated debentures issued by CSR, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive income (loss), net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment loss. As of June 30, 2012, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,696 and $8, respectively. As of December 31, 2011, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,490 and $0, respectively. The carrying values of the host contract and embedded derivative are recorded in Related party long-term assets.

Our interest in Sirius XM Canada is accounted for under the equity method. The excess of the cost of our ownership interest in the equity of Sirius XM Canada over our share of the net assets is recognized as goodwill and intangible assets and is included in the carrying amount of our investment. Equity method goodwill is not amortized. We periodically evaluate this investment to determine if there has been an other than temporary decline below carrying value. Equity method intangible assets are amortized over their respective useful lives, which is recorded in Interest and investment loss. As of June 30, 2012, our investment balance in Sirius XM Canada was approximately $42,658, $28,342 of which represents equity method goodwill and intangible assets, and was recorded in Related party long-term assets. As of December 31, 2011, our investment balance in Sirius XM Canada was approximately $45,061, $28,589 of which represented equity method goodwill and intangible assets, and was recorded in Related party long-term assets.

We provide Sirius XM Canada with chip sets and other services and we are reimbursed for these costs. As of June 30, 2012 and December 31, 2011, amounts due for these costs totaled $5,326 and $7,404, respectively, and is reported as Related party current assets.

As of June 30, 2012, amounts due from Sirius XM Canada also included $6,041 attributable to deferred programming costs and accrued interest, $4,041 of which is reported as Related party long-term assets. As of December 31, 2011, amounts due from Sirius XM Canada included $7,280 attributable to deferred programming costs and accrued interest, $4,780 of which was reported as Related party long-term assets.

As of June 30, 2012 and December 31, 2011, the amounts due to Sirius XM Canada totaled $3,305 and $1,804, respectively, and is reported as Related party current liabilities.

We recorded the following revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2012	2012
Royalty income	$8,036	$15,501
Amortization of Sirius XM Canada deferred income	694	1,388
Licensing fee revenue	1,500	3,000
Advertising reimbursements	416	833
Total revenue from Sirius XM Canada	$10,646	$20,722

Our share of net earnings or losses of Sirius XM Canada are recorded to Interest and investment loss in our unaudited consolidated statements of comprehensive income on a one month lag. Our share of Sirius XM Canada’s net loss was $1,576 for the three months ended June 30, 2012 and $3,221 for the six months ended June 30, 2012. We recorded amortization expense related to equity method intangible assets of $421 for the three months ended June 30, 2012 and $248 for the six months ended June 30, 2012.

Sirius Canada

We had an equity interest of 49% in Sirius Canada until June 21, 2011 when the Canada Merger closed.

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

We recorded the following revenue from Sirius Canada. Royalty income is included in other revenue and dividend income is included in Interest and investment loss in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2011	2011
Royalty income	$5,475	$9,945
Dividend income	222	460
Total revenue from Sirius Canada	$5,697	$10,405

Receivables from royalty and dividend income were utilized to absorb a portion of our share of net losses generated by Sirius Canada. Total costs reimbursed by Sirius Canada were $2,763 for the three months ended June 30, 2011 and $5,253 for the six months ended June 30, 2011.

Our share of net earnings or losses of Sirius Canada was recorded to Interest and investment loss in our unaudited consolidated statements of comprehensive income on a one month lag. Our share of Sirius Canada’s net loss was $5,259 for the three months ended June 30, 2011 and $9,717 for the six months ended June 30, 2011. The payments received from Sirius Canada in excess of carrying value were $3,868 for the three months ended June 30, 2011 and $6,748 for the six months ended June 30, 2011.

XM Canada

We had an equity interest of 21.5% in XM Canada until June 21, 2011 when the Canada Merger closed.

In 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial ten year term and XM Canada has the unilateral option to extend the agreements for an additional five year term. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. Sirius XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements. As of June 30, 2012 and December 31, 2011, the carrying value of deferred revenue related to this agreement was $23,129 and $24,517, respectively.

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

We recorded the following revenue from XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2011	2011
Amortization of XM Canada deferred income	$694	$1,388
Subscriber and activation fee royalties	2,860	5,483
Licensing fee revenue	1,500	3,000
Advertising reimbursements	416	833
Total revenue from XM Canada	$5,470	$10,704

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Our share of net earnings or losses of XM Canada is recorded to Interest and investment loss in our unaudited consolidated statements of comprehensive income on a one month lag. Our share of XM Canada’s net loss was $3,992 for the three months ended June 30, 2011 and $6,045 for the six months ended June 30, 2011.

(11)    Investments

Long Term Restricted Investments

Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of office space. As of June 30, 2012 and December 31, 2011, our Long-term restricted investments were $3,973.

(12)	Debt
Our debt consists of the following:

	Conversion Price (per share)	June 30, 2012	December 31, 2011
8.75% Senior Notes due 2015 (a)	N/A	800,000	800,000
Less: discount		(8,435)	(9,753)
9.75% Senior Secured Notes due 2015 (b)	N/A	186,112	257,000
Less: discount		(5,308)	(8,356)
13% Senior Notes due 2013 (c)	N/A	681,517	778,500
Less: discount		(24,616)	(39,504)
7% Exchangeable Senior Subordinated Notes due 2014 (d)	$1.875	550,000	550,000
Less: discount		(5,058)	(5,956)
7.625% Senior Notes due 2018 (e)	N/A	700,000	700,000
Less: discount		(10,285)	(10,898)
Other debt:
Capital leases	N/A	14,873	2,941
Total debt		2,878,800	3,013,974
Less: total current maturities non-related party		5,158	1,623
Total long-term		2,873,642	3,012,351
Less: related party		330,393	328,788
Total long-term, excluding related party		$2,543,249	$2,683,563

(a)	8.75% Senior Notes due 2015

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

During the three and six months ended June 30, 2012, we purchased $38,316 and $70,888, respectively, in aggregate

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

principal amounts of the 9.75% Notes for an aggregate purchase price, inclusive of interest, of $41,875 and $77,440, respectively. We recognized an aggregate loss on the extinguishment of the 9.75% Notes of $4,054 and $7,832 during the three and six months ended June 30, 2012, respectively, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.

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

During the three and six months ended June 30, 2012, we purchased $62,729 and $96,983, respectively, in aggregate principal amounts of the 13% Notes for an aggregate purchase price, inclusive of interest, of $73,616 and $113,226, respectively. We recognized an aggregate loss on the extinguishment of the 13% Notes of $11,596 and $17,789, during the three and six months ended June 30, 2012, respectively, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.

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

Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of our common stock at an initial exchange rate of 533.3333 shares of common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of common stock. During the three and six months ended June 30, 2011, the common stock reserved for exchange in connection with the Exchangeable Notes were considered to be dilutive in our calculation of diluted net income per share as our stock price was greater than the exchange price as of June 30, 2011. During the three and six months ended June 30, 2012, the Exchangeable Notes were considered to be anti-dilutive.

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

Retired Debt Instruments

3.25% Convertible Notes due 2011

In February 2011, we purchased $94,148 of our then outstanding 3.25% Convertible Notes due 2011 (the "3.25% Notes") at prices between 100.75% and 100.94% of the principal amount plus accrued interest. We recognized a loss on extinguishment of debt for the 3.25% Notes of $1,079 for the three months ended June 30, 2011, which consisted primarily of cash premiums paid, unamortized discount and deferred financing fees. The remainder of the 3.25% Notes were paid upon maturity in the fourth quarter of 2011.

11.25% Senior Secured Notes due 2013

In January 2011, we purchased the remaining portion of our outstanding 11.25% Senior Secured Notes due 2013 for an aggregate purchase price of $40,376. A loss from extinguishment of debt of $4,915 associated with this purchase was

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

recorded during the six months ended June 30, 2011.

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

At June 30, 2012, we were in compliance with our debt covenants.

(13)	Stockholders’ Equity

Common Stock, par value $0.001 per share

We were authorized to issue up to 9,000,000,000 shares of common stock as of June 30, 2012 and December 31, 2011. There were 3,824,178,762 and 3,753,201,929 shares of common stock issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, approximately 3,266,609,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.

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

We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs of $3,060 and $2,760, respectively, for the three months ended June 30, 2012 and 2011 and $6,042 and $5,450, respectively, for the six months ended June 30, 2012 and 2011. As of June 30, 2012, the unamortized balance of the debt issuance costs was $34,013, with $33,332 recorded in deferred financing fees, net, and $680 recorded in Long-term related party assets. As of December 31, 2011, the unamortized balance of the debt issuance costs was $40,054, with $39,253 recorded in deferred financing fees, net, and $801 recorded in Long-term related party assets. These costs will continue to be amortized until the debt is terminated.

In January 2004, Sirius Satellite Radio Inc. signed a seven-year agreement with a sports programming provider which expired in February 2011. Upon execution of this agreement, Sirius delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock were subject to transfer restrictions which lapsed over time. We recognized share-based payment expense associated with these shares of $1,568 in the six months ended June 30, 2011.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Preferred Stock, par value $0.001 per share

We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of June 30, 2012 and December 31, 2011. There were no shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of June 30, 2012 and December 31, 2011.

There were 12,500,000 shares of Series B Preferred Stock issued and outstanding as of June 30, 2012 and December 31, 2011. The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing approximately 40% of our outstanding shares of common stock (after giving effect to such conversion). As the holder of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which such shares of Series B Preferred Stock are convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and ranks senior to our common stock.

Warrants

We have issued warrants to purchase shares of common stock in connection with distribution, programming and satellite purchase agreements. As of June 30, 2012 and December 31, 2011, approximately 22,506,000 warrants to acquire an equal number of shares of common stock were outstanding and fully vested. These warrants expire at various times through 2015. At June 30, 2012 and December 31, 2011, the weighted average exercise price of outstanding warrants was $2.63 per share. We did not incur warrant related expenses during the three and six months ended June 30, 2012 and 2011.

In February 2011, Daimler AG exercised 16,500,000 warrants to purchase shares of common stock on a net settlement basis, resulting in the issuance of 7,122,951 shares of our common stock.

(14)	Benefit Plans

We recognized share-based payment expense of $13,918 and $10,735 for the three months ended June 30, 2012 and 2011, respectively, and $28,869 and $22,023 for the six months ended June 30, 2012 and 2011, respectively.

2009 Long-Term Stock Incentive Plan

In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of June 30, 2012, approximately 199,220,000 shares of common stock were available for future grants under the 2009 Plan.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.8%	1.8%	0.8%	1.8%
Expected life of options — years	5.12	5.25	5.17	5.25
Expected stock price volatility	53%	56%	54%	56%
Expected dividend yield	0%	0%	0%	0%

There were no options granted to third parties during the three and six months ended June 30, 2012 and 2011.

The following table summarizes stock option activity under our share-based payment plans for the six months ended June 30, 2012 (options in thousands):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	439,580	$1.25
Granted	1,120	$1.98
Exercised	(69,942)	$0.55
Forfeited, cancelled or expired	(7,386)	$3.33
Outstanding as of June 30, 2012	363,372	$1.34	6.06	$296,646
Exercisable, June 30, 2012	142,613	$1.76	4.00	$119,270

The weighted average grant date fair value of options granted during the six months ended June 30, 2012 and 2011 was $0.94 and $1.17, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 was $107,560 and $7,393, respectively.

We recognized share-based payment expense associated with stock options of $13,047 and $9,920 for the three months ended June 30, 2012 and 2011, respectively, and $26,690 and $19,897 for the six months ended June 30, 2012 and 2011, respectively.

There were no grants, exercises, forfeitures, cancellations or expirations of our shares of restricted stock or restricted stock units during the three and six months ended June 30, 2012. As of June 30, 2012, we had 421 awards of nonvested restricted stock and restricted stock units outstanding which have a weighted average grant date fair value of $1.46. These represent shares issued to members of the board of directors as part of our former director compensation program. The shares will vest on the first anniversary of the date the applicable person ceases to be a director.

We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $0 and $1 for the three months ended June 30, 2012 and 2011, respectively, and $0 and $543 for the six months ended June 30, 2012 and 2011, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units and shares granted to employees and members of our board of directors at June 30, 2012 and December 31, 2011, net of estimated forfeitures, was $103,162 and $129,983, respectively. The total unrecognized compensation costs at June 30, 2012 are expected to be recognized over a weighted-average period of three years.

401(k) Savings Plan

We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions. Share-based payment expense resulting from the matching contribution to the Sirius XM Plan was $871 and $814 for the three months ended June 30, 2012 and 2011, respectively, and $2,179 and $1,583 for the six months ended June 30, 2012 and 2011, respectively.

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

(15)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of June 30, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations	$3,018	$685,751	$553,406	$989,467	$860	$700,000	$2,932,502
Cash interest payments	134,744	269,053	180,262	106,628	53,381	106,750	850,818
Satellite and transmission	3,782	52,257	13,311	13,157	3,597	18,693	104,797
Programming and content	94,591	199,880	171,039	163,202	13,388	1,125	643,225
Marketing and distribution	31,891	23,139	17,560	12,131	8,685	3,192	96,598
Satellite incentive payments	5,376	12,476	12,664	11,791	12,673	77,790	132,770
Operating lease obligations	18,540	32,978	27,321	29,696	19,391	195,752	323,678
Other	23,014	34,518	13,304	1,594	188	—	72,618
Total(1)	$314,956	$1,310,052	$988,867	$1,327,666	$112,163	$1,103,302	$5,157,006

(1)	The table does not include our reserve for uncertain tax positions, which at June 30, 2012 totaled $1,551, as the specific timing of any cash payments cannot be projected with reasonable certainty.

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

Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of four of XM’s in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s satellites. As of June 30, 2012,

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

we have accrued $27,673 related to contingent in-orbit performance payments for our XM-3 and XM-4 satellites based on expected operating performance over their fifteen-year design life. Boeing may also be entitled to an additional $10,000 if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Space Systems/Loral, the manufacturer of two of our in-orbit satellites, may be entitled to future in-orbit performance payments. As of June 30, 2012, we have accrued $9,711 and $21,450 related to contingent performance payments for our FM-5 and XM-5 satellites, respectively, based on their expected operating performance over their fifteen-year design life.

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

Legal Proceedings

In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including derivative actions, actions filed by subscribers, both on behalf of themselves and on a class action basis, and actions filed by former employees, parties to contracts or leases, and owners of patents, trademarks, copyrights or other intellectual property. Our significant legal proceedings are discussed under Item I, Legal Proceedings, in Part II, Other Information.

(16)    Income Taxes

The income tax provision includes a discrete benefit of approximately $2,989,000 related to a reversal of substantially all of our deferred income tax valuation allowance and a discrete benefit of approximately $9,000 related to changes in the effective tax rate on certain deferred taxes.

The evaluation of the recoverability of our deferred tax assets and the need for a valuation allowance requires management to weigh evidence to reach a conclusion that it is more likely than not that all or some of the deferred tax asset will be realized. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Our conclusion with regard to maintaining or releasing the valuation allowance gives consideration to a variety of factors including but not limited to a three-year cumulative pre-tax income; the extent of current period taxable income and an expectation of sufficient and sustainable future taxable income; and our ability to utilize net operating losses within the carryforward period.

Prior to the three months ended June 30, 2012, we maintained a full valuation allowance against our net deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and our ability to generate taxable income in the future and our assessment that the realization of the net deferred tax assets did not meet the "more likely than not" criteria under ASC 740.

In 2010, we had our first year of pre-tax earnings for financial statement reporting purposes, but continued to generate losses for tax purposes. For the year ended December 31, 2011, we had pre-tax earnings and generated taxable income for the first time. In 2012, we experienced three year cumulative pre-tax income and for the six months ended June 30, 2012, we continued to report pre-tax earnings, validating our projections of pre-tax earnings and taxable income for the full year 2012. This, together with projections of sufficient future taxable income, represents significant positive evidence. As of June 30, 2012, the cumulative positive evidence outweighed the historical negative evidence regarding the likelihood that our deferred

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

tax asset will be realized. As a result, we concluded, that $2,989,000 of the valuation allowance established against deferred tax assets should be released at June 30, 2012. The remaining deferred tax asset valuation allowance as of June 30, 2012 of approximately $119,300 relates to deferred tax assets we expect to realize as a result of pre-tax income anticipated during the third and fourth quarters of 2012 of $111,800 and deferred tax assets of $7,500 that are not likely to be realized due to certain state NOL limitations.

(17)    Subsequent Events

On July 25, 2012, we announced our intention to redeem all of our outstanding 9.75% Notes on September 1, 2012 at a price of 104.875% of the principal amount, plus accrued interest.

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

We have agreements with every major automaker (“OEMs”) to offer satellite radios as factory- or dealer-installed equipment in their vehicles. We also acquire subscribers through the sale or lease of previously owned vehicles with factory-installed satellite radios. We distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.

As of June 30, 2012, we had 22,919,462 subscribers of which 18,670,966 were self-pay subscribers and 4,248,496 were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; activated radios in daily rental fleet vehicles; certain subscribers to our Internet services; and certain subscribers to our Backseat TV, data, traffic, and weather services.

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

We also have an equity interest in the satellite radio services offered in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count. As of May 31, 2012, Sirius XM Canada had 2,116,800 subscribers. In June 2011, Canadian Satellite Radio Holdings Inc. ("CSR"), the parent company of XM Canada, and Sirius Canada completed a transaction to combine their operations (the "Canada Merger").

Results of Operations

Set forth below are our results of operations for the three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011.

	Unaudited				2012 vs 2011 Change		2012 vs 2011 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
	2012	2011	2012	2011	Amount	%	Amount	%
Revenue:
Subscriber revenue	$730,285	$639,642	$1,430,526	$1,262,080	$90,643	14%	$168,446	13%
Advertising revenue, net of agency fees	20,786	18,227	39,456	34,785	2,559	14%	4,671	13%
Equipment revenue	16,417	17,022	33,370	32,889	(605)	(4)%	481	1%
Other revenue	70,055	69,506	138,912	138,482	549	1%	430	—%
Total revenue	837,543	744,397	1,642,264	1,468,236	93,146	13%	174,028	12%
Operating expenses:
Cost of services:
Revenue share and royalties	135,426	116,741	267,537	223,670	18,685	16%	43,867	20%
Programming and content	65,169	67,399	135,265	140,358	(2,230)	(3)%	(5,093)	(4)%
Customer service and billing	68,679	62,592	134,866	128,429	6,087	10%	6,437	5%
Satellite and transmission	17,551	18,998	35,661	37,558	(1,447)	(8)%	(1,897)	(5)%
Cost of equipment	7,150	7,601	12,956	14,006	(451)	(6)%	(1,050)	(7)%
Subscriber acquisition costs	119,475	105,162	235,596	210,432	14,313	14%	25,164	12%
Sales and marketing	57,422	51,442	115,781	99,261	5,980	12%	16,520	17%
Engineering, design and development	6,272	13,939	18,962	25,074	(7,667)	(55)%	(6,112)	(24)%
General and administrative	65,664	60,479	125,550	116,831	5,185	9%	8,719	7%
Depreciation and amortization	66,793	67,062	132,910	135,462	(269)	—%	(2,552)	(2)%
Total operating expenses	609,601	571,415	1,215,084	1,131,081	38,186	7%	84,003	7%
Income from operations	227,942	172,982	427,180	337,155	54,960	32%	90,025	27%
Other income (expense):
Interest expense, net of amounts capitalized	(72,770)	(76,196)	(149,742)	(154,414)	3,426	4%	4,672	3%
Loss on extinguishment of debt and credit facilities, net	(15,650)	(1,212)	(25,621)	(7,206)	(14,438)	(1,191)%	(18,415)	(256)%
Interest and investment (loss) income	(1,728)	80,182	(2,871)	78,298	(81,910)	(102)%	(81,169)	(104)%
Other (loss) income	(173)	183	(749)	1,799	(356)	(195)%	(2,548)	(142)%
Total other (expense) income	(90,321)	2,957	(178,983)	(81,523)	(93,278)	(3,154)%	(97,460)	(120)%
Income before income taxes	137,621	175,939	248,197	255,632	(38,318)	(22)%	(7,435)	(3)%
Income tax benefit (expense)	2,996,549	(2,620)	2,993,747	(4,192)	2,999,169	nm	2,997,939	nm
Net income	$3,134,170	$173,319	$3,241,944	$251,440	$2,960,851	1,708%	$2,990,504	1,189%
nm - not meaningful

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

•
For the three months ended June 30, 2012 and 2011, subscriber revenue was $730,285 and $639,642, respectively, an increase of 14%, or $90,643. For the six months ended June 30, 2012 and 2011, subscriber revenue was $1,430,526 and $1,262,080, respectively, an increase of 13%, or $168,446. These increases were primarily attributable to a 9% increase in daily weighted average subscribers, the increase in certain of our subscription rates beginning in January 2012, and an increase in sales of premium services, including Premier packages, data services and streaming. The increase was partially offset by subscription discounts offered through customer acquisition and retention programs.

We expect subscriber revenues to grow based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and identification of additional revenue streams from subscribers.

Advertising Revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a contractual percentage of the gross advertising revenue.

•
For the three months ended June 30, 2012 and 2011, advertising revenue was $20,786 and $18,227, respectively, an increase of 14%, or $2,559. For the six months ended June 30, 2012 and 2011, advertising revenue was $39,456 and $34,785, respectively, an increase of 13%, or $4,671. These increases were primarily due to a greater number of advertising spots sold and broadcast as well as the rate charged per spot.

Our advertising revenue is subject to fluctuation based on the effectiveness of our sales efforts and the national economic environment. We expect advertising revenue to grow as advertisers are attracted by the increase in our subscriber base.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

•
For the three months ended June 30, 2012 and 2011, equipment revenue was $16,417 and $17,022, respectively, a decrease of 4%, or $605. For the six months ended June 30, 2012 and 2011, equipment revenue was $33,370 and $32,889, respectively, an increase of 1%, or $481. The quarter over quarter decrease was driven by lower aftermarket volume and direct to consumer sales, partially offset by royalties from higher OEM production. The increase for the six month period was driven by royalties from higher OEM production.

We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our direct to consumer business.

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.

•
For the three months ended June 30, 2012 and 2011, other revenue was $70,055 and $69,506, respectively, an increase of $549. For the six months ended June 30, 2012 and 2011, other revenue was $138,912 and $138,482, respectively, an increase of $430. Revenues from the U.S. Music Royalty Fee increased as the number of subscribers increased, but were offset by decreased royalty revenue from Sirius XM Canada. The decrease for the three and six month periods in the royalty revenue from Sirius XM Canada was the result of more days of sales in the three month period ended June 30, 2011 as a result of the timing of the Canada Merger.

Other revenue is dependent upon the amount of the U.S. Music Royalty Fee and the royalty from our Canadian affiliate. We expect other revenue to increase as our subscriber base drives higher U.S. Music Royalty Fees and as the performance of our Canadian affiliate improves.

Operating Expenses

 Revenue Share and Royalties include distribution and content provider revenue share, advertising revenue share, and broadcast and web streaming royalties. Advertising revenue share is recognized in revenue share and royalties in the period in which the advertising is broadcast.

•	For the three months ended June 30, 2012 and 2011, revenue share and royalties were $135,426 and $116,741,

respectively, an increase of 16%, or $18,685, and increased as a percentage of total revenue. For the six months ended June 30, 2012 and 2011, revenue share and royalties were $267,537 and $223,670, respectively, an increase of 20%, or $43,867, and increased as a percentage of total revenue. These increases were primarily attributable to greater revenues subject to royalty and/or revenue sharing arrangements and a 7% increase in the statutory royalty rate for the performance of sound recordings, partially offset by an increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

We expect our revenue share and royalty costs to increase as our revenues grow. Under the terms of the Copyright Royalty Board's decision, we paid royalties of 8.0% and 7.5% of gross revenues, subject to certain exclusions, for the three and six months ended June 30, 2012 and 2011, respectively. The deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger are expected to provide increasing benefits to revenue share and royalties through the expiration of the acquired executory contracts in 2013.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, purchase advertising on media properties owned or controlled by the licensor, which is allocated to sales and marketing, and pay other guaranteed amounts.

•
For the three months ended June 30, 2012 and 2011, programming and content expenses were $65,169 and $67,399, respectively, a decrease of 3%, or $2,230, and decreased as a percentage of total revenue. For the six months ended June 30, 2012 and 2011, programming and content expenses were $135,265 and $140,358, respectively, a decrease of 4%, or $5,093, and decreased as a percentage of total revenue. These decreases were primarily due to savings in content agreements, partially offset by increases in personnel costs and reductions in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts.

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

•
For the three months ended June 30, 2012 and 2011, customer service and billing expenses were $68,679 and $62,592, respectively, an increase of 10%, or $6,087, but remained flat as a percentage of total revenue. For the six months ended June 30, 2012 and 2011, customer service and billing expenses were $134,866 and $128,429, respectively, an increase of 5%, or $6,437, but decreased as a percentage of total revenue. These increases were primarily due to higher call volume, billing and collection costs and personnel costs due to the increases in total subscribers. The increase for the six month period was partially offset by lower bad debt expense.

We expect our customer service and billing expenses to increase as our subscriber base grows.

Satellite and Transmission consists of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control systems; terrestrial repeater networks; satellite uplink facilities; broadcast studios; and delivery of our Internet streaming service.

•
For the three months ended June 30, 2012 and 2011, satellite and transmission expenses were $17,551 and $18,998, respectively, a decrease of 8%, or $1,447, and decreased as a percentage of total revenue. For the six months ended June 30, 2012 and 2011, satellite and transmission expenses were $35,661 and $37,558, respectively, a decrease of 5%, or $1,897, and decreased as a percentage of total revenue. These decreases were primarily due to a reduction in in-orbit satellite insurance expense.

We expect overall satellite and transmission expenses to increase following the launch of our FM-6 satellite, and as we add enhanced Internet-based features and functionality to our service.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

•
For the three months ended June 30, 2012 and 2011, cost of equipment was $7,150 and $7,601, respectively, a decrease of 6%, or $451, and remained flat as a percentage of total revenue but decreased as a percentage of equipment revenue. For the six months ended June 30, 2012 and 2011, cost of equipment was $12,956 and $14,006, respectively, a decrease of 7%, or $1,050, and remained flat as a percentage of total revenue and decreased as a percentage of equipment revenue. These decreases were primarily due to lower direct to consumer sales, partially offset by higher inventory reserves.

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

•
For the three months ended June 30, 2012 and 2011, subscriber acquisition costs were $119,475 and $105,162, respectively, an increase of 14%, or $14,313, and remained flat as a percentage of total revenue. For the six months ended June 30, 2012 and 2011, subscriber acquisition costs were $235,596 and $210,432, respectively, an increase of 12%, or $25,164, but remained flat as a percentage of total revenue. These increases were primarily a result of higher gross subscriber additions and subsidies related to increased OEM installations occurring in advance of acquiring the subscriber, partially offset by improved OEM subsidy rates per vehicle and increases in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.

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

Sales and Marketing includes costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention, and personnel. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities performed on our behalf.

•
For the three months ended June 30, 2012 and 2011, sales and marketing expenses were $57,422 and $51,442, respectively, an increase of 12%, or $5,980, and remained flat as a percentage of total revenue. For the six months ended June 30, 2012 and 2011, sales and marketing expenses were $115,781 and $99,261, respectively, an increase of 17%, or $16,520, and increased as a percentage of total revenue. These increases were primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, and higher OEM cooperative marketing.

Sales and marketing expenses will increase as we launch seasonal advertising and promotional initiatives to attract new subscribers, and launch and expand programs to retain our existing subscribers and win-back former subscribers. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired sales and marketing contracts will continue to decline, in absolute amount and as a percentage of reported sales and marketing costs, through 2013.

Engineering, Design and Development includes costs to develop chip sets and new products, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.

•
For the three months ended June 30, 2012 and 2011, engineering, design and development expenses were $6,272 and $13,939, respectively, a decrease of 55%, or $7,667, and decreased as a percentage of total revenue. For the six months ended June 30, 2012 and 2011, engineering, design and development expenses were $18,962 and

$25,074, respectively, a decrease of 24%, or $6,112, and decreased as a percentage of total revenue. These decreases were due to a reversal of certain non-recurring engineering charges, partially offset by higher product development costs and costs related to the development of enhanced subscriber features and functionality for our service as well as higher personnel costs.

We expect engineering, design and development expenses to increase in future periods as we develop our next generation chip sets and products.

General and Administrative includes executive management, rent and occupancy, finance, legal, human resources, information technology, insurance and investor relations costs.

•
For the three months ended June 30, 2012 and 2011, general and administrative expenses were $65,664 and $60,479, respectively, an increase of 9% or $5,185, and decreased as a percentage of total revenue. For the six months ended June 30, 2012 and 2011, general and administrative expenses were $125,550 and $116,831, respectively, an increase of 7%, or $8,719, but decreased as a percentage of total revenue. These increases were primarily due to higher personnel costs, including share-based payment expenses, and legal costs, partially offset by lower litigation settlement charges.

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

•
For the three months ended June 30, 2012 and 2011, depreciation and amortization expense was $66,793 and $67,062, respectively, a decrease of $269, and decreased as a percentage of total revenue. For the six months ended June 30, 2012 and 2011, depreciation and amortization expense was $132,910 and $135,462, respectively, a decrease of 2%, or $2,552, and decreased as a percentage of total revenue. These decreases were primarily due to reductions in the amortization of subscriber relationships and depreciation recognized on assets placed in-service as certain assets reach the end of their estimated service lives.

We expect depreciation expenses to increase in future periods as we complete construction of and launch our FM-6 satellite, which will be partially offset by reduced amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives, principally through 2017.

Other Income (Expense)

  Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and related launch vehicles.

•
For the three months ended June 30, 2012 and 2011, interest expense was $72,770 and $76,196, respectively, a decrease of 4% or $3,426. For the six months ended June 30, 2012 and 2011, interest expense was $149,742 and $154,414, respectively, a decrease of 3% or $4,672. These decreases were primarily due to the mix of outstanding debt with lower interest rates.

Following the launch of our FM-6 satellite, the capitalization of interest expense related to the construction of our satellites and related launch vehicles will be eliminated, until we begin replacing satellites in our fleet.  As a result, we expect interest expense to increase, offset partially by the reduction of our outstanding debt due to retirements at maturity, redemptions and repurchases.

Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.

•
For the three months ended June 30, 2012 and 2011, loss on extinguishment of debt and credit facilities, net, was $15,650 and $1,212, respectively, an increase of $14,438. For the six months ended June 30, 2012 and 2011, loss on extinguishment of debt and credit facilities, net, was $25,621 and $7,206, respectively, an increase of $18,415. During the three months ended June 30, 2012, a $15,650 loss was recorded on the partial repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015. During the three months ended June 30,

2011, a $1,212 loss was incurred on the repayment of our 11.25% Senior Secured Notes due 2013 and the partial repayment of our 3.25% Convertible Notes due 2011. During the six months ended June 30, 2012, a $25,621 loss was recorded on the partial repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015. During the six months ended June 30, 2011, a $7,206 loss was incurred on the repayment of our 11.25% Senior Secured Notes due 2013 and the partial repayment of our 3.25% Convertible Notes due 2011.

  Interest and Investment (Loss) Income includes realized gains and losses, dividends, interest income, our share of Sirius Canada’s and XM Canada’s pre-merger net losses, and our share of the income (loss) of Sirius XM Canada.

•
For the three months ended June 30, 2012 and 2011, interest and investment (loss) income was $(1,728) and $80,182, respectively, a decrease of 102% or $81,910. For the six months ended June 30, 2012 and 2011, interest and investment (loss) income was $(2,871) and $78,298, respectively, a decrease of 104% or $81,169. These decreases were primarily due to the realized net gain from the Canada Merger in the second quarter of 2011, partially offset by a lower loss on our share of Sirius XM Canada’s net loss in the second quarter of 2012 compared to losses at XM Canada and Sirius Canada during the same period in 2011.

Income Taxes

Income Tax Benefit (Expense) primarily represents the change in our deferred tax liability related to the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP, foreign withholding taxes on royalty income, the effect of changes in certain state laws related to the utilization of net operating losses ("NOLs") and the reversal of substantially all of our deferred income tax valuation allowance.

•
For the three months ended June 30, 2012 and 2011, income tax benefit (expense) was $2,996,549 and $(2,620), respectively, a decrease of $2,999,169. For the six months ended June 30, 2012 and 2011, income tax benefit (expense) was $2,993,747 and $(4,192), respectively. The income tax provision includes a discrete benefit of approximately $2,989,000 related to a reversal of substantially all of our deferred income tax valuation allowance and a discrete benefit of approximately $9,000 related to changes in the effective tax rate on certain deferred taxes.

The remaining deferred tax asset valuation allowance as of June 30, 2012 of approximately $119,300 relates to deferred tax assets we expect to realize as a result of pre-tax income during the third and fourth quarters of 2012 of $111,800 and deferred tax assets of $7,500 that are not likely to be realized due to certain state NOL limitations.

Prior to the three months ended June 30, 2012, we maintained a full valuation allowance against our net deferred tax assets due to our history of pre-tax losses as measured by trailing three year performance and uncertainty about the timing of and our ability to generate taxable income in the future.

The evaluation of the recoverability of our deferred tax asset and the need for a valuation allowance requires management to weigh evidence to reach a conclusion that it is more likely than not that all or some of the deferred tax asset will be realized. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Our conclusion with regard to maintaining or releasing the valuation allowance gives consideration to a variety of factors including but not limited to a three-year cumulative pre-tax income; the extent of current period taxable income and an expectation of sufficient and sustainable future taxable income; and our ability to utilize net operating losses within the carryforward period.

In 2010, we had our first year of pre-tax earnings for financial statement reporting purposes, but continued to generate losses for tax purposes. For the year ended December 31, 2011, we had pre-tax earnings and generated taxable income for the first time. In 2012, we experienced three year cumulative pre-tax income and for the six months ended June 30, 2012, we continued to report pre-tax earnings, validating our projections of pre-tax earnings and taxable income for the full year 2012. This, together with projections of sufficient future taxable income, represents significant positive evidence. As of June 30, 2012, the cumulative positive evidence outweighed the historical negative evidence regarding the likelihood that our deferred tax asset will be realized. As a result, we concluded that $2,989,000 of the valuation allowance established against deferred tax assets should be released at June 30, 2012.

Subscriber Data
The following table contains subscriber data for the three and six months ended June 30, 2012 and 2011, respectively:

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Beginning subscribers	22,297,420	20,564,028	21,892,824	20,190,964
Gross subscriber additions	2,481,004	2,179,348	4,642,697	4,231,715
Deactivated subscribers	(1,858,962)	(1,727,201)	(3,616,059)	(3,406,504)
Net additions	622,042	452,147	1,026,638	825,211
Ending subscribers	22,919,462	21,016,175	22,919,462	21,016,175

Self-pay	18,670,966	17,170,306	18,670,966	17,170,306
Paid promotional	4,248,496	3,845,869	4,248,496	3,845,869
Ending subscribers	22,919,462	21,016,175	22,919,462	21,016,175

Self-pay	462,876	362,663	762,224	483,507
Paid promotional	159,166	89,484	264,414	341,704
Net additions	622,042	452,147	1,026,638	825,211

Daily weighted average number of subscribers	22,553,702	20,715,630	22,272,282	20,475,720

Average self-pay monthly churn	1.9%	1.9%	1.9%	1.9%

New vehicle consumer conversion rate	45%	45%	45%	45%
Note: See pages 38 through 45 for glossary.

Subscribers. At June 30, 2012, we had 22,919,462 subscribers, an increase of 1,903,287 subscribers, or 9%, from the 21,016,175 subscribers as of June 30, 2011.

•
For the three months ended June 30, 2012 and 2011, net additions were 622,042 and 452,147, respectively, an increase of 38%, or 169,895. For the six months ended June 30, 2012 and 2011, net additions were 1,026,638 and 825,211, respectively, an increase of 24%, or 201,427. The improvements were due to the increase in gross subscriber additions, primarily resulting from higher new vehicle shipments and light vehicle sales, as well as an increase in conversions from unpaid promotional trials and returning subscriber activations including consumers in previously owned vehicles. This increase in gross additions was partially offset by an increase in deactivations. The increase in deactivations was primarily due to paid promotional trial deactivations stemming from the growth of paid trials, along with growth in our subscriber base.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the quarter by the average self-pay subscriber balance for the quarter. (See accompanying glossary on pages 38 through 45 for more details.)

•	For the three and six months ended June 30, 2012 and 2011, our average self-pay monthly churn rate was 1.9%.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 38 through 45 for more details).

•	For the three and six months ended June 30, 2012 and 2011, the new vehicle consumer conversion rate was 45%.

Adjusted Results of Operations

In this section, we present certain financial performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States of America (“Non-GAAP”). These Non-GAAP financial measures include: average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, per gross subscriber addition; free cash flow; and adjusted EBITDA. These measures exclude the impact of certain purchase price accounting adjustments. We use these Non-GAAP financial measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees.

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

Our adjusted EBITDA also reallocates share-based payment expense from functional operating expense line items to a separate line within operating expenses. We believe the exclusion of share-based payment expense from functional operating expenses is useful given the significant variation in expense that can result from changes in the fair value as determined by the Black-Scholes-Merton model, which varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs.

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

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. Please refer to the glossary (pages 38 through 45) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.

The following table contains our key operating metrics based on our unaudited adjusted results of operations for the three and six months ended June 30, 2012 and 2011, respectively:

	Unaudited Adjusted
(in thousands, except for per subscriber amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
ARPU	$11.97	$11.53	$11.87	$11.53
SAC, per gross subscriber addition	$54	$54	$57	$56
Customer service and billing expenses, per average subscriber	$1.01	$1.00	$1.00	$1.04
Free cash flow	$230,018	$165,433	$244,779	$148,559
Adjusted EBITDA	$237,096	$185,094	$445,257	$366,454

Note: See pages 38 through 45 for glossary.

ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying glossary on pages 38 through 45 for more details.)

•
For the three months ended June 30, 2012 and 2011, ARPU was $11.97 and $11.53, respectively. For the six months ended June 30, 2012 and 2011, ARPU was $11.87 and $11.53, respectively. These increases were driven primarily by the increase in certain of our subscription rates beginning in January 2012, and an increase in sales of premium services, including Premier packages, data services and streaming, partially offset by an increase in subscriber retention programs, the number of subscribers on promotional plans and a decrease in the contribution from the U.S. Music Royalty Fee due to the December 2010 reduction in the rate from 15.3% to 10.8%.

SAC, Per Gross Subscriber Addition, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (See accompanying glossary on pages 38 through 45 for more details.)

•
For the three months ended June 30, 2012 and 2011, SAC, per gross subscriber addition, was $54. For the six months ended June 30, 2012 and 2011, SAC, per gross subscriber addition was $57 and $56, respectively. The increase in the six month period was primarily due to higher subsidies related to increased OEM installations occurring in advance of acquiring the subscriber, partially offset by improved OEM subsidy rates per vehicle compared to the six months ended June 30, 2011.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying glossary on pages 38 through 45 for more details.)

•
For the three months ended June 30, 2012 and 2011, customer service and billing expenses, per average subscriber, were $1.01 and $1.00, respectively. For the six months ended June 30, 2012 and 2011, customer service and billing expenses, per average subscriber was $1.00 and $1.04, respectively. The increase for the three month period was primarily due to the 10% increase over the three months ended June 30, 2011 in customer service and billing expenses from higher call volume due to the increases in total subscribers, billing and collection costs, bad debt expense and personnel costs, partially offset by a 9% increase in daily weighted average number of subscribers. The decrease for the six month period was primarily due to lower bad debt expense and a 9% increase in daily weighted average number of subscribers, while customer service and billing expenses increased only 5% over the six months ended June 30, 2011.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, merger related costs and restricted and other investing activity. (See accompanying glossary on pages 38 through 45 for more details.)

•
For the three months ended June 30, 2012 and 2011, free cash flow was $230,018 and $165,433, respectively, an increase of $64,585. Net cash provided by operating activities increased $58,394 to $253,775 for the three months ended June 30, 2012 compared to the $195,381 provided by operations for the three months ended June 30, 2011. Capital expenditures for property and equipment for the three months ended June 30, 2012 decreased $16,558 to $23,757 compared to $40,315 for the three months ended June 30, 2011. Restricted and other investing activities decreased $10,367 for the three months ended June 30, 2012. For the six months ended June 30, 2012 and 2011, free cash flow was $244,779 and $148,559, respectively, an increase of $96,220. Net cash provided by operating activities increased $80,233 to $293,723 for the six months ended June 30, 2012 compared to the $213,490 provided by operations for the six months ended June 30, 2011. Capital expenditures for property and equipment for the six months ended June 30, 2012 decreased $26,354 to $48,944 compared to $75,298, for the six months ended June 30, 2011. Restricted and other investing activities decreased $10,367 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increases in net cash provided by operating activities were primarily the result of improved operating performance driving higher adjusted EBITDA and higher collections from subscribers and distributors. The decrease in capital expenditures was primarily the result of lower satellite and related launch vehicle construction costs. The decrease in restricted and other investing activities was driven by the 2011 return of capital resulting from the Canada Merger.

Adjusted EBITDA. EBITDA is defined as net income (loss) before interest and investment (loss) income; interest expense, net of amounts capitalized; income tax benefit (expense) and depreciation and amortization. Adjusted EBITDA removes the impact of other income and expense, losses on extinguishment of debt as well as certain other charges, such as goodwill impairment; restructuring, impairments and related costs; certain purchase price accounting adjustments and share-based payment expense. (See the accompanying glossary on pages 38 through 45 for more details):

•
For the three months ended June 30, 2012 and 2011, adjusted EBITDA was $237,096 and $185,094, respectively, an increase of 28%, or $52,002. For the six months ended June 30, 2012 and 2011, adjusted EBITDA was $445,257 and $366,454, respectively, an increase of 22%, or $78,803. The increase was primarily due to increases in adjusted revenues, partially offset by increases in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, higher subscriber acquisition costs related to increased gross subscriber additions and subsidies related to increased OEM installations, and higher sales and marketing costs related to subscriber communications and cooperative marketing, partially offset by lower programming and content costs.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

As of June 30, 2012 and December 31, 2011, we had $868,330 and $773,990, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Six Months Ended June 30,
	2012	2011	2012 vs. 2011
Net cash provided by operating activities	$293,723	$213,490	$80,233
Net cash used in investing activities	(48,944)	(64,931)	15,987
Net cash used in financing activities	(150,439)	(206,923)	56,484
Net increase (decrease) in cash and cash equivalents	94,340	(58,364)	152,704
Cash and cash equivalents at beginning of period	773,990	586,691	187,299
Cash and cash equivalents at end of period	$868,330	$528,327	$340,003

Cash Flows Provided by Operating Activities

Cash provided by operating activities increased by $80,233 to $293,723 for the six months ended June 30, 2012 from cash provided by operating activities of $213,490 for the six months ended June 30, 2011. The primary driver of our operating cash flow growth has been improvements in profitability.

•
Our net income was $3,241,944 and $251,440 for the six months ended June 30, 2012 and 2011, respectively. Excluding the $2,989,000 discrete non-cash deferred tax valuation allowance reversal, our increase in net income was primarily driven by an increase in our subscriber revenues of $168,446, or 13%, for the six months ended June 30, 2012, attributable to a 9% increase in daily weighted average subscribers, an increase in certain of our subscription rates beginning in January 2012, and an increase in sales of premium services, including Premier packages, data services and streaming. Our growth in revenue was partially offset by an increase in our operating expenses of $84,003, or 7%. The increase in operating expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, higher subscriber acquisition costs related to a 10% increase in gross subscriber additions and subsidies related to increased OEM installations, and higher sales and marketing costs related to subscriber communications and cooperative marketing.

•
Net non-cash adjustments to net income were $(2,916,991) and $(3,345) for the six months ended June 30, 2012 and 2011, respectively. Significant components of non-cash expenses, and their impact on cash flows from operating activities, include the following:

	For the Six Months Ended June 30,
	2012	2011
Depreciation and amortization	$132,910	$135,462
Loss on extinguishment of debt and credit facilities, net	25,621	7,206
Share-based payment expense	28,869	23,591
Deferred income taxes	(2,995,542)	2,223
Other non-cash purchase price adjustments	(147,328)	(134,862)
Depreciation and amortization expense is expected to increase in future periods as we recognize depreciation expense upon the completion and launch of our FM-6 satellite.

Loss on extinguishment of debt and credit facilities, net, includes losses incurred as a result of retirement of certain debt instruments. Future charges related to the retirement of debt are dependent upon many factors, including the conversion price of debt and our ability to refinance or retire specific debt instruments.

Share-based payment expense is expected to increase in future periods as we grant equity awards to our employees and directors. Compensation expense for share-based awards is recorded in the financial statements based on the fair value of the underlying equity awards.

Deferred income taxes includes a discrete benefit related to a reversal of substantially all of our deferred income tax valuation allowance as the cumulative positive evidence outweighed the historical negative evidence regarding the likelihood that our deferred tax asset will be realized.

Other non-cash purchase price adjustments include liabilities recorded as a result of the Merger related to executory contracts with an OEM and certain programming providers, as well as amortization resulting from changes in the value of deferred revenue as a result of the Merger.

Changes in operating assets and liabilities reduced operating cash flows for the six months ended June 30, 2012 and 2011 by $31,230 and $34,605, respectively. As we continue to grow our subscriber and revenue base, we expect that deferred revenue and amounts due from customers and distributors will continue to increase. Amounts payable to vendors are also expected to increase as our business grows. The timing of payments to vendors and related parties are based on contractual commitments.

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

•
The decrease in cash flows used in financing activities was primarily due to the exercise of stock options in 2012, the 2011 repayment of the remaining balance of our 11.25% Senior Secured Notes due 2013 and the partial repayment of our 3.25% Convertible Notes due 2011, partially offset by the 2011 partial repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015 during the six months ended June 30, 2012.

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

Future Liquidity and Capital Resource Requirements

We have entered into various agreements to design, construct and launch our satellites in the normal course of business. As disclosed in Note 15 to our unaudited consolidated financial statements, as of June 30, 2012, we expect to incur satellite and transmission related expenditures of approximately $3,782 and $52,257 in 2012 and 2013, respectively, the majority of which is attributable to the construction and expected launch of our FM-6 satellite and related launch vehicle in 2013 and an additional $48,758 thereafter.

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

Debt Covenants

The indentures governing our debt include restrictive covenants. As of June 30, 2012, we were in compliance with our debt covenants. For a discussion of our “Debt Covenants”, refer to Note 12 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements other than those disclosed in Note 15 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments,” refer to Note 15 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Related Party Transactions

For a discussion of “Related Party Transactions,” refer to Note 10 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

We have been engaged in discussion with Liberty Media to explore possible transactions with respect to its ownership interest in us, although we have not reached agreement with respect to a specific transaction that would be mutually beneficial to both our common and preferred stockholders. There is no assurance that these discussions will result in any specific action or transaction. We do not expect to disclose developments with respect to these discussions.

Critical Accounting Policies and Estimates

For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 2 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Income Taxes. As of June 30, 2012, the cumulative positive evidence outweighed the historical negative evidence regarding the likelihood that our deferred tax asset will be realized. As a result, we concluded that $2,989,000 of the valuation allowance established against deferred tax assets should be released at June 30, 2012.

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

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net income (GAAP):	$3,134,170	$173,319	$3,241,944	$251,440
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 40-43)	1,867	2,938	3,747	6,660
Operating expenses (see pages 40-43)	(73,423)	(68,623)	(147,449)	(136,595)
Share-based payment expense, net of purchase price accounting adjustments	13,917	10,735	28,869	23,772
Depreciation and amortization (GAAP)	66,793	67,062	132,910	135,462
Interest expense, net of amounts capitalized (GAAP)	72,770	76,196	149,742	154,414
Loss on extinguishment of debt and credit facilities, net (GAAP)	15,650	1,212	25,621	7,206
Interest and investment loss (income) (GAAP)	1,728	(80,182)	2,871	(78,298)
Other loss (income) (GAAP)	173	(183)	749	(1,799)
Income tax (benefit) expense (GAAP)	(2,996,549)	2,620	(2,993,747)	4,192
Adjusted EBITDA	$237,096	$185,094	$445,257	$366,454

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the three and six months ended June 30, 2012 and 2011:

	Unaudited For the Three Months Ended June 30, 2012
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted

Revenue:
Subscriber revenue	$730,285	$54	$—	$730,339
Advertising revenue, net of agency fees	20,786	—	—	20,786
Equipment revenue	16,417	—	—	16,417
Other revenue	70,055	1,813	—	71,868
Total revenue	$837,543	$1,867	$—	$839,410
Operating expenses
Cost of services:
Revenue share and royalties	135,426	36,024	—	171,450
Programming and content	65,169	10,431	(1,231)	74,369
Customer service and billing	68,679	—	(388)	68,291
Satellite and transmission	17,551	—	(688)	16,863
Cost of equipment	7,150	—	—	7,150
Subscriber acquisition costs	119,475	23,530	—	143,005
Sales and marketing	57,422	3,438	(2,053)	58,807
Engineering, design and development	6,272	—	(1,282)	4,990
General and administrative	65,664	—	(8,275)	57,389
Depreciation and amortization (a)	66,793	—	—	66,793
Share-based payment expense	—	—	13,917	13,917
Total operating expenses	$609,601	$73,423	$—	$683,024

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended June 30, 2012 was $14,000.

	Unaudited For the Three Months Ended June 30, 2011
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted

Revenue:
Subscriber revenue	$639,642	$1,125	$—	$640,767
Advertising revenue, net of agency fees	18,227	—	—	18,227
Equipment revenue	17,022	—	—	17,022
Other revenue	69,506	1,813	—	71,319
Total revenue	$744,397	$2,938	$—	$747,335
Operating expenses
Cost of services:
Revenue share and royalties	116,741	31,134	—	147,875
Programming and content	67,399	11,787	(960)	78,226
Customer service and billing	62,592	—	(308)	62,284
Satellite and transmission	18,998	74	(565)	18,507
Cost of equipment	7,601	—	—	7,601
Subscriber acquisition costs	105,162	21,810	—	126,972
Sales and marketing	51,442	3,818	(1,614)	53,646
Engineering, design and development	13,939	—	(974)	12,965
General and administrative	60,479	—	(6,314)	54,165
Depreciation and amortization (a)	67,062	—	—	67,062
Share-based payment expense (b)	—	—	10,735	10,735
Total operating expenses	$571,415	$68,623	$—	$640,038

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended June 30, 2011 was $15,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$960	$—	$—	$960
Customer service and billing	308	—	—	308
Satellite and transmission	565	—	—	565
Sales and marketing	1,614	—	—	1,614
Engineering, design and development	974	—	—	974
General and administrative	6,314	—	—	6,314
Total share-based payment expense	$10,735	$—	$—	$10,735

	Unaudited For the Six Months Ended June 30, 2012
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted

Revenue:
Subscriber revenue	$1,430,526	$121	$—	$1,430,647
Advertising revenue, net of agency fees	39,456	—	—	39,456
Equipment revenue	33,370	—	—	33,370
Other revenue	138,912	3,626	—	142,538
Total revenue	$1,642,264	$3,747	$—	$1,646,011
Operating expenses
Cost of services:
Revenue share and royalties	267,537	70,870	—	338,407
Programming and content	135,265	22,134	(2,606)	154,793
Customer service and billing	134,866	—	(815)	134,051
Satellite and transmission	35,661	—	(1,473)	34,188
Cost of equipment	12,956	—	—	12,956
Subscriber acquisition costs	235,596	47,616	—	283,212
Sales and marketing	115,781	6,829	(4,413)	118,197
Engineering, design and development	18,962	—	(2,714)	16,248
General and administrative	125,550	—	(16,848)	108,702
Depreciation and amortization (a)	132,910	—	—	132,910
Share-based payment expense	—	—	28,869	28,869
Total operating expenses	$1,215,084	$147,449	$—	$1,362,533

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the six months ended June 30, 2012 was $28,000.

	Unaudited For the Six Months Ended June 30, 2011
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted

Revenue:
Subscriber revenue	$1,262,080	$3,034	$—	$1,265,114
Advertising revenue, net of agency fees	34,785	—	—	34,785
Equipment revenue	32,889	—	—	32,889
Other revenue	138,482	3,626	—	142,108
Total revenue	$1,468,236	$6,660	$—	$1,474,896
Operating expenses
Cost of services:
Revenue share and royalties	223,670	61,067	—	284,737
Programming and content	140,358	24,611	(3,470)	161,499
Customer service and billing	128,429	18	(675)	127,772
Satellite and transmission	37,558	313	(1,132)	36,739
Cost of equipment	14,006	—	—	14,006
Subscriber acquisition costs	210,432	43,466	—	253,898
Sales and marketing	99,261	7,030	(3,489)	102,802
Engineering, design and development	25,074	31	(2,117)	22,988
General and administrative	116,831	59	(12,889)	104,001
Depreciation and amortization (a)	135,462	—	—	135,462
Share-based payment expense	—	—	23,772	23,772
Total operating expenses	$1,131,081	$136,595	$—	$1,267,676

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

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Subscriber revenue (GAAP)	$730,285	$639,642	$1,430,526	$1,262,080
Add: net advertising revenue (GAAP)	20,786	18,227	39,456	34,785
Add: other subscription-related revenue (GAAP)	58,753	57,642	116,474	116,173
Add: purchase price accounting adjustments	54	1,125	121	3,034
	$809,878	$716,636	$1,586,577	$1,416,072

Daily weighted average number of subscribers	22,553,702	20,715,630	22,272,282	20,475,720

ARPU	$11.97	$11.53	$11.87	$11.53

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

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Customer service and billing expenses (GAAP)	$68,679	$62,592	$134,866	$128,429
Less: share-based payment expense, net of purchase price accounting adjustments	(388)	(308)	(815)	(675)
Add: purchase price accounting adjustments	—	—	—	18
	68,291	62,284	134,051	127,772

Daily weighted average number of subscribers	22,553,702	20,715,630	22,272,282	20,475,720

Customer service and billing expenses, per average subscriber	$1.01	$1.00	$1.00	$1.04

Free cash flow - is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Cash Flow information
Net cash provided by operating activities	$253,775	$195,381	$293,723	$213,490
Net cash used in investing activities	(23,757)	(29,948)	(48,944)	(64,931)
Net cash used in financing activities	(108,264)	(70,801)	(150,439)	(206,923)
Free Cash Flow
Net cash provided by operating activities	$253,775	$195,381	$293,723	$213,490
Additions to property and equipment	(23,757)	(40,315)	(48,944)	(75,298)
Restricted and other investment activity	—	10,367	—	10,367
Free cash flow	$230,018	$165,433	$244,779	$148,559

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

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Subscriber acquisition costs (GAAP)	$119,475	$105,162	$235,596	$210,432
Less: margin from direct sales of radios and accessories (GAAP)	(9,267)	(9,421)	(20,414)	(18,883)
Add: purchase price accounting adjustments	23,530	21,810	47,616	43,466
	$133,738	$117,551	$262,798	$235,015

Gross subscriber additions	2,481,004	2,179,348	4,642,697	4,231,715

SAC, per gross subscriber addition	$54	$54	$57	$56

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As of June 30, 2012, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, and we also hold certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the objectives in our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
One Twelve, Inc. and Don Buchwald v. Sirius XM Radio Inc. In March 2011, One Twelve, Inc., Howard Stern's production company, and Don Buchwald, Stern's agent, commenced an action against us in the Supreme Court of the State of New York, County of New York. The action alleged that, upon the Merger, we failed to honor our obligations under the performance-based compensation provisions of our prior agreement dated October 2004 with One Twelve and Buchwald, as agent; One Twelve and Buchwald each assert a claim of breach of contract. In April 2012, the Court granted our motion for summary judgment and dismissed with prejudice the suit. The Court found the agreement unambiguous. One Twelve and Buchwald have filed a notice of appeal and brief.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August 2012.

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (ii) Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011; (iii) Unaudited Consolidated Statements of Stockholders' Equity as of June 30, 2012; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements.

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