Form 10-Q
period 2012-09-30
SIRIUS XM RADIO INC.
filed 2012-11-01
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 25, 2012)
COMMON STOCK, $0.001 PAR VALUE	5,207,146,165	SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenue:
Subscriber revenue	$757,672	$660,837	$2,188,199	$1,922,917
Advertising revenue, net of agency fees	20,426	18,810	59,881	53,595
Equipment revenue	17,813	15,504	51,183	48,392
Other revenue	71,449	67,399	210,362	205,882
Total revenue	867,360	762,550	2,509,625	2,230,786
Operating expenses:
Cost of services:
Revenue share and royalties	141,834	117,043	409,371	340,713
Programming and content	69,938	70,509	205,203	210,867
Customer service and billing	77,768	64,239	212,635	192,667
Satellite and transmission	18,319	19,681	53,980	57,238
Cost of equipment	6,345	5,888	19,301	19,894
Subscriber acquisition costs	112,418	107,279	348,014	317,711
Sales and marketing	60,676	55,210	176,457	154,471
Engineering, design and development	13,507	14,175	32,468	39,249
General and administrative	68,235	58,635	193,786	175,469
Depreciation and amortization	66,571	65,403	199,481	200,865
Total operating expenses	635,611	578,062	1,850,696	1,709,144
Income from operations	231,749	184,488	658,929	521,642
Other income (expense):
Interest expense, net of amounts capitalized	(70,035)	(75,316)	(219,777)	(229,730)
Loss on extinguishment of debt and credit facilities, net	(107,105)	—	(132,726)	(7,206)
Interest and investment (loss) income	(321)	292	(3,192)	78,590
Other income (loss)	113	435	(637)	2,235
Total other expense	(177,348)	(74,589)	(356,332)	(156,111)
Income before income taxes	54,401	109,899	302,597	365,531
Income tax benefit (expense)	20,113	(5,714)	3,013,860	(9,907)
Net income	$74,514	$104,185	$3,316,457	$355,624
Realized loss on XM Canada investment foreign currency adjustment, net of tax	—	—	—	6,072
Foreign currency translation adjustment, net of tax	—	110	(38)	187
Comprehensive income	$74,514	$104,295	$3,316,419	$361,883
Net income per common share:
Basic	$0.01	$0.02	$0.52	$0.06
Diluted	$0.01	$0.02	$0.49	$0.05
Weighted average common shares outstanding:
Basic	4,034,122	3,747,381	3,870,031	3,742,309
Diluted	6,577,654	6,507,370	6,848,230	6,500,819

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$556,270	$773,990
Accounts receivable, net	102,963	101,705
Receivables from distributors	87,773	84,817
Inventory, net	35,823	36,711
Prepaid expenses	150,397	125,967
Related party current assets	8,221	14,702
Deferred tax asset	913,010	132,727
Other current assets	8,271	6,335
Total current assets	1,862,728	1,276,954
Property and equipment, net	1,601,363	1,673,919
Long-term restricted investments	3,973	3,973
Deferred financing fees, net	32,546	42,046
Intangible assets, net	2,532,455	2,573,638
Goodwill	1,815,673	1,834,856
Related party long-term assets	50,104	54,953
Long-term deferred tax asset	1,244,996	—
Other long-term assets	11,204	35,657
Total assets	$9,155,042	$7,495,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$514,479	$543,193
Accrued interest	64,463	70,405
Current portion of deferred revenue	1,426,815	1,333,965
Current portion of deferred credit on executory contracts	275,567	284,108
Current maturities of long-term debt	4,326	1,623
Related party current liabilities	12,988	14,302
Total current liabilities	2,298,638	2,247,596
Deferred revenue	158,223	198,135
Deferred credit on executory contracts	6,243	218,199
Long-term debt	2,221,685	2,683,563
Long-term related party debt	208,742	328,788
Deferred tax liability	—	1,011,084
Related party long-term liabilities	19,660	21,741
Other long-term liabilities	85,676	82,745
Total liabilities	4,998,867	6,791,851
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at September 30, 2012 and December 31, 2011:
Series A convertible preferred stock; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Convertible perpetual preferred stock, series B-1 (liquidation preference of $0.001 per share at September 30, 2012 and December 31, 2011); 6,250,100 and 12,500,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6	13
Common stock, par value $0.001; 9,000,000,000 shares authorized at September 30, 2012 and December 31, 2011; 5,192,364,730 and 3,753,201,929 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	5,192	3,753
Accumulated other comprehensive income, net of tax	33	71
Additional paid-in capital	10,618,579	10,484,400
Accumulated deficit	(6,467,635)	(9,784,092)
Total stockholders’ equity	4,156,175	704,145
Total liabilities and stockholders’ equity	$9,155,042	$7,495,996

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Convertible Perpetual Preferred Stock, Series B-1		Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2011	—	$—	12,500,000	$13	3,753,201,929	$3,753	$71	$10,484,400	$(9,784,092)	$704,145
Comprehensive income, net of tax							(38)		3,316,457	3,316,419
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	1,385,591	1	—	3,010	—	3,011
Share-based payment expense	—	—	—	—	—	—	—	43,350	—	43,350
Exercise of stock options	—	—	—	—	144,309,526	144	—	89,106	—	89,250
Conversion of preferred stock to common stock	—	—	(6,249,900)	(7)	1,293,467,684	1,294	—	(1,287)	—	—
Balance at September 30, 2012	—	$—	6,250,100	$6	5,192,364,730	$5,192	$33	$10,618,579	$(6,467,635)	$4,156,175
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$3,316,457	$355,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,481	200,865
Non-cash interest expense, net of amortization of premium	30,786	29,211
Provision for doubtful accounts	24,953	26,209
Amortization of deferred income related to equity method investment	(2,082)	(2,082)
Loss on extinguishment of debt and credit facilities, net	132,726	7,206
Gain on merger of unconsolidated entities	—	(84,855)
Loss on unconsolidated entity investments, net	4,014	10,259
Loss on disposal of assets	567	269
Share-based payment expense	46,361	37,574
Deferred income taxes	(3,017,021)	7,214
Other non-cash purchase price adjustments	(220,336)	(203,630)
Distribution from investment in unconsolidated entity	—	4,849
Changes in operating assets and liabilities:
Accounts receivable	(26,211)	(1,456)
Receivables from distributors	(2,956)	(12,358)
Inventory	888	(14,278)
Related party assets	6,905	30,300
Prepaid expenses and other current assets	(26,367)	(11,028)
Other long-term assets	24,454	23,969
Accounts payable and accrued expenses	(27,384)	(100,502)
Accrued interest	(5,940)	6,472
Deferred revenue	52,777	19,653
Related party liabilities	(1,314)	696
Other long-term liabilities	2,774	(1,547)
Net cash provided by operating activities	513,532	328,634

Cash flows from investing activities:
Additions to property and equipment	(73,546)	(115,065)
Release of restricted investments	—	250
Return of capital from investment in unconsolidated entity	—	10,117
Net cash used in investing activities	(73,546)	(104,698)

Cash flows from financing activities:
Proceeds from exercise of stock options	89,250	9,045
Long-term borrowings, net of costs	393,687	—
Payment of premiums on redemption of debt	(100,615)	(5,020)
Repayment of long-term borrowings	(914,028)	(210,060)
Repayment of related party long-term borrowings	(126,000)	—
Net cash used in financing activities	(657,706)	(206,035)
Net (decrease) increase in cash and cash equivalents	(217,720)	17,901
Cash and cash equivalents at beginning of period	773,990	586,691
Cash and cash equivalents at end of period	$556,270	$604,592
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Nine Months Ended September 30,
(in thousands)	2012	2011
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$188,997	$235,096
Non-cash investing and financing activities:
Conversion of Series B preferred stock to common stock	1,294	—
Capital lease obligations incurred to acquire assets	12,781	—
Common stock issuance upon exercise of warrants	—	7
Goodwill reduced for the exercise and vesting of certain stock awards	19,183	—

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

Basis of Presentation

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been made.

Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 9, 2012.

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.

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

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to uncertain tax positions in Income tax expense in our unaudited consolidated statements of comprehensive income.

We report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between ourselves and a customer in our unaudited consolidated statements of comprehensive income.

Fair Value of Financial Instruments

The fair value for publicly traded instruments is determined using quoted market prices while the fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of September 30, 2012 and December 31, 2011, the carrying value of our debt was $2,434,753 and $3,013,974, respectively; and the fair value approximated $2,973,312 and $3,506,546, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $33 at September 30, 2012 is comprised of foreign currency translation adjustments related to our interest in Sirius XM Canada. During the three months ended September 30, 2012, we recorded a foreign currency translation adjustment of $0 and during the nine months ended September 30, 2012, we recorded a foreign currency translation adjustment loss of $38, net of tax of $37.

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

In July 2012, the FASB issued Accounting Standards Update 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not the fair value of the asset exceeds its carrying amount, the company would not be required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. ASU 2012-02 provides for public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We early adopted ASU 2012-02 and will perform a qualitative assessment to determine whether our indefinite-lived intangible assets are impaired as of October 1, 2012, our annual impairment testing date.

(3)	Earnings per Share

We utilize the two-class method of calculating basic net income per common share, as our Series B Preferred Stock are considered participating securities. Basic net income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, restricted stock and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. Common stock equivalents of approximately 451,577,000 and 417,427,000 for the three months ended September 30, 2012 and 2011, respectively, and 144,014,000 and 407,649,000 for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net income	$74,514	$104,185	$3,316,457	$355,624
Less:
Allocation of income to Series B Preferred Stock	(27,825)	(42,550)	(1,309,647)	(145,355)
Net income available to common stockholders for basic net income per common share	46,689	61,635	2,006,810	210,269
Add back:
Allocation of income to Series B Preferred Stock	27,825	42,550	1,309,647	145,355
Effect of interest on assumed conversions of convertible debt	—	—	28,875	—
Net income available to common stockholders for diluted net income per common share	$74,514	$104,185	$3,345,332	$355,624
Weighted average common shares outstanding for basic net income per common share	4,034,122	3,747,381	3,870,031	3,742,309
Weighted average impact of assumed Series B Preferred Stock conversion	2,404,143	2,586,977	2,525,588	2,586,977
Weighted average impact of assumed convertible debt	—	—	293,333	—
Weighted average impact of other dilutive equity instruments	139,389	173,012	159,278	171,533
Total shares for diluted net income per common share	6,577,654	6,507,370	6,848,230	6,500,819
Net income per common share
Basic	$0.01	$0.02	$0.52	$0.06
Diluted	$0.01	$0.02	$0.49	$0.05

We identified and corrected an immaterial error affecting the historical presentation of basic earnings per share. The adjustment reflects the Series B Preferred Stock held by an affiliate of Liberty Media as participating securities as the holder of such preferred stock may participate in dividends and distributions ratably with holders of our common stock on an as-converted basis.  Net income per common share-basic for the three and nine months ended September 30, 2011 was previously reported as $0.03 and $0.10, respectively, and has been adjusted to be $0.02 and $0.06 for the three and nine months ended September 30, 2011, respectively.  The effects of the error were not material to any previously reported quarterly or annual period. The related corrections are reflected in the applicable prior periods.

In September 2012, Liberty Media converted 6,249,900 shares of the Series B Preferred Stock into 1,293,467,684 shares of common stock.

(4)	Accounts Receivable, net

Accounts receivable, net, are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of certain receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay.

Accounts receivable, net, consists of the following:

	September 30, 2012	December 31, 2011
Gross accounts receivable	$113,423	$111,637
Allowance for doubtful accounts	(10,460)	(9,932)
Total accounts receivable, net	$102,963	$101,705

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Receivables from distributors include billed and unbilled amounts due from OEMs for radio services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	September 30, 2012	December 31, 2011
Billed	$45,187	$44,618
Unbilled	42,586	40,199
Total	$87,773	$84,817

(5)	Inventory, net

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

Inventory, net, consists of the following:

	September 30, 2012	December 31, 2011
Raw materials	$20,781	$24,134
Finished goods	30,951	28,007
Allowance for obsolescence	(15,909)	(15,430)
Total inventory, net	$35,823	$36,711

(6)	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. We perform an annual assessment as of October 1st of each year to determine if goodwill is impaired. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

As of September 30, 2012, there were no indicators of impairment and no impairment loss was recorded for goodwill during the three and nine months ended September 30, 2012 and 2011.

During the nine months ended September 30, 2012, with the release of the deferred income tax valuation allowance, we reduced goodwill by $19,183 related to the subsequent exercise of certain stock options and vesting of certain restricted stock units that were recorded at fair value in connection with the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (the "Merger").

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(7)	Intangible Assets

Intangible assets consisted of the following:

		September 30, 2012			December 31, 2011
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(223,185)	156,815	380,000	(191,201)	188,799
Licensing agreements	9.1 years	78,489	(41,658)	36,831	78,897	(34,145)	44,752
Proprietary software	6 years	16,552	(12,622)	3,930	16,552	(11,507)	5,045
Developed technology	10 years	2,000	(833)	1,167	2,000	(683)	1,317
Leasehold interests	7.4 years	132	(74)	58	132	(61)	71
Total intangible assets		$2,810,827	$(278,372)	$2,532,455	$2,811,235	$(237,597)	$2,573,638

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

We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our licenses expires:

FCC satellite licenses	Expiration year
SIRIUS FM-1	2017
SIRIUS FM-2	2017
SIRIUS FM-3	2017
SIRIUS FM-5	2017
SIRIUS FM-6 (1)
XM-1	2014
XM-2	2014
XM-3	2013
XM-4	2014
XM-5	2018

(1)	We hold an FCC license for our FM-6 satellite, which will expire eight years from when this satellite is launched and placed into operation.

Prior to expiration, we are required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of September 30, 2012, there were no legal, regulatory or contractual limitations associated with the XM trademark.

We will perform an annual impairment assessment of our indefinite intangible assets as of October 1st of each year to determine if the fair value is less than the carrying amount. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

As of September 30, 2012, there were no indicators of impairment and no impairment loss was recorded for intangible assets with indefinite lives during the three and nine months ended September 30, 2012 and 2011.

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

Amortization expense for all definite life intangible assets was $13,198 and $14,570 for the three months ended September 30, 2012 and 2011, respectively, and $40,775 and $44,833 for the nine months ended September 30, 2012 and 2011, respectively.

Expected amortization expense for the remaining period in 2012, each of the fiscal years 2013 through 2016 and for periods thereafter is as follows:

Year ending December 31,	Amount
2012	$12,851
2013	47,330
2014	38,852
2015	37,526
2016	31,932
Thereafter	30,310
Total definite life intangible assets, net	$198,801

(8)	Interest Costs

We capitalized a portion of the interest on funds borrowed to finance the construction costs of our FM-6 satellite and related launch vehicle. We will continue to capitalize the interest until the launch of our FM-6 satellite. We also incur interest costs on all of our debt instruments and on our satellite incentive agreements. The following is a summary of our interest costs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest costs charged to expense	$70,035	$75,316	$219,777	$229,730
Interest costs capitalized	8,005	8,906	24,087	24,224
Total interest costs incurred	$78,040	$84,222	$243,864	$253,954

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $9,755 and $9,977 for the three months ended September 30, 2012 and 2011, respectively, and $30,786 and $29,211 for the nine months ended September 30, 2012 and 2011, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(9)	Property and Equipment

Property and equipment, net, consists of the following:

	September 30, 2012	December 31, 2011
Satellite system	$1,943,537	$1,943,537
Terrestrial repeater network	109,993	112,440
Leasehold improvements	44,588	43,455
Broadcast studio equipment	55,414	53,903
Capitalized software and hardware	215,067	193,301
Satellite telemetry, tracking and control facilities	62,270	60,539
Furniture, fixtures, equipment and other	74,684	60,283
Land	38,411	38,411
Building	57,415	57,185
Construction in progress	416,267	372,508
Total property and equipment	3,017,646	2,935,562
Accumulated depreciation and amortization	(1,416,283)	(1,261,643)
Property and equipment, net	$1,601,363	$1,673,919

Construction in progress consists of the following:

	September 30, 2012	December 31, 2011
Satellite system	$369,156	$343,932
Terrestrial repeater network	19,267	19,194
Other	27,844	9,382
Construction in progress	$416,267	$372,508

Depreciation and amortization expense on property and equipment was $53,373 and $50,833 for the three months ended September 30, 2012 and 2011, respectively, and $158,706 and $156,032 for the nine months ended September 30, 2012 and 2011, respectively.

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

During the three months ended September 30, 2012 and 2011, we capitalized expenditures, including interest, of $8,219 and $16,875, respectively, and $25,224 and $67,576 during the nine months ended September 30, 2012 and 2011, respectively, related to the construction of our FM-6 satellite and related launch vehicle.

(10)	Related Party Transactions

We had the following related party balances at September 30, 2012 and December 31, 2011:

	Related party current assets		Related party long-term assets		Related party current liabilities		Related party long-term liabilities		Related party long-term debt
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Liberty Media	$—	$—	$837	$1,212	$8,408	$9,722	$—	$—	$208,742	$328,788
Sirius XM Canada	8,221	14,702	49,267	53,741	4,580	4,580	19,660	21,741	—	—
Total	$8,221	$14,702	$50,104	$54,953	$12,988	$14,302	$19,660	$21,741	$208,742	$328,788

Liberty Media

In February 2009, we entered into an Investment Agreement (the “Investment Agreement”) with an affiliate of Liberty Media Corporation, Liberty Radio, LLC (collectively, “Liberty Media”). Pursuant to the Investment Agreement, in March 2009 we issued to Liberty Radio, LLC 12,500,000 shares of our Convertible Perpetual Preferred Stock, Series B-1 (the “Series B Preferred Stock”), with a liquidation preference of $0.001 per share in partial consideration for certain loan investments. Liberty Media has representatives on our board of directors. In September 2012, Liberty Media converted 6,249,900 shares of the Series B Preferred Stock into 1,293,467,684 shares of common stock. As of October 25, 2012, Liberty Media owned approximately 1,904,291,000 shares of our common stock.

Liberty Media has advised us that as of September 30, 2012 and December 31, 2011, respectively, it also owned the following:

	September 30, 2012	December 31, 2011
8.75% Senior Notes due 2015	$150,000	$150,000
9.75% Senior Secured Notes due 2015	—	50,000
13% Senior Notes due 2013	—	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000
7.625% Senior Notes due 2018	50,000	50,000
Total principal debt	211,000	337,000
Less: discounts	2,258	8,212
Total carrying value of debt	$208,742	$328,788

During the three months ended September 30, 2012, we redeemed Liberty Media's $50,000 of 9.75% Senior Secured Notes due 2015 and $76,000 of 13% Senior Notes due 2013 as part of the redemption of these Notes in their entirety.

As of September 30, 2012 and December 31, 2011, we recorded $8,408 and $9,722, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $8,242 and $8,934 for the three months ended September 30, 2012 and 2011, respectively, and $26,260 and $26,718 for the nine months ended September 30, 2012 and 2011, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Sirius XM Canada

In June 2011, Canadian Satellite Radio Holdings Inc. (“CSR”), the parent company of XM Canada, and Sirius Canada completed a transaction to combine their operations (“the Canada Merger”). The combined company operates as Sirius XM Canada. We own approximately 46,700,000 Class A shares on a converted basis of CSR, representing a 38.0% equity interest and a 25.0% voting interest, and hold a non-interest bearing note, in a principal amount of $410, issued by CSR.

We also hold an investment in Cdn $4,000 face value of 8% convertible unsecured subordinated debentures issued by CSR, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive income (loss), net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment loss. As of September 30, 2012, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,747 and $16, respectively. As of December 31, 2011, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,490 and $0, respectively. The carrying values of the host contract and embedded derivative are recorded in Related party long-term assets.

Our interest in Sirius XM Canada is accounted for under the equity method. The excess of the cost of our ownership interest in the equity of Sirius XM Canada over our share of the net assets is recognized as goodwill and intangible assets and is included in the carrying amount of our investment. Equity method goodwill is not amortized. We periodically evaluate this investment to determine if there has been an other than temporary decline below carrying value. Equity method intangible assets are amortized over their respective useful lives, which is recorded in Interest and investment loss. As of September 30, 2012, our investment balance in Sirius XM Canada was approximately $42,107, $27,978 of which represents equity method goodwill and intangible assets, and was recorded in Related party long-term assets. As of December 31, 2011, our investment balance in Sirius XM Canada was approximately $45,061, $28,589 of which represented equity method goodwill and intangible assets, and was recorded in Related party long-term assets.

We provide Sirius XM Canada with chip sets and other services and we are reimbursed for these costs. As of September 30, 2012 and December 31, 2011, amounts due for these costs totaled $5,046 and $7,404, respectively, and is reported as Related party current assets.

As of September 30, 2012, amounts due from Sirius XM Canada also included $6,162 attributable to deferred programming costs and accrued interest, $2,987 of which is reported as Related party long-term assets. As of December 31, 2011, amounts due from Sirius XM Canada included $7,280 attributable to deferred programming costs and accrued interest, $4,780 of which was reported as Related party long-term assets.

As of September 30, 2012 and December 31, 2011, the amounts due to Sirius XM Canada totaled $1,804 and $1,804, respectively, and is reported as Related party current liabilities.

We recorded the following revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Royalty income	$7,924	$6,468	$23,425	$6,468
Amortization of Sirius XM Canada deferred income	694	694	2,082	694
Licensing fee revenue	1,500	1,500	4,500	1,500
Advertising reimbursements	—	—	833	—
Total revenue from Sirius XM Canada	$10,118	$8,662	$30,840	$8,662

Our share of net earnings or losses of Sirius XM Canada are recorded to Interest and investment loss in our unaudited consolidated statements of comprehensive income on a one month lag. Our share of Sirius XM Canada’s net loss was $182 for the three months ended September 30, 2012 and $3,403 for the nine months ended September 30, 2012. We recorded amortization expense related to equity method intangible assets of $363 for the three months ended September 30, 2012 and $611 for the nine months ended September 30, 2012. Our share of Sirius XM Canada's net loss was $4,214 for the three and

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

nine months ended September 30, 2011.

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

We recorded the following revenue from Sirius Canada. Royalty income is included in other revenue and dividend income is included in Interest and investment loss in our unaudited consolidated statements of comprehensive income:

For the Nine Months Ended September 30,
2011
Royalty income	$9,945
Dividend income	460
Total revenue from Sirius Canada	$10,405

Receivables from royalty and dividend income were utilized to absorb a portion of our share of net losses generated by Sirius Canada. Total costs reimbursed by Sirius Canada were $5,253 for the nine months ended September 30, 2011.

Our share of net earnings or losses of Sirius Canada was recorded to Interest and investment loss in our unaudited consolidated statements of comprehensive income on a one month lag. Our share of Sirius Canada’s net loss was $9,717 for the nine months ended September 30, 2011. The payments received from Sirius Canada in excess of carrying value were $6,748 for the nine months ended September 30, 2011.

XM Canada

We had an equity interest of 21.5% in XM Canada until June 21, 2011 when the Canada Merger closed.

In 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial ten year term and XM Canada has the unilateral option to extend the agreements for an additional five year term. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. Sirius XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements. As of September 30, 2012 and December 31, 2011, the carrying value of deferred revenue related to this agreement was $22,436 and $24,517, respectively.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

We recorded the following revenue from XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income:

For the Nine Months Ended September 30,
2011
Amortization of XM Canada deferred income	$1,388
Subscriber and activation fee royalties	5,483
Licensing fee revenue	3,000
Advertising reimbursements	833
Total revenue from XM Canada	$10,704

Our share of net earnings or losses of XM Canada is recorded to Interest and investment loss in our unaudited consolidated statements of comprehensive income on a one month lag. Our share of XM Canada’s net loss was $6,045 for the nine months ended September 30, 2011.

(11)    Investments

Long Term Restricted Investments

Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of office space. As of September 30, 2012 and December 31, 2011, our Long-term restricted investments were $3,973.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(12)    Debt

Our debt consists of the following:

	Conversion Price (per share)	September 30, 2012	December 31, 2011
8.75% Senior Notes due 2015	N/A	800,000	800,000
Less: discount		(7,754)	(9,753)
9.75% Senior Secured Notes due 2015	N/A	—	257,000
Less: discount		—	(8,356)
13% Senior Notes due 2013	N/A	—	778,500
Less: discount		—	(39,504)
7% Exchangeable Senior Subordinated Notes due 2014	$1.875	550,000	550,000
Less: discount		(4,591)	(5,956)
7.625% Senior Notes due 2018	N/A	700,000	700,000
Less: discount		(9,970)	(10,898)
5.25% Senior Notes due 2022	N/A	400,000	—
Less: discount		(5,935)	—
Other debt:
Capital leases	N/A	13,003	2,941
Total debt		2,434,753	3,013,974
Less: total current maturities non-related party		4,326	1,623
Total long-term		2,430,427	3,012,351
Less: related party		208,742	328,788
Total long-term, excluding related party		$2,221,685	$2,683,563

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

Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of our common stock at an initial exchange rate of 533.3333 shares of common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of common stock. If a holder of the Exchangeable Notes elects to exchange the notes in connection with a corporate transaction that constitutes a fundamental change, the exchange rate will be increased by an additional number of shares of common stock determined by the applicable Indenture.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

During the three months ended September 30, 2012 and three and nine months ended September 30, 2011, the common stock reserved for exchange in connection with the Exchangeable Notes were considered to be anti-dilutive in our calculation of diluted net income per share. During the nine months ended September 30, 2012, the Exchangeable Notes were considered to be dilutive.

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

5.25% Senior Notes due 2022

In August 2012, we issued $400,000 aggregate principal amount of 5.25% Senior Notes due 2022 (the “5.25% Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year at a rate of 5.25% per annum. The 5.25% Notes mature on August 15, 2022. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 5.25% Notes.

Retired Debt Instruments

9.75% Senior Secured Notes due 2015

In August 2009, we issued $257,000 aggregate principal amount of 9.75% Senior Secured Notes due September 1, 2015 (the “9.75% Notes”). The 9.75% Notes were issued for $244,292, resulting in an aggregate original issuance discount of $12,708. Substantially all of our domestic wholly-owned subsidiaries guaranteed our obligations under the 9.75% Notes. The 9.75% Notes and related guarantees were secured by first-priority liens on substantially all of our assets and the assets of the guarantors.

During the three and nine months ended September 30, 2012, we purchased $186,112 and $257,000, respectively, in aggregate principal amounts of the 9.75% Notes for an aggregate purchase price, inclusive of interest, of $204,258 and $281,698, respectively. We recognized an aggregate loss on the extinguishment of the 9.75% Notes of $14,352 and $22,184 during the three and nine months ended September 30, 2012, respectively, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.

13% Senior Notes due 2013

In July 2008, we issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). The 13% Notes would have matured on August 1, 2013. Substantially all of our domestic wholly-owned subsidiaries guaranteed our obligations under the 13% Notes.

During the three and nine months ended September 30, 2012, we purchased $681,517 and $778,500, respectively, in aggregate principal amounts of the 13% Notes for an aggregate purchase price, inclusive of interest, of $765,907 and $879,133, respectively. We recognized an aggregate loss on the extinguishment of the 13% Notes of $92,753 and $110,542, during the three and nine months ended September 30, 2012, respectively, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.

3.25% Convertible Notes due 2011

In February 2011, we purchased $94,148 of our then outstanding 3.25% Convertible Notes due 2011 (the "3.25% Notes") at prices between 100.75% and 100.94% of the principal amount plus accrued interest. We recognized a loss on extinguishment of debt for the 3.25% Notes of $2,291 for the nine months ended September 30, 2011, which consisted primarily of cash premiums paid, unamortized discount and deferred financing fees. The remainder of the 3.25% Notes was paid upon maturity in the fourth quarter of 2011.

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

At September 30, 2012 and December 31, 2011, we were in compliance with our debt covenants.

(13)	Stockholders’ Equity

Common Stock, par value $0.001 per share

We were authorized to issue up to 9,000,000,000 shares of common stock as of September 30, 2012 and December 31, 2011. There were 5,192,364,730 and 3,753,201,929 shares of common stock issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, approximately 1,954,599,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.

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

We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs of $3,139 and $1,276, respectively, for the three months ended September 30, 2012 and 2011 and $9,181 and $6,727, respectively, for the nine months ended September 30, 2012 and 2011. As of September 30, 2012, the unamortized balance of the debt issuance costs was $30,873, with $30,256 recorded in deferred financing fees, net, and $617 recorded in Long-term related party assets. As of December 31, 2011, the unamortized balance of the debt issuance costs was $40,054, with $39,253 recorded in deferred financing fees, net, and $801 recorded in Long-term related party assets. These costs will continue to be amortized until the debt is terminated.

In January 2004, Sirius Satellite Radio Inc. signed a seven-year agreement with a sports programming provider which expired in February 2011. Upon execution of this agreement, Sirius delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock were subject to transfer restrictions which lapsed over time. We recognized share-based payment expense associated with these shares of $1,568 in the nine months ended September 30, 2011.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Preferred Stock, par value $0.001 per share

We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of September 30, 2012 and December 31, 2011. There were no shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of September 30, 2012 and December 31, 2011.

There were 6,250,100 and 12,500,000 shares of Series B Preferred Stock issued and outstanding as of September 30, 2012 and December 31, 2011, respectively. In September 2012, Liberty Media converted 6,249,900 shares of the Series B Preferred Stock into 1,293,467,684 shares of common stock. The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing approximately 20% of our outstanding shares of common stock (after giving effect to such conversion). As the holder of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which such shares of Series B Preferred Stock are convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and ranks senior to our common stock.

Warrants

We have issued warrants to purchase shares of common stock in connection with distribution, programming and satellite purchase agreements. As of September 30, 2012 and December 31, 2011, approximately 22,506,000 warrants to acquire an equal number of shares of common stock were outstanding and fully vested. These warrants were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive. The warrants expire at various times through 2015. At September 30, 2012 and December 31, 2011, the weighted average exercise price of outstanding warrants was $2.63 per share. We did not incur warrant related expenses during the three and nine months ended September 30, 2012 and 2011.

In February 2011, Daimler AG exercised 16,500,000 warrants to purchase shares of common stock on a net settlement basis, resulting in the issuance of 7,122,951 shares of our common stock.

(14)	Benefit Plans

We recognized share-based payment expense of $17,492 and $13,983 for the three months ended September 30, 2012 and 2011, respectively, and $46,361 and $36,006 for the nine months ended September 30, 2012 and 2011, respectively.

2009 Long-Term Stock Incentive Plan

In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of September 30, 2012, approximately 142,977,000 shares of common stock were available for future grants under the 2009 Plan.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.8%	1.1%	0.8%	1.1%
Expected life of options — years	5.06	5.27	5.13	5.27
Expected stock price volatility	49%	68%	53%	68%
Expected dividend yield	0%	0%	0%	0%

There were no options granted to third parties during the three and nine months ended September 30, 2012 and 2011.

The following table summarizes stock option activity under our share-based payment plans for the nine months ended September 30, 2012 (options in thousands):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	439,580	$1.25
Granted	57,776	$2.52
Exercised	(144,310)	$0.62
Forfeited, cancelled or expired	(8,217)	$3.26
Outstanding as of September 30, 2012	344,829	$1.68	6.82	$384,883
Exercisable, September 30, 2012	125,959	$2.08	5.33	$134,226

The weighted average grant date fair value of options granted during the nine months ended September 30, 2012 and 2011 was $1.08 and $1.04, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011 was $237,521 and $10,011, respectively.

We recognized share-based payment expense associated with stock options of $16,660 and $13,201 for the three months ended September 30, 2012 and 2011, respectively, and $43,350 and $33,098 for the nine months ended September 30, 2012 and 2011, respectively.

There were no grants, exercises, forfeitures, cancellations or expirations of our shares of restricted stock or restricted stock units during the three and nine months ended September 30, 2012. As of September 30, 2012, we had 421 awards of nonvested restricted stock and restricted stock units outstanding which have a weighted average grant date fair value of $1.46. These represent shares issued to members of the board of directors as part of our former director compensation program. The shares will vest on the first anniversary of the date the applicable person ceases to be a director.

We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $0 for the three months ended September 30, 2012 and 2011 and $0 and $543 for the nine months ended September 30, 2012 and 2011, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units and shares granted to employees and members of our board of directors at September 30, 2012 and December 31, 2011, net of estimated forfeitures, was $146,028 and $129,983, respectively. The total unrecognized compensation costs at September 30, 2012 are expected to be recognized over a weighted-average period of three years.

401(k) Savings Plan

We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions. Share-based payment expense resulting from the matching contribution to the Sirius XM Plan was $832 and $782 for the three months ended September 30, 2012 and 2011, respectively, and $3,011 and $2,365 for the nine months ended September 30, 2012 and 2011, respectively.

We may also elect to contribute to the profit sharing portion of the Sirius XM Plan based upon the total eligible compensation of eligible participants. These additional contributions in the form of shares of common stock are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. We did not contribute to the profit sharing portion of the Sirius XM Plan in 2011 and we do not plan to contribute in 2012.

(15)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of September 30, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations	$1,146	$4,234	$553,406	$803,355	$862	$1,100,000	$2,463,003
Cash interest payments	81,084	184,360	183,116	109,483	74,381	231,700	864,124
Satellite and transmission	3,675	55,106	14,927	13,157	3,597	19,154	109,616
Programming and content	44,719	201,146	171,456	163,409	13,388	1,125	595,243
Marketing and distribution	7,887	18,417	11,588	5,377	3,117	692	47,078
Satellite incentive payments	2,435	11,804	12,542	11,658	12,529	79,959	130,927
Operating lease obligations	9,403	38,017	31,947	34,572	24,501	224,861	363,301
Other	9,278	39,607	15,712	1,790	188	—	66,575
Total(1)	$159,627	$552,691	$994,694	$1,142,801	$132,563	$1,657,491	$4,639,867

(1)
The table does not include our reserve for uncertain tax positions, which at September 30, 2012 totaled $1,565, as the specific timing of any cash payments cannot be projected with reasonable certainty.

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

Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of four of XM’s in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s satellites. As of September 30, 2012, we have accrued $27,506 related to contingent in-orbit performance payments for our XM-3 and XM-4 satellites based

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

on expected operating performance over their fifteen-year design life. Boeing may also be entitled to an additional $10,000 if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Space Systems/Loral, the manufacturer of two of our in-orbit satellites, may be entitled to future in-orbit performance payments. As of September 30, 2012, we have accrued $9,193 and $21,450 related to contingent performance payments for our FM-5 and XM-5 satellites, respectively, based on their expected operating performance over their fifteen-year design life.

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

(16)    Income Taxes

Income tax benefit (expense) for the three months ended September 30, 2012 and 2011 was $20,113 and $(5,714), respectively and for the nine months ended September 30, 2012 and 2011 was $3,013,860 and $(9,907), respectively.

For three months ended September 30, 2012, we recorded a $24,000 discrete income tax benefit related to the release of the deferred tax valuation allowance for net operating losses we no longer expect to realize against income for the remainder of 2012.  We now expect to realize this benefit after 2012.  This benefit is due to a decrease in estimated income for 2012 as result of the loss on extinguishment of debt that was recorded during the three months ended September 30, 2012. Including the $24,000 discrete item recorded in the quarter, for the nine months ended September 30, 2012 we have recorded in aggregate a discrete benefit of $3,013,000 for the release of significantly all of our deferred tax valuation allowance related to net operating losses that will be realized after 2012.

The remaining deferred tax asset valuation allowance as of September 30, 2012 of approximately $71,700 relates to deferred tax assets we expect to realize as a result of pre-tax income anticipated during the fourth quarter of 2012 of $64,200 and deferred tax assets of $7,500 that are not likely to be realized due to certain state net operating loss limitations.

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

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	we face substantial competition and that competition is likely to increase over time;

•	our business depends in large part upon automakers;

•	general economic conditions can affect our business;

•	failure of our satellites would significantly damage our business;

•	our ability to attract and retain subscribers at a profitable level in the future is uncertain;

•	royalties for music rights may increase;

•	failure to comply with FCC requirements could damage our business;

•	the unfavorable outcome of pending or future litigation could have a material adverse effect;

•	rapid technological and industry changes could adversely impact our services;

•	failure of third parties to perform could adversely affect our business;

•	changes in consumer protection laws and their enforcement could damage our business;

•	interruption or failure of our information technology and communication systems could negatively impact our results and brand;

•	if we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer;

•	we may from time to time modify our business plan, and these changes could adversely affect us and our financial condition;

•	our substantial indebtedness could adversely affect our operations and could limit our ability to react to changes in the economy or our industry;

•	our broadcast studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities;

•	electromagnetic interference from others could damage our business;

•	our business may be impaired by third-party intellectual property rights; and

•	Liberty Media Corporation has significant influence over our business and affairs and its interest may differ from ours.

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

We have agreements with every major automaker (“OEMs”) to offer satellite radios as factory- or dealer-installed equipment in their vehicles from which we acquire the majority of our subscribers. We also acquire subscribers through the sale or lease of previously owned vehicles with factory-installed satellite radios. Additionally, we distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.

As of September 30, 2012, we had 23,365,383 subscribers of which 19,041,519 were self-pay subscribers and 4,323,864 were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; activated radios in daily rental fleet vehicles; certain subscribers to our Internet services; and certain subscribers to our Backseat TV, data, traffic, and weather services.

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

We also have an equity interest in Sirius XM Canada which offers satellite radio services in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count.

Results of Operations

Set forth below are our results of operations for the three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011.

	Unaudited				2012 vs 2011 Change		2012 vs 2011 Change
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months		Nine Months
	2012	2011	2012	2011	Amount	%	Amount	%
Revenue:
Subscriber revenue	$757,672	$660,837	$2,188,199	$1,922,917	$96,835	15%	$265,282	14%
Advertising revenue, net of agency fees	20,426	18,810	59,881	53,595	1,616	9%	6,286	12%
Equipment revenue	17,813	15,504	51,183	48,392	2,309	15%	2,791	6%
Other revenue	71,449	67,399	210,362	205,882	4,050	6%	4,480	2%
Total revenue	867,360	762,550	2,509,625	2,230,786	104,810	14%	278,839	12%
Operating expenses:
Cost of services:
Revenue share and royalties	141,834	117,043	409,371	340,713	24,791	21%	68,658	20%
Programming and content	69,938	70,509	205,203	210,867	(571)	(1)%	(5,664)	(3)%
Customer service and billing	77,768	64,239	212,635	192,667	13,529	21%	19,968	10%
Satellite and transmission	18,319	19,681	53,980	57,238	(1,362)	(7)%	(3,258)	(6)%
Cost of equipment	6,345	5,888	19,301	19,894	457	8%	(593)	(3)%
Subscriber acquisition costs	112,418	107,279	348,014	317,711	5,139	5%	30,303	10%
Sales and marketing	60,676	55,210	176,457	154,471	5,466	10%	21,986	14%
Engineering, design and development	13,507	14,175	32,468	39,249	(668)	(5)%	(6,781)	(17)%
General and administrative	68,235	58,635	193,786	175,469	9,600	16%	18,317	10%
Depreciation and amortization	66,571	65,403	199,481	200,865	1,168	2%	(1,384)	(1)%
Total operating expenses	635,611	578,062	1,850,696	1,709,144	57,549	10%	141,552	8%
Income from operations	231,749	184,488	658,929	521,642	47,261	26%	137,287	26%
Other income (expense):
Interest expense, net of amounts capitalized	(70,035)	(75,316)	(219,777)	(229,730)	5,281	7%	9,953	4%
Loss on extinguishment of debt and credit facilities, net	(107,105)	—	(132,726)	(7,206)	(107,105)	nm	(125,520)	nm
Interest and investment (loss) income	(321)	292	(3,192)	78,590	(613)	(210)%	(81,782)	(104)%
Other income (loss)	113	435	(637)	2,235	(322)	(74)%	(2,872)	(129)%
Total other expense	(177,348)	(74,589)	(356,332)	(156,111)	(102,759)	(138)%	(200,221)	(128)%
Income before income taxes	54,401	109,899	302,597	365,531	(55,498)	(50)%	(62,934)	(17)%
Income tax benefit (expense)	20,113	(5,714)	3,013,860	(9,907)	25,827	nm	3,023,767	nm
Net income	$74,514	$104,185	$3,316,457	$355,624	$(29,671)	(28)%	$2,960,833	833%
nm - not meaningful

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

For the three months ended September 30, 2012 and 2011, subscriber revenue was $757,672 and $660,837, respectively, an increase of 15%, or $96,835. For the nine months ended September 30, 2012 and 2011, subscriber revenue was $2,188,199 and $1,922,917, respectively, an increase of 14%, or $265,282. These increases were primarily attributable to a 9% increase in daily weighted average subscribers, the increase in certain of our subscription rates beginning in January 2012, and an increase in sales of premium services, including Premier packages, data services and internet streaming. The increase was partially offset by subscription discounts offered through customer acquisition and retention programs.

We expect subscriber revenues to grow based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and identification of additional revenue streams from subscribers.

Advertising Revenue includes the sale of advertising on certain non-music channels, net of agency fees. Agency fees are based on a contractual percentage of the gross advertising revenue.

For the three months ended September 30, 2012 and 2011, advertising revenue was $20,426 and $18,810, respectively, an increase of 9%, or $1,616. For the nine months ended September 30, 2012 and 2011, advertising revenue was $59,881 and $53,595, respectively, an increase of 12%, or $6,286. These increases were primarily due to a greater number of advertising spots sold and broadcast, as well as the increases in rates charged per spot.

We expect our advertising revenue to grow as advertisers are attracted by the increase in our subscriber base.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

For the three months ended September 30, 2012 and 2011, equipment revenue was $17,813 and $15,504, respectively, an increase of 15%, or $2,309. For the nine months ended September 30, 2012 and 2011, equipment revenue was $51,183 and $48,392, respectively, an increase of 6%, or $2,791. These increases were driven by royalties from higher OEM production, partially offset by lower aftermarket and direct to consumer sales.

We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our direct to consumer business.

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.

For the three months ended September 30, 2012 and 2011, other revenue was $71,449 and $67,399, respectively, an increase of 6%, or $4,050. For the nine months ended September 30, 2012 and 2011, other revenue was $210,362 and $205,882, respectively, an increase of 2%, or $4,480. These increases were driven by revenues from the U.S. Music Royalty Fee as the number of subscribers increased, and higher royalty revenue from Sirius XM Canada.

Other revenue is dependent upon the U.S. Music Royalty Fee and the royalty from our Canadian affiliate. We expect other revenue to increase as our subscriber base drives higher U.S. Music Royalty Fees and as the performance of our Canadian affiliate improves.

Operating Expenses

 Revenue Share and Royalties include distribution and content provider revenue share, advertising revenue share, and broadcast and web streaming royalties. Advertising revenue share is recognized in revenue share and royalties in the period in which the advertising is broadcast.

For the three months ended September 30, 2012 and 2011, revenue share and royalties were $141,834 and $117,043, respectively, an increase of 21%, or $24,791, and increased as a percentage of total revenue. For the nine months ended September 30, 2012 and 2011, revenue share and royalties were $409,371 and $340,713, respectively, an increase of 20%, or $68,658, and increased as a percentage of total revenue. These increases were primarily attributable to greater revenues subject to royalty and/or revenue sharing arrangements and a 7% increase in the statutory royalty rate for the performance of sound recordings, partially offset by an increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

We expect our revenue share and royalty costs to increase as our revenues grow. Under the terms of the Copyright Royalty Board's decision, we paid royalties of 8.0% and 7.5% of gross revenues, subject to certain exclusions, for the three and nine months ended September 30, 2012 and 2011, respectively. The Copyright Royalty Board will issue a decision on future royalty rates in December 2012. The deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger are expected to provide increasing benefits to revenue share and royalties through the expiration of the acquired executory contracts in 2013.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, purchase advertising on media properties owned or controlled by the licensor, which is allocated to sales and marketing, and pay other guaranteed amounts.

For the three months ended September 30, 2012 and 2011, programming and content expenses were $69,938 and $70,509, respectively, a decrease of 1%, or $571, and decreased as a percentage of total revenue. For the nine months ended September 30, 2012 and 2011, programming and content expenses were $205,203 and $210,867, respectively, a decrease of 3%, or $5,664, and decreased as a percentage of total revenue. These decreases were primarily due to savings in content agreements, partially offset by increases in personnel costs and reductions in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts.

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

For the three months ended September 30, 2012 and 2011, customer service and billing expenses were $77,768 and $64,239, respectively, an increase of 21%, or $13,529, and increased as a percentage of total revenue. For the nine months ended September 30, 2012 and 2011, customer service and billing expenses were $212,635 and $192,667, respectively, an increase of 10%, or $19,968, but remained flat as a percentage of total revenue. These increases were primarily due to longer average handle time per call, higher contact rates and higher technology costs. The increase for the nine month period was partially offset by fewer calls per subscriber, lower bad debt expense and lower third party collection costs.

We expect our customer service and billing expenses to increase as our subscriber base grows.

Satellite and Transmission consists of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control systems; terrestrial repeater networks; satellite uplink facilities; broadcast studios; and delivery of our Internet streaming service.

For the three months ended September 30, 2012 and 2011, satellite and transmission expenses were $18,319 and $19,681, respectively, a decrease of 7%, or $1,362, and decreased as a percentage of total revenue. For the nine months ended September 30, 2012 and 2011, satellite and transmission expenses were $53,980 and $57,238, respectively, a decrease of 6%, or $3,258, and decreased as a percentage of total revenue. These decreases were primarily due to a reduction in in-orbit satellite insurance expense.

We expect overall satellite and transmission expenses to increase following the launch of our FM-6 satellite, and as we add enhanced Internet-based service and functionality.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

For the three months ended September 30, 2012 and 2011, cost of equipment was $6,345 and $5,888, respectively, an increase of 8%, or $457, and remained flat as a percentage of total revenue but decreased as a percentage of equipment revenue. For the nine months ended September 30, 2012 and 2011, cost of equipment was $19,301 and $19,894, respectively, a decrease of 3%, or $593, and remained flat as a percentage of total revenue and decreased as a percentage of equipment revenue. The increase for the three month period was driven by the mix of radios with higher average costs sold, compared to the prior year. The decrease in the nine month period was primarily due to lower direct to consumer sales, partially offset by higher inventory reserves and radios sold with higher average costs.

We expect cost of equipment to vary with changes in sales, supply chain management and inventory valuations.

Subscriber Acquisition Costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to retailers and automakers as incentives to purchase, install and activate satellite radios; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in our OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios.

For the three months ended September 30, 2012 and 2011, subscriber acquisition costs were $112,418 and $107,279, respectively, an increase of 5%, or $5,139, and decreased as a percentage of total revenue. For the nine months ended September 30, 2012 and 2011, subscriber acquisition costs were $348,014 and $317,711, respectively, an increase of 10%, or $30,303, but decreased as a percentage of total revenue. These increases were primarily a result of higher subsidies related to increased OEM installations occurring in advance of acquiring the subscriber, partially offset by improved OEM subsidy rates per vehicle and increases in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.

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

For the three months ended September 30, 2012 and 2011, sales and marketing expenses were $60,676 and $55,210, respectively, an increase of 10%, or $5,466, and remained flat as a percentage of total revenue. For the nine months ended September 30, 2012 and 2011, sales and marketing expenses were $176,457 and $154,471, respectively, an increase of 14%, or $21,986, and remained flat as a percentage of total revenue. These increases were primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, and higher OEM cooperative marketing.

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

For the three months ended September 30, 2012 and 2011, engineering, design and development expenses were $13,507 and $14,175, respectively, a decrease of 5%, or $668, and decreased as a percentage of total revenue. For the nine months ended September 30, 2012 and 2011, engineering, design and development expenses were $32,468 and $39,249, respectively, a decrease of 17%, or $6,781, and decreased as a percentage of total revenue. The decrease for the three month period was driven primarily by lower product development costs. The decrease for the nine month period was due to a reversal of certain non-recurring engineering charges, partially offset by higher product development costs, costs related to the development of enhanced subscriber features and functionality for our service and higher personnel costs.

We expect engineering, design and development expenses to increase in future periods as we develop our next generation chip sets and products.

General and Administrative includes executive management, rent and occupancy, finance, legal, human resources, information technology, insurance and investor relations costs.

For the three months ended September 30, 2012 and 2011, general and administrative expenses were $68,235 and $58,635, respectively, an increase of 16% or $9,600, and remained flat as a percentage of total revenue. For the nine months ended September 30, 2012 and 2011, general and administrative expenses were $193,786 and $175,469, respectively, an increase of 10%, or $18,317, but remained flat as a percentage of total revenue. These increases were primarily due to higher personnel costs, including share-based payment expenses, and legal costs, partially offset by lower litigation settlement charges.

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

For the three months ended September 30, 2012 and 2011, depreciation and amortization expense was $66,571 and $65,403, respectively, an increase of 2%, or $1,168, and decreased as a percentage of total revenue. For the nine months ended September 30, 2012 and 2011, depreciation and amortization expense was $199,481 and $200,865, respectively, a decrease of 1%, or $1,384, and decreased as a percentage of total revenue. The increase for the three month period was primarily due to additional assets placed in-service, partially offset by reductions in the amortization of subscriber relationships and depreciation recognized on assets placed in-service as certain assets reached the end of their estimated service lives. The decrease for the nine month period was driven by reductions in the amortization of subscriber relationships and depreciation recognized on assets placed in-service as certain assets reached the end of their estimated service lives.

We expect depreciation expenses to increase in future periods as we launch our FM-6 satellite, which will be partially offset by reduced amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives, principally through 2017.

Other Income (Expense)

  Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and related launch vehicles.

For the three months ended September 30, 2012 and 2011, interest expense was $70,035 and $75,316, respectively, a decrease of 7% or $5,281. For the nine months ended September 30, 2012 and 2011, interest expense was $219,777 and $229,730, respectively, a decrease of 4% or $9,953. These decreases were primarily due to a lower average outstanding debt balance and an improvement in the mix of outstanding debt with lower interest rates.

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

For the three months ended September 30, 2012, loss on extinguishment of debt and credit facilities, net, was $107,105. For the nine months ended September 30, 2012 and 2011, loss on extinguishment of debt and credit facilities, net, was $132,726 and $7,206, respectively, an increase of $125,520. During the three months ended September 30, 2012, a $107,105 loss was recorded on the repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015. During the nine months ended September 30, 2012, a $132,726 loss was recorded on the repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015. During the nine months ended September 30, 2011, a $7,206 loss was incurred on the repayment of our 11.25% Senior Secured Notes due 2013 and the partial repayment of our 3.25% Convertible Notes due 2011.

  Interest and Investment (Loss) Income includes realized gains and losses, dividends, interest income, our share of Sirius Canada’s and XM Canada’s pre-merger net losses, and our share of the income (loss) of Sirius XM Canada.

For the three months ended September 30, 2012, interest and investment loss was $(321) compared to interest and investment income of $292 for the same period in 2011. For the nine months ended September 30, 2012, interest and investment loss was $(3,192) compared to interest and investment income of $78,590 for the same period in 2011. The interest and investment losses for both the three and nine month periods of 2012 were primarily due to losses on our share of Sirius XM Canada's net loss. The interest and investment gain for the three month period of 2011 was primarily due to income from our interests in Sirius XM Canada. The interest and investment gain for the nine month period of 2011 was primarily due to the realized net gain from the Canada Merger in the second quarter of 2011.

Income Taxes

Income Tax Benefit (Expense) includes the reversal of substantially all of our deferred income tax valuation allowance, the change in our deferred tax liability related to the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP, foreign withholding taxes on royalty income, and the effect of changes in certain state laws related to the utilization of net operating losses ("NOLs").

For the three months ended September 30, 2012, income tax benefit was $20,113 compared to income tax expense of $(5,714) for the same period in 2011. For the nine months ended September 30, 2012, income tax benefit was $3,013,860 compared to income tax expense of $(9,907) for the same period in 2011. For three months ended September 30, 2012, we recorded a $24,000 discrete income tax benefit related to the release of the deferred tax valuation allowance for net operating losses we no longer expect to realize against income for the remainder of 2012.  We now expect to realize this benefit after 2012.  This benefit is due to a decrease in estimated income for 2012 as result of the loss on extinguishment of debt that was recorded during the three months ended September 30, 2012. Including the $24,000 discrete item recorded in the quarter, for the nine months ended September 30, 2012 we have recorded in aggregate a discrete benefit of $3,013,000 for the release of significantly all of our deferred tax valuation allowance related to net operating losses that will be realized after 2012.

The remaining deferred tax asset valuation allowance as of September 30, 2012 of approximately $71,700 relates to deferred tax assets we expect to realize as a result of pre-tax income anticipated during the fourth quarter of 2012 of $64,200 and deferred tax assets of $7,500 that are not likely to be realized due to certain state net operating loss limitations.

Subscriber Data
The following table contains subscriber data for the three and nine months ended September 30, 2012 and 2011, respectively:

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning subscribers	22,919,462	21,016,175	21,892,824	20,190,964
Gross subscriber additions	2,421,586	2,138,131	7,064,282	6,369,846
Deactivated subscribers	(1,975,665)	(1,804,448)	(5,591,723)	(5,210,952)
Net additions	445,921	333,683	1,472,559	1,158,894
Ending subscribers	23,365,383	21,349,858	23,365,383	21,349,858

Self-pay	19,041,519	17,534,310	19,041,519	17,534,310
Paid promotional	4,323,864	3,815,548	4,323,864	3,815,548
Ending subscribers	23,365,383	21,349,858	23,365,383	21,349,858

Self-pay	370,553	364,004	1,132,777	847,511
Paid promotional	75,368	(30,321)	339,782	311,383
Net additions	445,921	333,683	1,472,559	1,158,894

Daily weighted average number of subscribers	23,008,693	21,107,540	22,519,544	20,688,641

Average self-pay monthly churn	2.0%	1.9%	1.9%	1.9%

New vehicle consumer conversion rate	44%	44%	45%	45%
Note: See pages 40 through 47 for glossary.

Subscribers. At September 30, 2012, we had 23,365,383 subscribers, an increase of 2,015,525 subscribers, or 9%, from the 21,349,858 subscribers as of September 30, 2011.

For the three months ended September 30, 2012 and 2011, net additions were 445,921 and 333,683, respectively, an increase of 34%, or 112,238. For the nine months ended September 30, 2012 and 2011, net additions were 1,472,559 and 1,158,894, respectively, an increase of 27%, or 313,665. The improvements were due to the increase in gross subscriber additions, primarily resulting from higher new vehicle shipments and light vehicle sales, as well as an increase in conversions from unpaid promotional trials and returning subscriber activations, including consumers in previously owned vehicles. This increase in gross additions was partially offset by an increase in deactivations. The increase in deactivations was primarily due to paid promotional trial deactivations stemming from the growth of paid trials, along with growth in our subscriber base.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the quarter by the average self-pay subscriber balance for the quarter. (See accompanying glossary on pages 40 through 47 for more details.)

For the three months ended September 30, 2012 and 2011, our average self-pay monthly churn rate was 2.0% and 1.9%, respectively. For the nine months ended September 30, 2012 and 2011, our average self-pay monthly churn rate was 1.9%.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 40 through 47 for more details).

•	For the three months ended September 30, 2012 and 2011, the new vehicle consumer conversion rate was

44%. For the nine months ended September 30, 2012 and 2011, the new vehicle consumer conversion rate was 45%.

Adjusted Results of Operations

In this section, we present certain financial performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States of America (“Non-GAAP”). These Non-GAAP financial measures include: average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; subscriber acquisition cost, or SAC, per gross subscriber addition; free cash flow; and adjusted EBITDA. These measures exclude the impact of certain purchase price accounting adjustments. We use these Non-GAAP financial measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees.

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

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. Please refer to the glossary (pages 40 through 47) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.

The following table contains our key operating metrics based on our unaudited adjusted results of operations for the three and nine months ended September 30, 2012 and 2011, respectively:

	Unaudited Adjusted
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for per subscriber amounts)	2012	2011	2012	2011
ARPU	$12.14	$11.66	$11.96	$11.57
SAC, per gross subscriber addition	$51	$55	$55	$55
Customer service and billing expenses, per average subscriber	$1.12	$1.01	$1.04	$1.03
Free cash flow	$195,207	$75,377	$439,986	$223,936
Adjusted EBITDA	$244,617	$197,288	$689,873	$563,741

Note: See pages 40 through 47 for glossary.

ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying glossary on pages 40 through 47 for more details.)

For the three months ended September 30, 2012 and 2011, ARPU was $12.14 and $11.66, respectively. For the nine months ended September 30, 2012 and 2011, ARPU was $11.96 and $11.57, respectively. These increases were driven primarily by the increase in certain of our subscription rates beginning in January 2012, and an increase in sales of premium services, including Premier packages, data services and streaming, partially offset by an increase in subscriber retention programs, the number of subscribers on promotional plans and a decrease in the contribution from the U.S. Music Royalty Fee due to the December 2010 reduction in the rate.

SAC, Per Gross Subscriber Addition, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (See accompanying glossary on pages 40 through 47 for more details.)

For the three months ended September 30, 2012 and 2011, SAC, per gross subscriber addition, was $51 and $55, respectively. For the nine months ended September 30, 2012 and 2011, SAC, per gross subscriber addition, was $55. The decrease in the three month period was primarily due to improved OEM subsidy rates per vehicle, partially offset by higher subsidies related to increased OEM installations occurring in advance of acquiring the subscriber.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying glossary on pages 40 through 47 for more details.)

For the three months ended September 30, 2012 and 2011, customer service and billing expenses, per average subscriber, were $1.12 and $1.01, respectively. These increases were primarily due to longer average handle time per call, higher contact rates and higher technology costs. For the nine months ended September 30, 2012 and 2011, customer service and billing expenses, per average subscriber were $1.04 and $1.03, respectively.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, merger related costs and restricted and other investing activity. (See accompanying glossary on pages 40 through 47 for more details.)

For the three months ended September 30, 2012 and 2011, free cash flow was $195,207 and $75,377, respectively, an increase of $119,830. For the nine months ended September 30, 2012 and 2011, free cash flow was $439,986 and $223,936, respectively, an increase of $216,050. The increases were primarily driven by higher net cash provided by operating activities resulting from improved operating performance driving higher adjusted EBITDA and higher collections from subscribers and distributors, as well as a decrease in capital expenditures resulting from lower satellite and related launch vehicle construction costs.  The increase in the nine month period was partially offset by a decrease in restricted and other investing activities driven by the 2011 return of capital resulting from the Canada Merger.

Adjusted EBITDA. EBITDA is defined as net income (loss) before interest and investment (loss) income; interest expense, net of amounts capitalized; income tax benefit (expense) and depreciation and amortization. Adjusted EBITDA removes the impact of other income and expense, losses on extinguishment of debt as well as certain other charges, such as goodwill impairment; restructuring, impairments and related costs; certain purchase price accounting adjustments and share-based payment expense. (See the accompanying glossary on pages 40 through 47 for more details):

For the three months ended September 30, 2012 and 2011, adjusted EBITDA was $244,617 and $197,288, respectively, an increase of 24%, or $47,329. For the nine months ended September 30, 2012 and 2011, adjusted EBITDA was $689,873 and $563,741, respectively, an increase of 22%, or $126,132. The increase was primarily due to increases in adjusted revenues, partially offset by increases in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, higher subscriber acquisition costs related to increased gross subscriber additions and subsidies related to increased OEM installations, and higher sales and marketing costs related to subscriber communications and cooperative marketing, partially offset by lower programming and content costs.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

As of September 30, 2012 and December 31, 2011, we had $556,270 and $773,990, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Nine Months Ended September 30,
	2012	2011	2012 vs. 2011
Net cash provided by operating activities	$513,532	$328,634	$184,898
Net cash used in investing activities	(73,546)	(104,698)	31,152
Net cash used in financing activities	(657,706)	(206,035)	(451,671)
Net (decrease) increase in cash and cash equivalents	(217,720)	17,901	(235,621)
Cash and cash equivalents at beginning of period	773,990	586,691	187,299
Cash and cash equivalents at end of period	$556,270	$604,592	$(48,322)

Cash Flows Provided by Operating Activities

Cash provided by operating activities increased by $184,898 to $513,532 for the nine months ended September 30, 2012 from cash provided by operating activities of $328,634 for the nine months ended September 30, 2011. The primary driver of our operating cash flow growth has been improvements in profitability.

•
Our net income was $3,316,457 and $355,624 for the nine months ended September 30, 2012 and 2011, respectively. Excluding the $3,013,000 non-cash deferred tax valuation allowance reversal, our increase in net income was primarily driven by an increase in our subscriber revenues of $265,282, or 14%, for the nine months ended September 30, 2012, attributable to a 9% increase in daily weighted average subscribers, an increase in certain of our subscription rates beginning in January 2012, and an increase in sales of premium services, including Premier packages, data services and streaming. Our growth in revenue was partially offset by an increase in our operating expenses of $141,552, or 8%. The increase in operating expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, higher subscriber acquisition costs related to a 11% increase in gross subscriber additions and subsidies related to increased OEM installations, and higher sales and marketing costs related to subscriber communications and cooperative marketing.

•
Net non-cash adjustments to net income were $(2,800,551) and $33,089 for the nine months ended September 30, 2012 and 2011, respectively. Significant components of non-cash expenses, and their impact on cash flows from operating activities, include the following:

	For the Nine Months Ended September 30,
	2012	2011
Depreciation and amortization	$199,481	$200,865
Loss on extinguishment of debt and credit facilities, net	132,726	7,206
Gain on merger of unconsolidated entities	—	(84,855)
Share-based payment expense	46,361	37,574
Deferred income taxes	(3,017,021)	7,214
Other non-cash purchase price adjustments	(220,336)	(203,630)

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

Deferred income taxes includes a benefit related to a reversal of substantially all of our deferred income tax valuation allowance as the cumulative positive evidence outweighed the historical negative evidence regarding the likelihood that our deferred tax asset will be realized.

Other non-cash purchase price adjustments include liabilities recorded as a result of the Merger related to executory contracts with an OEM and certain programming providers, as well as amortization resulting from changes in the value of deferred revenue as a result of the Merger.

Changes in operating assets and liabilities reduced operating cash flows for the nine months ended September 30, 2012 and 2011 by $2,374 and $60,079, respectively. As we continue to grow our subscriber and revenue base, we expect that deferred revenue and amounts due from customers and distributors will continue to increase. Amounts payable to vendors are also expected to increase as our business grows. The timing of payments to vendors and related parties are based on contractual commitments.

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

•	Cash flows used in financing activities in 2012 were primarily due to the repayment of the remaining balance of our 13%

Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015, partially offset by the issuance of our 5.25% Senior Notes due 2022 and the exercise of stock options during the nine months ended September 30, 2012. The cash flows used in financing activities in 2011 were the result of the repayment of the remaining balance of our 11.25% Senior Secured Notes due 2013 and the partial repayment of our 3.25% Convertible Notes due 2011.

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

Future Liquidity and Capital Resource Requirements

We have entered into various agreements to design, construct and launch our satellites in the normal course of business. As disclosed in Note 15 to our unaudited consolidated financial statements, as of September 30, 2012, we expect to incur satellite and transmission related expenditures of approximately $3,675 for the remainder of 2012 and $55,106 in 2013, the majority of which is attributable to the construction and expected launch of our FM-6 satellite and related launch vehicle in 2013 and an additional $50,835 thereafter.

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

Debt Covenants

The indentures governing our debt include restrictive covenants. As of September 30, 2012, we were in compliance with our debt covenants. For a discussion of our “Debt Covenants”, refer to Note 12 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Income Taxes. The cumulative positive evidence outweighed the historical negative evidence regarding the likelihood that our deferred tax asset would be realized. As a result, we released $3,013,000 of the valuation allowance established against deferred tax assets during the nine months ended September 30, 2012.

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

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (GAAP):	$74,514	$104,185	$3,316,457	$355,624
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 42-45)	1,854	2,292	5,599	8,951
Operating expenses (see pages 42-45)	(73,049)	(68,878)	(220,497)	(205,472)
Share-based payment expense, net of purchase price accounting adjustments	17,492	13,983	46,361	37,755
Depreciation and amortization (GAAP)	66,571	65,403	199,481	200,865
Interest expense, net of amounts capitalized (GAAP)	70,035	75,316	219,777	229,730
Loss on extinguishment of debt and credit facilities, net (GAAP)	107,105	—	132,726	7,206
Interest and investment loss (income) (GAAP)	321	(292)	3,192	(78,590)
Other loss (income) (GAAP)	(113)	(435)	637	(2,235)
Income tax (benefit) expense (GAAP)	(20,113)	5,714	(3,013,860)	9,907
Adjusted EBITDA	$244,617	$197,288	$689,873	$563,741

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the three and nine months ended September 30, 2012 and 2011:

	Unaudited For the Three Months Ended September 30, 2012
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$757,672	$41	$—	$757,713
Advertising revenue, net of agency fees	20,426	—	—	20,426
Equipment revenue	17,813	—	—	17,813
Other revenue	71,449	1,813	—	73,262
Total revenue	$867,360	$1,854	$—	$869,214
Operating expenses
Cost of services:
Revenue share and royalties	141,834	37,199	—	179,033
Programming and content	69,938	10,431	(1,736)	78,633
Customer service and billing	77,768	—	(512)	77,256
Satellite and transmission	18,319	—	(938)	17,381
Cost of equipment	6,345	—	—	6,345
Subscriber acquisition costs	112,418	21,712	—	134,130
Sales and marketing	60,676	3,707	(2,931)	61,452
Engineering, design and development	13,507	—	(1,753)	11,754
General and administrative	68,235	—	(9,622)	58,613
Depreciation and amortization (a)	66,571	—	—	66,571
Share-based payment expense	—	—	17,492	17,492
Total operating expenses	$635,611	$73,049	$—	$708,660

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended September 30, 2012 was $13,000.

	Unaudited For the Three Months Ended September 30, 2011
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

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$1,275	$—	$—	$1,275
Customer service and billing	402	—	—	402
Satellite and transmission	735	—	—	735
Sales and marketing	2,165	—	—	2,165
Engineering, design and development	1,291	—	—	1,291
General and administrative	8,115	—	—	8,115
Total share-based payment expense	$13,983	$—	$—	$13,983

	Unaudited For the Nine Months Ended September 30, 2012
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$2,188,199	$161	$—	$2,188,360
Advertising revenue, net of agency fees	59,881	—	—	59,881
Equipment revenue	51,183	—	—	51,183
Other revenue	210,362	5,438	—	215,800
Total revenue	$2,509,625	$5,599	$—	$2,515,224
Operating expenses
Cost of services:
Revenue share and royalties	409,371	108,069	—	517,440
Programming and content	205,203	32,565	(4,342)	233,426
Customer service and billing	212,635	—	(1,327)	211,308
Satellite and transmission	53,980	—	(2,411)	51,569
Cost of equipment	19,301	—	—	19,301
Subscriber acquisition costs	348,014	69,328	—	417,342
Sales and marketing	176,457	10,535	(7,343)	179,649
Engineering, design and development	32,468	—	(4,467)	28,001
General and administrative	193,786	—	(26,471)	167,315
Depreciation and amortization (a)	199,481	—	—	199,481
Share-based payment expense	—	—	46,361	46,361
Total operating expenses	$1,850,696	$220,497	$—	$2,071,193

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the nine months ended September 30, 2012 was $41,000.

	Unaudited For the Nine Months Ended September 30, 2011
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

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Subscriber revenue (GAAP)	$757,672	$660,837	$2,188,199	$1,922,917
Add: net advertising revenue (GAAP)	20,426	18,810	59,881	53,595
Add: other subscription-related revenue (GAAP)	60,095	58,168	176,569	174,341
Add: purchase price accounting adjustments	41	479	161	3,513
	$838,234	$738,294	$2,424,810	$2,154,366

Daily weighted average number of subscribers	23,008,693	21,107,540	22,519,544	20,688,641

ARPU	$12.14	$11.66	$11.96	$11.57

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

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Customer service and billing expenses (GAAP)	$77,768	$64,239	$212,635	$192,667
Less: share-based payment expense, net of purchase price accounting adjustments	(512)	(402)	(1,327)	(1,077)
Add: purchase price accounting adjustments	—	—	—	18
	77,256	63,837	211,308	191,608

Daily weighted average number of subscribers	23,008,693	21,107,540	22,519,544	20,688,641

Customer service and billing expenses, per average subscriber	$1.12	$1.01	$1.04	$1.03

Free cash flow - is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Cash Flow information
Net cash provided by operating activities	$219,809	$115,144	$513,532	$328,634
Net cash used in investing activities	(24,602)	(39,767)	(73,546)	(104,698)
Net cash used in financing activities	(507,267)	888	(657,706)	(206,035)
Free Cash Flow
Net cash provided by operating activities	$219,809	$115,144	$513,532	$328,634
Additions to property and equipment	(24,602)	(39,767)	(73,546)	(115,065)
Restricted and other investment activity	—	—	—	10,367
Free cash flow	$195,207	$75,377	$439,986	$223,936

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

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Subscriber acquisition costs (GAAP)	$112,418	$107,279	$348,014	$317,711
Less: margin from direct sales of radios and accessories (GAAP)	(11,468)	(9,616)	(31,882)	(28,498)
Add: purchase price accounting adjustments	21,712	20,620	69,328	64,086
	$122,662	$118,283	$385,460	$353,299

Gross subscriber additions	2,421,586	2,138,131	7,064,282	6,369,846

SAC, per gross subscriber addition	$51	$55	$55	$55

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As of September 30, 2012, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, and we also hold certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the objectives in our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
One Twelve, Inc. and Don Buchwald v. Sirius XM Radio Inc. In March 2011, One Twelve, Inc., Howard Stern's

production company, and Don Buchwald, Stern's agent, commenced an action against us in the Supreme Court of the State of New York, County of New York. The action alleged that, upon the Merger, we failed to honor our obligations under the performance-based compensation provisions of our prior agreement dated October 2004 with One Twelve and Buchwald, as agent; One Twelve and Buchwald each assert a claim of breach of contract. In April 2012, the Court granted our motion for summary judgment and dismissed with prejudice the suit. The Court found the agreement unambiguous. One Twelve and Buchwald have appealed this decision.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of November 2012.

SIRIUS XM RADIO INC.
By:	/s/ David J. Frear
David J. Frear
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
4.1
Indenture, dated as of August 13, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 14, 2012).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (ii) Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011; (iii) Unaudited Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2012; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements.

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