Form 10-K
period 2012-12-31
SIRIUS XM RADIO INC.
filed 2013-02-06
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________
COMMISSION FILE NUMBER 001-34295

SIRIUS XM RADIO INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1700207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1221 Avenue of the Americas, 36th Floor
New York, New York	10020
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 584-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	The Nasdaq Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2012 was $6,943,176,756. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
The number of shares of the registrant's common stock outstanding as of February 1, 2013 was 6,558,986,663.
DOCUMENTS INCORPORATED BY REFERENCE
Information included in our definitive proxy statement for our 2013 annual meeting of stockholders scheduled to be held on Tuesday, May 21 2013 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
2012 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    BUSINESS
We broadcast our music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus new features such as SiriusXM On Demand, over the Internet, including through applications for mobile devices.
As of December 31, 2012, we had 23,900,336 subscribers. Our subscribers include:

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
Our satellite radios are primarily distributed through automakers; retail locations nationwide; and through our website. We have agreements with every major automaker to offer satellite radios in their vehicles. Satellite radio services are also offered to customers of certain rental car companies.
As of January 17, 2013, Liberty Media Corporation beneficially owned, directly and indirectly, over 50% of the outstanding shares of our common stock. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries Atlanta National League Baseball Club, Inc. and TruePosition, Inc., its interests in Live Nation Entertainment, Barnes & Noble, and minority equity investments in Time Warner Inc. and Viacom.
Certain other important dates in our corporate history are listed below:

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

Programming
We offer a dynamic programming lineup of commercial-free music plus sports, entertainment, talk, news, traffic and weather. The channel line-ups for our services vary in certain respects and are available at siriusxm.com.
Our subscription packages allow most listeners to enhance our standard programming lineup. Our “XM Premier” package offers subscribers the Howard Stern channels, SiriusXM NFL Radio, SiriusXM NASCAR Radio, Playboy Radio, Sex Radio and play-by-play NFL games and college sports programming. Our “Sirius Premier” package offers subscribers Oprah Radio, Opie and Anthony, SiriusXM Public Radio, MLB Network Radio, SiriusXM NHL Network Radio, SiriusXM PGA TOUR Radio, SiriusXM Fantasy Sports Radio and select play-by-play of NBA and NHL games and college sports programming. Subscribers with a la carte-capable radios may customize the programming they receive through our a la carte subscription packages. We also offer family friendly, “mostly music” and “mostly sports, news and talk” packages.

We also offer an expanded channel lineup, including music, sports and comedy channels as well as SiriusXM Latino, a suite of Latin channels, online and over certain new radios. These channels were the first phase of SiriusXM 2.0, an upgrade and evolution of our satellite and Internet delivered service that spans hardware, software, audio, and data services.
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
All of our original music channels are broadcast commercial free. Certain of our music channels are programmed by third parties and air commercials. Our channels are produced, programmed and hosted by a team of experts in their fields, and each channel is operated as an individual radio station, with a distinct format and branding. We also provide special features, such as our Artist Confidential series which provides interviews and performances from some of the biggest names in music, a Town Hall series that includes a live audience and that has been expanded to include talk and sports, and an array of “pop up” channels featuring the music of particular artists.
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
We offer many exclusive talk channels and programs such as MLB Network Radio, SiriusXM NASCAR Radio, SiriusXM NFL Radio and Chris “Mad Dog” Russo's Mad Dog Unleashed on Mad Dog Radio, as well as two ESPN channels, ESPN Radio and ESPN Xtra. Simulcasts of select ESPN television shows, including SportsCenter, can be found on ESPN Xtra.
Talk and Entertainment Programming
We offer a multitude of talk and entertainment channels for a variety of audiences. Our diverse spectrum of talk programming is a significant differentiator from terrestrial radio and other audio entertainment providers.
Our talk radio offerings feature dozens of popular talk personalities, many creating radio shows that air exclusively on our services, including Howard Stern, Oprah Winfrey, Dr. Laura Schlessinger, Opie and Anthony, Bob Edwards, Senator Bill Bradley and doctors from the NYU Langone Medical Center.
Our comedy channels present a range of humor such as Jamie Foxx's The Foxxhole, Laugh USA, Blue Collar Comedy and Raw Dog Comedy. Other talk and entertainment channels include SiriusXM Book Radio, Kids Place Live and Radio Disney, as well as Cosmo Radio, OutQ, Road Dog Trucking and Playboy Radio.
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

In 2012, we launched SiriusXM On Demand. SiriusXM On Demand offers our Internet subscribers listening on our online media player and on smartphones the ability to choose their favorite episodes from a catalog of more than 300 shows and over 3,000 hours of content to listen to whenever they want. SiriusXM On Demand is offered to our Internet subscribers at no extra charge and offers selections from recent shows; selections from our vault of programming; updated content on a daily basis; regularly updated feature content; and easy navigation through the content. SiriusXM On Demand gives subscribers access to shows from sports, comedy, exclusive talk and entertainment, and commercial-free music from many genres such as:

The Howard Stern Show	Bob Dylan's Theme Time Radio Hour
Tom Petty's Buried Treasure	Jimmy Buffett concerts
The Opie & Anthony Show	The Jamie Foxx Show
Coach K	Dr. Laura
The Bob Edwards Show	Mad Dog Unleashed featuring Christopher "Mad Dog" Russo
Ripken Baseball	Rotten Tomatoes Radio
Subscribers also have access to curated selections from our archives, including our exclusive Artist Confidential series and Town Hall specials with Bruce Springsteen, Roger Waters, One Direction, Quentin Tarantino, Aerosmith, Tom Petty, Taylor Swift, Usher, John Travolta & Olivia Newton-John, Ringo Starr, Coldplay, Nirvana, Cardinal Timothy Dolan, Billy Crystal and Coach K.  In addition, subscribers get access to exclusive subscriber events, music specials and interviews from across our sports and talk channels.
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
Previously Owned Vehicles
We acquire an increasing number of subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. We have entered into agreements with many automakers to market subscriptions to purchasers and lessees of vehicles which include satellite radios sold through their certified pre-owned programs. In addition, we work directly with franchise and independent dealers on similar programs for non-certified vehicles.
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
Space Systems/Loral has constructed another satellite, FM-6, for use in our system. We expect to launch this satellite in mid-2013.
We use four of our orbiting satellites in the Sirius system. These satellites, FM-1, FM-2, FM-3 and FM-5, are of the Loral FS-1300 model series. Our FM-1, FM-2 and FM-3 satellites travel in a geosynchronous orbit. Our FM-5 satellite is deployed in a geostationary orbit. In 2012, we donated our FM-4, an obsolete spare ground satellite, to the Smithsonian Institution where it will be on display with the Space Shuttle.
We own five orbiting satellites for use in the XM system. All of these satellites operate in a geostationary orbit. Four of these satellites were manufactured by Boeing Satellite Systems International and one was manufactured by Space Systems/Loral.
Satellite Insurance. We hold in-orbit insurance for our FM-5 and XM-5 satellites which will expire in 2014 and 2015, respectively. These policies provide coverage for a total, constructive total or partial loss of the satellites that occurs during the first five in-orbit years. We also have negotiated launch and in-orbit insurance for our FM-6 satellite. This insurance provides coverage for a total, constructive total or partial loss of FM-6 that occurs from launch through the end of the first annual in-orbit period. The insurance does not cover the full cost of constructing, launching and insuring new satellites, nor will it protect us from the adverse effect on business operations due to the loss of a satellite. The policies contain standard commercial satellite insurance provisions, including coverage exclusions. We use launch and in-orbit insurance to mitigate the potential financial impact of satellite launch and in-orbit failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure.
Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception of satellite signals can be adversely affected. In many of these areas, we have deployed terrestrial repeaters to supplement satellite coverage. We operate approximately 700 terrestrial repeaters as part of our systems.
Other Satellite Facilities. We control and communicate with our satellites from facilities in North America and maintain earth stations in Panama and Ecuador to control and communicate with several of our Sirius satellites. Our satellites are monitored, tracked and controlled by a third party satellite operator.
Studios
Our programming originates principally from studios in New York City and Washington D.C., and, to a lesser extent, from smaller studio facilities in Cleveland, Los Angeles, Memphis, Nashville and Austin. Our New York City offices house our corporate headquarters. Both our New York City and Washington D.C. offices house facilities for programming origination, programming personnel and facilities to transmit programming.
Radios
We design, establish specifications for, source or specify parts and components for, and manage various aspects of the logistics and production of satellite and Internet radios. We do not manufacture radios. We have authorized manufacturers and distributors to produce and distribute radios, and have licensed our technology to various electronics manufacturers to develop, manufacture and distribute radios under certain brands. We purchase radios from independent manufacturers that are distributed through our website. To facilitate the sale of radios, we may subsidize a portion of the radio manufacturing costs to reduce the hardware price to consumers.
Radios are manufactured in four principal configurations - as in-dash radios, Dock & Play radios, home or commercial units and portable radios. We have introduced Edge, a Dock & Play radio capable of receiving our SiriusXM 2.0 expanded channel lineup, including SiriusXM Latino, and Lynx, a portable radio with SiriusXM 2.0 satellite and Internet radio capability and features. We have introduced an interoperable radio, MiRGE, which has a unified control interface allowing for easy switching between our two satellite radio networks. We also offer the XM SkyDock, which connects to an Apple iPhone and iPod touch and provides live XM satellite radio using the control capability of the iPhone or iPod touch.
Telematics
We have announced an agreement with Nissan North America to become the exclusive provider of a comprehensive suite of premium telematics services for Nissan branded vehicles. We are also exploring other opportunities in the telematics industry, including agreements with additional automakers to install our telematics service and the acquisition of businesses or technology that will complement or enhance our telematics service.
Our telematics service will integrate information and communications technology in vehicles and will include, among other services, 24/7 emergency support for accidents, stolen vehicle tracking and roadside assistance. We anticipate that subscribers will enjoy the simplicity of a consolidated bill for their audio entertainment and a central site to manage subscriptions.
Canada
We have an equity interest in the satellite radio services offered in Canada through Sirius XM Canada. We own approximately 38% of the equity of Sirius XM Canada.
Other Services
Commercial Accounts. Our programming is available for commercial establishments. Commercial subscription accounts are available through providers of in-store entertainment solutions and directly from us. Certain commercial subscribers are included in our subscriber count.
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
Travel Link. We offer Travel Link, a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings.
Real-Time Traffic Services. We offer services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems.
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

Competition
We face significant competition for both listeners and advertisers. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, we compete with numerous other providers of radio or other audio services. Some of our digital competitors are making in-roads into automobiles, where we are currently the prominent alternative to traditional AM/FM radio. Our existing and emerging competition includes:
Traditional AM/FM Radio
Our services compete with traditional AM/FM radio. Many traditional radio companies are substantial entities owning large numbers of radio stations or other media properties. The radio broadcasting industry is highly competitive.

Traditional AM/FM radio has a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by a subscription fee like satellite radio. Many radio stations offer information programming of a local nature, such as local news and sports. Traditional free AM/FM radio reduces the likelihood that customers would be willing to pay for our subscription services and, by offering free broadcasts, it may impose limits on what we can charge for our services. Some AM/FM radio stations have reduced the number of commercials per hour, expanded the range of music played on the air and experimented with new formats in order to lure customers away from satellite radio.
HD Radio
Many radio stations broadcast digital signals, which have clarity similar to our signals. These stations do not charge a subscription fee for their digital signals but do generally carry advertising. To the extent that traditional AM/FM radio stations adopt digital transmission technology and listeners adopt digital receivers, any competitive advantage that we enjoy over traditional radio because of our clearer digital signal is lessened. Traditional AM/FM broadcasters are also complementing their HD Radio efforts by aggressively pursuing Internet radio, wireless Internet-based distribution arrangements and data services. Several automakers install or plan to install HD Radio equipment as factory standard equipment in select models, including Cadillac, Mazda, Lexus, Ford, Volkswagen, BMW, Mercedes-Benz, Scion, Kia and Hyundai.
Internet Radio and Internet-Enabled Smartphones
Internet radio broadcasts often have no geographic limitations and provide listeners with radio programming from across the country and around the world. Major media companies and online-only providers, including Clear Channel, CBS and Pandora, make high fidelity digital streams available through the Internet for free or, in some cases, for a fraction of the cost of a satellite radio subscription. These services compete directly with our services, at home, in the automobile, and wherever audio entertainment is consumed.
Internet-enabled smartphones, most of which have the capability of interfacing with vehicles, can play recorded or cached content and access Internet radio via dedicated applications or browsers. These applications are often free to the user and offer music and talk content as long as the user is subscribed to a sufficiently large mobile data plan. Leading audio smartphone radio applications include Pandora, last.FM, Slacker, iheartradio and Stitcher. Certain of these applications also include advanced functionality, such as personalization, and allow the user to access large libraries of content and podcasts on demand.
Spotify has launched a music streaming service in the United States, which allows its users unlimited, on-demand access to a large library of song tracks, allowing the sharing of playlists with other listeners through the Facebook platform. Other similar services have launched Facebook integration, including MOG and Rdio. These services, which usually require a monthly subscription fee, are currently available on smartphones but may become integrated into connected cars in the future.
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

Advanced In-Dash Infotainment Systems
Nearly all automakers have deployed or are planning to deploy integrated multimedia systems in dash boards, such as Ford's SYNC, Toyota's Entune, and BMW/Mini's Connected. These systems can combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, smartphone applications and stored audio, with navigation and other advanced applications such as restaurant bookings, movie show times and financial information. Internet radio and other data are typically connected to the system via a bluetooth link to an Internet-enabled smartphone, and the entire system may be controlled by touchscreen or voice recognition. These systems enhance the attractiveness of our Internet-based competition by making such applications more prominent, easier to access, and safer to use in the car. Similar systems are also available in the aftermarket and sold through retailers.
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
Traffic News Services
A number of providers also compete with our traffic news services. Clear Channel and Tele Atlas partner to deliver nationwide traffic information for the top 50 markets to in-vehicle navigation systems using RDS/TMC, the radio broadcast standard technology for delivering traffic and travel information to drivers. The in-dash navigation market is also being threatened by increasingly capable smartphones that provide advanced navigation functionality, including live traffic. Android, Blackberry, and Apple iOS-based smartphones all include GPS mapping and navigation functionality, often with turn-by-turn navigation.
Government Regulation
As operators of a privately owned satellite system, we are regulated by the FCC under the Communications Act of 1934, principally with respect to:

•	the licensing of our satellite systems;

•	preventing interference with or to other users of radio frequencies; and

•	compliance with FCC rules established specifically for U.S. satellites and satellite radio services.
Any assignment or transfer of control of our FCC licenses must be approved by the FCC. The FCC's order approving the Merger requires us to comply with certain voluntary commitments we made as part of the FCC merger proceeding. We believe we comply with those commitments.
In 1997, we were the winning bidders for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services. Our FCC licenses for our Sirius satellites expire in 2017. Our FCC licenses for our XM satellites expire in 2013, 2014 and 2018. We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant a license for any replacement satellites.
In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected. In many of these areas, we have installed terrestrial repeaters to supplement our satellite signal coverage. The FCC has established rules governing terrestrial repeaters and has granted us a license to operate our repeater network.
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
In December 2012, the CRB issued its determination regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite digital audio radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period starting January 1, 2013 and ending on December 31, 2017. Under the terms of the CRB's decision, we will pay a royalty based on gross revenues, subject to certain exclusions, of 9.0% for 2013, 9.5% for 2014, 10.0% for 2015, 10.5% for 2016, and 11% for 2017. The rate for 2012 was 8.0%.

The revenue subject to royalty includes subscription revenue from our U.S. satellite digital audio radio subscribers and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. Exclusions from revenue subject to the statutory license fee include, among other things, revenue from channels, programming and products or other services offered for a separate charge where such channels make only incidental performances of sound recordings; revenue from equipment sales; revenue from current and future data services (including video services) offered for a separate charge; intellectual property royalties received by us; credit card, invoice and fulfillment service fees; and bad debt expense. The regulations also allow us to further reduce our monthly royalty fee in proportion to the percentage of our performances that feature pre-1972 recordings (which are not subject to federal copyright protection) as well as those that are licensed directly from the copyright holder, rather than through the statutory license.
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
Personnel
As of December 31, 2012, we had 1,596 full-time employees. In addition, we rely upon a number of part-time employees, consultants, other advisors and outsourced relationships. None of our employees are represented by a labor union, and we believe that our employee relations are good.
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
Executive Officers of the Registrant
Certain information regarding our executive officers is provided below:

Name	Age	Position
James E. Meyer	58	Chief Executive Officer
Scott A. Greenstein	53	President and Chief Content Officer
Dara F. Altman	54	Executive Vice President and Chief Administrative Officer
Stephen Cook	57	Executive Vice President, Sales and Automotive
Patrick L. Donnelly	51	Executive Vice President, General Counsel and Secretary
David J. Frear	56	Executive Vice President and Chief Financial Officer
Enrique Rodriguez	50	Executive Vice President, Operations and Products
James E. Meyer was appointed as our Chief Executive Officer in December 2012. From May 2004 to December 2012, Mr. Meyer was our President, Operations and Sales. Prior to May 2004, Mr. Meyer was President of Aegis Ventures Incorporated, a consulting firm that provides general management services. From December 2001 until 2002, Mr. Meyer served as special advisor to the Chairman of Thomson S.A., a leading consumer electronics company. From January 1997 until December 2001, Mr. Meyer served as the Senior Executive Vice President for Thomson as well as a member of the executive committee. From 1992 until 1996, Mr. Meyer served as Thomson's Senior Vice President of Product Management. Mr. Meyer is a director of ROVI Corporation.
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
Stephen Cook was appointed as our Executive Vice President, Sales and Automotive, in January 2013. Mr. Cook served as our Group Vice President and General Manager, Automotive Division, from July 2008 until January 2013. Mr. Cook served as Executive Vice President, Automotive, of XM from July 2006 to July 2008. He also served as XM's Executive Vice President, Sales and Marketing, from January 2002 until July 2006, and as XM's Senior Vice President, Sales and Marketing, from February 1999 until January 2002. Prior to joining XM, Mr. Cook was Chief Operating Officer for Conxus Communications. From 1990 to 1997, Mr. Cook held management positions with GTE's cellular operations. Prior to that time, Mr. Cook worked in brand management for Procter & Gamble.
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
Enrique Rodriguez was appointed as our Executive Vice President, Operations and Products, in January 2013. He served as our Group Vice President from October 2012 until January 2013. Mr. Rodriguez was the Senior Vice President and General Manager of Cisco System Inc.'s Service Provider Video Technology Group from May 2010 until December 2011. Mr. Rodriguez served as Corporate Vice President for the TV Division of Microsoft Corp. from June 2006 until April 2010. Prior to heading Microsoft's TV Division, Mr. Rodriguez served as Vice President of Xbox Partnerships for Microsoft. Before joining Microsoft in 2003, Rodriguez spent over 20 years at Thomson/RCA in a variety of engineering and executive roles.
Our former Chief Executive Officer, Mel Karmazin, terminated his employment with us in December 2012.

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
We face substantial competition from other providers of radio and other audio services. Our ability to retain and attract subscribers depends on our success in creating and providing popular or unique music, entertainment, news and sports programming. Our subscribers can obtain certain similar content for free through terrestrial radio stations or Internet radio services. Audio content delivered via the Internet, including through mobile devices, is increasingly competitive with our services. In addition, automakers and aftermarket manufacturers have introduced factory-installed radios capable of seamlessly accessing Internet-delivered audio entertainment and easily connecting to Internet-delivered content on smartphones. A summary of various services that compete with us is contained in the section entitled “Item 1. Business - Competition.”
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
A substantial portion of our new subscription growth has come from purchasers and lessees of new and previously owned automobiles. The sale and lease of vehicles with satellite radios is an important source of subscribers for our satellite radio service. We have agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period.
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
Space Systems/Loral has constructed a new satellite for the Sirius system that is expected to be launched during mid-2013. Satellite launches have significant risks, including launch failure, damage or destruction of the satellite during launch and failure to achieve a proper orbit or operate as planned. Our agreement with Space Systems/Loral does not protect us against the risks inherent in a satellite launch or in-orbit operations.
Our XM-1 and XM-2 satellites have experienced progressive degradation problems common to early Boeing 702 class satellites and now serve as in-orbit spares. Our XM-3, XM-4 and XM-5 in-orbit satellites have experienced circuit failures on their solar arrays which do not affect current operations. Additional circuit failures on the satellites could reduce the estimated lives of those satellites. We estimate that our XM-3, XM-4 and XM-5 satellites will meet their 15-year predicted depreciable lives, and that the XM-1 and XM-2 satellites' depreciable lives will end in 2013.
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
We maintain in-orbit insurance policies covering only our XM-5 and FM-5 satellites. These policies will expire in 2014 and 2015, respectively, and we may not renew these in-orbit insurance policies when they expire. Any insurance proceeds will not fully cover our losses in the event of a satellite failure or significant degradation in the service provided by such satellites. For example, the policies covering the insured satellites do not cover the full cost of constructing, launching and insuring new satellites, nor will they cover, and we do not have protection against, business interruption, loss of business or similar losses. Our insurance contains customary exclusions, material change and other conditions that could limit recovery under those policies. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, the policies are subject to limitations involving uninsured losses, large satellite performance deductibles and policy limits.

Our ability to attract and retain subscribers at a profitable level in the future is uncertain.
We spend substantial amounts on advertising and marketing and in transactions with automakers, retailers and others to obtain and attract subscribers. During 2012, we added approximately two million net subscribers to our services. Our ability to retain our subscribers, or increase the number of subscribers to our service, in any given period is subject to many factors, including:

•	the price of our service;

•	the health of the economy;

•	the production and sale of new vehicles in the United States;

•	our ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to our service;

•	the effectiveness of our marketing programs;

•	the entertainment value of our programming; and

•	actions by our competitors, such as terrestrial radio and other audio entertainment and information providers.
As part of our business, we experience, and expect to experience in the future, subscriber turnover (i.e., churn). If we are unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, our financial performance and operating results could be adversely affected. We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a prepaid promotional subscription to our satellite radio service. During 2012, we converted 45% of the customers who received a promotional subscription as part of the purchase or lease of a new vehicle to a self-paying subscription. Over the same period, we have experienced churn of our self-pay subscribers of 1.9% per month.
Average monthly revenue per subscriber, which we refer to as ARPU, is another key metric we use to analyze our business. Over the past several years, we have focused substantial attention and efforts on balancing ARPU and subscriber additions. Our ability to increase or maintain ARPU over time is uncertain and depends upon various factors, including:

•	the value consumers perceive in our service;

•	our ability to add and retain compelling programming;

•	the increasing competition we experience from terrestrial and Internet radio and other entertainment providers; and

•	pricing and other offers we may make to attract new subscribers and retain existing subscribers.
If we are unable to consistently attract new subscribers, and retain our current subscribers, at a sufficient level of revenue to be profitable, the value of our common stock could decline, and without sufficient cash flow we may not be able to make the required payments on our indebtedness and could ultimately default on our commitments.
Royalties for music rights have increased and may continue to do so in the future.
We must maintain music programming royalty arrangements with, and pay license fees to, BMI, ASCAP and SESAC. These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. We have agreements with ASCAP, BMI and SESAC through 2016. There can be no assurance that the royalties we pay to ASCAP, SESAC and BMI will not increase upon expiration of these arrangements.
Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we pay royalties to copyright owners of sound recordings. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB. Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings.
New royalty rates for our use of sound recordings during the five-year period beginning in January 2013 were announced by the CRB in December 2012. Under the terms of the CRB's decision, we will pay a royalty based on gross revenues, subject to certain exclusions, of 9.0% for 2013, 9.5% for 2014, 10.0% for 2015, 10.5% for 2016, and 11% for 2017. The rate for 2012 was 8.0%.

Our business could be adversely affected if we fail to attract and retain qualified executive officers.
Our former Chief Executive Officer terminated his employment with us in December 2012. A committee of our board of directors is currently conducting a search for a permanent successor to our former Chief Executive Officer. In addition, the employment agreement with our current Chief Executive Officer, who is serving on an interim basis, expires at the end of October 2013, and he has negotiated a right to retire prior to the expiration of his employment agreement. We face intense competition for executive talent from a variety of sources, including from competing entertainment providers, and we might not be able to find a replacement on a timely basis or with the same level of skill and experience. Our continued success is dependent, in part, upon our ability to attract and retain superior executive officers. Similarly, our business and the value of our common stock could be adversely affected if we are unable to attract and retain qualified executive personnel, including a permanent Chief Executive Officer.
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
Failure of third parties to perform could adversely affect our business.
Our business depends, in part, on various third parties, including:

•	manufacturers that build and distribute satellite radios;

•	companies that manufacture and sell integrated circuits for satellite radios;

•	programming providers and on-air talent;

•	retailers that market and sell satellite radios and promote subscriptions to our services; and

•	vendors that have designed or built and vendors that support or operate important elements of our systems.
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
A Multistate Working Group of 31 State Attorneys General, led by the Attorney General of the State of Ohio, is investigating certain of our consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers. Separate investigations into our consumer practices are being conducted by the Attorneys General of the State of Florida and New York.
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
Other existing or future government laws and regulations could harm our business.
We are subject to many other federal, state and local laws. These laws and regulations cover issues such as user privacy, behavioral advertising, automatic renewal of agreements, pricing, fraud, electronic waste, mobile and electronic device communications, quality of products and services, taxation, advertising, intellectual property rights and information security. The expansion of these laws, both in terms of their number and their applicability, could harm our business. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain “conflict minerals” or abusive labor practices in portions of our supply chain, could increase the cost of doing business, adversely affecting our results of operations.
Interruption or failure of our information technology and communications systems could negatively impact our results and our brand.
We operate a complex and growing business. We offer a wide variety of subscription packages at different price points. Our business is dependent on the operation and availability of our information technology and communication systems and those of certain third party service providers. Any degradation in the quality, or any failure, of our systems could reduce our revenues, cause us to lose customers and damage our brand. Although we have implemented practices designed to maintain the availability of our information technology systems and mitigate the harm of any unplanned interruptions, we do not have complete redundancy for all of our information technology systems, and our disaster recovery planning cannot anticipate all eventualities. We occasionally experience unplanned outages or technical difficulties. We could also experience loss of data or processing capabilities, which could cause us to lose customers and could materially harm our reputation and our operating results.
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
Our indebtedness could adversely affect our operations and could limit our ability to react to changes in the economy or our industry.
As of December 31, 2012, we had an aggregate principal amount of approximately $2.5 billion of indebtedness. We also have entered into a senior secured revolving credit facility with a syndicate of financial institutions for $1.25 billion, which had not been drawn upon as of December 31, 2012. Our indebtedness has important consequences. For example, it:

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
The instruments governing our indebtedness contain covenants that, among other things, place certain limitations on our ability to incur more debt, exceed a specified leverage ratio, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. Failure to comply with the covenants associated with our indebtedness could result in an event of default, which, if not cured or waived, could cause us to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for our business or assets.
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

Our principal stockholder has significant influence over our management and over actions requiring stockholder approval and its interests may differ from the interests of other holders of common stock.
As of January 17, 2013, Liberty Media Corporation beneficially owned approximately 50.21% of our common stock. Five current Liberty Media executives are members of our board of directors, and Liberty Media has designated an additional three members of our board of directors.
As a result, Liberty Media has the ability to control our affairs, policies and operations, such as the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with the interests of other stockholders. In addition, Liberty Media will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive our stockholder's of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We are a "controlled company" within the meaning of the NASDAQ listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.
We are considered a "controlled company" for the purposes of the NASDAQ Stock Market listing rules. As such, we have elected not to comply with certain NASDAQ corporate governance requirements that a majority of the board of directors consist of independent directors and that we have independent director oversight over director nominations. As a result, we do not have a majority of independent directors, and our compensation committee and nominating and corporate governance committee may not consist entirely of independent directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Below is a list of the principal properties that we own or lease:

Location	Purpose	Own/Lease
New York, NY	Corporate headquarters and studio/production facilities	Lease
New York, NY	Office facilities	Lease
Washington, DC	Office and studio/production facilities	Own
Washington, DC	Office facilities and data center	Own
Lawrenceville, NJ	Office and technical/engineering facilities	Lease
Deerfield Beach, FL	Office and technical/engineering facilities	Lease
Farmington Hills, MI	Office and technical/engineering facilities	Lease
Nashville, TN	Studio/production facilities	Lease
Vernon, NJ	Technical/engineering facilities	Own
Ellenwood, GA	Technical/engineering facilities	Lease
Los Angeles, CA	Studio/production facilities	Lease
We also own or lease other small facilities that we use as offices for our advertising sales personnel, studios and warehouse and maintenance space. These facilities are not material to our business or operations. We also lease properties in Panama and Ecuador that we use as earth stations to command and control satellites.
In addition, we lease or license space at approximately 650 locations for use in connection with the terrestrial repeater networks that support our satellite radio services. In general, these leases and licenses are for space on building rooftops and communications towers. None of these individual arrangements are material to our business or operations.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below. These claims are at various stages of arbitration or adjudication.
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
Other Matters. In the ordinary course of business, we are a defendant in various other lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these other actions are, in our opinion, likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIRI.” The following table sets forth the high and low sales price for our common stock, as reported by NASDAQ, for the periods indicated below:

	High	Low
Year Ended December 31, 2011
First Quarter	$1.88	$1.49
Second Quarter	$2.44	$1.62
Third Quarter	$2.35	$1.44
Fourth Quarter	$1.92	$1.27
Year Ended December 31, 2012
First Quarter	$2.36	$1.80
Second Quarter	$2.41	$1.78
Third Quarter	$2.64	$1.84
Fourth Quarter	$3.01	$2.55
Holders of Common Stock
On February 1, 2013, the closing sales price of our common stock on the NASDAQ Global Select Market was $3.23 per share. On February 1, 2013, there were approximately 11,290 record holders of our common stock.

2012 Dividend
On December 28, 2012, we paid a special cash dividend of $0.05 per share of common stock. This was the first cash dividend paid to our stockholders. Our Series B-1 Preferred Stock held by Liberty Radio, LLC, a wholly-owned subsidiary of Liberty Media Corporation, participated in this cash dividend on an as-converted basis in accordance with its terms. The total amount of this dividend was approximately $327 million.
The dividend reflects the board's desire to return value to stockholders and its confidence in the long-term growth prospects of our business. We currently do not intend to declare recurring dividends on our common stock. Our board of directors has not made any determination whether similar special cash dividends will be paid in the future.
Our ability to pay dividends on our common stock is currently limited by covenants under our debt agreements. We retain sufficient capital capacity to continue making long-term investments in our programming, research and development initiatives and overall operations as well as pursue strategic opportunities which may arise. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.
Stock Repurchase Program
In December 2012, we announced that our board of directors had approved a $2 billion common stock repurchase program, which we will begin utilizing in 2013. Shares of common stock may be purchased from time to time on the open market or in privately negotiated transactions.

COMPARISON OF CUMULATIVE TOTAL RETURNS

Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor's Composite-500 Stock Index, or the S&P 500, and the NASDAQ Telecommunications Index from December 31, 2007 to December 31, 2012. The graph assumes that $100 was invested on December 31, 2007 in each of our common stock, the S&P 500 and the NASDAQ Telecommunications Index. Dividends were declared in 2012 only.

120
100
80
60
40
20
0
Dollars
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Period Ending
Nasdaq Telecommunications Index
S&P 500 Index
Sirius XM Radio Inc.

Stockholder Return Performance Table

	NASDAQ Telecommunications Index	S&P 500 Index	Sirius XM Radio Inc.
December 31, 2007	$100.00	$100.00	$100.00
December 31, 2008	$57.02	$61.51	$3.96
December 31, 2009	$84.52	$75.94	$19.80
December 31, 2010	$87.84	$85.65	$53.80
December 31, 2011	$76.75	$85.65	$60.07
December 31, 2012	$78.29	$97.13	$95.38

Equity Compensation Plan Information

(shares in thousands)	Column (a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Column (b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Column (c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	292,967	$1.96	143,243
Equity compensation plans not approved by security holders	—	—	—
Total	292,967	$1.96	143,243

ITEM  6. SELECTED FINANCIAL DATA
Our selected financial data set forth below with respect to the consolidated statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010, and with respect to the consolidated balance sheets at December 31, 2012 and 2011, are derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Our selected financial data set forth below with respect to the consolidated statements of comprehensive income for the years ended December 31, 2009 and 2008, and with respect to the consolidated balance sheets at December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2012	2011	2010	2009 (1)	2008 (1) (2)
(in thousands, except per share data)
Statements of Comprehensive Income Data:
Total revenue	$3,402,040	$3,014,524	$2,816,992	$2,472,638	$1,663,992
Net income (loss)	$3,472,702	$426,961	$43,055	$(538,226)	$(5,316,910)
Net income (loss) per share – basic (3)	$0.55	$0.07	$0.01	$(0.15)	$(2.45)
Net income (loss) per share – diluted	$0.51	$0.07	$0.01	$(0.15)	$(2.45)
Weighted average common shares outstanding – basic	4,209,073	3,744,606	3,693,259	3,585,864	2,169,489
Weighted average common shares outstanding – diluted	6,873,786	6,500,822	6,391,071	3,585,864	2,169,489
Cash dividends per share (4)	$0.05	$—	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$520,945	$773,990	$586,691	$383,489	$380,446
Restricted investments	$3,999	$3,973	$3,396	$3,400	$141,250
Total assets	$9,054,843	$7,495,996	$7,383,086	$7,322,206	$7,527,075
Long-term debt, net of current portion	$2,430,986	$3,012,351	$3,021,763	$3,063,281	$2,820,781
Stockholders' equity	$4,039,565	$704,145	$207,636	$95,522	$75,875
——————

(1)	The 2009 and 2008 results and balances reflect the adoption of ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.

(2)	The 2008 results and balances reflect the results and balances of XM Satellite Radio Holdings Inc. from the date of the Merger and a $4,766,190 goodwill impairment charge.

(3)
The net income (loss) per share-basic calculations were corrected for an immaterial error for the years ended December 31, 2011 and 2010. See Notes 3 and 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

(4)	A special cash dividend was paid during 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Item 1A - Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements.”

(All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated)

Executive Summary

We broadcast our music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive our music and other channels, plus new features such as SiriusXM On Demand, over the Internet, including through applications for mobile devices.

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

As of December 31, 2012, we had 23,900,336 subscribers of which 19,570,274 were self-pay subscribers and 4,330,062 were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet programs; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, data and Backseat TV services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscription plans, as well as discounts for multiple subscriptions on each platform. We also derive revenue from other subscription-related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our Internet radio, Backseat TV, data, traffic, and weather services.

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

As of January 17, 2013, Liberty Media Corporation beneficially owned, directly and indirectly, over 50% of the outstanding shares of our common stock. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries Atlanta National League Baseball Club, Inc. and TruePosition, Inc., its interests in Live Nation Entertainment, Barnes & Noble, and minority equity investments in Time Warner Inc. and Viacom.

We also have an equity interest in Sirius XM Canada which offers satellite radio services in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count.

Results of Operations

Set forth below are our results of operations for the year ended December 31, 2012 compared with the year ended December 31, 2011 and the year ended December 31, 2011 compared with the year ended December 31, 2010.

	For the Years Ended December 31,			2012 vs 2011 Change		2011 vs 2010 Change
	2012	2011	2010	Amount	%	Amount	%
Revenue:
Subscriber revenue	$2,962,665	$2,595,414	$2,414,174	$367,251	14%	$181,240	8%
Advertising revenue, net of agency fees	82,320	73,672	64,517	8,648	12%	9,155	14%
Equipment revenue	73,456	71,051	71,355	2,405	3%	(304)	—%
Other revenue	283,599	274,387	266,946	9,212	3%	7,441	3%
Total revenue	3,402,040	3,014,524	2,816,992	387,516	13%	197,532	7%
Operating expenses:
Cost of services:
Revenue share and royalties	551,012	471,149	435,410	79,863	17%	35,739	8%
Programming and content	278,997	281,234	305,914	(2,237)	(1)%	(24,680)	(8)%
Customer service and billing	294,980	259,719	241,680	35,261	14%	18,039	7%
Satellite and transmission	72,615	75,902	80,947	(3,287)	(4)%	(5,045)	(6)%
Cost of equipment	31,766	33,095	35,281	(1,329)	(4)%	(2,186)	(6)%
Subscriber acquisition costs	474,697	434,482	413,041	40,215	9%	21,441	5%
Sales and marketing	248,905	222,773	215,454	26,132	12%	7,319	3%
Engineering, design and development	48,843	53,435	45,390	(4,592)	(9)%	8,045	18%
General and administrative	261,905	238,738	240,970	23,167	10%	(2,232)	(1)%
Depreciation and amortization	266,295	267,880	273,691	(1,585)	(1)%	(5,811)	(2)%
Restructuring, impairments and related costs	—	—	63,800	—	nm	(63,800)	nm
Total operating expenses	2,530,015	2,338,407	2,351,578	191,608	8%	(13,171)	(1)%
Income from operations	872,025	676,117	465,414	195,908	29%	210,703	45%
Other income (expense):
Interest expense, net of amounts capitalized	(265,321)	(304,938)	(295,643)	39,617	13%	(9,295)	(3)%
Loss on extinguishment of debt and credit facilities, net	(132,726)	(7,206)	(120,120)	(125,520)	nm	112,914	94%
Interest and investment income (loss)	716	73,970	(5,375)	(73,254)	(99)%	79,345	nm
Other (loss) income	(226)	3,252	3,399	(3,478)	(107)%	(147)	(4)%
Total other expense	(397,557)	(234,922)	(417,739)	(162,635)	(69)%	182,817	44%
Income before income taxes	474,468	441,195	47,675	33,273	8%	393,520	825%
Income tax benefit (expense)	2,998,234	(14,234)	(4,620)	3,012,468	nm	(9,614)	(208)%
Net income	$3,472,702	$426,961	$43,055	$3,045,741	713%	$383,906	892%
nm - not meaningful

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, subscriber revenue was $2,962,665 and $2,595,414, respectively, an increase of 14%, or $367,251. The increase was primarily attributable to a 9% increase in daily weighted average number of subscribers, the increase in certain of our subscription rates beginning in January 2012, and an increase in subscriptions to premium services, including Premier packages, data services and Internet streaming. The increase was partially offset by subscription discounts offered through customer acquisition and retention programs.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, subscriber revenue was $2,595,414 and $2,414,174, respectively, an increase of 8%, or $181,240. The increase was primarily attributable to an increase of 8% in daily weighted average number of subscribers and an increase in subscriptions to premium services, including Premier packages, data services and Internet subscriptions, partially offset by the impact of subscription discounts offered through customer acquisition and retention programs.

We expect subscriber revenues to grow based on the growth of our subscriber base, promotions, plan mix, subscription prices and identification of additional revenue streams from subscribers.

Advertising Revenue includes the sale of advertising on certain non-music channels, net of agency fees. Agency fees are based on a contractual percentage of the gross advertising revenue.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, advertising revenue was $82,320 and $73,672, respectively, an increase of 12%, or $8,648. The increase was primarily due to a greater number of advertising spots sold and broadcast, as well as increases in rates charged per spot.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, advertising revenue was $73,672 and $64,517, respectively, an increase of 14%, or $9,155. The increase was primarily due to a greater number of advertising spots sold and broadcast, as well as increases in rates charged per spot.

We expect our advertising revenue to grow as advertisers are attracted to our platform by the increase in our subscriber base.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, equipment revenue was $73,456 and $71,051, respectively, an increase of 3%, or $2,405. The increase was driven by royalties from higher OEM production, offset by lower direct to consumer sales.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, equipment revenue was $71,051 and $71,355, respectively, a decrease of $304. The decrease was driven by a reduction in aftermarket hardware subsidies earned, partially offset by increased royalties from higher OEM production.

We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our aftermarket and direct to consumer business.

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, other revenue was $283,599 and $274,387, respectively, an increase of 3%, or $9,212. The increase was driven by revenues from the U.S. Music Royalty Fee as the number of subscribers increased, and higher royalty revenue from Sirius XM Canada.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, other revenue was $274,387 and $266,946, respectively, an increase of 3%, or $7,441. The increase was primarily due to higher royalty revenue from Sirius XM Canada. While the number of subscribers subject to the U.S. Music Royalty Fee increased, that increase was offset by a reduction in December 2010 in the rate charged on primary subscriptions.

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

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, revenue share and royalties were $551,012 and $471,149, respectively, an increase of 17%, or $79,863, and increased as a percentage of total revenue. The increase was primarily attributable to greater revenues subject to royalty and/or revenue sharing arrangements and a 7% increase in the statutory royalty rate for the performance of sound recordings, partially offset by an increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

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

We expect our revenue share and royalty costs to increase as our revenues grow. Under the terms of the Copyright Royalty Board's decision, we paid royalties of 8.0% and 7.5% of gross revenues, subject to certain exclusions, for the years ended December 31, 2012, and 2011, respectively, and will pay 9.0% in 2013. The deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger are expected to provide increasing benefits to revenue share and royalties through the expiration of the acquired executory contracts in 2013.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, purchase advertising on media properties owned or controlled by the licensor, which is allocated to sales and marketing, and pay other guaranteed amounts.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, programming and content expenses were $278,997 and $281,234, respectively, a decrease of 1%, or $2,237, and decreased as a percentage of total revenue. The decrease was primarily due to savings in content agreements, partially offset by increases in personnel costs and reductions in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, programming and content expenses were $281,234 and $305,914, respectively, a decrease of 8%, or $24,680, and decreased as a percentage of total revenue. The decrease was primarily due to savings in content agreements and production costs, partially offset by increases in personnel costs and an $8,394 reduction in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts.

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

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, customer service and billing expenses were $294,980 and $259,719, respectively, an increase of 14%, or $35,261, but remained flat as a percentage of total revenue. The increase was primarily due to longer average handle time per call and higher subscriber volume driving increased subscriber contacts and higher technology costs.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, customer service and billing expenses were $259,719 and $241,680, respectively, an increase of 7%, or $18,039, but remained flat as a percentage of total revenue. The increase was primarily attributable to an 8% increase in daily weighted average number of subscribers which drove higher call volume, billing and collection costs, transaction fees, as well as increased handle time per call and personnel costs. This increase was partially offset by lower agent rates, fewer contacts per subscriber and lower general operating costs.

We expect our customer service and billing expenses to increase as our subscriber base grows.

Satellite and Transmission consists of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control systems; terrestrial repeater networks; satellite uplink facilities; broadcast studios; and delivery of our Internet streaming service.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, satellite and transmission expenses were $72,615 and $75,902, respectively, a decrease of 4%, or $3,287, and decreased as a percentage of total revenue. The decrease was primarily due to a reduction of satellite in-orbit insurance expense as we elected not to renew insurance policies on certain older satellites.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, satellite and transmission expenses were $75,902 and $80,947, respectively, a decrease of 6%, or $5,045, and decreased as a percentage of total revenue. The decrease was due to savings in repeater expenses from network optimization along with favorable lease renewals, a reduction of satellite in-orbit insurance expense, and a transition to more cost-effective approaches to satellite and broadcast operations.

We expect overall satellite and transmission expenses to increase as we enhance our Internet-based service and add functionality, launch our FM-6 satellite and incur in-orbit insurance costs, and extend our terrestrial repeater network.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, cost of equipment was $31,766 and $33,095, respectively, a decrease of 4%, or $1,329, and decreased as a percentage of equipment revenue. The decrease was primarily due to lower direct to consumer sales, partially offset by higher inventory reserves.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, cost of equipment was $33,095 and $35,281, respectively, a decrease of 6%, or $2,186, and decreased as a percentage of equipment revenue. The decrease was primarily due to lower volume of direct to consumer sales.

We expect cost of equipment to vary with changes in sales, supply chain management and inventory valuations.

Subscriber Acquisition Costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to automakers as incentives to purchase, install and activate satellite radios; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in our OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. Subscriber acquisition costs do not include advertising, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, subscriber acquisition costs were $474,697 and $434,482, respectively, an increase of 9%, or $40,215, and decreased as a percentage of total revenue. The increase was primarily a result of higher subsidies related to increased OEM installations occurring in advance of acquiring the subscriber, partially offset by improved OEM subsidy rates per vehicle and increases in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.

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

Sales and Marketing includes costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer acquisition and retention, and personnel. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities performed on our behalf. Customer acquisition and retention costs include expenses related to direct mail, outbound telemarketing and email.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, sales and marketing expenses were $248,905 and $222,773, respectively, an increase of 12%, or $26,132, and remained flat as a percentage of total revenue. The increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, and higher OEM cooperative marketing.

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

We anticipate that sales and marketing expenses will increase as we launch seasonal advertising and promotional initiatives to attract new subscribers, and launch and expand programs to retain our existing subscribers and win-back former subscribers. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired sales and marketing contracts will continue to decline, in absolute amount and as a percentage of reported sales and marketing costs, through 2013.

Engineering, Design and Development includes costs to develop chip sets and new products and services, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, engineering, design and development expenses were $48,843 and $53,435, respectively, a decrease of 9%, or $4,592, and decreased as a percentage of total revenue. The decrease was driven primarily by a reversal of certain non-recurring engineering charges, partially offset by higher product development costs, costs related to the development of enhanced subscriber features and functionality for our service and higher personnel costs.

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

General and Administrative includes executive management, rent and occupancy, finance, legal, human resources, information technology, and insurance costs.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, general and administrative expenses were $261,905 and $238,738, respectively, an increase of 10%, or $23,167, but remained flat as a percentage of total revenue. The increase was primarily due to higher personnel costs, including share-based payment expenses, office rent expenses and professional fees, partially offset by lower litigation settlement charges.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, general and administrative expenses were $238,738 and $240,970, respectively, a decrease of 1%, or $2,232, and decreased as a percentage of total revenue. The decrease was primarily due to lower share-based payment expense, as well as lower general operating expenses, including rent, insurance and information technology costs.

We expect our general and administrative expenses to increase in future periods as a result of, among other things, enhanced information technology and personnel costs to support the growth of our business.

Depreciation and Amortization represents the systematic recognition in earnings of the acquisition cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, depreciation and amortization expense was $266,295 and $267,880, respectively, a decrease of 1%, or $1,585, and decreased as a percentage of total revenue. The decrease was driven by reductions in the amortization of subscriber relationships and depreciation recognized on assets placed in-service as certain assets reached the end of their estimated service lives.

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

We expect depreciation expense to increase in future periods as we launch our FM-6 satellite, which will be partially offset by reduced amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives, principally through 2017.
Restructuring, Impairments and Related Costs represents charges related to the reorganization of our staff and restructuring of contracts, as well as charges related to the impairment of assets when those costs are deemed to provide no future benefit.

•	2012 vs. 2011: In 2012 and 2011, we did not record any restructuring, impairments and related costs.

•
2011 vs. 2010: For the year ended December 31, 2010, restructuring, impairments and related costs were $63,800 primarily due to the impairment of our FM-4 satellite as a result of the launch of our XM-5 satellite in 2010 and contract terminations.

Other Income (Expense)

  Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and related launch vehicles.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, interest expense was $265,321 and $304,938, respectively, a decrease of 13%, or $39,617. The decrease was primarily due to a lower average outstanding debt balance and a mix of outstanding debt with lower interest rates.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, interest expense was $304,938 and $295,643, respectively, an increase of 3%, or $9,295. The increase was primarily due to lower capitalized interest related to the construction of our satellites and related launch vehicles, partially offset by outstanding debt with lower interest rates.

We expect interest expense to decrease in future periods due to debt retirements at maturity, redemptions and repurchases in 2012. The decrease will be partially offset by a decrease in capitalized interest following the launch of our FM-6 satellite.

Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.

•
2012 vs. 2011: For the year ended December 31, 2012, loss on extinguishment of debt and credit facilities, net, was $132,726. The loss was recorded on the repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015. During the year ended December 31, 2011, a $7,206 loss was recorded on the repayment of our 11.25% Senior Secured Notes due 2013 and our 3.25% Convertible Notes due 2011.

•
2011 vs. 2010: For the year ended December 31, 2011, loss on extinguishment of debt and credit facilities, net, was $7,206. During the year ended December 31, 2010, a $120,120 loss was recorded on the repayment of our Senior Secured Term Loan due 2012 and 9.625% Senior Notes due 2013 and XM's 10% Senior PIK Secured Notes due 2011 and 9.75% Senior Notes due 2014, as well as the partial repayment of XM's 11.25% Senior Secured Notes due 2013 and our 3.25% Convertible Notes due 2011.

Interest and Investment Income (Loss) includes realized gains and losses, dividends, interest income, our share of Sirius Canada’s and XM Canada’s pre-Merger net losses, and our share of the income (loss) of Sirius XM Canada.

•
2012 vs. 2011: For the year ended December 31, 2012, interest and investment income was $716 compared to $73,970 in 2011. The interest and investment income for 2012 was primarily due to interest on our investments and our share of Sirius XM Canada's net income, partially offset by the amortization expense related to our equity method intangible assets. The interest and investment income for 2011 was primarily due to income from our interests in Sirius XM Canada due to the realized net gain from the Canada Merger in the second quarter of 2011.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, interest and investment income (loss) was $73,970 and $(5,375), respectively, an increase of $79,345. The increase was attributable to a net gain realized as a result of the Canada Merger. This transaction resulted in the recognition of a $75,768 gain recorded in interest and investment income. The gain was partially offset by our share of net losses at our Canadian affiliate.

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

•
2012 vs. 2011: For the year ended December 31, 2012, income tax benefit was $2,998,234 compared to income tax expense of $(14,234) for 2011. For the year ended December 31, 2012, we released $3,195,651 of valuation allowance due to the cumulative positive evidence that it is more likely than not that our deferred tax assets will be realized.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, income tax expense was $14,234 and $4,620, respectively, an increase of 208%, or $9,614, primarily due to an increase in the applicable state effective tax rates, foreign withholding taxes on royalty income and the state tax impact of the suspension of NOL use in California and Illinois.

As of December 31, 2012, the deferred tax asset valuation allowance of $9,835 relates to deferred tax assets that are not likely to be realized due to certain state NOL limitations.

Subscriber Data
The following table contains subscriber data for the years ended December 31, 2012, 2011 and 2010, respectively:

	Unaudited
	For the Years Ended December 31,
	2012	2011	2010
Beginning subscribers	21,892,824	20,190,964	18,772,758
Gross subscriber additions	9,617,771	8,696,020	7,768,827
Deactivated subscribers	(7,610,259)	(6,994,160)	(6,350,621)
Net additions	2,007,512	1,701,860	1,418,206
Ending subscribers	23,900,336	21,892,824	20,190,964
Self-pay	19,570,274	17,908,742	16,686,799
Paid promotional	4,330,062	3,984,082	3,504,165
Ending subscribers	23,900,336	21,892,824	20,190,964
Self-pay	1,661,532	1,221,943	982,867
Paid promotional	345,980	479,917	435,339
Net additions	2,007,512	1,701,860	1,418,206
Daily weighted average number of subscribers	22,794,170	20,903,908	19,385,055
Average self-pay monthly churn	1.9%	1.9%	1.9%
New vehicle consumer conversion rate	45%	45%	46%
Note: See pages 39 through 45 for glossary.

Subscribers. At December 31, 2012, we had 23,900,336 subscribers, an increase of 2,007,512 subscribers, or 9%, from the 21,892,824 subscribers as of December 31, 2011.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, net additions were 2,007,512 and 1,701,860, respectively, an increase of 18%, or 305,652. The improvement was due to the increase in gross subscriber additions, primarily resulting from higher new vehicle shipments and light vehicle sales, as well as an increase in the number of conversions from unpaid promotional trials and returning subscriber activations, including consumers in previously owned vehicles. This increase in gross additions was partially offset by an increase in deactivations. The increase in deactivations was primarily due to paid promotional trial deactivations stemming from the growth of paid trials and increased self-pay deactivations from our larger subscriber base.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, net additions were 1,701,860 and 1,418,206, respectively, an increase in net additions of 20%, or 283,654. The improvement was due to the 12% increase in gross subscriber additions, primarily resulting from an increase in U.S. light vehicle sales, new vehicle penetration, and returning subscriber activations including previously owned car acquisitions. This increase in gross additions was partially offset by the 10% increase in deactivations, which was primarily due to an increase in paid promotional trial volume along with growth in our subscriber base.

Average Self-pay Monthly Churn for the year is derived from the average of the quarterly average self-pay monthly churn during the year. Average self-pay monthly churn for a quarter is derived by dividing the monthly average of self-pay deactivations for a quarter by the average self-pay subscriber balance for a quarter. (See accompanying glossary on pages 39 through 45 for more details.)

•	2012 vs. 2011: For the years ended December 31, 2012 and 2011, our average self-pay monthly churn rate was 1.9%.

•	2011 vs. 2010: For the years ended December 31, 2011 and 2010, our average self-pay monthly churn rate was 1.9%.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 39 through 45 for more details).

•	2012 vs. 2011: For the years ended December 31, 2012 and 2011, the new vehicle consumer conversion rate was 45%.

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

Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant historical and current investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We believe free cash flow is an indicator of the long-term financial stability of our business. Free cash flow, which is reconciled to “Net cash provided by operating activities”, is a non-GAAP financial measure. This measure can be calculated by deducting amounts under the captions "Additions to property and equipment" and deducting or adding Restricted and other investment activity from "Net cash provided by operating activities" from the consolidated statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies. Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current and projected cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies.

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

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. Please refer to the glossary (pages 39 through 45) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.

The following table contains our key operating metrics based on our adjusted results of operations for the years ended December 31, 2012, 2011 and 2010, respectively:

	Unaudited Adjusted
	For the Years Ended December 31,
(in thousands, except for per subscriber amounts)	2012	2011	2010
ARPU	$12.00	$11.58	$11.73
SAC, per gross subscriber addition	$54	$55	$59
Customer service and billing expenses, per average subscriber	$1.07	$1.03	$1.03
Free cash flow	$709,446	$415,742	$210,481
Adjusted EBITDA	$920,343	$731,018	$626,288

Note: See pages 39 through 45 for glossary.

ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying glossary on pages 39 through 45 for more details.)

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, ARPU was $12.00 and $11.58, respectively. The increase was driven primarily by the increase in certain of our subscription rates beginning in January 2012, and an increase in subscriptions to premium services, partially offset by subscription discounts offered through customer acquisition and retention programs and a decrease in the contribution from the U.S. Music Royalty Fee.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, ARPU was $11.58 and $11.73, respectively. The decrease was driven primarily by an increase in subscription discounts offered through customer acquisition and retention programs and a decrease in the contribution from the U.S. Music Royalty Fee, partially offset by an increase in subscriptions to our premium services, including Premier packages, data services and Internet subscriptions.

SAC, Per Gross Subscriber Addition, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (See accompanying glossary on pages 39 through 45 for more details.)

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, SAC, per gross subscriber addition, was $54 and $55, respectively. The decrease was primarily due to improved OEM subsidy rates per vehicle, partially offset by higher subsidies related to increased OEM installations occurring in advance of acquiring the subscriber.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, SAC, per gross subscriber addition, was $55 and $59, respectively. The decrease was primarily due to lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from radio manufacturers.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying glossary on pages 39 through 45 for more details.)

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, customer service and billing expenses, per average subscriber, were $1.07 and $1.03, respectively. The increase was primarily due to longer average handle time per call and higher technology costs.

•	2011 vs. 2010: For the years ended December 31, 2011 and 2010, customer service and billing expenses, per average subscriber, were $1.03.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, and other investing activity. (See accompanying glossary on pages 39 through 45 for more details.)

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, free cash flow was $709,446 and $415,742, respectively, an increase of $293,704. The increase was primarily driven by higher net cash provided by operating activities resulting from improved operating performance and higher collections from subscribers and distributors, as well as a decrease in capital expenditures resulting from lower satellite and related launch vehicle construction costs.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, free cash flow was $415,742 and $210,481, respectively, an increase of $205,261. The increase was primarily driven by higher net cash provided by operating activities resulting from improved operating performance, cash received from the Canada Merger, higher collections from subscribers and distributors, and the repayment in the first quarter of 2010 of liabilities deferred in 2009, as well as a decrease in capital expenditures for the year ended December 31, 2011 resulting from decreased satellite construction and launch expenditures due to the launch in 2010 of our XM-5 satellite, an increase in restricted and other investment activities driven by the return of capital resulting from the Canada Merger; partially offset by proceeds from the sale of investment securities in the year ended December 31, 2010.

Adjusted EBITDA. EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax benefit (expense) and depreciation and amortization. Adjusted EBITDA removes the impact of other income and expense, losses on extinguishment of debt as well as certain other charges, such as goodwill impairment; restructuring, impairments and related costs; certain purchase price accounting adjustments and share-based payment expense. (See the accompanying glossary on pages 39 through 45 for more details):

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, adjusted EBITDA was $920,343 and $731,018, respectively, an increase of 26%, or $189,325. The increase was primarily due to increases in adjusted revenues, partially offset by increases in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base and the increase in certain of our subscription rates. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, higher subscriber acquisition costs related to increased gross subscriber additions and subsidies related to increased OEM installations, customer service and billing costs related to longer average handle times and higher subscriber volume, and higher sales and marketing costs related to subscriber communications and cooperative marketing, partially offset by lower programming and content costs.

•
2011 vs. 2010: For the years ended December 31, 2011 and 2010, adjusted EBITDA was $731,018 and $626,288, respectively, an increase of 17%, or $104,730. The increase was primarily due to an increase in adjusted revenues, partially offset by an increase in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, increased customer service and billing expenses associated with subscriber growth and higher subscriber acquisition costs related to the 12% increase in gross additions, partially offset by lower programming and content costs.

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011 and Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

As of December 31, 2012, 2011 and 2010, we had $520,945, $773,990 and $586,691, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Years Ended December 31,
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net cash provided by operating activities	$806,765	$543,630	$512,895	$263,135	$30,735
Net cash used in investing activities	(97,319)	(127,888)	(302,414)	30,569	174,526
Net cash used in financing activities	(962,491)	(228,443)	(7,279)	(734,048)	(221,164)
Net (decrease) increase in cash and cash equivalents	(253,045)	187,299	203,202	(440,344)	(15,903)
Cash and cash equivalents at beginning of period	773,990	586,691	383,489	187,299	203,202
Cash and cash equivalents at end of period	$520,945	$773,990	$586,691	$(253,045)	$187,299

Cash Flows Provided by Operating Activities

Cash provided by operating activities increased by $263,135 to $806,765 for the year ended December 31, 2012 from $543,630 for the year ended December 31, 2011. Cash provided by operating activities increased by $30,735 to $543,630 for the year ended December 31, 2011 from cash provided by operating activities of $512,895 for the year ended December 31, 2010. The primary driver of our operating cash flow growth has been improvements in profitability.

•
Our net income was $3,472,702, $426,961 and $43,055 for the years ended December 31, 2012, 2011 and 2010, respectively. Excluding the $3,001,818 non-cash deferred tax valuation allowance reversal in 2012, our increase in net income was primarily driven by an increase in our subscriber revenues of $367,251, or 14%, and $181,240, or 8%, for the years ended December 31, 2012 and 2011, respectively, attributable to the increase in daily weighted average subscribers, an increase in certain of our subscription rates beginning in January 2012, and an increase in subscriptions to premium services, including Premier packages, data services and streaming. Our growth in revenue was partially offset by an increase in our operating expenses of $191,608, or 8%, for the year ended December 31, 2012. Operating expenses for the year ended December 31, 2011 were flat compared December 31, 2010. The increase in operating expenses for the year ended December 31, 2012 was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, higher subscriber acquisition costs related to an 11% increase in gross subscriber additions and subsidies related to increased OEM installations, customer service and billing costs related to longer average handle times and higher subscriber volume, and higher sales and marketing costs related to subscriber communications and cooperative marketing.

•
Net non-cash adjustments to net income were $(2,758,067), $66,975 and $357,743 for the years ended December 31, 2012, 2011 and 2010, respectively. Significant components of non-cash expenses, and their impact on cash flows from operating activities, include the following:

	For the Years Ended December 31,
	2012	2011	2010
Depreciation and amortization	$266,295	$267,880	$273,691
Restructuring, impairments and related costs	$—	$—	$66,731
Loss on extinguishment of debt and credit facilities, net	$132,726	$7,206	$120,120
Gain on merger of unconsolidated entities	$—	$(75,768)	$—
Share-based payment expense	$63,822	$53,190	$60,437
Deferred income taxes	$(3,001,818)	$8,264	$2,308
Other non-cash purchase price adjustments	$(289,050)	$(275,338)	$(250,727)

Depreciation and amortization expense is expected to increase in future periods as we recognize depreciation expense upon the launch of our FM-6 satellite.

Included in restructuring, impairments and related costs for the year ended December 31, 2010 are contract termination costs of $7,361 and a loss on the full impairment of our FM-4 satellite of $56,100.

Loss on extinguishment of debt and credit facilities, net, includes losses incurred as a result of retirement of certain debt instruments. Future charges related to the retirement of debt are dependent upon many factors, including our ability to refinance or retire specific debt instruments.

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

Changes in operating assets and liabilities increased operating cash flows for the years ended December 31, 2012, 2011 and 2010 by $92,130, $49,694 and $112,097, respectively. As we continue to grow our subscriber and revenue base, we expect that deferred revenue and amounts due from customers and distributors will continue to increase. Amounts payable to vendors are also expected to increase as our business grows. The timing of payments to vendors and related parties are based in part on contractual commitments.

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

•
The decrease in cash used for investing activities was primarily due to lower satellite and related launch vehicle construction costs associated with our FM-6 satellite which is expected to launch in mid-2013 and following the launch of our XM-5 satellite in 2010.

Cash Flows Used in Financing Activities

Cash flows used in financing activities consists of the issuance and repayment of long-term debt and related party debt, cash proceeds from exercise of stock options and the issuance of a special cash dividend. Proceeds from long-term debt, related party debt and equity issuances have been used to fund our operations, construct and launch new satellites and invest in other infrastructure improvements.

•
Cash flows used in financing activities in 2012 were primarily due to the repayment of the remaining balance of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015, partially offset by the issuance of our 5.25% Senior Notes due 2022 and the exercise of stock options. The cash flows used in financing activities in 2011 were the result of the repayment of the remaining balance of our 11.25% Senior Secured Notes due 2013 and 3.25% Convertible Notes due 2011. In 2010, we repaid our Senior Secured Term Loan due 2012, 9.625% Senior Notes due 2013, XM's 10% Senior PIK Secured Notes due 2011 and 9.75% Senior Notes due 2014. We also partially repaid XM's 11.25% Senior Secured Notes due 2013 and our 3.25% Convertible Notes due 2011 and paid a special cash dividend of approximately $327,000 during the fourth quarter of 2012 described below under "Special Dividend". We issued the following new debt in 2010: our 8.75% Senior Notes due 2015 and 7.625% Senior Notes due 2018.

Financings and Capital Requirements

We have historically financed our operations through the sale of debt and equity securities.

Future Liquidity and Capital Resource Requirements

We have entered into various agreements to design, construct and launch our satellites in the normal course of business. As disclosed in Note 15 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K, as of December 31, 2012, we expect to incur satellite and transmission related expenditures of approximately $67,170 and $27,620 in 2013 and 2014, respectively, and an additional $42,043 thereafter, the majority of which is attributable to the construction and expected launch of our FM-6 satellite and related launch vehicle in 2013.

Based upon our current business plans, we believe that we have sufficient cash, cash equivalents and marketable securities to cover our estimated short-term and long-term funding needs. In 2012, we entered into a five year Senior Secured Revolving Credit Facility ("Credit Facility") which will be used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. We expect to fund operating expenses, capital expenditures, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and our Credit Facility, which we believe will be sufficient to meet our cash requirements.

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

Special Dividend
On December 28, 2012, we paid a special cash dividend of $0.05 per share of common stock. This was the first cash dividend ever paid to our stockholders. Our Series B-1 Preferred Stock held by Liberty Radio, LLC, a wholly-owned subsidiary of Liberty Media Corporation, participated in this cash dividend on an as-converted basis in accordance with its terms. The total amount of this special dividend was approximately $327,000.
The dividend reflects the board's desire to return value to stockholders and its confidence in the long-term growth prospects of our business. We currently do not intend to declare recurring dividends on our common stock. Our board of directors has not made any determination whether similar special cash dividends will be paid in the future.
Our ability to pay dividends on our common stock is currently limited by covenants under our debt agreements. We retain sufficient capital capacity to continue making long-term investments in our programming, research and development initiatives and overall operations as well as pursue strategic opportunities which may arise. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

Stock Repurchase Program

In December 2012, we announced that our board of directors approved a $2,000,000 common stock repurchase program, which we will begin utilizing in 2013. Shares of common stock may be purchased from time to time on the open market or in privately negotiated transactions.

7% Exchangeable Senior Subordinated Notes due 2014

As a result of Liberty Media Corporation's beneficial ownership, a Fundamental Change occurred on January 17, 2013 under the indenture governing the Exchangeable Notes. In accordance with the indenture, on February 1, 2013, we made an offer to each holder of Exchangeable Notes to: (i) have the Company repurchase his or her Exchangeable Notes at a purchase price in cash equal to $1,000 per $1,000 principal amount of the Notes (plus accrued and unpaid interest to, but excluding March 1, 2013); or (ii) exchange his or her Exchangeable Notes for our common stock, at an exchange rate of 581.3112 shares per $1,000 principal amount of Notes, on or prior to March 1, 2013. This exchange rate is a benefit to the holders compared to an exchange rate of 543.1372 shares of common stock in effect prior to occurrence of such Fundamental Change. A holder of the Exchangeable Notes may also elect to retain his or her Notes pursuant to their terms through maturity on December 1, 2014, or otherwise transfer or exchange them in the ordinary course. We believe that we have sufficient resources to fund any required repurchases of the Exchangeable Notes.

Debt Covenants

The indentures and the credit agreement governing our debt include restrictive covenants. As of December 31, 2012, we were in compliance with the indentures and credit agreement governing our debt. For a discussion of our “Debt Covenants”, refer to Note 12 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Related Party Transactions

For a discussion of “Related Party Transactions,” refer to Notes 10 and 18 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Goodwill.   Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year. Assessments are performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. Step one of the impairment assessment compares the fair value of the entity to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill; an impairment loss will be recorded for the amount the carrying value exceeds the implied fair value. At the date of our annual assessment for 2012, the fair value of our single reporting unit substantially exceeded its carrying value and therefore was not at risk of failing step one of ASC 350-20, Goodwill. Subsequent to our annual evaluation of the carrying value of goodwill, there were no events or circumstances that triggered the need for an interim evaluation for impairment. As a result, there were no impairment charges to our goodwill during the years ended December 31, 2012 and 2011.

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

Our annual impairment assessment of indefinite-lived assets, our FCC licenses and trademark, is performed as of the fourth quarter of each year and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, establishes an option to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a company would not be required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. During the fourth quarter of 2012, a qualitative impairment analysis was performed and we determined that the fair value of our FCC licenses and trademark substantially exceeded the carrying value and therefore was not at risk of impairment. Our qualitative assessment includes the consideration of our long term financial projections, current and historical weighted average cost of capital and liquidity factors, legal and regulatory issues and industry and market pressures. Subsequent to our annual evaluation of the carrying value of our long-lived assets, there were no events or circumstances that triggered the need for an impairment evaluation.

During the year ended December 31, 2011, we used independent appraisals to assist in determining the fair value of our FCC licenses and trademark. The income approach, which is commonly called the “Jefferson Pilot Method” or the “Greenfield Method”, was used to estimate the fair value of our FCC licenses and the “Relief from Royalty” method valuation approach was utilized to value our trademark.

There were no changes in the carrying value of our indefinite life intangible assets during the years ended December 31, 2012 and 2011.

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

Certain of our in-orbit satellites have experienced circuit failures on their solar arrays. We continue to monitor the operating condition of our in-orbit satellites. If events or circumstances indicate that the depreciable lives of our in-orbit satellites have changed, we will modify the depreciable life accordingly. If we were to revise our estimates, our depreciation expense would change. For example, a 10% decrease in the expected depreciable lives of satellites and spacecraft control facilities during 2012 would have resulted in approximately $20,616 of additional depreciation expense.

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

As of December 31, 2012, we have a valuation allowance of $9,835 which relates to deferred tax assets that are not likely due to certain state net operating loss limitations.

Recent Accounting Pronouncements

Information regarding accounting pronouncements is included in Note 2 to the consolidated financial statements.

Glossary

Adjusted EBITDA - EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. We adjust EBITDA to remove the impact of other income and expense, loss on extinguishment of debt as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) goodwill impairment, (iii) restructuring, impairments, and related costs, (iv) depreciation and amortization and (v) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of restructuring, impairments and related costs is useful given the nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair value as determined using the Black-Scholes-Merton model which varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates.

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

	Unaudited
	For the Years Ended December 31,
	2012	2011	2010
Net income (GAAP):	$3,472,702	$426,961	$43,055
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 41-43)	7,479	10,910	21,906
Operating expenses (see pages 41-43)	(289,278)	(277,258)	(261,832)
Share-based payment expense, net of purchase price accounting adjustments	63,822	53,369	63,309
Depreciation and amortization (GAAP)	266,295	267,880	273,691
Restructuring, impairments and related costs (GAAP)	—	—	63,800
Interest expense, net of amounts capitalized (GAAP)	265,321	304,938	295,643
Loss on extinguishment of debt and credit facilities, net (GAAP)	132,726	7,206	120,120
Interest and investment (income) loss (GAAP)	(716)	(73,970)	5,375
Other loss (income) (GAAP)	226	(3,252)	(3,399)
Income tax (benefit) expense (GAAP)	(2,998,234)	14,234	4,620
Adjusted EBITDA	$920,343	$731,018	$626,288

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the years ended December 31, 2012, 2011 and 2010:

	Unaudited For the Year Ended December 31, 2012
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$2,962,665	$228	$—	$2,962,893
Advertising revenue, net of agency fees	82,320	—	—	82,320
Equipment revenue	73,456	—	—	73,456
Other revenue	283,599	7,251	—	290,850
Total revenue	$3,402,040	$7,479	$—	$3,409,519
Operating expenses
Cost of services:
Revenue share and royalties	$551,012	$146,601	$—	$697,613
Programming and content	278,997	37,346	(6,120)	310,223
Customer service and billing	294,980	—	(1,847)	293,133
Satellite and transmission	72,615	—	(3,329)	69,286
Cost of equipment	31,766	—	—	31,766
Subscriber acquisition costs	474,697	90,503	—	565,200
Sales and marketing	248,905	14,828	(10,310)	253,423
Engineering, design and development	48,843	—	(6,238)	42,605
General and administrative	261,905	—	(35,978)	225,927
Depreciation and amortization (a)	266,295	—	—	266,295
Share-based payment expense	—	—	63,822	63,822
Total operating expenses	$2,530,015	$289,278	$—	$2,819,293

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the year ended December 31, 2012 was $53,000.

	Unaudited For the Year Ended December 31, 2011
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$2,595,414	$3,659	$—	$2,599,073
Advertising revenue, net of agency fees	73,672	—	—	73,672
Equipment revenue	71,051	—	—	71,051
Other revenue	274,387	7,251	—	281,638
Total revenue	$3,014,524	$10,910	$—	$3,025,434
Operating expenses
Cost of services:
Revenue share and royalties	$471,149	$126,941	$—	$598,090
Programming and content	281,234	49,172	(6,212)	324,194
Customer service and billing	259,719	18	(1,502)	258,235
Satellite and transmission	75,902	313	(2,678)	73,537
Cost of equipment	33,095	—	—	33,095
Subscriber acquisition costs	434,482	85,491	—	519,973
Sales and marketing	222,773	15,233	(8,193)	229,813
Engineering, design and development	53,435	31	(4,851)	48,615
General and administrative	238,738	59	(29,933)	208,864
Depreciation and amortization (a)	267,880	—	—	267,880
Share-based payment expense (b)	—	—	53,369	53,369
Total operating expenses	$2,338,407	$277,258	$—	$2,615,665

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the year ended December 31, 2011 was $59,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$6,185	$27	$—	$6,212
Customer service and billing	1,484	18	—	1,502
Satellite and transmission	2,659	19	—	2,678
Sales and marketing	8,166	27	—	8,193
Engineering, design and development	4,820	31	—	4,851
General and administrative	29,874	59	—	29,933
Total share-based payment expense	$53,188	$181	$—	$53,369

	Unaudited For the Year Ended December 31, 2010
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$2,414,174	$14,655	$—	$2,428,829
Advertising revenue, net of agency fees	64,517	—	—	64,517
Equipment revenue	71,355	—	—	71,355
Other revenue	266,946	7,251	—	274,197
Total revenue	$2,816,992	$21,906	$—	$2,838,898
Operating expenses
Cost of services:
Revenue share and royalties	$435,410	$107,967	$—	$543,377
Programming and content	305,914	57,566	(10,267)	353,213
Customer service and billing	241,680	281	(2,207)	239,754
Satellite and transmission	80,947	1,170	(3,397)	78,720
Cost of equipment	35,281	—	—	35,281
Subscriber acquisition costs	413,041	79,439	—	492,480
Sales and marketing	215,454	13,983	(9,423)	220,014
Engineering, design and development	45,390	520	(5,868)	40,042
General and administrative	240,970	906	(32,147)	209,729
Depreciation and amortization (a)	273,691	—	—	273,691
Restructuring, impairments and related costs	63,800	—	—	63,800
Share-based payment expense (b)	—	—	63,309	63,309
Total operating expenses	$2,351,578	$261,832	$—	$2,613,410

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

	Unaudited
	For the Years Ended December 31,
	2012	2011	2010
Subscriber revenue (GAAP)	$2,962,665	$2,595,414	$2,414,174
Add: net advertising revenue (GAAP)	82,320	73,672	64,517
Add: other subscription-related revenue (GAAP)	237,868	231,902	234,148
Add: purchase price accounting adjustments	228	3,659	14,655
	$3,283,081	$2,904,647	$2,727,494
Daily weighted average number of subscribers	22,794,170	20,903,908	19,385,055
ARPU	$12.00	$11.58	$11.73

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

	Unaudited
	For the Years Ended December 31,
	2012	2011	2010
Customer service and billing expenses (GAAP)	$294,980	$259,719	$241,680
Less: share-based payment expense, net of purchase price accounting adjustments	(1,847)	(1,502)	(2,207)
Add: purchase price accounting adjustments	—	18	281
	293,133	258,235	239,754
Daily weighted average number of subscribers	22,794,170	20,903,908	19,385,055
Customer service and billing expenses, per average subscriber	$1.07	$1.03	$1.03

Free cash flow - is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Years Ended December 31,
	2012	2011	2010
Cash Flow information
Net cash provided by operating activities	$806,765	$543,630	$512,895
Net cash used in investing activities	$(97,319)	$(127,888)	$(302,414)
Net cash used in financing activities	$(962,491)	$(228,443)	$(7,279)
Free Cash Flow
Net cash provided by operating activities	$806,765	$543,630	$512,895
Additions to property and equipment	(97,293)	(137,429)	(311,868)
Restricted and other investment activity	(26)	9,541	9,454
Free cash flow	$709,446	$415,742	$210,481

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

	Unaudited
	For the Years Ended December 31,
	2012	2011	2010
Subscriber acquisition costs (GAAP)	$474,697	$434,482	$413,041
Less: margin from direct sales of radios and accessories (GAAP)	(41,690)	(37,956)	(36,074)
Add: purchase price accounting adjustments	90,503	85,491	79,439
	$523,510	$482,017	$456,406
Gross subscriber additions	9,617,771	8,696,020	7,768,827
SAC, per gross subscriber addition	$54	$55	$59

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements contained in Item 15 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM  9A. CONTROLS AND PROCEDURES

Controls and Procedures
As of December 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2012.
KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting which follows this report.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-2 of this Annual Report on Form 10-K.

ITEM  9B. OTHER INFORMATION
None.

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2013 annual meeting of stockholders set forth under the captions Stock Ownership, Governance of the Company, Item 1. Election of Directors and Item 2. Ratification of Independent Registered Public Accountants, which we expect to file with the Securities and Exchange Commission prior to April 30, 2013.

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

ITEM  11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2013 annual meeting of stockholders set forth under the captions Item 1. Election of Directors and Item 2. Ratification of Independent Registered Public Accountants, which we expect to file with the Securities and Exchange Commission prior to April 30, 2013.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this item is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5, of this report.
The additional information required by this Item 12 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2013 annual meeting of stockholders set forth under the caption Stock Ownership, which we expect to file with the Securities and Exchange Commission prior to April 30, 2013.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2013 annual meeting of stockholders set forth under the captions Governance of the Company and Item 1. Election of Directors which we expect to file with the Securities and Exchange Commission prior to April 30, 2013.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2013 annual meeting of stockholders set forth under the captions Item 2. Ratification of Independent Registered Public Accountants - Principal Accountant Fees and Services, which we expect to file with the Securities and Exchange Commission prior to April 30, 2013.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of February 2013.

SIRIUS XM RADIO INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDDY W. HARTENSTEIN	Chairman of the Board of Directors and Director	February 6, 2013
(Eddy W. Hartenstein)
/s/ JAMES E. MEYER	Chief Executive Officer and Director (Principal Executive Officer)	February 6, 2013
(James E. Meyer)
/s/ DAVID J. FREAR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 6, 2013
(David J. Frear)
/s/ THOMAS D. BARRY	Senior Vice President and Controller (Principal Accounting Officer)	February 6, 2013
(Thomas D. Barry)
/s/ JOAN L. AMBLE	Director	February 6, 2013
(Joan L. Amble)
/s/ MARK D. CARLETON	Director	February 6, 2013
(Mark D. Carleton)
/s/ DAVID J. A. FLOWERS	Director	February 6, 2013
(David J. A. Flowers)
/s/ JAMES P. HOLDEN	Director	February 6, 2013
(James P. Holden)
/s/ GREGORY B. MAFFEI	Director	February 6, 2013
(Gregory B. Maffei)
/s/ JOHN C. MALONE	Director	February 6, 2013
(John C. Malone)
/s/ JAMES F. MOONEY	Director	February 6, 2013
(James F. Mooney)
/s/ ROBIN S. PRINGLE	Director	February 6, 2013
(Robin S. Pringle)
/s/ CHARLES Y. TANABE	Director	February 6, 2013
(Charles Y. Tanabe)
/s/ CARL VOGEL	Director	February 6, 2013
(Carl Vogel)
/s/ VANESSA WITTMAN	Director	February 6, 2013
(Vanessa Wittman)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sirius XM Radio Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of Sirius XM Radio Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirius XM Radio Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirius XM Radio Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 6, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 6, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sirius XM Radio Inc. and subsidiaries:
We have audited Sirius XM Radio Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirius XM Radio Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Sirius XM Radio Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirius XM Radio Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 6, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 6, 2013

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Revenue:
Subscriber revenue	$2,962,665	$2,595,414	$2,414,174
Advertising revenue, net of agency fees	82,320	73,672	64,517
Equipment revenue	73,456	71,051	71,355
Other revenue	283,599	274,387	266,946
Total revenue	3,402,040	3,014,524	2,816,992
Operating expenses:
Cost of services:
Revenue share and royalties	551,012	471,149	435,410
Programming and content	278,997	281,234	305,914
Customer service and billing	294,980	259,719	241,680
Satellite and transmission	72,615	75,902	80,947
Cost of equipment	31,766	33,095	35,281
Subscriber acquisition costs	474,697	434,482	413,041
Sales and marketing	248,905	222,773	215,454
Engineering, design and development	48,843	53,435	45,390
General and administrative	261,905	238,738	240,970
Depreciation and amortization	266,295	267,880	273,691
Restructuring, impairments and related costs	—	—	63,800
Total operating expenses	2,530,015	2,338,407	2,351,578
Income from operations	872,025	676,117	465,414
Other income (expense):
Interest expense, net of amounts capitalized	(265,321)	(304,938)	(295,643)
Loss on extinguishment of debt and credit facilities, net	(132,726)	(7,206)	(120,120)
Interest and investment income (loss)	716	73,970	(5,375)
Other (loss) income	(226)	3,252	3,399
Total other expense	(397,557)	(234,922)	(417,739)
Income before income taxes	474,468	441,195	47,675
Income tax benefit (expense)	2,998,234	(14,234)	(4,620)
Net income	$3,472,702	$426,961	$43,055
Unrealized gain on available-for-sale securities	—	—	469
Realized loss on XM Canada investment foreign currency adjustment	—	6,072	—
Foreign currency translation adjustment, net of tax	49	(140)	251
Total comprehensive income	$3,472,751	$432,893	$43,775
Net income per common share:
Basic	$0.55	$0.07	$0.01
Diluted	$0.51	$0.07	$0.01
Weighted average common shares outstanding:
Basic	4,209,073	3,744,606	3,693,259
Diluted	6,873,786	6,500,822	6,391,071
See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$520,945	$773,990
Accounts receivable, net	106,142	101,705
Receivables from distributors	104,425	84,817
Inventory, net	25,337	36,711
Prepaid expenses	122,157	125,967
Related party current assets	13,167	14,702
Deferred tax asset	923,972	132,727
Other current assets	12,037	6,335
Total current assets	1,828,182	1,276,954
Property and equipment, net	1,571,922	1,673,919
Long-term restricted investments	3,999	3,973
Deferred financing fees, net	38,677	42,046
Intangible assets, net	2,519,610	2,573,638
Goodwill	1,815,365	1,834,856
Related party long-term assets	44,954	54,953
Long-term deferred tax asset	1,219,256	—
Other long-term assets	12,878	35,657
Total assets	$9,054,843	$7,495,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$587,652	$543,193
Accrued interest	33,954	70,405
Current portion of deferred revenue	1,474,138	1,333,965
Current portion of deferred credit on executory contracts	207,854	284,108
Current maturities of long-term debt	4,234	1,623
Related party current liabilities	6,756	14,302
Total current liabilities	2,314,588	2,247,596
Deferred revenue	159,501	198,135
Deferred credit on executory contracts	5,175	218,199
Long-term debt	2,222,080	2,683,563
Long-term related party debt	208,906	328,788
Deferred tax liability	69	1,011,084
Related party long-term liabilities	18,966	21,741
Other long-term liabilities	85,993	82,745
Total liabilities	5,015,278	6,791,851
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at December 31, 2012 and 2011:
Series A convertible preferred stock; no shares issued and outstanding at December 31, 2012 and 2011	—	—
Convertible perpetual preferred stock, series B-1 (liquidation preference of $0.001 per share at December 31, 2012 and 2011); 6,250,100 and 12,500,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	6	13
Common stock, par value $0.001; 9,000,000,000 shares authorized at December 31, 2012 and 2011; 5,262,440,085 and 3,753,201,929 shares issued and outstanding at December 31, 2012 and 2011, respectively	5,263	3,753
Accumulated other comprehensive income, net of tax	120	71
Additional paid-in capital	10,345,566	10,484,400
Accumulated deficit	(6,311,390)	(9,784,092)
Total stockholders’ equity	4,039,565	704,145
Total liabilities and stockholders’ equity	$9,054,843	$7,495,996

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Convertible Perpetual Preferred Stock, Series B-1		Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2010	24,808,959	$25	12,500,000	$13	3,882,659,087	$3,882	$(6,581)	$10,352,291	$(10,254,108)	$95,522
Comprehensive income, net of tax	—	$—	—	$—	—	$—	$720	$—	$43,055	$43,775
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	$—	—	$—	6,175,089	$6	$—	$5,265	$—	$5,271
Share-based payment expense	—	$—	—	$—	—	$—	$—	$52,229	$—	$52,229
Exercise of options and vesting of restricted stock units	—	$—	—	$—	19,551,977	$20	$—	$10,819	$—	$10,839
Conversion of preferred stock to common stock	(24,808,959)	$(25)	—	$—	24,808,959	$25	$—	$—	$—	$—
Balance at December 31, 2010	—	$—	12,500,000	$13	3,933,195,112	$3,933	$(5,861)	$10,420,604	$(10,211,053)	$207,636
Comprehensive income, net of tax	—	$—	—	$—	—	$—	$5,932	$—	$426,961	$432,893
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	$—	—	$—	1,882,801	$2	$—	$3,480	$—	$3,482
Share-based payment expense	—	$—	—	$—	—	$—	$—	$48,581	$—	$48,581
Exercise of options and vesting of restricted stock units	—	$—	—	$—	13,401,048	$13	$—	$11,540	$—	$11,553
Issuance of common stock upon exercise of warrants	—	$—	—	$—	7,122,951	$7	$—	$(7)	$—	$—
Return of shares under share borrow agreements	—	$—	—	$—	(202,399,983)	$(202)	$—	$202	$—	$—
Balance at December 31, 2011	—	$—	12,500,000	$13	3,753,201,929	$3,753	$71	$10,484,400	$(9,784,092)	$704,145
Comprehensive income, net of tax	—	$—	—	$—	—	$—	$49	$—	$3,472,702	$3,472,751
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	$—	—	$—	1,571,175	$2	$—	$3,521	$—	$3,523
Share-based payment expense	—	$—	—	$—	—	$—	$—	$60,299	$—	$60,299
Exercise of stock options	—	$—	—	$—	214,199,297	$214	$—	$125,695	$—	$125,909
Cash dividends paid on common stock ($0.05)	—	$—	—	$—	—	$—	$—	$(262,387)	$—	$(262,387)
Cash dividends paid on preferred stock on as-converted basis	—	$—	—	$—	—	$—	$—	$(64,675)	$—	$(64,675)
Conversion of preferred stock to common stock	—	$—	(6,249,900)	$(7)	1,293,467,684	$1,294	$—	$(1,287)	$—	$—
Balance at December 31, 2012	—	$—	6,250,100	$6	5,262,440,085	$5,263	$120	$10,345,566	$(6,311,390)	$4,039,565
See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$3,472,702	$426,961	$43,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,295	267,880	273,691
Non-cash interest expense, net of amortization of premium	35,924	39,515	42,841
Provision for doubtful accounts	34,548	33,164	32,379
Restructuring, impairments and related costs	—	—	66,731
Amortization of deferred income related to equity method investment	(2,776)	(2,776)	(2,776)
Loss on extinguishment of debt and credit facilities, net	132,726	7,206	120,120
Gain on merger of unconsolidated entities	—	(75,768)	—
Loss on unconsolidated entity investments, net	420	6,520	11,722
Dividend received from unconsolidated entity investment	1,185	—	—
Loss on disposal of assets	657	269	1,017
Share-based payment expense	63,822	53,190	60,437
Deferred income taxes	(3,001,818)	8,264	2,308
Other non-cash purchase price adjustments	(289,050)	(275,338)	(250,727)
Distribution from investment in unconsolidated entity	—	4,849	—
Changes in operating assets and liabilities:
Accounts receivable	(38,985)	(13,211)	(39,236)
Receivables from distributors	(19,608)	(17,241)	(11,023)
Inventory	11,374	(14,793)	(5,725)
Related party assets	9,523	30,036	(9,803)
Prepaid expenses and other current assets	647	8,525	75,374
Other long-term assets	22,779	36,490	17,671
Accounts payable and accrued expenses	46,043	(32,010)	5,420
Accrued interest	(36,451)	(2,048)	(884)
Deferred revenue	101,311	55,336	133,444
Related party liabilities	(7,545)	(1,542)	(53,413)
Other long-term liabilities	3,042	152	272
Net cash provided by operating activities	806,765	543,630	512,895
Cash flows from investing activities:
Additions to property and equipment	(97,293)	(137,429)	(311,868)
Purchase of restricted investments	(26)	(826)	—
Sale of restricted and other investments	—	—	9,454
Release of restricted investments	—	250	—
Return of capital from investment in unconsolidated entity	—	10,117	—
Net cash used in investing activities	(97,319)	(127,888)	(302,414)
Cash flows from financing activities:
Proceeds from exercise of stock options	123,369	11,553	10,839
Payment of premiums on redemption of debt	(100,615)	(5,020)	(84,326)
Repayment of long-term borrowings	(915,824)	(234,976)	(1,262,396)
Repayment of related party long-term borrowings	(126,000)	—	(142,221)
Long-term borrowings, net of costs	383,641	—	1,274,707
Related party long-term borrowings	—	—	196,118
Dividends paid	(327,062)	—	—
Net cash used in financing activities	(962,491)	(228,443)	(7,279)
Net (decrease) increase in cash and cash equivalents	(253,045)	187,299	203,202
Cash and cash equivalents at beginning of period	773,990	586,691	383,489
Cash and cash equivalents at end of period	$520,945	$773,990	$586,691
See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$262,039	$258,676	$241,160
Income taxes paid	$4,935	$—	$—
Non-cash investing and financing activities:
Conversion of Series B preferred stock to common stock	$1,294	$—	$—
Capital lease obligations incurred to acquire assets	$12,781	$—	$—
Common stock issuance upon exercise of warrants	$—	$7	$—
Goodwill reduced for exercise of certain stock options	$19,491	$—	$—
In-orbit satellite performance incentive	$—	$—	$21,450
Sale-leaseback of equipment	$—	$—	$5,305
Conversion of Series A preferred stock to common stock	$—	$—	$25

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)

(1)	Business & Basis of Presentation
Business
We broadcast our music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus new features such as SiriusXM On Demand, over the Internet, including through applications for mobile devices. We have agreements with every major automaker (“OEMs”) to offer satellite radios as factory- or dealer-installed equipment in their vehicles from which we acquire the majority of our subscribers. We also acquire subscribers through the sale or lease of previously owned vehicles with factory-installed satellite radios. Additionally, we distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscription plans, as well as discounts for multiple subscriptions. We also derive revenue from other subscription-related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our Internet radio, Backseat TV, data, traffic, and weather services.

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
Basis of Presentation
Our financial statements include the consolidated accounts for Sirius XM Radio Inc. and subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include asset impairment, depreciable lives of our satellites, share-based payment expense, and valuation allowances against deferred tax assets.

(2)	Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds, in-transit credit card receipts and highly liquid investments purchased with an original maturity of three months or less.
Equity Method Investments
We hold an equity method investment in Sirius XM Canada. Investments in which we have the ability to exercise significant influence but not control are accounted for pursuant to the equity method of accounting. We recognize our proportionate share of earnings or losses of our affiliates as they occur as a component of Other income (expense) in our consolidated statements of comprehensive income.
The difference between our investment and our share of the fair value of the underlying net assets of our affiliates is first allocated to either finite-lived intangibles or indefinite-lived intangibles and the balance is attributed to goodwill. We follow ASC 350, Intangibles - Goodwill and Other, which requires that equity method finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. The amortization of equity method finite-lived intangible assets is recorded in Interest and investment income (loss) in our consolidated statements of comprehensive income. We periodically evaluate our equity method investments to determine if there has been an other than temporary decline below carrying value. Equity method finite-lived intangibles, indefinite-lived intangibles and goodwill are included in the carrying amount of the investment.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Property and Equipment
Property and equipment, including satellites, are stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation are calculated using the straight-line method over the following estimated useful life of the asset:

Satellite system	2 - 15 years
Terrestrial repeater network	5 - 15 years
Broadcast studio equipment	3 - 15 years
Capitalized software and hardware	3 - 7 years
Satellite telemetry, tracking and control facilities	3 - 15 years
Furniture, fixtures, equipment and other	2 - 7 years
Building	20 or 30 years
Leasehold improvements	Lesser of useful life or remaining lease term

We review long-lived assets, such as property and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset. We did not record any impairments in 2012, 2011 or 2010.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed during the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value. We did not record any impairments in 2012, 2011 or 2010.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. This test is performed during the fourth quarter of each year, and an assessment is performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. Our indefinite life intangibles include our FCC licenses and trademark. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, established an option to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. We completed a qualitative assessment during the fourth quarter of 2012 and determined that there was no impairment in 2012. We used independent appraisals to determine the fair value of our FCC licenses and trademark using the Income and the Relief from Royalty approaches, respectively, in 2011 and 2010 and no impairments were recorded.

Other intangible assets with finite lives consists primarily of customer relationships acquired in business combinations, licensing agreements, and certain information technology related costs. These assets are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement. We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

is recognized as the amount by which the carrying amount of the asset exceeds its fair value. We did not record any impairments relating to our intangible assets with finite lives in 2012, 2011 or 2010.
Revenue Recognition
We derive revenue primarily from subscribers, advertising and direct sales of merchandise.
Revenue from subscribers consists of subscription fees, daily rental fleet revenue and non-refundable activation and other fees. Revenue is recognized as it is realized or realizable and earned. We recognize subscription fees as our services are provided. At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a three and twelve month prepaid subscription. Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon retail sale and activation.
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
Revenue Share
We share a portion of our subscription revenues earned from subscribers with certain automakers. The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue. Revenue share is recorded as an expense in our consolidated statements of comprehensive income and not as a reduction to revenue.
Programming Costs
Programming costs which are for a specified number of events are amortized on an event-by-event basis; programming costs which are for a specified season or period are amortized over the season or period on a straight-line basis. We allocate a portion of certain programming costs which are related to sponsorship and marketing activities to Sales and marketing expense on a straight-line basis over the term of the agreement.
Advertising Costs
Media is expensed when aired and advertising production costs are expensed as incurred. Market development funds consist of fixed and variable payments to reimburse retailers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed when the media is aired and production costs are expensed as incurred. During the years ended December 31, 2012, 2011 and 2010, we recorded advertising costs of $139,830, $116,694 and $110,050, respectively. These costs are reflected in Sales and marketing expense in our consolidated statements of comprehensive income.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Subscriber Acquisition Costs
Subscriber acquisition costs consist of costs incurred to acquire new subscribers and include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to automakers as incentives to purchase, install and activate radios; product warranty obligations; freight; and provisions for inventory allowance. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of radios and revenue share payments to automakers and retailers of radios.
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
We record product warranty obligations in accordance with ASC 460, Guarantees, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. We warrant that certain products sold through our retail and direct to consumer distribution channels will perform in all material respects in accordance with specifications in effect at the time of the purchase of the products by the customer. The product warranty period on our products is 90 days from the purchase date for repair or replacement of components and/or products that contain defects of material or workmanship. We record a liability for costs that we expect to incur under our warranty obligations when the product is shipped from the manufacturer. Factors affecting the warranty liability include the number of units sold, historical experience, and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.
Research & Development Costs
Research and development costs are expensed as incurred and primarily include the cost of new product development, chip set design, software development and engineering. During the years ended December 31, 2012, 2011 and 2010, we recorded research and development costs of $42,605, $48,574 and $40,043, respectively. These costs are reported as a component of Engineering, design and development expense in our consolidated statements of comprehensive income.
Share-Based Compensation
We account for equity instruments granted to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments be recognized in the financial statements based on fair value. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. We use the Black-Scholes-Merton option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award. Share-based compensation expense is recognized ratably over the requisite service period, which is generally the vesting period, net of forfeitures. We measure restricted stock awards using the fair market value of the restricted shares of common stock on the day the award is granted.
Fair value as determined using the Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. In 2012 and 2011, we estimated the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. In 2010, due to the lack of qualifying actively traded options on our common stock, we utilized a 100% weighting to observable historical volatility. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.
Stock-based awards granted to employees, non-employees and members of our board of directors include warrants, stock options, restricted stock and restricted stock units.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
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
As of December 31, 2012, we maintained a valuation allowance of $9,835 relating to deferred tax assets that are not likely to be realized due to certain state net operating loss limitations. In 2011, we maintained a full valuation allowance of $3,360,740 against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did meet the more likely than not criterion under ASC 740, Income Taxes.
ASC 740 requires a company to first determine whether it is more-likely-than-not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to uncertain tax positions in Income tax (benefit) expense in our consolidated statements of comprehensive income.
We report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our consolidated statements of comprehensive income.
Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2012 and 2011, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows: i) Level 1 input - unadjusted quoted prices in active markets for identical instrument; ii) Level 2 input - observable market data for the same or similar instrument but not Level 1; and iii) Level 3 input - unobservable inputs developed using management's assumptions about the inputs used for pricing the asset or liability. We use Level 3 inputs to fair value the 8% convertible unsecured subordinated debentures issued by Sirius XM Canada.
Investments are periodically reviewed for impairment and a write down is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, we consider, among other factors, the severity and duration of the decline as well as the likelihood of a recovery within a reasonable timeframe.
The fair value for publicly traded instruments is determined using quoted market prices while the fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of December 31, 2012 and 2011, the carrying value of our debt was $2,435,220 and $3,013,974, respectively; and the fair value approximated $3,055,076 and $3,506,546, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Accumulated Other Comprehensive Income
Accumulated other comprehensive income of $120 at December 31, 2012 was primarily comprised of foreign currency translation adjustments related to our interest in Sirius XM Canada. During the years ended December 31, 2012, 2011 and 2010, we recorded a foreign currency translation adjustment of $49, $(140) and $251, respectively, which is recorded net of taxes of $48, $11 and $63, respectively. In addition, during the year ended December 31, 2011, we recorded a loss on our XM Canada investment foreign currency translation adjustment of $6,072. During the year ended December 31, 2010, we recorded an unrealized gain on available-for-sale securities of $469.
Recent Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) - Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This standard is effective for interim and annual periods beginning after December 15, 2011 and is applied on a prospective basis. We adopted ASU 2011-04 as of January 1, 2012 and the impact was not material to our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral was consistent with the effective date of ASU 2011-05. We adopted ASU 2011-05 as of January 1, 2012 and disclosed comprehensive income in our consolidated statements of comprehensive income. ASU 2011-05 affects financial statement presentation and has no impact on our results of consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not the fair value of the asset exceeds its carrying amount, the company would not be required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. ASU 2012-02 is effective for public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We early adopted ASU 2012-02 and performed a qualitative assessment to determine whether our indefinite-lived intangible assets were impaired as of the fourth quarter of 2012.

(3)	Earnings per Share

We utilize the two-class method of calculating basic net income per common share, as our Series B Preferred Stock are considered participating securities. Basic net income per common share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, restricted stock and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. Common stock equivalents of approximately 147,125,000, 419,752,000 and 689,922,000 for the years ended December 31, 2012, 2011 and 2010, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

	For the Years Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Numerator:
Net income	$3,472,702	$426,961	$43,055
Less:
Allocation of undistributed income to Series B Preferred Stock	(1,084,895)	(174,449)	(17,735)
Dividends paid to preferred stockholders	(64,675)	—	—
Net income available to common stockholders for basic net income per common share	2,323,132	252,512	25,320
Add back:
Allocation of undistributed income to Series B Preferred Stock	1,084,895	174,449	17,735
Dividends paid to preferred stockholders	64,675	—	—
Effect of interest on assumed conversions of convertible debt	38,500	—	—
Net income available to common stockholders for diluted net income per common share	$3,511,202	$426,961	$43,055
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,209,073	3,744,606	3,693,259
Weighted average impact of assumed Series B Preferred Stock conversion	2,215,900	2,586,977	2,586,977
Weighted average impact of assumed convertible debt	298,725	—	—
Weighted average impact of other dilutive equity instruments	150,088	169,239	110,835
Weighted average shares for diluted net income per common share	6,873,786	6,500,822	6,391,071
Net income per common share:
Basic	$0.55	$0.07	$0.01
Diluted	$0.51	$0.07	$0.01
We identified and corrected an immaterial error affecting the historical presentation of basic earnings per share. The adjustment reflects the Series B Preferred Stock held by an affiliate of Liberty Media as participating securities as the holder of such preferred stock may participate in dividends and distributions ratably with the holders of our common stock on an as-converted basis.  Net income per common share-basic for the year ended December 31, 2011 was previously reported as $0.11 and has been adjusted to be $0.07. There was no impact on the previously reported net income per common share-basic for the year ended December 31, 2010 and there was no impact on the previously reported diluted earnings per share for any period presented. The effects of the error were not material to any previously reported quarterly or annual period. The related corrections are reflected in the applicable prior periods.
In September 2012, Liberty Media converted 6,249,900 shares of the Series B Preferred Stock into 1,293,467,684 shares of common stock. For a discussion of subsequent events refer to Note 18.

(4)	Accounts Receivable, net

Accounts receivable, net, are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon our assessment of various factors. We consider historical experience, the age of the receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay. Bad debt is included in Customer service and billing expense in our consolidated statements of comprehensive income.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Accounts receivable, net, consists of the following:

	December 31, 2012	December 31, 2011
Gross accounts receivable	$117,853	$111,637
Allowance for doubtful accounts	(11,711)	(9,932)
Total accounts receivable, net	$106,142	$101,705

Receivables from distributors include billed and unbilled amounts due from OEMs for radio services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	December 31, 2012	December 31, 2011
Billed	$53,057	$44,618
Unbilled	51,368	40,199
Total	$104,425	$84,817

(5)	Inventory, net

Inventory consists of finished goods, refurbished goods, chip sets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving, obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for resale in our direct to consumer distribution channel and components held for resale by us is reported as a component of Cost of equipment in our consolidated statements of comprehensive income. The provision related to inventory consumed in our OEM and retail distribution channel is reported as a component of Subscriber acquisition costs in our consolidated statements of comprehensive income.

Inventory, net, consists of the following:

	December 31, 2012	December 31, 2011
Raw materials	$17,717	$24,134
Finished goods	23,779	28,007
Allowance for obsolescence	(16,159)	(15,430)
Total inventory, net	$25,337	$36,711

(6)	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. At the date of our annual assessment for 2012 and 2011, the fair value of our single reporting unit substantially exceeded its carrying value and therefore was not at risk of failing step one of ASC 350-20, Goodwill.

As of December 31, 2012, there were no indicators of impairment and no impairment loss was recorded for goodwill during the years ended December 31, 2012, 2011 and 2010. The cumulative balance of goodwill impairment that has been recorded since the Merger is $4,766,190, which was recognized during the year ended December 31, 2008.

During the year ended December 31, 2012, with the release of our deferred income tax valuation allowance, we reduced goodwill by $19,491 related to the subsequent exercise of certain stock options and vesting of certain restricted stock units that were recorded at fair value in connection with the Merger. There were no changes in the carrying value of our goodwill during the year ended December 31, 2011.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(7)	Intangible Assets

Intangible assets consist of the following:

		December 31, 2012			December 31, 2011
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(233,317)	146,683	380,000	(191,201)	188,799
Licensing agreements	9.1 years	78,489	(44,161)	34,328	78,897	(34,145)	44,752
Proprietary software	6 years	16,552	(12,777)	3,775	16,552	(11,507)	5,045
Developed technology	10 years	2,000	(883)	1,117	2,000	(683)	1,317
Leasehold interests	7.4 years	132	(79)	53	132	(61)	71
Total intangible assets		$2,810,827	$(291,217)	$2,519,610	$2,811,235	$(237,597)	$2,573,638

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

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of December 31, 2012, there were no legal, regulatory or contractual limitations associated with the XM trademark.

Our annual impairment assessment of our indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. At the date of our annual assessment for 2012, our qualitative impairment assessment of fair value of our indefinite intangible assets indicated that such assets substantially exceeded their carrying value and therefore was not at risk of impairment. In 2011, we utilized independent appraisals to assist in determining the fair value of our indefinite intangible assets.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

As of December 31, 2012, there were no indicators of impairment and no impairment loss was recorded for indefinite intangible assets during the years ended December 31, 2012, 2011 and 2010.

Definite Life Intangible Assets
Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis.

Amortization expense for all definite life intangible assets was $53,620, $59,050 and $66,324 for the years ended December 31, 2012, 2011 and 2010, respectively. Expected amortization expense for each of the fiscal years 2013 through 2017 and for periods thereafter is as follows:

Year ending December 31,	Amount
2013	$47,330
2014	38,852
2015	37,526
2016	31,932
2017	18,968
Thereafter	11,348
Total definite life intangible assets, net	$185,956

(8)	Interest Costs

We capitalized a portion of the interest on funds borrowed as part of the cost of constructing our satellites and related launch vehicle. We are currently capitalizing the interest associated with our FM-6 satellite and will continue to do so until its launch. During the year ended December 31, 2010, we also capitalized costs related to our XM-5 satellite and related launch vehicle. We also incur interest costs on all of our debt instruments and on our satellite incentive agreements. The following is a summary of our interest costs:

	For the Years Ended December 31,
	2012	2011	2010
Interest costs charged to expense	$265,321	$304,938	$295,643
Interest costs capitalized	31,982	33,522	63,880
Total interest costs incurred	$297,303	$338,460	$359,523

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $35,924, $39,515 and $42,841 for the years ended December 31, 2012, 2011 and 2010, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(9)	Property and Equipment

Property and equipment, net, consists of the following:

	December 31, 2012	December 31, 2011
Satellite system	$1,943,537	$1,943,537
Terrestrial repeater network	112,482	112,440
Leasehold improvements	44,938	43,455
Broadcast studio equipment	55,823	53,903
Capitalized software and hardware	232,753	193,301
Satellite telemetry, tracking and control facilities	62,734	60,539
Furniture, fixtures, equipment and other	76,028	60,283
Land	38,411	38,411
Building	57,816	57,185
Construction in progress	417,124	372,508
Total property and equipment	3,041,646	2,935,562
Accumulated depreciation and amortization	(1,469,724)	(1,261,643)
Property and equipment, net	$1,571,922	$1,673,919

Construction in progress consists of the following:

	December 31, 2012	December 31, 2011
Satellite system	$376,825	$343,932
Terrestrial repeater network	17,224	19,194
Other	23,075	9,382
Construction in progress	$417,124	$372,508

Depreciation expense on property and equipment was $212,675, $208,830 and $207,367 for the years ended December 31, 2012, 2011 and 2010, respectively. We retired property and equipment of $5,251 and $12,158 during the years ended December 31, 2012 and 2011.

Satellites
We currently own a fleet of nine orbiting satellites. The chart below provides certain information on these satellites:

Satellite Designation	Year Delivered	Estimated End of Depreciable Life
FM-1	2000	2013
FM-2	2000	2013
FM-3	2000	2015
FM-5	2009	2024
XM-1	2001	2013
XM-2	2001	2013
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

We own four orbiting satellites for use in the Sirius system. We own five orbiting satellites for use in the XM system. Four of these satellites were manufactured by Boeing Satellite Systems International and five were manufactured by Space Systems/Loral.

During the years ended December 31, 2012 and 2011, we capitalized expenditures, including interest, of $32,893 and $81,189, respectively, related to the construction of our FM-6 satellite and related launch vehicle.

(10)	Related Party Transactions

We had the following related party balances at December 31, 2012 and 2011:

	Related party current assets		Related party long-term assets		Related party current liabilities		Related party long-term liabilities		Related party long-term debt
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Liberty Media	$—	$—	$757	$1,212	$3,980	$9,722	$—	$—	$208,906	$328,788
Sirius XM Canada	13,167	14,702	44,197	53,741	2,776	4,580	18,966	21,741	—	—
Total	$13,167	$14,702	$44,954	$54,953	$6,756	$14,302	$18,966	$21,741	$208,906	$328,788

Liberty Media
In February 2009, we entered into an Investment Agreement (the “Investment Agreement”) with an affiliate of Liberty Media Corporation, Liberty Radio, LLC (collectively, “Liberty Media”). Pursuant to the Investment Agreement, in March 2009 we issued to Liberty Radio, LLC 12,500,000 shares of our Convertible Perpetual Preferred Stock, Series B-1 (the “Series B Preferred Stock”), with a liquidation preference of $0.001 per share in partial consideration for certain loans. Liberty Media has representatives on our board of directors. In September 2012, Liberty Media converted 6,249,900 shares of the Series B Preferred Stock into 1,293,467,684 shares of our common stock. For a discussion of subsequent events refer to Note 18.

Liberty Media has advised us that as of December 31, 2012 and 2011, respectively, it also owned the following:

	December 31, 2012	December 31, 2011
8.75% Senior Notes due 2015	$150,000	$150,000
9.75% Senior Secured Notes due 2015	—	50,000
13% Senior Notes due 2013	—	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000
7.625% Senior Notes due 2018	50,000	50,000
Total principal debt	211,000	337,000
Less: discounts	2,094	8,212
Total carrying value of debt	$208,906	$328,788

During the year ended December 31, 2012, we redeemed $50,000 of our 9.75% Senior Secured Notes due 2015 and $76,000 of our 13% Senior Notes due 2013 held by Liberty Media as part of the redemption of these Notes in their entirety.

As of December 31, 2012 and 2011, we recorded $3,980 and $9,722, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $30,931, $35,681 and $40,169 for the years ended December 31, 2012, 2011 and 2010, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Sirius XM Canada
In June 2011, Canadian Satellite Radio Holdings Inc. (“CSR”), the parent company of XM Canada, and Sirius Canada completed a transaction to combine their operations (“the Canada Merger”). The combined company operates as Sirius XM Canada. We own approximately 46,700,000 Class A shares on a converted basis of CSR, representing a 37.9% equity interest and a 25.0% voting interest.

We had the following related party current asset balances attributable to Sirius XM Canada at December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
Deferred programming costs and accrued interest	$4,350	$2,500
Dividends receivable	6,176	—
Chip set and other services reimbursement	2,641	7,404
Non-interest bearing note, principal	—	4,798
Total	$13,167	$14,702

In November 2012, Sirius XM Canada declared a special cash dividend of Cdn $0.0825 per Class A shares of stock and Cdn $0.0275 per Class B shares of stock for shareholders of record on November 28, 2012 in addition to a quarterly cash dividend of the same amount for shareholders of record on the same date. We received $1,185 in December 2012 which was recorded as a reduction of our investment balance in Sirius XM Canada. As of December 31, 2012, we recorded a receivable for the remaining balance of the dividend which was due to us.

We provide Sirius XM Canada with chip sets and other services and we are reimbursed for these costs.

We had the following related party long-term asset balances attributable to Sirius XM Canada at December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
Non-interest bearing note, principal	$404	$410
Carrying value of host contract of debenture	3,877	3,490
Carrying value of embedded derivative of debenture	9	—
Investment balance*	37,983	45,061
Deferred programming costs and accrued interest	1,924	4,780
Total	$44,197	$53,741
* The investment balance includes equity method goodwill and intangible assets of $27,615 and $28,589 for the years ended December 31, 2012 and 2011, respectively.

As a result of the Canada Merger, we hold a non-interest bearing note issued by CSR. We also hold an investment in Cdn $4,000 face value of 8% convertible unsecured subordinated debentures issued by CSR, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive income, net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss).

Our interest in Sirius XM Canada is accounted for under the equity method. The excess of the cost of our ownership interest in the equity of Sirius XM Canada over our share of the net assets is recognized as goodwill and intangible assets and is included in the carrying amount of our investment. Equity method goodwill is not amortized. We periodically evaluate this investment to determine if there has been an other than temporary decline below carrying value. Equity method intangible assets are amortized over their respective useful lives, which is recorded in Interest and investment income (loss).

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

We had the following related party liability balances attributable to Sirius XM Canada at December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
Carrying value of deferred revenue for NHL games	$21,742	$24,517
Amounts due to Sirius XM Canada	—	1,804
Total current and long-term liabilities	$21,742	$26,321

In 2005, XM entered into agreements to provide XM Canada, now Sirius XM Canada after the Canada Merger, with the right to offer XM satellite radio service in Canada. The agreements have an initial ten year term and Sirius XM Canada has the unilateral option to extend the agreements for an additional five year term. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. Sirius XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements.

We recorded the following revenue from Sirius XM Canada as Other revenue in our consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2012	2011 *
Royalty income	$31,368	$13,735
Amortization of Sirius XM Canada deferred income	2,776	1,388
Licensing fee revenue	4,500	3,000
Advertising reimbursements	833	417
Total revenue from Sirius XM Canada	$39,477	$18,540
* Sirius XM Canada commenced operations in June 2011.

Our share of net earnings or losses of Sirius XM Canada are recorded to Interest and investment income (loss) in our consolidated statements of comprehensive income on a one month lag. Our share of Sirius XM Canada’s net income was $554 and $1,081 for the years ended December 31, 2012 and 2011, respectively. We recorded amortization expense related to the equity method intangible assets of $974 and $1,556 for the years ended December 31, 2012 and 2011, respectively.

Sirius Canada
We had an equity interest of 49% in Sirius Canada until June 21, 2011 when the Canada Merger closed.

In 2005, we entered into a license and services agreement with Sirius Canada. Pursuant to such agreement, we are reimbursed for certain costs incurred to provide Sirius Canada service, including certain costs incurred for the production and distribution of radios, as well as information technology support costs. In consideration for the rights granted pursuant to this license and services agreement, we had the right to receive a royalty equal to a percentage of Sirius Canada’s gross revenues based on subscriber levels (ranging between 5% and 15%) and the number of Canadian-specific channels made available to Sirius Canada.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

We recorded the following revenue from Sirius Canada. Royalty income is included in Other revenue and dividend income is included in Interest and investment income (loss) in our consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2011 *	2010
Royalty income	$9,945	$10,684
Dividend income	460	926
Total revenue from Sirius Canada	$10,405	$11,610
* Sirius Canada combined with XM Canada in June 2011.

Receivables from royalty and dividend income were utilized to absorb a portion of our share of net losses generated by Sirius Canada. Total costs reimbursed by Sirius Canada were $5,253 and $12,185 for the years ended December 31, 2011 and 2010, respectively.

Our share of net earnings or losses of Sirius Canada was recorded to Interest and investment income (loss) in our consolidated statements of comprehensive income on a one month lag. Our share of Sirius Canada’s net loss was $9,717 and $10,257 for the years ended December 31, 2011 and 2010, respectively. The payments received from Sirius Canada in excess of carrying value were $6,748 and $10,281 for the years ended December 31, 2011 and 2010, respectively.

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

We recorded the following revenue from XM Canada as Other revenue in our consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2011 *	2010
Amortization of XM Canada deferred income	$1,388	$2,776
Subscriber and activation fee royalties	5,483	10,313
Licensing fee revenue	3,000	4,500
Advertising reimbursements	833	1,083
Total revenue from XM Canada	$10,704	$18,672
* XM Canada combined with Sirius Canada in June 2011.

Our share of net earnings or losses of XM Canada was recorded to Interest and investment income (loss) in our consolidated statements of comprehensive income on a one month lag. Our share of XM Canada’s net loss was $6,045 and $12,147 for the years ended December 31, 2011 and 2010, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

General Motors and American Honda
We have a long-term distribution agreement with General Motors Company ("GM"). GM had a representative on our board of directors and was considered a related party through May 27, 2010. During the term of the agreement, GM has agreed to distribute our service. We subsidize a portion of the cost of satellite radios and make incentive payments to GM when the owners of GM vehicles with factory- or dealer- installed satellite radios become self-paying subscribers. We also share with GM a percentage of the subscriber revenue attributable to GM vehicles with factory- or dealer- installed satellite radios. GM provides certain call-center related services directly to subscribers who are also GM customers for which we reimburse GM.

We make bandwidth available to OnStar LLC for audio and data transmissions to owners of enabled GM vehicles, regardless of whether the owner is a subscriber. OnStar's use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. We also granted to OnStar a certain amount of time to use our studios on an annual basis and agreed to provide certain audio content for distribution on OnStar's services.

We have a long-term distribution agreement with American Honda. American Honda had a representative on our board of directors and was considered a related party through May 27, 2010. We have an agreement to make a certain amount of our bandwidth available to American Honda. American Honda's use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. This agreement remains in effect so long as American Honda holds a certain amount of investment in us. We make incentive payments to American Honda for each purchaser or a Honda or Acura vehicle that becomes a self-paying subscriber and we share with American Honda a portion of the subscriber revenue attributable to Honda and Acura vehicles with installed satellite radios.

We recorded the following total related party revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements above:

For the Year Ended December 31,
2010 *
GM	$12,759
American Honda	4,990
Total	$17,749
*GM and American Honda were considered related parties through May 2010.

We have incurred the following related party expenses with GM and American Honda:

	For the Year Ended December 31,
	2010 *
	GM	American Honda
Sales and marketing	$13,374	$—
Revenue share and royalties	15,823	3,167
Subscriber acquisition costs	17,514	1,969
Customer service and billing	125	—
Interest expense, net of amounts capitalized	1,421	—
Total	$48,257	$5,136
*GM and American Honda were considered related parties through May 2010.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(11)    Investments

Long Term Restricted Investments
Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of our office space. As of December 31, 2012 and 2011, our Long-term restricted investments were $3,999 and $3,973, respectively. During the year ended December 31, 2011, $250 of obligations relating to these letters of credit were terminated and a new letter of credit agreement was entered into for $826 for additional space.

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

(12)    Debt

Our debt consists of the following:

	Conversion Price (per share)	December 31, 2012	December 31, 2011
8.75% Senior Notes due 2015	N/A	$800,000	$800,000
Less: discount		(7,056)	(9,753)
9.75% Senior Secured Notes due 2015	N/A	—	257,000
Less: discount		—	(8,356)
13% Senior Notes due 2013	N/A	—	778,500
Less: discount		—	(39,504)
7% Exchangeable Senior Subordinated Notes due 2014	$1.841	550,000	550,000
Less: discount		(4,112)	(5,956)
7.625% Senior Notes due 2018	N/A	700,000	700,000
Less: discount		(9,647)	(10,898)
5.25% Senior Notes due 2022	N/A	400,000	—
Less: discount		(5,826)	—
Other debt:
Capital leases	N/A	11,861	2,941
Total debt		2,435,220	3,013,974
Less: total current maturities non-related party		4,234	1,623
Total long-term		2,430,986	3,012,351
Less: related party		208,906	328,788
Total long-term, excluding related party		$2,222,080	$2,683,563

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

Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of our common stock at an initial exchange rate of 533.3333 shares of common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of common stock. If a holder of the Exchangeable Notes elects to exchange the notes in connection with a corporate transaction that constitutes a fundamental change, the exchange rate will be increased by an additional number of shares of common stock determined by the Indenture. Due to the special cash dividend in December 2012, the conversion rate increased to 543.1372 shares per common stock per $1,000 principal amount. For a discussion of subsequent events refer to Note 18.

During the year ended December 31, 2012, the common stock reserved for exchange in connection with the Exchangeable Notes were considered to be dilutive in our calculation of diluted net income per share.

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

Senior Secured Revolving Credit Facility
In December 2012, we entered into a five-year Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions for $1,250,000. The Credit Facility is secured by substantially all our assets and the assets of our subsidiaries. The proceeds of loans under the Credit Facility will be used for working capital and other general corporate purposes, including financing acquisitions, share repurchases and dividends. Interest on borrowings is payable on a quarterly basis and accrues at a rate based on LIBOR plus an applicable rate. We are also required to pay a variable fee on the average daily unused portion of the Credit Facility which is currently 0.30% per annum and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant.

As of December 31, 2012, we have not drawn on the Credit Facility.

Retired Debt

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

During the year ended December 31, 2012, we purchased $257,000 in aggregate principal amount of the 9.75% Notes for an aggregate purchase price, including interest, of $281,698. We recognized an aggregate loss on the extinguishment of the

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

9.75% Notes of $22,184 during the year ended December 31, 2012, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.

13% Senior Notes due 2013
In July 2008, we issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). The 13% Notes would have matured on August 1, 2013. Substantially all of our domestic wholly-owned subsidiaries guaranteed our obligations under the 13% Notes.

During the year ended December 31, 2012, we purchased $778,500, in aggregate principal amount of the 13% Notes for an aggregate purchase price, including interest, of $879,133. We recognized an aggregate loss on the extinguishment of the 13% Notes of $110,542 during the year ended December 31, 2012, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.

3.25% Convertible Notes due 2011
In 2011, we purchased $168,113 of our then outstanding 3.25% Convertible Notes due 2011 (the "3.25% Notes") at prices between 100.75% and 101% of the principal amount plus accrued interest. We recognized a loss on extinguishment of debt for the 3.25% Notes of $2,291 for the year ended December 31, 2011, which consisted primarily of cash premiums paid, unamortized discount and deferred financing fees. The remainder of the 3.25% Notes was paid upon maturity in the fourth quarter of 2011.

11.25% Senior Secured Notes due 2013
In October 2010, we purchased $489,065 in aggregate principal amount of our 11.25% Senior Secured Notes due 2013 (the "11.25% Notes"). The aggregate purchase price for the 11.25% Notes was $567,927. We recorded an aggregate loss on extinguishment of the 11.25% Notes of $85,216, consisting primarily of unamortized discount, deferred financing fees and repayment premium to Loss on extinguishment of debt and credit facilities, net, in our 2010 consolidated statements of comprehensive income. The remainder of the 11.25% Notes of $36,685 was purchased in January 2011 for an aggregate purchase price of $40,376. A loss from extinguishment of debt of $4,915 associated with this purchase was recorded during the year ended December 31, 2011.

Covenants and Restrictions
Our debt generally requires compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness unless our consolidated leverage would be no greater than 5.0 times consolidated operating cash flow after the incurrence of the indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions. We also must comply with a maintenance covenant that we not exceed a total leverage ratio, calculated as total consolidated debt to consolidated operating cash flow, of 5.0 to 1.0.

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

At December 31, 2012 and 2011, we were in compliance with our debt covenants.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(13)	Stockholders’ Equity

Common Stock, par value $0.001 per share
We were authorized to issue up to 9,000,000,000 shares of common stock as of December 31, 2012 and 2011. There were 5,262,440,085 and 3,753,201,929 shares of common stock issued and outstanding as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, approximately 1,885,629,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.

Special Dividend Declared, $0.05 per share

On December 5, 2012, we declared a special cash dividend of $0.05 per share on our outstanding common stock and preferred stock, on an as-converted basis, to stockholders of record as of the close of business on December 18, 2012. The dividend was paid in cash on December 28, 2012 in the amount of $327,062.

Stock Repurchase Program

In December 2012, we announced that our board of directors approved a $2,000,000 common stock repurchase program. Shares of common stock may be purchased from time to time on the open market or in privately negotiated transactions. As of December 31, 2012, we have not repurchased any shares.

Share Lending Arrangements
To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. (“MS”) and UBS AG London Branch (“UBS”) in July 2008, under which we loaned MS and UBS an aggregate of 262,400,000 shares of our common stock in exchange for a fee of $0.001 per share. During the third quarter of 2009, MS returned to us 60,000,000 shares of our common stock borrowed. In October 2011, MS and UBS returned the remaining 202,400,000 shares loaned. The returned shares were retired upon receipt and removed from outstanding common stock. The share lending agreements have been terminated. Under GAAP, the borrowed shares were not considered outstanding for the purpose of computing and reporting our net income per common share.

We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs for our Exchangeable Notes of $12,402, $11,189 and $10,095 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the unamortized balance of the debt issuance costs was $27,652, with $27,099 recorded in Deferred financing fees, net, and $553 recorded in Long-term related party assets. As of December 31, 2011, the unamortized balance of the debt issuance costs was $40,054, with $39,253 recorded in Deferred financing fees, net, and $801 recorded in Long-term related party assets. These costs will continue to be amortized until the debt is terminated.

Other
In January 2004, Sirius Satellite Radio Inc. signed a seven-year agreement with a sports programming provider which expired in February 2011. Upon execution of this agreement, Sirius delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock were subject to transfer restrictions which lapsed over time. We recognized share-based payment expense associated with these shares of $1,568 and $5,852 in the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the value of the common stock was fully expensed.

Preferred Stock, par value $0.001 per share
We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of December 31, 2012 and 2011. There were no shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of December 31, 2012 and 2011.

There were 6,250,100 and 12,500,000 shares of Series B Preferred Stock issued and outstanding as of December 31, 2012 and 2011, respectively. In September 2012, Liberty Media converted 6,249,900 shares of the Series B Preferred Stock into 1,293,467,684 shares of common stock. The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing approximately 20% of our

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

outstanding shares of common stock (after giving effect to such conversion). As the holder of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which such shares of Series B Preferred Stock are convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and ranks senior to our common stock. For a discussion of subsequent events refer to Note 18.

Warrants
We have issued warrants to purchase shares of common stock in connection with distribution, programming and satellite purchase agreements. As of December 31, 2012 and 2011, approximately 18,455,000 and 22,506,000 warrants to acquire an equal number of shares of common stock were outstanding and fully vested. Warrants were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive for the year ended December 31, 2012. The warrants expire at various times through 2015. At December 31, 2012 and 2011, the weighted average exercise price of outstanding warrants was $2.55 and $2.63 per share, respectively. We did not incur warrant related expenses during the years ended December 31, 2012, 2011 or 2010.

			Number of Warrants Outstanding
			December 31,
(warrants in thousands)	Average Exercise Price	Expiration Date	2012	2011
NFL	$2.50	March 2015	16,667	16,718
Ford	$3.00	October 2012	—	4,000
Other distributors and programming providers	$3.00	June 2014	1,788	1,788
Total			18,455	22,506

In February 2011, Daimler AG exercised 16,500,000 warrants to purchase shares of common stock on a net settlement basis, resulting in the issuance of 7,122,951 shares of our common stock. In October 2012, the 4,000,000 Ford warrants expired.
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

(14)	Benefit Plans

We recognized share-based payment expense of $63,822, $51,622 and $54,585 for the years ended December 31, 2012, 2011 and 2010, respectively.

2009 Long-Term Stock Incentive Plan
In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of December 31, 2012, approximately 143,243,000 shares of common stock were available for future grants under the 2009 Plan.

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

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.8%	1.1%	1.7%
Expected life of options — years	5.06	5.27	5.28
Expected stock price volatility	49%	68%	85%
Expected dividend yield	0%	0%	0%

We do not intend to pay regular dividends on our common stock. Accordingly, the dividend yield percentage used in the Black-Scholes-Merton option value is set to zero for all periods.

There were no options granted to third parties, other than non-employee members of our board of directors, during the years ended December 31, 2012, 2011 and 2010.

The following table summarizes stock option activity under our share-based payment plans for the years ended December 31, 2012, 2011 and 2010 (options in thousands):

	Options	Weighted- Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2010	364,792	$1.44
Granted	71,179	$0.97
Exercised	(19,360)	$0.56
Forfeited, cancelled or expired	(14,741)	$3.58
Outstanding as of December 31, 2010	401,870	$1.32
Granted	77,450	$1.80
Exercised	(13,300)	$0.87
Forfeited, cancelled or expired	(26,440)	$4.15
Outstanding as of December 31, 2011	439,580	$1.25
Granted	58,626	$2.53
Exercised	(214,199)	$0.59
Forfeited, cancelled or expired	(9,495)	$3.09
Outstanding as of December 31, 2012	274,512	$1.92	7.29	$320,751
Exercisable as of December 31, 2012	93,822	$2.53	5.19	$89,517

(1)
The weighted-average exercise price for options outstanding and exercisable as of December 31, 2012 in the table above have been adjusted to reflect the reduction to the exercise price related to the December 28, 2012 special cash dividend.

The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $1.09, $1.04 and $0.67, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $399,794, $13,408 and $13,261, respectively.

On December 5, 2012, we declared a special cash dividend of $0.05 per share on our outstanding common stock and preferred stock, on an as-converted basis, to stockholders of record as of the close of business on December 18, 2012. The dividend was paid in cash on December 28, 2012. The compensation committee of our board of directors, which administers

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

our stock incentive plans, adjusted the exercise price of stock options issued under the plans by decreasing the exercise price by $0.05 per share. The stock options outstanding as of December 18, 2012 were adjusted on December 28, 2012. This adjustment did not result in any additional incremental share-based payment expense being recognized.

We recognized share-based payment expense associated with stock options of $60,299, $48,038 and $44,833 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes the nonvested restricted stock and restricted stock unit activity under our share-based payment plans for the years ended December 31, 2012, 2011 and 2010 (shares in thousands):

	Shares	Grant Date Fair Value
Nonvested as of January 1, 2010	6,919	$2.65
Granted	—	$—
Vested restricted stock awards	(4,039)	$2.85
Vested restricted stock units	(192)	$2.92
Forfeited	(291)	$2.72
Nonvested as of December 31, 2010	2,397	$2.57
Granted	—	$—
Vested restricted stock awards	(1,854)	$3.30
Vested restricted stock units	(101)	$3.08
Forfeited	(21)	$3.05
Nonvested as of December 31, 2011	421	$1.46
Granted	8	$—
Vested restricted stock awards	—	$—
Vested restricted stock units	—	$—
Forfeited	—	$—
Nonvested as of December 31, 2012	429	$1.46

The total intrinsic value of restricted stock and restricted stock units that vested during the years ended December 31, 2012, 2011 and 2010 was $0, $3,178 and $3,927, respectively.

We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $0, $543 and $7,397 for the years ended December 31, 2012, 2011 and 2010, respectively.

No restricted stock units were granted during 2011 or 2010. In connection with the special cash dividend paid in December 2012, we granted 8,000 incremental restricted stock units to prevent the economic dilution of the holders of our restricted stock units. This grant did not result in any additional incremental share-based payment expense being recognized.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units and shares granted to employees and members of our board of directors at December 31, 2012 and December 31, 2011, net of estimated forfeitures, was $129,010 and $129,983, respectively. The total unrecognized compensation costs at December 31, 2012 are expected to be recognized over a weighted-average period of three years.

401(k) Savings Plan

We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees.

The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary. For the years ended December 31, 2012, 2011 and 2010, these matching contributions were made in the form of

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

shares of our common stock. Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions. Share-based payment expense resulting from the matching contribution to the Sirius XM Plan was $3,523, $3,041 and $2,356 for the years ended December 31, 2012, 2011 and 2010, respectively.

We may also elect to contribute to the profit sharing portion of the Sirius XM Plan based upon the total eligible compensation of eligible participants. These additional contributions are determined by the compensation committee of our board of directors. We did not contribute to the profit sharing portion of the Sirius XM Plan in 2012, 2011 or 2010.

(15)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt obligations	$4,234	$553,406	$803,355	$866	$—	$1,100,000	$2,461,861
Cash interest payments	186,552	186,918	113,285	78,193	78,865	158,375	802,188
Satellite and transmission	67,170	27,620	13,874	4,351	3,484	20,334	136,833
Programming and content	219,450	187,964	173,959	23,613	11,125	—	616,111
Marketing and distribution	20,825	12,650	6,385	3,878	568	381	44,687
Satellite incentive payments	9,211	12,377	11,478	12,311	13,259	69,066	127,702
Operating lease obligations	38,434	32,190	34,805	24,727	18,568	206,426	355,150
Other	59,848	21,534	3,572	1,071	278	23	86,326
Total (1)	$605,724	$1,034,659	$1,160,713	$149,010	$126,147	$1,554,605	$4,630,858

(1)
The table does not include our reserve for uncertain tax positions, which at December 31, 2012 totaled $1,432, as the specific timing of any cash payments cannot be projected with reasonable certainty.

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

Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of four of XM’s in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s satellites. As of December 31, 2012, we have accrued $27,832 related to contingent in-orbit performance payments for our XM-3 and XM-4 satellites based on expected operating performance over their fifteen-year design life. Boeing may also be entitled to an additional $10,000 if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Space Systems/Loral, a manufacturer of our in-orbit satellites, may be entitled to future in-orbit performance payments. As of December 31, 2012, we have accrued $8,663 and $21,450 related to contingent performance payments for our FM-5 and XM-5 satellites, respectively, based on their expected operating performance over their fifteen-year design life.

Operating lease obligations.    We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases that have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods. Total rent recognized in connection with leases for the years ended December 31, 2012, 2011 and 2010 was $37,474, $34,143 and $36,652, respectively.

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

Legal Proceedings
In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below. These claims are at various stages of arbitration or adjudication.
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
Other Matters. In the ordinary course of business, we are a defendant in various other lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these other actions are, in our opinion, likely to have a material adverse effect on our business, financial condition or results of operations.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(16)    Income Taxes

Our income tax expense consisted of the following:

	For the Years Ended December 31,
	2012	2011	2010
Current taxes:
Federal	$—	$—	$—
State	1,319	3,229	942
Foreign	2,265	2,741	1,370
Total current taxes	3,584	5,970	2,312
Deferred taxes:
Federal	(2,729,823)	3,991	4,163
State	(271,995)	4,273	(1,855)
Total deferred taxes	(3,001,818)	8,264	2,308
Total income tax (benefit) expense	$(2,998,234)	$14,234	$4,620

The following table indicates the significant elements contributing to the difference between the federal tax (benefit) expense at the statutory rate and at our effective rate:

	For the Years Ended December 31,
	2012	2011	2010
Federal tax expense, at statutory rate	$166,064	$154,418	$16,678
State income tax expense, net of federal benefit	16,606	15,751	1,620
State income rate changes	2,251	3,851	(2,252)
Non-deductible expenses	477	457	4,130
Change in valuation allowance	(3,195,651)	(166,452)	(21,749)
Other, net	12,019	6,209	6,193
Income tax (benefit) expense	$(2,998,234)	$14,234	$4,620

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are represented below:

	For the Years Ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$2,493,239	$3,025,621
GM payments and liabilities	80,742	194,976
Deferred revenue	511,700	410,812
Severance accrual	46	21
Accrued bonus	23,798	17,296
Expensed costs capitalized for tax	26,569	35,227
Loan financing costs	428	1,575
Investments	39,915	40,880
Stock based compensation	64,636	89,862
Other	34,705	42,924
Total deferred tax assets	3,275,778	3,859,194
Deferred tax liabilities:
Depreciation of property and equipment	(185,007)	(405,892)
FCC license	(772,550)	(781,742)
Other intangible assets	(165,227)	(188,988)
Other	—	(189)
Total deferred tax liabilities	(1,122,784)	(1,376,811)
Net deferred tax assets before valuation allowance	2,152,994	2,482,383
Valuation allowance	(9,835)	(3,360,740)
Total net deferred tax asset (liability)	$2,143,159	$(878,357)
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences can be carried forward under tax law. Management's evaluation of the realizability of deferred tax assets considers both positive and negative evidence, including historical financial performance, scheduled reversal of deferred tax assets and liabilities, projected taxable income and tax planning strategies in making this assessment. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.
For the year ended December 31, 2012, our deferred tax asset valuation allowance decreased by $3,350,905 in response to cumulative positive evidence in 2012 which outweighed the historical negative evidence from our emergence from cumulative losses in recent years and updated assessments regarding that it was more likely than not that our deferred tax assets will be realized.  Realization of the net deferred tax assets is dependent on our generation of sufficient future taxable income to obtain benefit from the reversal of temporary differences, primarily related to gross net operating loss carryforwards of approximately $6,571,519. In addition to the gross book net operating loss carryforwards, we have $599,153 of excess share-based compensation deductions that will not be realized until we utilize $6,571,519 of net operating losses, resulting in an approximate gross operating loss carryforward on our tax return of $7,170,672 or $2,493,239 tax effected. As of December 31, 2012, the deferred tax asset valuation allowance of $9,835 relates to deferred tax assets that are not likely to be realized due to certain state net operating loss limitations. These net operating loss carryforwards expire on various dates beginning in 2017 and ending in 2028.
There is no current U.S. federal income tax provision, as all federal taxable income was offset by utilizing U.S. federal net operating loss carryforwards. The state income tax provision is primarily related to taxable income in certain states that have suspended the ability to use net operating loss carryforwards. The foreign income tax provision is primarily related to foreign withholding taxes related to royalty income between us and our Canadian affiliate.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

As of December 31, 2012 and 2011, the gross liability for income taxes associated with uncertain state tax positions was $1,432, respectively. If recognized, $1,432 of unrecognized tax benefits would affect the effective tax rate. This liability is recorded in Other long-term liabilities. No penalties have been accrued for. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2012 will significantly increase or decrease during the twelve-month period ending December 31, 2013; however, various events could cause our current expectations to change in the future. Should our position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in our consolidated statements of comprehensive income as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. We have recorded interest expense of $55 and $92 for the years ended December 31, 2012 and 2011, respectively, related to our unrecognized tax benefits presented below.
Changes in our uncertain income tax positions, from January 1 through December 31 are presented below:

	2012	2011
Balance, beginning of year	$1,432	$942
Additions for tax positions from prior years	—	490
Balance, end of year	$1,432	$1,432

We have federal and certain state income tax audits pending. We do not expect the ultimate disposition of these audits to have a material adverse affect on our financial position or results of operations.

(17)    Quarterly Financial Data--Unaudited

Our quarterly results of operations are summarized below:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2012
Total revenue	$804,722	$837,543	$867,360	$892,415
Cost of services	$(292,309)	$(293,975)	$(314,204)	$(328,882)
Income from operations	$199,238	$227,942	$231,749	$213,096
Net income	$107,774	$3,134,170	$74,514	$156,244
Net income per common share--basic (1) (2)	$0.02	$0.49	$0.01	$0.02
Net income per common share--diluted (1)	$0.02	$0.48	$0.01	$0.02
2011
Total revenue	$723,839	$744,397	$762,550	$783,738
Cost of services	$(270,689)	$(273,331)	$(277,360)	$(299,719)
Income from operations	$164,172	$172,982	$184,488	$154,475
Net income	$78,121	$173,319	$104,185	$71,336
Net income per common share--basic (1) (2)	$0.01	$0.03	$0.02	$0.01
Net income per common share--diluted (1)	$0.01	$0.03	$0.02	$0.01

(1)
The sum of quarterly net income per share applicable to common stockholders (basic and diluted) does not necessarily agree to the net income per share for the year due to the timing of our common stock issuances.

(2)
We identified and corrected an immaterial error affecting the historical presentation of basic earnings per share. The adjustment reflects the Series B Preferred Stock held by Liberty Media as participating securities as the holders of such preferred stock may participate in dividends and distributions ratably with holders of our common stock on an as-converted basis as disclosed in Footnote 3. The effects of the error were not material to any previously reported quarterly or annual period. The corrected net income per common share--basic calculations are presented in the quarterly results of operations table. The previously reported net income per common share--basic for the three months ended March 31, 2012 and June 30, 2012 were $0.03 and $0.83, respectively. The previously reported net income per common share--basic for the six months ended June 30, 2012 was $0.86 and the adjusted net income per

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

common share--basic was $0.51. The previously reported net income per common share--basic for the three month ended March 31, 2011, June 30, 2011, and December 31, 2011 were $0.02, $0.05 and $0.02, respectively. The previously reported net income per common share--basic for the six months ended June 30, 2011 was $0.07 and the adjusted net income per common share--basic was $0.04.

(18)    Subsequent Events

On January 3, 2013, the Federal Communications Commission granted Liberty Media approval to acquire de jure control of us. On January 17, 2013, Liberty Media filed a Form 4 with the Securities and Exchange Commission indicating that on January 15, 2013 it, indirectly through its subsidiaries, purchased an additional 50,000,000 shares of our common stock. On January 18, 2013, Liberty Radio, LLC, a wholly-owned subsidiary of Liberty Media and the holder of all of the outstanding shares of our Series B Preferred Stock, converted all of its Series B Preferred Stock into 1,293,509,076 shares of our common stock. As a result of this recent purchase and conversion Liberty Media beneficially owned as of January 17, 2013, directly and indirectly, an aggregate of 3,292,800,311 shares of our common stock, representing approximately 50.21% of all the outstanding shares of our common stock.

As a result of the foregoing, a Fundamental Change occurred on January 17, 2013 under the indenture governing the Exchangeable Notes. In accordance with the indenture, on February 1, 2013, we made an offer to each holder of Exchangeable Notes to: (i) have the Company repurchase his or her Exchangeable Notes at a purchase price in cash equal to $1,000 per $1,000 principal amount of the Notes (plus accrued and unpaid interest to, but excluding March 1, 2013); or (ii) exchange his or her Exchangeable Notes for our common stock, at an exchange rate of 581.3112 shares per $1,000 principal amount of Notes, on or prior to March 1, 2013. This exchange rate is a benefit to the holders compared to an exchange rate of 543.1372 shares of common stock in effect prior to occurrence of such Fundamental Change. A holder of the Exchangeable Notes may also elect to retain his or her Notes pursuant to their terms through maturity on December 1, 2014, or otherwise transfer or exchange them in the ordinary course.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
Schedule II--Schedule of Valuation and Qualifying Accounts

(in thousands)	Balance January 1,	Charged to Expenses (Benefit)	Write-offs/ Payments/ Other	Balance December 31,
Description
2010
Allowance for doubtful accounts	$8,667	32,379	(30,824)	$10,222
Deferred tax assets—valuation allowance	$3,615,332	(21,749)	(42,295)	$3,551,288
2011
Allowance for doubtful accounts	$10,222	33,164	(33,454)	$9,932
Deferred tax assets—valuation allowance	$3,551,288	(166,452)	(24,096)	$3,360,740
2012
Allowance for doubtful accounts	$9,932	34,548	(32,769)	$11,711
Deferred tax assets—valuation allowance	$3,360,740	(3,195,651)	(155,254)	$9,835

EXHIBIT INDEX

Exhibit	Description

3.1
Amended and Restated Certificate of Incorporation of the Company, dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

3.2
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 1, 2008).

3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated December 18, 2008 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-3 dated December 30, 2008).

3.4
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 29, 2009 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated July 1, 2009).

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6
Certificate of Amendment of the Amended and Restated By-Laws of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated August 1, 2008).

3.7
Certificate of Designations of Series B-1 Convertible Perpetual Preferred Stock of the Company, dated March 5, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 6, 2009).

3.8	Certificate of Ownership and Merger, dated January 12, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated January 12, 2011).

4.1	Form of certificate for shares of the Company's common stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 33-74782)).

4.2
Indenture, dated as of August 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment LLC, XM Radio Inc., the Company and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.80 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.3
Registration Rights Agreement, dated August 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., the Company, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.81 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.4
Form of Media-Based Incentive Warrant, dated as of January 27, 2009, issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

4.5
Investment Agreement, dated as of February 17, 2009, among the Company and Liberty Radio LLC (incorporated by reference to Exhibit 4.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

4.6
Indenture, dated as of March 17, 2010, among the Company, the guarantors thereto and U.S. Bank National Association, as trustee, relating to the 8.75% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 19, 2010).

4.7
Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to XM Satellite Radio Inc.'s Quarterly Report on Form 10-Q filed on May 7, 2010).

4.8
Indenture, dated as of October 27, 2010, among XM Satellite Radio Inc., the guarantors thereto and U.S. Bank National Association, as trustee, relating to the 7.625% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Inc.'s Current Report on Form 8-K filed on October 28, 2010).

Exhibit	Description

4.9
Supplemental Indenture, dated January 12, 2011, by and among XM Satellite Radio Inc., the Company, certain subsidiaries thereof and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on January 12, 2011).

4.10
Supplemental Indenture, dated January 12, 2011, by and among XM Satellite Radio Inc., the Company, certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 7.625% Senior Notes due 2018 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on January 12, 2011).

4.11
Supplemental Indenture, dated January 12, 2011, by and among the Company, certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 8.75% Senior Notes due 2015 (incorporated by reference to Exhibit 4.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010).

4.12
Indenture, dated as of August 13, 2012, among the Company, the guarantors thereto and U.S. Bank National Association, as trustee, relating to the Company's 5.25% Senior Notes due 2022 (incorporated by reference to the Company's Current Report on Form 8-K filed on August 14, 2012).

4.13
Credit Agreement, dated as of December 5, 2012 among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed on December 10, 2012).

**10.1
Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-1, File No. 333-83619).

**10.2
Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007).

***10.3
Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007).

**10.4
Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-3, File No. 333-89132).

10.5
Assignment and Novation Agreement, dated as of December 5, 2001, between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed on December 6, 2001).

**10.6
Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed on December 6, 2001).

10.7
Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed on January 29, 2003).

**10.8
Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.9
Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit	Description

**10.10
December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.11	Form of Option Agreement between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

*10.12
Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 5 to XM Satellite Radio Holdings Inc.'s Registration Statement on Form S-1, File No. 333-83619).

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

*10.17
First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 12, 2005).

*10.18	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed June 1, 2007).

*10.19	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.'s Current Report on Form 8-K filed June 1, 2007).

*10.20
XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.21
Sirius XM Radio 401(k) Savings Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).

*10.22
Second Amendment, dated as of February 12, 2008, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 2008).

*10.23
Employment Agreement, dated as of September 26, 2008, between the Company and Dara F. Altman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 1, 2008).

*10.24	Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 dated July 1, 2009).

*10.25
Employment Agreement, dated as of July 28, 2009, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 29, 2009).

*10.26
Employment Agreement, dated as of October 14, 2009, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 16, 2009).

*10.27
Employment Agreement, dated as of January 14, 2010, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 15, 2010).

*10.28
First Amendment, dated as of February 14, 2011, to the Employment Agreement dated as of October 14, 2009, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 15, 2011).

*10.29	Employment Agreement, dated as of July 21, 2011, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 22, 2011).

Exhibit	Description

*10.30
Employment Agreement, dated as of August 23, 2011, between the Company and Dara F. Altman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 24, 2011).

*10.31
Second Amendment, dated as of March 5, 2012, to the Employment Agreement, dated as of October 14, 2009, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 5, 2012).

*10.32
Third Amendment, dated as of December 18, 2012, to the Employment Agreement, dated as of October 14, 2009, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2012).

*10.33	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

*10.34	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2
Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.1
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (ii) Consolidated Balance Sheets as of December 31, 2012 and 2011; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

 ____________________

*	This document has been identified as a management contract or compensatory plan or arrangement.

**
Pursuant to the Commission's Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

***	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.

E-4