Form 10-Q
period 2013-03-31
SIRIUS XM RADIO INC.
filed 2013-04-30
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 26, 2013)
COMMON STOCK, $0.001 PAR VALUE	6,382,193,346	SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Revenue:
Subscriber revenue	$783,342	$700,242
Advertising revenue	20,211	18,670
Equipment revenue	18,156	16,953
Other revenue	75,689	68,857
Total revenue	897,398	804,722
Operating expenses:
Cost of services:
Revenue share and royalties	148,531	132,111
Programming and content	74,610	70,095
Customer service and billing	80,394	66,187
Satellite and transmission	19,695	18,110
Cost of equipment	7,027	5,806
Subscriber acquisition costs	116,111	116,121
Sales and marketing	65,899	58,361
Engineering, design and development	14,842	12,690
General and administrative	56,340	59,886
Depreciation and amortization	67,018	66,117
Total operating expenses	650,467	605,484
Income from operations	246,931	199,238
Other income (expense):
Interest expense, net of amounts capitalized	(46,174)	(76,971)
Loss on extinguishment of debt and credit facilities, net	—	(9,971)
Interest and investment income (loss)	1,638	(1,142)
Other income (loss)	247	(578)
Total other expense	(44,289)	(88,662)
Income before income taxes	202,642	110,576
Income tax expense	(79,040)	(2,802)
Net income	$123,602	$107,774
Foreign currency translation adjustment, net of tax	(172)	(56)
Total comprehensive income	$123,430	$107,718
Net income per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
Weighted average common shares outstanding:
Basic	6,259,803	3,767,443
Diluted	6,606,276	6,537,728
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$206,727	$520,945
Accounts receivable, net	107,875	106,142
Receivables from distributors	102,762	104,425
Inventory, net	20,095	25,337
Prepaid expenses	171,248	122,157
Related party current assets	8,255	13,167
Deferred tax asset	970,231	923,972
Other current assets	12,060	12,037
Total current assets	1,599,253	1,828,182
Property and equipment, net	1,542,970	1,571,922
Long-term restricted investments	3,999	3,999
Deferred financing fees, net	32,747	38,677
Intangible assets, net	2,507,019	2,519,610
Goodwill	1,815,365	1,815,365
Related party long-term assets	41,258	44,954
Long-term deferred tax asset	1,089,440	1,219,256
Other long-term assets	11,146	12,878
Total assets	$8,643,197	$9,054,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$516,526	$587,652
Accrued interest	65,008	33,954
Current portion of deferred revenue	1,516,608	1,474,138
Current portion of deferred credit on executory contracts	140,389	207,854
Current maturities of long-term debt	3,955	4,234
Related party current liabilities	12,647	6,756
Total current liabilities	2,255,133	2,314,588
Deferred revenue	162,461	159,501
Deferred credit on executory contracts	4,230	5,175
Long-term debt	2,175,270	2,222,080
Long-term related party debt	209,073	208,906
Related party long-term liabilities	18,272	18,966
Other long-term liabilities	81,377	86,062
Total liabilities	4,905,816	5,015,278
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at March 31, 2013 and December 31, 2012:
Convertible perpetual preferred stock, series B-1 (liquidation preference of $0.001 per share); 0 and 6,250,100 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	6
Common stock, par value $0.001; 9,000,000,000 shares authorized; 6,442,718,811 and 5,262,440,085 shares issued; 6,433,648,535 and 5,262,440,085 shares outstanding, at March 31, 2013 and December 31, 2012, respectively	6,443	5,263
Accumulated other comprehensive (loss) income, net of tax	(52)	120
Additional paid-in capital	9,946,701	10,345,566
Treasury stock, at cost; 9,070,276 and 0 shares of common stock at March 31, 2013 and December 31, 2012, respectively	(27,923)	—
Accumulated deficit	(6,187,788)	(6,311,390)
Total stockholders’ equity	3,737,381	4,039,565
Total liabilities and stockholders’ equity	$8,643,197	$9,054,843
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Convertible Perpetual Preferred Stock, Series B-1		Common Stock				Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2012	6,250,100	$6	5,262,440,085	$5,263	$120	$10,345,566	—	$—	$(6,311,390)	$4,039,565
Comprehensive income, net of tax	—	$—	—	$—	$(172)	$—	—	$—	$123,602	$123,430
Share-based payment expense	—	$—	—	$—	$—	$14,518	—	$—	$—	$14,518
Exercise of options and vesting of restricted stock units	—	$—	7,195,283	$7	$—	$8,399	—	$—	$—	$8,406
Conversion of preferred stock to common stock	(6,250,100)	$(6)	1,293,509,076	$1,293	$—	$(1,287)	—	$—	$—	$—
Conversion of Exchangeable Notes to common stock	—	$—	27,687,850	$28	$—	$45,069	—	$—	$—	$45,097
Common stock repurchased	—	$—	—	$—	$—	$—	157,183,759	$(493,635)	$—	$(493,635)
Common stock retired	—	$—	(148,113,483)	$(148)	$—	$(465,564)	(148,113,483)	$465,712	$—	$—
Balance at March 31, 2013	—	$—	6,442,718,811	$6,443	$(52)	$9,946,701	9,070,276	$(27,923)	$(6,187,788)	$3,737,381
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$123,602	$107,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,018	66,117
Non-cash interest expense, net of amortization of premium	5,442	10,647
Provision for doubtful accounts	11,410	6,208
Amortization of deferred income related to equity method investment	(694)	(694)
Loss on extinguishment of debt and credit facilities, net	—	9,971
(Gain) loss on unconsolidated entity investments, net	(1,345)	422
Dividend received from unconsolidated entity investment	9,674	—
Loss on disposal of assets	124	—
Share-based payment expense	14,518	14,951
Deferred income taxes	83,631	1,572
Other non-cash purchase price adjustments	(70,459)	(73,956)
Changes in operating assets and liabilities:
Accounts receivable	(13,143)	(12,838)
Receivables from distributors	1,663	(11,220)
Inventory	5,242	(80)
Related party assets	26	8,347
Prepaid expenses and other current assets	(51,815)	(65,753)
Other long-term assets	1,730	8,256
Accounts payable and accrued expenses	(97,537)	(96,859)
Accrued interest	31,054	7,157
Deferred revenue	47,480	56,182
Related party liabilities	5,891	2,239
Other long-term liabilities	(4,597)	1,505
Net cash provided by operating activities	168,915	39,948
Cash flows from investing activities:
Additions to property and equipment	(26,434)	(25,187)
Net cash used in investing activities	(26,434)	(25,187)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,946	22,765
Payment of premiums on redemption of debt	—	(6,602)
Repayment of long-term borrowings	(1,933)	(58,338)
Common stock repurchased and retired	(465,712)	—
Net cash used in financing activities	(456,699)	(42,175)
Net decrease in cash and cash equivalents	(314,218)	(27,414)
Cash and cash equivalents at beginning of period	520,945	773,990
Cash and cash equivalents at end of period	$206,727	$746,576
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$2,928	$56,129
Non-cash investing and financing activities:
Conversion of Series B preferred stock to common stock	$1,293	$—
Treasury stock not yet retired	$27,923	$—
Conversion of 7% Exchangeable Notes to common stock, net of debt issuance and deferred financing costs	$45,097	$—

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(1)	Business & Basis of Presentation
Business
We broadcast our music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus new features such as SiriusXM On Demand and MySXM, over the Internet, including through applications for mobile devices. We have agreements with every major automaker (“OEMs”) to offer satellite radios as factory or dealer-installed equipment in their vehicles from which we acquire a majority of our subscribers. We also acquire subscribers through marketing campaigns to owners of factory-installed satellite radios that are not currently subscribing to our services. Additionally, we distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.

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

In certain cases, automakers and dealers include a subscription to our radio services in the sale or lease price of new or previously owned vehicles. The length of these trial subscriptions varies, but is typically three to twelve months. In many cases, we receive subscription payments for these trials from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

Liberty Media Corporation beneficially owned as of March 31, 2013, directly and indirectly, over 50% of the outstanding shares of our common stock. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries, Atlanta National League Baseball Club, Inc. and TruePosition, Inc., its interests in Live Nation Entertainment, Barnes & Noble, and minority equity investments in Time Warner Inc. and Viacom.
Principles of Consolidation
The accompanying consolidated financial statements of Sirius XM Radio Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements presented in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
Basis of Presentation
Certain amounts in our prior period consolidated financial statements have been reclassified to conform to our current period presentation. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been made.

Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 6, 2013.

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include asset impairment, depreciable lives of our satellites, share-based payment expense, and income taxes.

(2)	Summary of Significant Accounting Policies
Fair Value of Financial Instruments
The fair value for publicly traded instruments is determined using quoted market prices while the fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of March 31, 2013 and December 31, 2012, the carrying value of our debt was $2,388,298 and $2,435,220, respectively; and the fair value approximated $2,974,112 and $3,055,076, respectively. The carrying value of our investment in Sirius XM Canada was $35,561 and $37,983 as of March 31, 2013 and December 31, 2012, respectively; and the fair value approximated $295,400 and $290,900 as of March 31, 2013 and December 31, 2012, respectively.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive (loss) of $(52) was primarily comprised of the cumulative foreign currency translation adjustments related to our interest in Sirius XM Canada. During the three months ended March 31, 2013, we recorded a foreign currency translation adjustment of $(172), which was recorded net of a tax benefit of $83.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard is effective for interim and annual periods beginning after December 15, 2012 and is to be applied on a prospective basis. We adopted ASU 2013-02 and will disclose significant amounts reclassified out of accumulated other comprehensive income as such transactions arise. ASU 2013-02 affects financial statement presentation only and has no impact on our results of unaudited consolidated financial statements.

(3)	Earnings per Share
We utilize the two-class method in calculating basic net income per common share, as our Series B Preferred Stock was considered to be participating securities. Basic net income per common share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, preferred stock, warrants, stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method.
On January 18, 2013, Liberty Media converted its remaining 6,250,100 outstanding shares of the Series B Preferred Stock into 1,293,509,076 shares of common stock. Therefore, we had no participating securities as of March 31, 2013 and the converted shares were reflected in our basic net income per common share calculation.
Common stock equivalents of approximately 349,681,000 and 443,764,000 for the three months ended March 31, 2013 and 2012, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Numerator:
Net income	$123,602	$107,774
Less:
Allocation of undistributed income to Series B Preferred Stock	(4,905)	(43,876)
Net income available to common stockholders for basic net income per common share	118,697	63,898
Add back:
Allocation of undistributed income to Series B Preferred Stock	4,905	43,876
Net income available to common stockholders for diluted net income per common share	$123,602	$107,774
Denominator:
Weighted average common shares outstanding for basic net income per common share	6,259,803	3,767,443
Weighted average impact of assumed Series B Preferred Stock conversion	258,702	2,586,977
Weighted average impact of other dilutive equity instruments	87,771	183,308
Weighted average shares for diluted net income per common share	6,606,276	6,537,728
Net income per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

(4)	Accounts Receivable, net

Accounts receivable, net, are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon our assessment of various factors. We consider historical experience, the age of the receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay. Bad debt is included in Customer service and billing expense in our unaudited consolidated statements of comprehensive income.

Accounts receivable, net, consists of the following:

	March 31, 2013	December 31, 2012
Gross accounts receivable	$121,783	$117,853
Allowance for doubtful accounts	(13,908)	(11,711)
Total accounts receivable, net	$107,875	$106,142

Receivables from distributors include billed and unbilled amounts due from OEMs for radio services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	March 31, 2013	December 31, 2012
Billed	$56,996	$53,057
Unbilled	45,766	51,368
Total	$102,762	$104,425

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
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

Inventory, net, consists of the following:

	March 31, 2013	December 31, 2012
Raw materials	$16,582	$17,717
Finished goods	20,694	23,779
Allowance for obsolescence	(17,181)	(16,159)
Total inventory, net	$20,095	$25,337

(6)	Goodwill

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

As of March 31, 2013, there were no indicators of impairment, and no impairment loss was recorded for goodwill during the three months ended March 31, 2013 and 2012. As of March 31, 2013, the cumulative balance of goodwill impairment that had been recorded since the merger of our wholly owned subsidiary, Vernon Merger Corporation, with and into XM Satellite Radio Holdings Inc. in July 2008 (the "Merger") was $4,766,190, which was recognized during the year ended December 31, 2008.

(7)	Intangible Assets

As a result of the Merger, certain intangible assets formerly held by XM Satellite Radio Holdings Inc. were recorded at fair value. These intangible assets consist of the following:

		March 31, 2013			December 31, 2012
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(243,195)	136,805	380,000	(233,317)	146,683
Licensing agreements	9.1 years	78,489	(46,665)	31,824	78,489	(44,161)	34,328
Proprietary software	6 years	16,552	(12,932)	3,620	16,552	(12,777)	3,775
Developed technology	10 years	2,000	(933)	1,067	2,000	(883)	1,117
Leasehold interests	7.4 years	132	(83)	49	132	(79)	53
Total intangible assets		$2,810,827	$(303,808)	$2,507,019	$2,810,827	$(291,217)	$2,519,610

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
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

We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our licenses expires:

FCC satellite licenses	Expiration year
SIRIUS FM-1	2017
SIRIUS FM-2	2017
SIRIUS FM-3	2017
SIRIUS FM-5	2017
SIRIUS FM-6 (1)
XM-1	2014
XM-2	2014
XM-3	2021
XM-4	2014
XM-5	2018

(1)	We hold an FCC license for our FM-6 satellite, which will expire eight years from when this satellite is launched and placed into operation.

Prior to expiration, we are required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of March 31, 2013, there were no legal, regulatory or contractual limitations associated with the XM trademark.

Our annual impairment assessment of our indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. At the date of our annual assessment in 2012 and 2011, our impairment assessment of fair value of our indefinite intangible assets indicated that such assets substantially exceeded their carrying value. As of March 31, 2013, there were no indicators of impairment, and no impairment loss was recorded for intangible assets with indefinite lives during the three months ended March 31, 2013 and 2012.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Amortization expense for all definite life intangible assets was $12,591 and $13,926 for the three months ended March 31, 2013 and 2012, respectively. Expected amortization expense for the remaining period in 2013, each of the fiscal years 2014 through 2017 and for periods thereafter is as follows:

Year ending December 31,	Amount
2013	$34,730
2014	38,852
2015	35,535
2016	32,521
2017	19,557
Thereafter	12,170
Total definite life intangible assets, net	$173,365

(8)	Interest Costs

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

	For the Three Months Ended March 31,
	2013	2012
Interest costs charged to expense	$46,174	$76,971
Interest costs capitalized	7,970	7,954
Total interest costs incurred	$54,144	$84,925

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $5,442 and $10,647 for the three months ended March 31, 2013 and 2012, respectively.

(9)	Property and Equipment

Property and equipment, net, consists of the following:

	March 31, 2013	December 31, 2012
Satellite system	$1,943,537	$1,943,537
Terrestrial repeater network	112,532	112,482
Leasehold improvements	45,051	44,938
Broadcast studio equipment	56,478	55,823
Capitalized software and hardware	251,480	232,753
Satellite telemetry, tracking and control facilities	62,608	62,734
Furniture, fixtures, equipment and other	64,447	76,028
Land	38,411	38,411
Building	57,850	57,816
Construction in progress	422,195	417,124
Total property and equipment	3,054,589	3,041,646
Accumulated depreciation and amortization	(1,511,619)	(1,469,724)
Property and equipment, net	$1,542,970	$1,571,922

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Construction in progress consists of the following:

	March 31, 2013	December 31, 2012
Satellite system	$384,989	$376,825
Terrestrial repeater network	19,764	17,224
Other	17,442	23,075
Construction in progress	$422,195	$417,124

Depreciation expense on property and equipment was $54,427 and $52,191 for the three months ended March 31, 2013 and 2012, respectively.

We retired equipment of $12,656 during the three months ended March 31, 2013 and recognized a loss on disposal of assets of $124.

Satellites
We currently own a fleet of nine orbiting satellites. The chart below provides certain information on these satellites:

Satellite Designation	Year Delivered	Estimated End of Depreciable Life
FM-1	2000	2013
FM-2	2000	2013
FM-3	2000	2015
FM-5	2009	2024
XM-1*	2001	2013
XM-2*	2001	2013
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025
* Satellite was fully depreciated as of March 31, 2013.

We own four orbiting satellites for use in the Sirius system. We own five orbiting satellites for use in the XM system. Four of these satellites were manufactured by Boeing Satellite Systems International and five were manufactured by Space Systems/Loral.

During the three months ended March 31, 2013 and 2012, we capitalized expenditures, including interest, of $8,164 and $8,665, respectively, related to the construction of our FM-6 satellite and related launch vehicle.

(10)	Related Party Transactions

We had the following related party balances at March 31, 2013 and December 31, 2012:

	Related party current assets		Related party long-term assets		Related party current liabilities		Related party long-term liabilities		Related party long-term debt
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Liberty Media	$—	$—	$675	$757	$8,408	$3,980	$—	$—	$209,073	$208,906
Sirius XM Canada	8,255	13,167	40,583	44,197	4,239	2,776	18,272	18,966	—	—
Total	$8,255	$13,167	$41,258	$44,954	$12,647	$6,756	$18,272	$18,966	$209,073	$208,906

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Liberty Media

In February and March 2009, we entered into several transactions to borrow up to $530,000 from Liberty Media Corporation and its affiliates. All of these loans were repaid in 2009.

As part of the transactions with Liberty Media, in February 2009, we entered into an investment agreement (the “Investment Agreement”) with Liberty Radio, LLC, an indirect wholly-owned subsidiary of Liberty Media. Pursuant to the Investment Agreement, we issued to Liberty Radio, LLC 12,500,000 shares of our Convertible Perpetual Preferred Stock, Series B-1 (the “Series B Preferred Stock”) with a liquidation preference of $0.001 per share in partial consideration for the loan investments. The Series B Preferred Stock was convertible into approximately 40% of our outstanding shares of common stock (after giving effect to such conversion).

In September 2012, Liberty Radio, LLC converted 6,249,900 shares of the Series B Preferred Stock into 1,293,467,684 shares of our common stock. In January 2013, the Federal Communications Commission granted Liberty Media approval to acquire de jure control of us and Liberty Radio, LLC converted its remaining Series B Preferred Stock into 1,293,509,076 shares of our common stock. In addition, Liberty Media, indirectly through its subsidiaries, purchased an additional 50,000,000 shares of our common stock. As a result of these conversions of Series B Preferred Stock and additional purchases of shares of our common stock, Liberty Media beneficially owned, directly and indirectly, over 50% of our outstanding common stock as of March 31, 2013.

Five current Liberty Media executives are members of our board of directors, and Liberty Media has designated three additional members of our board of directors. Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

Liberty Media has advised us that as of March 31, 2013 and December 31, 2012, respectively, it also owned the following:

	March 31, 2013	December 31, 2012
8.75% Senior Notes due 2015	$150,000	$150,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000
7.625% Senior Notes due 2018	50,000	50,000
Total principal debt	211,000	211,000
Less: discounts	1,927	2,094
Total carrying value of debt	$209,073	$208,906

As of March 31, 2013 and December 31, 2012, we recorded $8,408 and $3,980, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $4,677 and $8,994 for the three months ended March 31, 2013 and 2012, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Sirius XM Canada
In January 2013, Canadian Satellite Radio Holdings Inc., the parent company of Sirius XM Canada, changed its name to Sirius XM Canada Holdings Inc. We own approximately 46,700,000 Class A shares on a converted basis of Sirius XM Canada representing a 37.9% equity interest and a 25.0% voting interest.

We had the following Related party current asset balances attributable to Sirius XM Canada at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Deferred programming costs and accrued interest	$4,025	$4,350
Dividends receivable	—	6,176
Chip set and other services reimbursement	4,230	2,641
Total	$8,255	$13,167

We provide Sirius XM Canada with chip sets and other services and we are reimbursed for these costs.

Related party long-term asset balances attributable to Sirius XM Canada consisted of the following:

	March 31, 2013	December 31, 2012
Non-interest bearing note, principal	$396	$404
Fair value of host contract of debenture	3,724	3,877
Fair value of embedded derivative of debenture	49	9
Investment balance*	35,561	37,983
Deferred programming costs and accrued interest	853	1,924
Total	$40,583	$44,197
* The investment balance includes equity method goodwill and intangible assets of $27,252 and $27,615 as of March 31, 2013 and December 31, 2012, respectively.

We hold a non-interest bearing note issued by Sirius XM Canada Holdings Inc. We also hold an investment in Cdn $4,000 face value of 8% convertible unsecured subordinated debentures issued by Sirius XM Canada Holdings, Inc., for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive income (loss), net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss).

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

As of December 31, 2012, we recorded a receivable of $6,176 for the remaining balance of the dividends due from Sirius XM Canada which was received in January 2013. In January 2013, Sirius XM Canada declared a quarterly cash dividend of Cdn $0.0825 per Class A shares of stock and Cdn $0.0275 per Class B shares of stock for shareholders of record on January 25, 2013. We received $3,752 of the quarterly dividends which was recorded as a reduction of our investment balance in Sirius XM Canada.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Related party liabilities attributable to Sirius XM Canada consisted of the following:

	March 31, 2013	December 31, 2012
Deferred revenue for NHL licensing fees	$1,463	$—
Carrying value of deferred revenue for NHL games	21,048	21,742
Total	$22,511	$21,742

In 2005, XM entered into agreements to provide XM Canada, now Sirius XM Canada, with the right to offer XM satellite radio service in Canada. The agreements have an initial ten year term and Sirius XM Canada has the unilateral option to extend the agreements for an additional five year term. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. Sirius XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements.

We recorded the following revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended March 31,
	2013	2012
Royalty income	$8,469	$7,465
Amortization of Sirius XM Canada deferred income	694	694
Licensing fee revenue	1,171	1,500
Advertising and other reimbursements	415	417
Total revenue from Sirius XM Canada	$10,749	$10,076

Our share of net earnings or losses of Sirius XM Canada are recorded to Interest and investment income (loss) in our unaudited consolidated statements of comprehensive income on a one month lag. Our share of Sirius XM Canada’s net income (loss) was $1,708 and $(1,645) for the three months ended March 31, 2013 and 2012, respectively. We recorded amortization expense related to the equity method intangible assets of $363 and $(173) for the three months ended March 31, 2013 and 2012, respectively.

(11)    Investments

Long Term Restricted Investments
Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of our office space. As of March 31, 2013 and December 31, 2012, our Long-term restricted investments were $3,999.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(12)    Debt

Our debt consists of the following:

	Conversion Price (per share)	March 31, 2013	December 31, 2012
8.75% Senior Notes due 2015	N/A	$800,000	$800,000
Less: discount		(6,342)	(7,056)
7% Exchangeable Senior Subordinated Notes due 2014	$1.841	502,370	550,000
Less: discount		(3,307)	(4,112)
7.625% Senior Notes due 2018	N/A	700,000	700,000
Less: discount		(9,319)	(9,647)
5.25% Senior Notes due 2022	N/A	400,000	400,000
Less: discount		(5,710)	(5,826)
Other debt:
Capital leases	N/A	10,606	11,861
Total debt		2,388,298	2,435,220
Less: total current maturities non-related party		3,955	4,234
Total long-term		2,384,343	2,430,986
Less: related party		209,073	208,906
Total long-term, excluding related party		$2,175,270	$2,222,080

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

The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of our common stock at an exchange rate of 543.1372 shares of common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.841 per share of common stock. Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014. As a result of Liberty Media's acquisition of our common stock on January 17, 2013, a fundamental change occurred under the indenture governing the Exchangeable Notes. In accordance with the indenture, on February 1, 2013, we made an offer to each holder of the Exchangeable Notes to: (i) repurchase his or her Exchangeable Notes at a purchase price in cash equal to $1,000 per $1,000 principal amount of the Exchangeable Notes (plus accrued and unpaid interest to, but excluding March 1, 2013); (ii) exchange his or her Exchangeable Notes for our common stock, at an exchange rate of 581.3112 shares per $1,000 principal amount of Notes, or (iii) retain his or her Exchangeable Notes pursuant to their terms through maturity on December 1, 2014, or otherwise transfer or exchange them in the ordinary course. Following the expiration of this offer, the exchange rate for the Exchangeable Notes reverted to 543.1372 shares of common stock per $1,000 principal amount of Exchangeable Notes.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

In connection with this offer, $47,630 in principal amount of the Exchangeable Notes were converted resulting in the issuance of 27,687,850 shares of common stock during the three months ended March 31, 2013. As a result of this conversion, we retired $47,630 in principal amount of the Exchangeable Notes and recognized a proportionate share of unamortized discount and deferred financing fees of $2,533 to Additional paid-in capital. No loss was recognized as a result of the exchange. As of March 31, 2013, $502,370 aggregate principal amount of the Exchangeable Notes remain outstanding.

During the three months ended March 31, 2013 and 2012, the common stock reserved for conversion in connection with the Exchangeable Notes was considered to be anti-dilutive in our calculation of diluted net income per share.

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

Senior Secured Revolving Credit Facility
In December 2012, we entered into a five-year Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions for $1,250,000. Our obligations under the Credit Facility are guaranteed by certain of our material domestic subsidiaries and are secured by a lien on substantially all of our assets and the assets of our material domestic subsidiaries. Borrowings under the Credit Facility will be used for working capital and other general corporate purposes, including dividends, financing of acquisitions and share repurchases. Interest on borrowings is payable on a quarterly basis and accrues at a rate based on LIBOR plus an applicable rate. We are also required to pay a variable fee on the average daily unused portion of the Credit Facility which is currently 0.30% per annum and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant, and events of default. The Credit Facility contains incremental facilities which would allow us to increase or obtain new commitments and/or incur new term loans, subject to the terms of the Credit Facility.

As of March 31, 2013, we had not drawn on the Credit Facility.

Retired Debt

9.75% Senior Secured Notes due 2015
In March 2012, we purchased $32,572 of our then outstanding 9.75% Senior Secured Notes (the "9.75% Notes"), $9,500 of which was settled in April 2012. The aggregate purchase price for these 9.75% Notes was $35,565 inclusive of accrued interest. We recognized an aggregate loss on the extinguishment of these 9.75% Notes of $3,778, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net, during the three months ended March 31, 2012. The remainder of the 9.75% Notes was repurchased in 2012.

13% Senior Notes due 2013
In March 2012, we purchased $34,254 of our then outstanding 13% Senior Notes due 2013 (the "13% Notes"). The aggregate purchase price for these 13% Notes was $39,610 inclusive of accrued interest. We recognized an aggregate loss on the extinguishment of these 13% Notes of $6,193, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net, for the three months ended March 31, 2012. The remainder of the 13% Notes was repurchased in 2012.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Covenants and Restrictions
Our debt generally requires compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness unless our consolidated leverage would be no greater than 5.0 times consolidated operating cash flow after the incurrence of the indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions. In addition, under the Credit Facility, we also must comply with a maintenance covenant that we not exceed a total leverage ratio, calculated as total consolidated debt to consolidated operating cash flow, of 5.0 to 1.0.

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

At March 31, 2013 and December 31, 2012, we were in compliance with our debt covenants.

(13)	Stockholders’ Equity

Common Stock, par value $0.001 per share
We were authorized to issue up to 9,000,000,000 shares of common stock as of March 31, 2013 and December 31, 2012. There were 6,442,718,811 and 5,262,440,085 shares of common stock issued and 6,433,648,535 and 5,262,440,085 shares outstanding as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, approximately 556,764,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.

Stock Repurchase Program
In December 2012, our board of directors approved a $2,000,000 common stock repurchase program. Shares of common stock may be purchased from time to time on the open market or in privately negotiated transactions.

From January 1, 2013 through March 31, 2013, we repurchased 157,183,759 shares of common stock for $493,635, including fees and commissions, on the open market. Liberty Media did not participate in the common stock repurchases.

Common stock repurchases are retired upon settlement. As of March 31, 2013, $27,923 of common stock repurchases had not settled and was recorded as Treasury stock within our unaudited consolidated balance sheets and consolidated statements of stockholders' equity. As of March 31, 2013, $1,506,365 remained available for the purchase of common stock under the stock repurchase program.

Share Lending Arrangements
To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. and UBS AG London Branch in July 2008. All loaned shares were returned to us as of October 2011 and the share lending agreements were terminated.

We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs for our Exchangeable Notes of $3,209 and $2,982 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the unamortized balance of the debt issuance costs was $22,238, with $21,751 recorded in Deferred financing fees, net, and $487 recorded in Long-term related party assets. A portion of the unamortized debt issuance costs was recognized during the three months ended March 31, 2013 in connection with the conversion of the Exchangeable Notes.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

As of December 31, 2012, the unamortized balance of the debt issuance costs was $27,652, with $27,099 recorded in Deferred financing fees, net, and $553 recorded in Long-term related party assets. These costs will continue to be amortized until the debt is terminated.

Preferred Stock, par value $0.001 per share
We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of March 31, 2013 and December 31, 2012, respectively.

There were 6,250,100 shares of Series B Preferred Stock issued and outstanding as of December 31, 2012 held by Liberty Media. In January 2013, Liberty Media converted its remaining shares of the Series B Preferred Stock into 1,293,509,076 shares of our common stock.

Warrants
We have issued warrants to purchase shares of our common stock in connection with distribution, programming and satellite purchase agreements. As of March 31, 2013 and December 31, 2012, approximately 18,455,000 warrants to acquire an equal number of shares of common stock were outstanding and fully vested. Warrants were included in our calculation of diluted net income per common share as the effect was dilutive for the three months ended March 31, 2013. They were excluded from the calculation for the three months ended March 31, 2012 as the effect would have been anti-dilutive. The warrants expire at various times through 2015. At March 31, 2013 and December 31, 2012, the weighted average exercise price of outstanding warrants was $2.55 per share. We did not incur warrant related expenses during the three months ended March 31, 2013 and 2012.

(14)	Benefit Plans

We recognized share-based payment expense of $14,518 and $14,951 for the three months ended March 31, 2013 and 2012, respectively.

2009 Long-Term Stock Incentive Plan
In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of March 31, 2013, approximately 144,184,000 shares of common stock were available for future grants under the 2009 Plan.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

There were no options granted to employees during the three months ended March 31, 2013. There were no options granted to third parties or members of our board of directors during the three months ended March 31, 2013 and 2012. We do not intend to pay regular dividends on our common stock. Accordingly, the dividend yield percentage used in the Black-Scholes-Merton option value is zero for all periods.

The following table summarizes stock option activity under our share-based payment plans for the three months ended March 31, 2013 (options in thousands):

	Options	Weighted- Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	274,512	$1.92
Granted	—	$—
Exercised	(7,004)	$1.21
Forfeited, cancelled or expired	(2,292)	$1.45
Outstanding as of March 31, 2013	265,216	$1.95	7.08	$349,605
Exercisable as of March 31, 2013	89,702	$2.57	4.99	$95,086

(1)
The weighted-average exercise price for options outstanding as of December 28, 2012 were adjusted in 2012 to reflect the reduction to the exercise price related to the December 28, 2012 special cash dividend.

The weighted average grant date fair value of options granted during the three months ended March 31, 2012 was$1.02. The total intrinsic value of stock options exercised during the three months ended March 31, 2013 was $13,616.

We recognized share-based payment expense associated with stock options of $14,518 and $13,643 for the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes the nonvested restricted stock unit activity under our share-based payment plans for the three months ended March 31, 2013 (shares in thousands):

	Shares	Grant Date Fair Value
Nonvested as of December 31, 2012	429	$3.25
Granted	—	$—
Vested restricted stock units	(192)	$3.27
Forfeited	—	$—
Nonvested as of March 31, 2013	237	$3.23

The outstanding nonvested restricted stock units represent awards issued to members of the board of directors as part of our prior director compensation program. The restricted stock units held by two former members of our board of directors vested in January 2013 upon their resignation as members of our board of directors. The remaining nonvested shares will vest on the first anniversary of the date the applicable person ceased to be a director. The total intrinsic value of restricted stock units that vested during the three months ended March 31, 2013 was $605.

We did not recognize any share-based payment expense associated with restricted stock units during the three months ended March 31, 2013 and 2012.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units and shares granted to employees and members of our board of directors at March 31, 2013 and December 31, 2012, net of estimated forfeitures, were $114,074 and $129,010, respectively. The total unrecognized compensation costs at March 31, 2013 are expected to be recognized over a weighted-average period of three years.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

401(k) Savings Plan

We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees.

The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary in cash which is used to purchase shares of our common stock on the open market. During the three months ended March 31, 2013, we contributed approximately $1,419 to the Sirius XM Plan in fulfillment of our matching obligation. For the three months ended March 31, 2012, employer matching contributions were made in the form of shares of our common stock. Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions. Share-based payment expense resulting from the matching contribution to the Sirius XM Plan for the three months ended March 31, 2012 was $1,308.

(15)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of March 31, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt obligations	$3,121	$505,776	$803,355	$724	$—	$1,100,000	$2,412,976
Cash interest payments	173,023	183,584	113,285	78,193	78,865	158,375	785,325
Satellite and transmission	64,487	27,658	13,874	4,336	3,484	20,334	134,173
Programming and content	114,361	194,615	180,121	29,038	12,500	—	530,635
Marketing and distribution	11,846	13,793	7,400	4,013	568	381	38,001
Satellite incentive payments	6,730	12,377	11,478	12,311	13,259	69,066	125,221
Operating lease obligations	28,873	33,233	36,202	26,468	20,291	207,943	353,010
Other	44,968	22,940	3,806	1,044	278	23	73,059
Total (1)	$447,409	$993,976	$1,169,521	$156,127	$129,245	$1,556,122	$4,452,400

(1)	The table does not include our reserve for uncertain tax positions, which at March 31, 2013 totaled $1,446, as the specific timing of any cash payments cannot be projected with reasonable certainty.

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

Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of four of XM’s in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s satellites. As of March 31, 2013,

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

we have accrued $27,613 related to contingent in-orbit performance payments for our XM-3 and XM-4 satellites based on expected operating performance over their fifteen-year design life. Boeing may also be entitled to an additional $10,000 if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Space Systems/Loral, a manufacturer of our in-orbit satellites, may be entitled to future in-orbit performance payments. As of March 31, 2013, we have accrued $8,120 and $21,820 related to contingent performance payments for our FM-5 and XM-5 satellites, respectively, based on their expected operating performance over their fifteen-year design life.

Operating lease obligations.    We have entered into both cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases that have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods.

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
State Consumer Investigations. A Multistate Working Group of 32 State Attorneys General, led by the Attorney General of the State of Ohio, is investigating certain of our consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers.
A separate investigation into our consumer practices is being conducted by the Attorneys General of the State of Florida and the State of New York. We are cooperating with these investigations and believe our consumer practices comply with all applicable federal and state laws and regulations.
One Twelve, Inc. and Don Buchwald v. Sirius XM Radio Inc. In March 2011, One Twelve, Inc., Howard Stern's production company, and Don Buchwald, Stern's agent, commenced an action against us in the Supreme Court of the State of New York, County of New York. The action alleged that, upon the Merger, we failed to honor our obligations under the performance-based compensation provisions of our prior agreement dated October 2004 with One Twelve and Buchwald, as agent; One Twelve and Buchwald each assert a claim of breach of contract. In April 2012, the Court granted our motion for summary judgment and dismissed with prejudice the suit. The Court found the agreement unambiguous. One Twelve and Buchwald appealed this decision and, in April 2013, the Supreme Court, Appellate Division, First Department, affirmed the decision of the trial court granting summary judgment and dismissing the complaint.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(16)    Income Taxes

Income tax expense for the three months ended March 31, 2013 and March 31, 2012 was $79,040 and $2,802, respectively.

For the three months ended March 31, 2013, we estimate our annual effective tax rate to be 38.5%. For the three months ended March 31, 2012, we did not have any federal income tax expense as it was offset by a corresponding release of the valuation allowances related to deferred tax assets. Income tax expense of $2,802 principally related to foreign withholding taxes.

We released significantly all of our deferred tax valuation allowance in 2012. As of March 31, 2013, there remains a valuation allowance related to deferred tax assets of $9,835 that are not likely to be realized due to certain state net operating loss limitations.

The increased ownership in us by Liberty Media to over 50% of our outstanding common stock did not create a change of control under Internal Revenue Code 382.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts referenced in this Item 2 are in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, particularly the risk factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and “Management’s Discussion and Analysis of Financial Condition and Results or Operations” herein and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	we face substantial competition and that competition is likely to increase over time;

•	our business depends in large part upon automakers;

•	general economic conditions can affect our business;

•	failure of our satellites would significantly damage our business;

•	our ability to attract and retain subscribers at a profitable level in the future is uncertain;

•	royalties for music rights have increased and may continue to do so in the future;

•	our business could be adversely affected if we fail to attract and retain qualified executive officers;

•	the unfavorable outcome of pending or future litigation could have a material adverse effect;

•	rapid technological and industry changes could adversely impact our services;

•	failure of third parties to perform could adversely affect our business;

•	changes in consumer protection laws and their enforcement could damage our business;

•	failure to comply with FCC requirements could damage our business;

•	other existing or future government laws and regulations could harm our business;

•	interruption or failure of our information technology and communication systems could negatively impact our results and brand;

•	if we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer;

•	we may from time to time modify our business plan, and these changes could adversely affect us and our financial condition;

•	our indebtedness could adversely affect our operations and could limit our ability to react to changes in the economy or our industry;

•	our broadcast studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities;

•
our principal stockholder has significant influence over our management and over actions requiring stockholder approval and its interests may differ from the interests of other holders of common stock;

•	we are a "controlled company" within the meaning of the NASDAQ listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements; and

•	our business may be impaired by third-party intellectual property rights.

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

Executive Summary

We broadcast our music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive our music and other channels, plus new features such as SiriusXM On Demand and MySXM, over the Internet, including through applications for mobile devices.

We have agreements with every major automaker (“OEMs”) to offer satellite radios as factory or dealer-installed equipment in their vehicles from which we acquire a majority of our subscribers. We also acquire subscribers through marketing campaigns to owners of factory-installed satellite radios that are not currently subscribing to our services. Additionally, we distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.

As of March 31, 2013, we had 24,353,226 subscribers of which 19,874,660 were self-pay subscribers and 4,478,566 were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet programs; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, data and Backseat TV services.

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

In certain cases, automakers and dealers include a subscription to our radio services in the sale or lease price of new vehicles or previously owned vehicles. The length of these trial subscriptions varies, but is typically three to twelve months. In many cases, we receive subscription payments for these trials from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

Liberty Media Corporation beneficially owned as of March 31, 2013, directly and indirectly, over 50% of the outstanding shares of our common stock. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries, Atlanta National League Baseball Club, Inc. and TruePosition, Inc., its interests in Live Nation Entertainment, Barnes & Noble, and minority equity investments in Time Warner Inc. and Viacom.

We also have an equity interest in Sirius XM Canada which offers satellite radio services in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count.

We have been discussing with our board of directors the desirability of undertaking a corporate reorganization that would create a new holding company structure:  Sirius XM Radio Inc., its business operations and its subsidiaries, would operate as a wholly owned subsidiary of the new holding company. However, no final action has yet been taken by our board of directors to approve any reorganization and such a reorganization would be subject to the approval of the Federal Communications Commission. As a consequence, the timing of any such reorganization, if it were to occur, is uncertain.  The business operations of our company - Sirius XM Radio Inc. - and its subsidiaries would not change as a result of the reorganization. As part of such a reorganization, we would form a new parent company, called Sirius XM Holdings Inc.  Outstanding shares of our common stock would be automatically converted, on a share for share basis, into identical shares of common stock of Sirius XM Holdings Inc.  The certificate of incorporation, the bylaws, the executive officers and the board of directors of the new holding company would be the same as those of our company in effect immediately prior to the reorganization.  The common stock of the new holding company would continue to be listed on the NASDAQ Global Select Market.

Results of Operations

Set forth below are our results of operations for the three months ended March 31, 2013 compared with the three months ended March 31, 2012.

	Unaudited
	For the Three Months Ended March 31,		2013 vs 2012 Change
	2013	2012	Amount	%
Revenue:
Subscriber revenue	$783,342	$700,242	$83,100	12%
Advertising revenue	20,211	18,670	1,541	8%
Equipment revenue	18,156	16,953	1,203	7%
Other revenue	75,689	68,857	6,832	10%
Total revenue	897,398	804,722	92,676	12%
Operating expenses:
Cost of services:
Revenue share and royalties	148,531	132,111	16,420	12%
Programming and content	74,610	70,095	4,515	6%
Customer service and billing	80,394	66,187	14,207	21%
Satellite and transmission	19,695	18,110	1,585	9%
Cost of equipment	7,027	5,806	1,221	21%
Subscriber acquisition costs	116,111	116,121	(10)	nm
Sales and marketing	65,899	58,361	7,538	13%
Engineering, design and development	14,842	12,690	2,152	17%
General and administrative	56,340	59,886	(3,546)	(6)%
Depreciation and amortization	67,018	66,117	901	1%
Total operating expenses	650,467	605,484	44,983	7%
Income from operations	246,931	199,238	47,693	24%
Other income (expense):
Interest expense, net of amounts capitalized	(46,174)	(76,971)	30,797	40%
Loss on extinguishment of debt and credit facilities, net	—	(9,971)	9,971	nm
Interest and investment income (loss)	1,638	(1,142)	2,780	243%
Other income (loss)	247	(578)	825	143%
Total other expense	(44,289)	(88,662)	44,373	50%
Income before income taxes	202,642	110,576	92,066	83%
Income tax expense	(79,040)	(2,802)	(76,238)	nm
Net income	$123,602	$107,774	$15,828	15%
nm - not meaningful

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

•
For the three months ended March 31, 2013 and 2012, subscriber revenue was $783,342 and $700,242, respectively, an increase of 12%, or $83,100. The increase was primarily attributable to a 9% increase in daily weighted average number of subscribers, the full quarter impact of the increase in certain of our subscription rates beginning in January 2012, and an increase in subscriptions to premium services, including data services and Internet streaming. The increase was partially offset by subscription discounts offered through customer acquisition and retention programs, an increasing number of lifetime plans that have reached full recognition, and fewer days of revenue in the 2013 quarter.

We expect subscriber revenues to grow based on the growth of our subscriber base, promotions, plan mix, and identification of additional revenue streams from subscribers.

Advertising Revenue includes the sale of advertising on certain non-music channels, net of agency fees. Agency fees are based on a contractual percentage of the gross advertising revenue.

•
For the three months ended March 31, 2013 and 2012, advertising revenue was $20,211 and $18,670, respectively, an increase of 8%, or $1,541. The increase was primarily due to a greater number of spots sold and broadcast, increases in the rates charged per spot, and decreased agency fees and commissions.

We expect our advertising revenue to grow as advertisers are attracted to our platform and as national advertising spend increases.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

•
For the three months ended March 31, 2013 and 2012, equipment revenue was $18,156 and $16,953, respectively, an increase of 7%, or $1,203. The increase was driven by higher OEM royalty rates and sales to distributors.

We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our aftermarket and direct to consumer business.

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.

•
For the three months ended March 31, 2013 and 2012, other revenue was $75,689 and $68,857, respectively, an increase of 10%, or $6,832. The increase was driven by the U.S. Music Royalty Fee as the number of subscribers increased and the rate charged increased to 12.5%. The increase was also partially driven by higher royalty revenue from Sirius XM Canada.

We expect other revenue to increase as our subscriber base drives higher U.S. Music Royalty Fees as more subscribers migrate to the higher rate and as the performance of our Canadian affiliate improves.

Operating Expenses

 Revenue Share and Royalties include distribution and content provider revenue share, advertising revenue share, and broadcast and web streaming royalties. Advertising revenue share is recognized in revenue share and royalties in the period in which the advertising is broadcast.

•
For the three months ended March 31, 2013 and 2012, revenue share and royalties were $148,531 and $132,111, respectively, an increase of 12%, or $16,420, and remained flat as a percentage of total revenue. The increase was primarily attributable to greater revenues subject to royalty and/or revenue sharing arrangements, a 12.5% increase in the statutory royalty rate for the performance of sound recordings, and increased OEM revenue share, partially offset by an increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

We expect our revenue share and royalty costs to increase as our revenues grow. Under the terms of the Copyright Royalty Board's decision, we paid royalties of 9.0% and 8.0% of gross revenues, subject to certain exclusions, for the three months ended March 31, 2013, and 2012, respectively. The deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger are expected to provide increasing benefits to revenue share and royalties through the expiration of the acquired executory contracts in 2013.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and pay other amounts.

•
For the three months ended March 31, 2013 and 2012, programming and content expenses were $74,610 and $70,095, respectively, an increase of 6%, or $4,515, but decreased as a percentage of total revenue. The increase was primarily due to reductions in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts, and increased license fees, and personnel costs.

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

•
For the three months ended March 31, 2013 and 2012, customer service and billing expenses were $80,394 and $66,187, respectively, an increase of 21%, or $14,207, and increased as a percentage of total revenue. The increase was primarily due to longer average handle time per call and higher subscriber volume driving increased subscriber contacts, increased bad debt expense and higher technology costs.

We expect our customer service and billing expenses to increase as our subscriber base grows.

Satellite and Transmission consists of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control systems; terrestrial repeater networks; satellite uplink facilities; broadcast studios; and delivery of our Internet streaming service.

•
For the three months ended March 31, 2013 and 2012, satellite and transmission expenses were $19,695 and $18,110, respectively, an increase of 9%, or $1,585, but remained flat as a percentage of total revenue. The increase was primarily due to increased costs associated with our streaming operations.

We expect overall satellite and transmission expenses to increase as we enhance our Internet-based service and add functionality, launch our FM-6 satellite and incur in-orbit insurance costs, and expand our terrestrial repeater network.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

•
For the three months ended March 31, 2013 and 2012, cost of equipment was $7,027 and $5,806, respectively, an increase of 21%, or $1,221, and increased as a percentage of equipment revenue. The increase was primarily due to higher sales to distributors and direct to consumer sales, partially offset by lower inventory reserves.

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

•
For the three months ended March 31, 2013 and 2012, subscriber acquisition costs were $116,111 and $116,121, respectively, a decrease of $10, and decreased as a percentage of total revenue. The decrease was primarily a result of decreased OEM installations occurring in advance of acquiring the subscriber, offset by lower benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.

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

Sales and Marketing includes costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer acquisition and retention, and personnel. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities performed on our behalf. Customer acquisition and retention costs include expenses related to direct mail, outbound telemarketing and email communications.

•
For the three months ended March 31, 2013 and 2012, sales and marketing expenses were $65,899 and $58,361, respectively, an increase of 13%, or $7,538, but remained flat as a percentage of total revenue. The increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials.

We anticipate that sales and marketing expenses will increase as we launch seasonal advertising and promotional initiatives to attract new subscribers, and launch and expand programs to retain our existing subscribers and win-back former subscribers. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired sales and marketing contracts will decline, in absolute amount and as a percentage of reported sales and marketing costs, through 2013.

Engineering, Design and Development includes costs to develop chip sets and new products and services, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.

•
For the three months ended March 31, 2013 and 2012, engineering, design and development expenses were $14,842 and $12,690, respectively, an increase of 17%, or $2,152, but remained flat as a percentage of total revenue. The increase was driven primarily by higher product development costs and costs related to enhanced subscriber features and functionality for our service.

We expect engineering, design and development expenses to increase in future periods as we develop our next generation chip sets and products.

General and Administrative includes executive management, rent and occupancy, finance, legal, human resources, information technology, and insurance costs.

•
For the three months ended March 31, 2013 and 2012, general and administrative expenses were $56,340 and $59,886, respectively, a decrease of 6%, or $3,546, and decreased as a percentage of total revenue. The decrease was primarily due to lower legal and share-based payment expenses, partially offset by higher personnel costs.

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

•
For the three months ended March 31, 2013 and 2012, depreciation and amortization expense was $67,018 and $66,117, respectively, an increase of 1%, or $901, but decreased as a percentage of total revenue. The increase in the expense was driven by an increase of assets placed in-service.

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

•
For the three months ended March 31, 2013 and 2012, interest expense was $46,174 and $76,971, respectively, a decrease of 40%, or $30,797. The decrease was primarily due to a lower average outstanding debt balance and lower average interest rates on our outstanding debt.

We expect interest expense to decrease in future periods due to debt retirements at maturity, redemptions and repurchases. This will be partially offset by a decrease in capitalized interest following the launch of our FM-6 satellite and future borrowings.

Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.

•
For the three months ended March 31, 2013, loss on extinguishment of debt and credit facilities, net, was $0. During the three months ended March 31, 2012, a $9,971 loss was recorded on the partial repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015.

Interest and Investment Income (Loss) includes realized gains and losses, dividends, interest income, and our share of the income (loss) of Sirius XM Canada.

•
For the three months ended March 31, 2013, interest and investment income was $1,638 compared to a loss of $(1,142) in the 2012 period. The interest and investment income for 2013 was primarily due to dividends received from Sirius XM Canada as well as interest on our investments and our share of Sirius XM Canada's net income, partially offset by the amortization expense related to our equity method intangible assets.

Income Taxes

Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

•
For the three months ended March 31, 2013 and 2012 income tax expense was $79,040 and $2,802, respectively. For the three months ended March 31, 2013, we estimate that our annual effective tax rate was 38.5%. In 2012, we did not have any federal income tax expense as it was offset by a corresponding release of the valuation allowances related to deferred tax assets. Income tax expense of $2,802 for the three months ended March 31, 2012 was principally related to foreign withholding taxes.

Subscriber Data
The following table contains subscriber data for the three months ended March 31, 2013 and 2012, respectively:

	Unaudited
	For the Three Months Ended March 31,
	2013	2012
Beginning subscribers	23,900,336	21,892,824
Gross subscriber additions	2,509,914	2,161,693
Deactivated subscribers	(2,057,024)	(1,757,097)
Net additions	452,890	404,596
Ending subscribers	24,353,226	22,297,420
Self-pay	19,874,660	18,208,090
Paid promotional	4,478,566	4,089,330
Ending subscribers	24,353,226	22,297,420
Self-pay	304,386	299,348
Paid promotional	148,504	105,248
Net additions	452,890	404,596
Daily weighted average number of subscribers	24,008,472	21,990,863
Average self-pay monthly churn	2.0%	1.9%
New vehicle consumer conversion rate	44%	45%
Note: See pages 37 through 42 for glossary.

Subscribers. At March 31, 2013, we had 24,353,226 subscribers, an increase of 2,055,806 subscribers, or 9%, from the 22,297,420 subscribers as of March 31, 2012.

•
For the three months ended March 31, 2013 and 2012, net additions were 452,890 and 404,596, respectively, an increase of 12%, or 48,294. The increase in gross subscriber additions of 348,221 was due to higher new vehicle shipments and light vehicle sales, higher new and used car vehicle conversions from unpaid promotional trials, and higher returning activation volumes. The increase in deactivated subscribers of 299,927 was due to an increase in paid promotional trial deactivations driven by the growth of paid trials and increased self-pay deactivations from our larger subscriber base.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for a quarter by the average self-pay subscriber balance for a quarter. (See accompanying glossary on pages 37 through 42 for more details.)

•
For the three months ended March 31, 2013 and 2012, our average self-pay monthly churn rate was 2.0% and 1.9%, respectively. The increase in the churn rate was due, in large part, to higher volumes of subscribers selling their vehicles, resulting in the deactivation of their vehicles' subscription.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 37 through 42 for more details).

•
For the three months ended March 31, 2013 and 2012, the new vehicle consumer conversion rate was 44% and 45%, respectively. The decrease in the new vehicle consumer conversion rate was primarily due to the changing mix of sales among OEMs.

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

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. Please refer to the glossary (pages 37 through 42) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.

The following table contains our key operating metrics based on our adjusted results of operations for the three months ended March 31, 2013 and 2012, respectively:

	Unaudited Adjusted
	For the Three Months Ended March 31,
(in thousands, except for per subscriber amounts)	2013	2012
ARPU	$12.05	$11.77
SAC, per gross subscriber addition	$51	$60
Customer service and billing expenses, per average subscriber	$1.11	$1.00
Free cash flow	$142,481	$14,761
Adjusted EBITDA	$261,871	$208,162

Note: See pages 37 through 42 for glossary.

ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying glossary on pages 37 through 42 for more details.)

•
For the three months ended March 31, 2013 and 2012, ARPU was $12.05 and $11.77, respectively. The increase was driven primarily by the full quarter impact of the increase in certain of our subscription rates beginning in January 2012, an increase in subscriptions to premium services, and an increase in the contribution of the U.S. Music Royalty Fee, partially offset by subscription discounts offered through customer acquisition and retention programs, lifetime plans that have reached full revenue recognition, and fewer days in the 2013 quarter.

SAC, Per Gross Subscriber Addition, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (See accompanying glossary on pages 37 through 42 for more details.)

•
For the three months ended March 31, 2013 and 2012, SAC, per gross subscriber addition, was $51 and $60, respectively. The decrease was primarily due to lower OEM installations occurring as compared to the initial OEM gross adds and the benefit of returning activations with limited costs.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying glossary on pages 37 through 42 for more details.)

•
For the three months ended March 31, 2013 and 2012, customer service and billing expenses, per average subscriber, were $1.11 and $1.00, respectively. The increase was primarily due to longer average handle time per call, increased bad debt expense and higher technology costs.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, and other investing activity. (See accompanying glossary on pages 37 through 42 for more details.)

•
For the three months ended March 31, 2013 and 2012, free cash flow was $142,481 and $14,761, respectively, an increase of $127,720. The increase was primarily driven by higher net cash provided by operating activities resulting from improved operating performance, lower interest payments, and higher collections from subscribers and distributors, partially offset by higher non-satellite expenditures.

Adjusted EBITDA. EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax benefit (expense) and depreciation and amortization. Adjusted EBITDA removes the impact of other income and expense, losses on extinguishment of debt as well as certain other charges, such as goodwill impairment; certain purchase price accounting adjustments and share-based payment expense. (See the accompanying glossary on pages 37 through 42 for more details):

•
For the three months ended March 31, 2013 and 2012, adjusted EBITDA was $261,871 and $208,162, respectively, an increase of 26%, or $53,709. The increase was primarily due to increases in adjusted revenues, partially offset by increases in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base and the increase in certain of our subscription rates. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, higher customer service and billing costs related to longer average handle times and higher subscriber volume, and higher sales and marketing costs related to subscriber communications and cooperative marketing.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

As of March 31, 2013 and December 31, 2012, we had $206,727 and $520,945, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Three Months Ended March 31,
	2013	2012	2013 vs. 2012
Net cash provided by operating activities	$168,915	$39,948	$128,967
Net cash used in investing activities	(26,434)	(25,187)	(1,247)
Net cash used in financing activities	(456,699)	(42,175)	(414,524)
Net decrease in cash and cash equivalents	(314,218)	(27,414)	(286,804)
Cash and cash equivalents at beginning of period	520,945	773,990	(253,045)
Cash and cash equivalents at end of period	$206,727	$746,576	$(539,849)

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities increased by $128,967 to $168,915 for the three months ended March 31, 2013 from $39,948 for the three months ended March 31, 2012. The primary driver of our operating cash flow growth has been improvements in profitability.

•
Our net income was $123,602, and $107,774 for the three months ended March 31, 2013 and 2012, respectively. Our increase in net income was primarily driven by an increase in our subscriber revenues of $83,100, or 12%, attributable to the increase in daily weighted average subscribers, certain of our subscription rates beginning in January 2012, and subscriptions to premium services, data services and streaming. Our increase in net income is also attributable to a $30,797, or 40%, decrease in interest expense due to a lower average outstanding debt balance and lower average interest rates on our outstanding debt. Our growth in revenue was partially offset by an increase in our operating expenses of $44,983, or 7%. The increase in operating expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues and the increase in the statutory royalty rate for the performance of sound recordings, customer service and billing costs related to longer average handle times and higher subscriber volume, and higher sales and marketing costs related to subscriber communications and cooperative marketing.

•
Net non-cash adjustments to net income were $119,319 and $35,238 for the three months ended March 31, 2013 and 2012, respectively. Significant components of non-cash expenses, and their impact on cash flows from operating activities, include the following:

	For the Three Months Ended March 31,
	2013	2012
Depreciation and amortization	$67,018	$66,117
Loss on extinguishment of debt and credit facilities, net	$—	$9,971
Share-based payment expense	$14,518	$14,951
Deferred income taxes	$83,631	$1,572
Other non-cash purchase price adjustments	$(70,459)	$(73,956)

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

We will incur income tax expense as we no longer have the ability to utilize valuation allowances to offset the expense. The income tax expense results in the usage of our net operating losses.

Other non-cash purchase price adjustments include liabilities recorded as a result of the Merger related to executory contracts with an OEM and certain programming providers, as well as amortization resulting from changes in the value of deferred revenue as a result of the Merger.

Changes in operating assets and liabilities reduced operating cash flows for the three months ended March 31, 2013 and 2012 by $74,006, and $103,064, respectively. As we continue to grow our subscriber and revenue base, we expect that deferred revenue and amounts due from customers and distributors will continue to increase. Amounts payable to vendors are also expected to increase as our business grows. The timing of payments to vendors and related parties are based in part on contractual commitments.

Cash Flows Used in Investing Activities

Cash flows used in investing activities consists of capital expenditures for property and equipment. We will continue to incur significant costs to improve our terrestrial repeater network and broadcast and administrative infrastructure. In addition, we will continue to incur capital expenditures associated with our FM-6 satellite. After the launch of our FM-6 satellite, we anticipate no significant satellite capital expenditures for several years until it becomes necessary to replace satellites in our fleet.

•	The increase in cash flows used in investing activities was primarily due to an increase in spending to enhance our terrestrial repeater network.

Cash Flows Used in Financing Activities

Cash flows used in financing activities consists of the issuance and repayment of long-term debt and related party debt, cash proceeds from exercise of stock options and the purchase of common stock under our repurchase program. Proceeds from long-term debt, related party debt and equity issuances have been used to fund our operations, construct and launch new satellites and invest in other infrastructure improvements.

•
Cash flows used in financing activities in 2013 were primarily due to the repurchase of approximately 148,113,483 shares of common stock under our repurchase program, partially offset by proceeds from exercise of stock options. Cash flows used in financing activities during the three months ended March 31, 2012 were primarily driven by the partial repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015.

Future Liquidity and Capital Resource Requirements

We have entered into various agreements to design, construct and launch our satellites in the normal course of business. As disclosed in Note 15 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, as of March 31, 2013, we expect to incur satellite and transmission related expenditures of approximately $64,487 for the remainder of 2013 and $27,658 in 2014, the majority of which is attributable to the construction and expected launch of our FM-6 satellite and related launch vehicle in 2013 and an additional $42,028 thereafter.

Based upon our current business plans, we believe that we have sufficient cash, cash equivalents and marketable securities as well as debt capacity to cover our estimated short-term and long-term funding needs. We expect to fund operating expenses, capital expenditures, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility, which we believe will be sufficient to meet our cash requirements. For a discussion of our Credit Facility, refer to Note 12 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Stock Repurchase Program

In December 2012, our board of directors approved a $2,000,000 common stock repurchase program. Shares of common stock may be purchased from time to time on the open market or in privately negotiated transactions.

From January 1, 2013 through March 31, 2013, we repurchased 157,183,759 shares of common stock for $493,635, including fees and commissions, on the open market. Liberty Media did not participate in the common stock repurchases. We may continue to repurchase shares of our common stock under such programs in the future.

Common stock repurchases are retired upon settlement. As of March 31, 2013, $27,923 of common stock repurchases had not settled and was recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders' equity. As of March 31, 2013, $1,506,365 remains available under the stock repurchase program. We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and borrowings under our Credit Facility.

Debt Covenants

The indentures and the agreement governing our Credit Facility include restrictive covenants. As of March 31, 2013, we were in compliance with the indentures and the agreement governing our Credit Facility. For a discussion of our “Debt Covenants”, refer to Note 12 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies and estimates since December 31, 2012.

Glossary

Adjusted EBITDA - EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. We adjust EBITDA to remove the impact of other income and expense, loss on extinguishment of debt as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) depreciation and amortization and (iii) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair value as determined using the Black-Scholes-Merton model which varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates.

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

	Unaudited
	For the Three Months Ended March 31,
	2013	2012
Net income (GAAP):	$123,602	$107,774
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 39-40)	1,813	1,880
Operating expenses (see pages 39-40)	(68,409)	(74,024)
Share-based payment expense (GAAP)	14,518	14,951
Depreciation and amortization (GAAP)	67,018	66,117
Interest expense, net of amounts capitalized (GAAP)	46,174	76,971
Loss on extinguishment of debt and credit facilities, net (GAAP)	—	9,971
Interest and investment (income) loss (GAAP)	(1,638)	1,142
Other (income) loss (GAAP)	(247)	578
Income tax expense (GAAP)	79,040	2,802
Adjusted EBITDA	$261,871	$208,162

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the three months ended March 31, 2013 and 2012:

	Unaudited For the Three Months Ended March 31, 2013
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$783,342	$—	$—	$783,342
Advertising revenue	20,211	—	—	20,211
Equipment revenue	18,156	—	—	18,156
Other revenue	75,689	1,813	—	77,502
Total revenue	$897,398	$1,813	$—	$899,211
Operating expenses
Cost of services:
Revenue share and royalties	$148,531	$39,761	$—	$188,292
Programming and content	74,610	2,478	(1,642)	75,446
Customer service and billing	80,394	—	(470)	79,924
Satellite and transmission	19,695	—	(850)	18,845
Cost of equipment	7,027	—	—	7,027
Subscriber acquisition costs	116,111	22,005	—	138,116
Sales and marketing	65,899	4,165	(3,061)	67,003
Engineering, design and development	14,842	—	(1,647)	13,195
General and administrative	56,340	—	(6,848)	49,492
Depreciation and amortization (a)	67,018	—	—	67,018
Share-based payment expense	—	—	14,518	14,518
Total operating expenses	$650,467	$68,409	$—	$718,876

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended March 31, 2013 was $13,000.

	Unaudited For the Three Months Ended March 31, 2012
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$700,242	$67	$—	$700,309
Advertising revenue	18,670	—	—	18,670
Equipment revenue	16,953	—	—	16,953
Other revenue	68,857	1,813	—	70,670
Total revenue	$804,722	$1,880	$—	$806,602
Operating expenses
Cost of services:
Revenue share and royalties	$132,111	$34,846	$—	$166,957
Programming and content	70,095	11,702	(1,374)	80,423
Customer service and billing	66,187	—	(427)	65,760
Satellite and transmission	18,110	—	(785)	17,325
Cost of equipment	5,806	—	—	5,806
Subscriber acquisition costs	116,121	24,085	—	140,206
Sales and marketing	58,361	3,391	(2,360)	59,392
Engineering, design and development	12,690	—	(1,432)	11,258
General and administrative	59,886	—	(8,573)	51,313
Depreciation and amortization (a)	66,117	—	—	66,117
Share-based payment expense	—	—	14,951	14,951
Total operating expenses	$605,484	$74,024	$—	$679,508

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

	Unaudited
	For the Three Months March 31,
	2013	2012
Subscriber revenue (GAAP)	$783,342	$700,242
Add: net advertising revenue (GAAP)	20,211	18,670
Add: other subscription-related revenue (GAAP)	64,137	57,721
Add: purchase price accounting adjustments	—	67
	$867,690	$776,700
Daily weighted average number of subscribers	24,008,472	21,990,863
ARPU	$12.05	$11.77

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

	Unaudited
	For the Three Months March 31,
	2013	2012
Customer service and billing expenses (GAAP)	$80,394	$66,187
Less: share-based payment expense	(470)	(427)
	$79,924	$65,760
Daily weighted average number of subscribers	24,008,472	21,990,863
Customer service and billing expenses, per average subscriber	$1.11	$1.00

Free cash flow - is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months March 31,
	2013	2012
Cash Flow information
Net cash provided by operating activities	$168,915	$39,948
Net cash used in investing activities	$(26,434)	$(25,187)
Net cash used in financing activities	$(456,699)	$(42,175)
Free Cash Flow
Net cash provided by operating activities	$168,915	$39,948
Additions to property and equipment	(26,434)	(25,187)
Free cash flow	$142,481	$14,761

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

	Unaudited
	For the Three Months March 31,
	2013	2012
Subscriber acquisition costs (GAAP)	$116,111	$116,121
Less: margin from direct sales of radios and accessories (GAAP)	(11,129)	(11,147)
Add: purchase price accounting adjustments	22,005	24,085
	$126,987	$129,059
Gross subscriber additions	2,509,914	2,161,693
SAC, per gross subscriber addition	$51	$60

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of March 31, 2013, we did not hold any free-standing derivatives. We hold investments in marketable securities consisting of money market funds and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
ITEM  4. CONTROLS AND PROCEDURES

Controls and Procedures
As of March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below. These claims are at various stages of arbitration or adjudication.
State Consumer Investigations. A Multistate Working Group of 32 State Attorneys General, led by the Attorney General of the State of Ohio, is investigating certain of our consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers.
A separate investigation into our consumer practices is being conducted by the Attorneys General of the State of Florida and the State of New York. We are cooperating with these investigations and believe our consumer practices comply with all applicable federal and state laws and regulations.
One Twelve, Inc. and Don Buchwald v. Sirius XM Radio Inc. In March 2011, One Twelve, Inc., Howard Stern's production company, and Don Buchwald, Stern's agent, commenced an action against us in the Supreme Court of the State of New York, County of New York. The action alleged that, upon the Merger, we failed to honor our obligations under the performance-based compensation provisions of our prior agreement dated October 2004 with One Twelve and Buchwald, as agent; One Twelve and Buchwald each assert a claim of breach of contract. In April 2012, the Court granted our motion for summary judgment and dismissed with prejudice the suit. The Court found the agreement unambiguous. One Twelve and Buchwald appealed this decision and, in April 2013, the Supreme Court, Appellate Division, First Department, affirmed the decision of the trial court granting summary judgment and dismissing the complaint.
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

There have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2013:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2013 - January 31, 2013	—	$—	—	$2,000,000,000
February 1, 2013 - February 28, 2013	78,899,500	$3.12	78,899,500	$1,753,479,216
March 1, 2013 - March 31, 2013	78,284,259	$3.16	78,284,259	$1,506,365,405
Total	157,183,759	$3.14	157,183,759	$1,506,365,405

(1)	These amounts include fees and commissions associated with the share repurchase.

(2)
On December 6, 2012, we announced that our board of directors approved a $2.0 billion common stock repurchase program. Our board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market or in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. We have repurchased shares of our common stock on the open market.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM  5. OTHER INFORMATION

None.
ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April 2013.

SIRIUS XM RADIO INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

*10.1
Employment Agreement, dated as of April 29, 2013, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2013).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2013 and 2012; (ii) Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) as of March 31, 2013; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements (Unaudited).

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

E-1