Form 10-Q
period 2013-06-30
SIRIUS XM RADIO INC.
filed 2013-07-26
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 24, 2013)
COMMON STOCK, $0.001 PAR VALUE	6,209,264,140	SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Revenue:
Subscriber revenue	$814,718	$730,285	$1,598,060	$1,430,526
Advertising revenue	21,757	20,786	41,968	39,456
Equipment revenue	18,443	16,417	36,599	33,370
Other revenue	85,192	70,055	160,881	138,912
Total revenue	940,110	837,543	1,837,508	1,642,264
Operating expenses:
Cost of services:
Revenue share and royalties	155,859	135,426	304,390	267,537
Programming and content	70,381	65,169	144,991	135,265
Customer service and billing	80,290	68,679	160,684	134,866
Satellite and transmission	19,493	17,551	39,188	35,661
Cost of equipment	5,442	7,150	12,469	12,956
Subscriber acquisition costs	129,992	119,475	246,103	235,596
Sales and marketing	68,058	57,422	133,956	115,781
Engineering, design and development	15,052	6,272	29,894	18,962
General and administrative	60,392	65,664	116,732	125,550
Depreciation and amortization	67,415	66,793	134,433	132,910
Total operating expenses	672,374	609,601	1,322,840	1,215,084
Income from operations	267,736	227,942	514,668	427,180
Other income (expense):
Interest expense, net of amounts capitalized	(49,728)	(72,770)	(95,902)	(149,742)
Loss on extinguishment of debt and credit facilities, net	(16,377)	(15,650)	(16,377)	(25,621)
Interest and investment income (loss)	294	(1,728)	1,932	(2,871)
Other income (loss)	256	(173)	502	(749)
Total other expense	(65,555)	(90,321)	(109,845)	(178,983)
Income before income taxes	202,181	137,621	404,823	248,197
Income tax (expense) benefit	(76,659)	2,996,549	(155,699)	2,993,747
Net income	$125,522	$3,134,170	$249,124	$3,241,944
Foreign currency translation adjustment, net of tax	(109)	18	(281)	(38)
Total comprehensive income	$125,413	$3,134,188	$248,843	$3,241,906
Net income per common share:
Basic	$0.02	$0.49	$0.04	$0.51
Diluted	$0.02	$0.48	$0.04	$0.50
Weighted average common shares outstanding:
Basic	6,354,755	3,765,573	6,307,541	3,766,508
Diluted	6,447,517	6,506,159	6,526,698	6,521,614

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$651,769	$520,945
Accounts receivable, net	101,203	106,142
Receivables from distributors	111,288	104,425
Inventory, net	16,688	25,337
Prepaid expenses	149,408	122,157
Related party current assets	9,127	13,167
Deferred tax asset	894,303	923,972
Other current assets	10,177	12,037
Total current assets	1,943,963	1,828,182
Property and equipment, net	1,523,615	1,571,922
Long-term restricted investments	3,999	3,999
Deferred financing fees, net	31,757	38,677
Intangible assets, net	2,494,474	2,519,610
Goodwill	1,815,365	1,815,365
Related party long-term assets	36,506	44,954
Long-term deferred tax asset	1,089,981	1,219,256
Other long-term assets	11,526	12,878
Total assets	$8,951,186	$9,054,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$550,959	$587,652
Accrued interest	37,822	33,954
Current portion of deferred revenue	1,539,841	1,474,138
Current portion of deferred credit on executory contracts	71,854	207,854
Current maturities of long-term debt	3,873	4,234
Related party current liabilities	7,927	6,756
Total current liabilities	2,212,276	2,314,588
Deferred revenue	152,914	159,501
Deferred credit on executory contracts	3,285	5,175
Long-term debt	3,036,660	2,222,080
Long-term related party debt	209,244	208,906
Related party long-term liabilities	17,578	18,966
Other long-term liabilities	80,383	86,062
Total liabilities	5,712,340	5,015,278
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at June 30, 2013 and December 31, 2012:
Convertible perpetual preferred stock, series B-1 (liquidation preference of $0.001 per share); 0 and 6,250,100 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	6
Common stock, par value $0.001; 9,000,000,000 shares authorized; 6,257,721,498 and 5,262,440,085 shares issued; 6,247,221,498 and 5,262,440,085 shares outstanding, at June 30, 2013 and December 31, 2012, respectively	6,258	5,263
Accumulated other comprehensive (loss) income, net of tax	(161)	120
Additional paid-in capital	9,330,188	10,345,566
Treasury stock, at cost; 10,500,000 and 0 shares of common stock at June 30, 2013 and December 31, 2012, respectively	(35,173)	—
Accumulated deficit	(6,062,266)	(6,311,390)
Total stockholders’ equity	3,238,846	4,039,565
Total liabilities and stockholders’ equity	$8,951,186	$9,054,843

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Convertible Perpetual Preferred Stock, Series B-1		Common Stock				Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2012	6,250,100	$6	5,262,440,085	$5,263	$120	$10,345,566	—	$—	$(6,311,390)	$4,039,565
Comprehensive income, net of tax	—	$—	—	$—	$(281)	$—	—	$—	$249,124	$248,843
Share-based payment expense	—	$—	—	$—	$—	$30,012	—	$—	$—	$30,012
Exercise of options and vesting of restricted stock units	—	$—	16,153,122	$16	$—	$19,102	—	$—	$—	$19,118
Conversion of preferred stock to common stock	(6,250,100)	$(6)	1,293,509,076	$1,293	$—	$(1,287)	—	$—	$—	$—
Conversion of Exchangeable Notes to common stock	—	$—	27,687,850	$28	$—	$45,069	—	$—	$—	$45,097
Common stock repurchased	—	$—	—	$—	$—	$—	352,568,635	$(1,143,789)	$—	$(1,143,789)
Common stock retired	—	$—	(342,068,635)	$(342)	$—	$(1,108,274)	(342,068,635)	$1,108,616	$—	$—
Balance at June 30, 2013	—	$—	6,257,721,498	$6,258	$(161)	$9,330,188	10,500,000	$(35,173)	$(6,062,266)	$3,238,846
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$249,124	$3,241,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,433	132,910
Non-cash interest expense, net of amortization of premium	10,932	21,031
Provision for doubtful accounts	20,153	14,879
Amortization of deferred income related to equity method investment	(1,388)	(1,388)
Loss on extinguishment of debt and credit facilities, net	16,377	25,621
(Gain) loss on unconsolidated entity investments, net	(1,382)	3,469
Dividend received from unconsolidated entity investment	13,217	—
Loss on disposal of assets	126	488
Share-based payment expense	30,012	28,869
Deferred income taxes	159,191	(2,995,542)
Other non-cash purchase price adjustments	(137,889)	(147,328)
Changes in operating assets and liabilities:
Accounts receivable	(15,214)	(26,879)
Receivables from distributors	(6,863)	(12,259)
Inventory	8,649	(173)
Related party assets	205	6,813
Prepaid expenses and other current assets	(28,317)	(39,308)
Other long-term assets	1,353	16,579
Accounts payable and accrued expenses	(69,310)	(51,596)
Accrued interest	3,868	(7,434)
Deferred revenue	59,116	79,288
Related party liabilities	1,171	1,501
Other long-term liabilities	(5,543)	2,238
Net cash provided by operating activities	442,021	293,723
Cash flows from investing activities:
Additions to property and equipment	(62,980)	(48,944)
Net cash used in investing activities	(62,980)	(48,944)
Cash flows from financing activities:
Proceeds from exercise of stock options	21,658	38,671
Payment of premiums on redemption of debt	(14,719)	(19,211)
Repayment of long-term borrowings	(283,180)	(169,899)
Long-term borrowings, net of costs	1,136,640	—
Common stock repurchased and retired	(1,108,616)	—
Net cash used in financing activities	(248,217)	(150,439)
Net increase in cash and cash equivalents	130,824	94,340
Cash and cash equivalents at beginning of period	520,945	773,990
Cash and cash equivalents at end of period	$651,769	$868,330
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2013	2012
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$76,540	$121,480
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	—	12,781
Conversion of Series B preferred stock to common stock	1,293	—
Conversion of 7% Exchangeable Notes to common stock, net of debt issuance and deferred financing costs	45,097	—
Goodwill reduced for the exercise and vesting of certain stock awards	—	19,183
Treasury stock not yet settled	35,173	—

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

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscription plans, as well as discounts for multiple subscriptions. We also derive revenue from other subscription-related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our Internet radio, Backseat TV, data, traffic and weather services.

In certain cases, automakers and dealers include a subscription to our radio services in the sale or lease price of new or previously owned vehicles. The length of these trial subscriptions varies but is typically three to twelve months. We receive subscription payments for these trials from certain automakers. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

Liberty Media Corporation beneficially owned as of June 30, 2013, directly and indirectly, over 50% of the outstanding shares of our common stock. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries, Atlanta National League Baseball Club, Inc. and TruePosition, Inc., its interests in Charter Communications, Live Nation Entertainment, Barnes & Noble, and minority equity investments in Time Warner Inc. and Viacom.
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
Basis of Presentation
Certain numbers in our prior period consolidated financial statements have been reclassified to conform to our current period presentation. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been made.

Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 6, 2013.

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements. For a discussion of subsequent events refer to Note 17.

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

Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include asset impairment, depreciable lives of our satellites, share-based payment expense and income taxes.

(2)	Summary of Significant Accounting Policies
Fair Value of Financial Instruments
The fair value for publicly traded instruments is determined using quoted market prices while the fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of June 30, 2013 and December 31, 2012, the carrying value of our debt was $3,249,777 and $2,435,220, respectively, and the fair value approximated $3,803,074 and $3,055,076, respectively. The carrying value of our investment in Sirius XM Canada was $31,852 and $37,983 as of June 30, 2013 and December 31, 2012, respectively; the fair value approximated $310,300 and $290,900 as of June 30, 2013 and December 31, 2012, respectively.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss of $161 was primarily comprised of the cumulative foreign currency translation adjustments related to our interest in Sirius XM Canada. During the three months ended June 30, 2013, we recorded a foreign currency translation adjustment loss of $109, net of a tax benefit of $57; during the six months ended June 30, 2013, we recorded a foreign currency translation adjustment loss of $281, net of a tax benefit of $140.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard was effective for interim and annual periods beginning after December 15, 2012 and is to be applied on a prospective basis. We adopted ASU 2013-02 and will disclose significant amounts reclassified out of accumulated other comprehensive income as such transactions arise. ASU 2013-02 affects financial statement presentation only and has no impact on our results of unaudited consolidated financial statements.

(3)	Earnings per Share

We utilize the two-class method in calculating basic net income per common share, as our Series B Preferred Stock was considered to be participating securities through January 18, 2013. On January 18, 2013, Liberty Media converted its remaining 6,250,100 outstanding shares of the Series B Preferred Stock into 1,293,509,076 shares of common stock. Basic net income per common share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, preferred stock, warrants, stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method.

Common stock equivalents of approximately 355,918,000 and 427,160,000 for the three months ended June 30, 2013 and 2012, respectively, and 352,795,000 and 428,045,000 for the six months ended June 30, 2013 and 2012, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator:
Net income	$125,522	$3,134,170	$249,124	$3,241,944
Less:
Allocation of undistributed income to Series B Preferred Stock	—	(1,276,342)	(4,979)	(1,320,037)
Net income available to common stockholders for basic net income per common share	125,522	1,857,828	244,145	1,921,907
Add back:
Allocation of undistributed income to Series B Preferred Stock	—	1,276,342	4,979	1,320,037
Net income available to common stockholders for diluted net income per common share	$125,522	$3,134,170	$249,124	$3,241,944
Denominator:
Weighted average common shares outstanding for basic net income per common share	6,354,755	3,765,573	6,307,541	3,766,508
Weighted average impact of assumed Series B Preferred Stock conversion	—	2,586,977	128,636	2,586,977
Weighted average impact of other dilutive equity instruments	92,762	153,609	90,521	168,129
Weighted average shares for diluted net income per common share	6,447,517	6,506,159	6,526,698	6,521,614
Net income per common share:
Basic	$0.02	$0.49	$0.04	$0.51
Diluted	$0.02	$0.48	$0.04	$0.50

(4)	Accounts Receivable, net

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

Accounts receivable, net, consists of the following:

	June 30, 2013	December 31, 2012
Gross accounts receivable	$113,806	$117,853
Allowance for doubtful accounts	(12,603)	(11,711)
Total accounts receivable, net	$101,203	$106,142

Receivables from distributors include billed and unbilled amounts due from OEMs for services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	June 30, 2013	December 31, 2012
Billed	$59,091	$53,057
Unbilled	52,197	51,368
Total	$111,288	$104,425

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(5)	Inventory, net

Inventory consists of finished goods, refurbished goods, chip sets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost or market. We record an estimated allowance for inventory that is considered slow moving or obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for resale in our direct to consumer distribution channel and components held for resale by us is reported as a component of Cost of equipment in our unaudited consolidated statements of comprehensive income. The provision related to inventory consumed in our OEM and retail distribution channel is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of comprehensive income.

Inventory, net, consists of the following:

	June 30, 2013	December 31, 2012
Raw materials	$14,921	$17,717
Finished goods	17,237	23,779
Allowance for obsolescence	(15,470)	(16,159)
Total inventory, net	$16,688	$25,337

(6)	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of goodwill exceeds its fair value, an impairment loss is recognized.

As of June 30, 2013, there were no indicators of impairment, and no impairment loss was recorded for goodwill during the three and six months ended June 30, 2013 and 2012. During the three and six months ended June 30, 2012, with the release of the deferred income tax valuation allowance, we reduced goodwill by $19,183 related to the subsequent exercise of certain stock options and vesting of certain restricted stock units that were recorded at fair value in connection with the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (“the Merger”). As of June 30, 2013, the cumulative balance of goodwill impairments recorded since the Merger was $4,766,190, which was recognized during the year ended December 31, 2008.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(7)	Intangible Assets

As a result of the Merger, certain intangible assets formerly held by XM Satellite Radio Holdings Inc. were recorded at fair value. Intangible assets consist of the following:

		June 30, 2013			December 31, 2012
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(252,826)	127,174	380,000	(233,317)	146,683
Licensing agreements	9.1 years	78,289	(49,169)	29,120	78,489	(44,161)	34,328
Proprietary software	6 years	16,552	(13,087)	3,465	16,552	(12,777)	3,775
Developed technology	10 years	2,000	(983)	1,017	2,000	(883)	1,117
Leasehold interests	7.4 years	132	(88)	44	132	(79)	53
Total intangible assets		$2,810,627	$(316,153)	$2,494,474	$2,810,827	$(291,217)	$2,519,610

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

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of June 30, 2013, there were no legal, regulatory or contractual limitations associated with the XM trademark.

Our annual impairment assessment of our indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

impairment loss is recognized. As of June 30, 2013, there were no indicators of impairment, and no impairment loss was recorded for intangible assets with indefinite lives during the three and six months ended June 30, 2013 and 2012.

Definite Life Intangible Assets
Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis.

Amortization expense for all definite life intangible assets was $12,345 and $13,651 for the three months ended June 30, 2013 and 2012, respectively, and $24,936 and $27,577 for the six months ended June 30, 2013 and 2012, respectively. Expected amortization expense for the remaining period in 2013, each of the fiscal years 2014 through 2017 and for periods thereafter is as follows:

Year ending December 31,	Amount
2013	$22,391
2014	38,877
2015	35,561
2016	32,546
2017	19,582
Thereafter	11,863
Total definite life intangible assets, net	$160,820

(8)	Interest Costs

We capitalized a portion of the interest on funds borrowed as part of the cost of constructing our satellites and related launch vehicle. We are currently capitalizing the interest associated with our FM-6 satellite and related launch vehicle and will continue to do so until its launch. We also incur interest costs on our debt instruments and on our satellite incentive agreements. The following is a summary of our interest costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest costs charged to expense	$49,728	$72,770	$95,902	$149,742
Interest costs capitalized	8,038	8,128	16,008	16,082
Total interest costs incurred	$57,766	$80,898	$111,910	$165,824

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $5,490 and $10,384 for the three months ended June 30, 2013 and 2012, respectively, and $10,932 and $21,031 for the six months ended June 30, 2013 and 2012, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(9)	Property and Equipment

Property and equipment, net, consists of the following:

	June 30, 2013	December 31, 2012
Satellite system	$1,943,537	$1,943,537
Terrestrial repeater network	112,538	112,482
Leasehold improvements	45,212	44,938
Broadcast studio equipment	57,070	55,823
Capitalized software and hardware	254,431	232,753
Satellite telemetry, tracking and control facilities	63,125	62,734
Furniture, fixtures, equipment and other	64,884	76,028
Land	38,411	38,411
Building	57,936	57,816
Construction in progress	452,956	417,124
Total property and equipment	3,090,100	3,041,646
Accumulated depreciation and amortization	(1,566,485)	(1,469,724)
Property and equipment, net	$1,523,615	$1,571,922

Construction in progress consists of the following:

	June 30, 2013	December 31, 2012
Satellite system	$398,699	$376,825
Terrestrial repeater network	22,176	17,224
Other	32,081	23,075
Construction in progress	$452,956	$417,124

Depreciation expense on property and equipment was $55,070 and $53,142 for the three months ended June 30, 2013 and 2012, respectively, and $109,497 and $105,333 for the six months ended June 30, 2013 and 2012, respectively.

We retired property and equipment of $12,862 and $4,554 and recognized a loss on disposal of assets of $126 and $488 during the six months ended June 30, 2013 and 2012, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Satellites
We currently own a fleet of nine orbiting satellites. The chart below provides certain information on these satellites:

Satellite Designation	Year Delivered	Estimated End of Depreciable Life
FM-1*	2000	2013
FM-2	2000	2013
FM-3	2000	2015
FM-5	2009	2024
XM-1*	2001	2013
XM-2*	2001	2013
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025
* Satellite was fully depreciated as of June 30, 2013 but is still in operation.

We own four orbiting satellites for use in the Sirius system. We own five orbiting satellites for use in the XM system. Four of these satellites were manufactured by Boeing Satellite Systems International, Inc., and five were manufactured by Space Systems/Loral.

During the three months ended June 30, 2013 and 2012, we capitalized expenditures, including interest, of $8,210 and $8,340 respectively, and $16,374 and $17,005 during the six months ended June 30, 2013 and 2012, respectively, related to the construction of our FM-6 satellite and related launch vehicle.

(10)	Related Party Transactions

We had the following related party balances at June 30, 2013 and December 31, 2012:

	Related party current assets		Related party long-term assets		Related party current liabilities		Related party long-term liabilities		Related party long-term debt
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Liberty Media	$—	$—	$590	$757	$3,981	$3,980	$—	$—	$209,244	$208,906
Sirius XM Canada	9,127	13,167	35,916	44,197	3,946	2,776	17,578	18,966	—	—
Total	$9,127	$13,167	$36,506	$44,954	$7,927	$6,756	$17,578	$18,966	$209,244	$208,906

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

In September 2012, Liberty Radio, LLC converted 6,249,900 shares of the Series B Preferred Stock into 1,293,467,684 shares of our common stock. In January 2013, the Federal Communications Commission granted Liberty Media approval to acquire de jure control of us, and Liberty Radio, LLC converted its remaining Series B Preferred Stock into

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

1,293,509,076 shares of our common stock. In addition, Liberty Media, indirectly through its subsidiaries, purchased an additional 50,000,000 shares of our common stock. As a result of these conversions of Series B Preferred Stock and additional purchases of shares of our common stock, Liberty Media beneficially owned, directly and indirectly, over 50% of our outstanding common stock as of June 30, 2013.

Four current Liberty Media executives are members of our board of directors. Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

Liberty Media has advised us that as of June 30, 2013 and December 31, 2012 it also owned the following:

	June 30, 2013	December 31, 2012
8.75% Senior Notes due 2015	$150,000	$150,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000
7.625% Senior Notes due 2018	50,000	50,000
Total principal debt	211,000	211,000
Less: discounts	1,756	2,094
Total carrying value of debt	$209,244	$208,906

As of June 30, 2013 and December 31, 2012, we recorded $3,981 and $3,980, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $4,682 and $9,024 for the three months ended June 30, 2013 and 2012, respectively, and $9,359 and $18,018 for the six months ended June 30, 2013 and 2012, respectively.

Sirius XM Canada
We own approximately 46,700,000 Class A shares on a converted basis of Sirius XM Canada Holdings Inc., the parent company of Sirius XM Canada, representing a 37.7% equity interest and a 25.0% voting interest.

We had the following Related party current asset balances attributable to Sirius XM Canada at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Deferred programming costs and accrued interest	$4,476	$4,350
Dividends receivable	—	6,176
Chip set and other services reimbursement	4,651	2,641
Total	$9,127	$13,167

We provide Sirius XM Canada with chip sets and other services and we are reimbursed for these costs.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Related party long-term asset balances attributable to Sirius XM Canada consisted of the following:

	June 30, 2013	December 31, 2012
Non-interest bearing note, principal	$383	$404
Fair value of host contract of debenture	3,648	3,877
Fair value of embedded derivative of debenture	33	9
Investment balance*	31,852	37,983
Deferred programming costs and accrued interest	—	1,924
Total	$35,916	$44,197
* The investment balance includes equity method goodwill and intangible assets of $26,888 and $27,615 as of June 30, 2013 and December 31, 2012, respectively.

We hold a non-interest bearing note issued by Sirius XM Canada Holdings Inc. We also hold an investment in CAD $4,000 face value of 8% convertible unsecured subordinated debentures issued by Sirius XM Canada Holdings, Inc., for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive income (loss), net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss).

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

In April 2013, Sirius XM Canada declared a quarterly cash dividend of CAD $0.0825 per Class A share and CAD $0.0275 per Class B share for shareholders of record on April 22, 2013. We received $3,730 of these quarterly dividends which was recorded as a reduction of our investment balance in Sirius XM Canada for the three months ended June 30, 2013.

Related party liabilities attributable to Sirius XM Canada consisted of the following:

	June 30, 2013	December 31, 2012
Deferred revenue for NHL licensing fees	$1,170	$—
Carrying value of deferred revenue for NHL games	20,354	21,742
Total	$21,524	$21,742

In 2005, XM entered into agreements to provide XM Canada, now Sirius XM Canada, with the right to offer XM satellite radio service in Canada. The agreements have an initial ten-year term, and Sirius XM Canada has the unilateral option to extend the agreements for an additional five-year term. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. Sirius XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a ten-year term. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

We recorded the following revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Royalty income	$9,001	$8,036	$17,470	$15,501
Amortization of Sirius XM Canada deferred income	694	694	1,388	1,388
Licensing fee revenue	1,171	1,500	2,342	3,000
Advertising and other reimbursements	1,696	416	2,111	833
Total revenue from Sirius XM Canada	$12,562	$10,646	$23,311	$20,722

Our share of net earnings or losses of Sirius XM Canada are recorded to Interest and investment income (loss) in our unaudited consolidated statements of comprehensive income on a one month lag. Our share of Sirius XM Canada’s net income (loss) was $401 and $(1,576) for the three months ended June 30, 2013 and 2012, respectively, and $2,109 and $(3,221) for the six months ended June 30, 2013 and 2012, respectively. We recorded amortization expense related to the equity method intangible assets of $364 and $421 for the three months ended June 30, 2013 and 2012, respectively, and $727 and $248 for the six months ended June 30, 2013 and 2012, respectively.

(11)    Investments

Long Term Restricted Investments
Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of our office space. As of June 30, 2013 and December 31, 2012, our Long-term restricted investments were $3,999.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(12)    Debt

Our debt consists of the following:

	Conversion Price (per share)	June 30, 2013	December 31, 2012
8.75% Senior Notes due 2015	N/A	$770,987	$800,000
Less: discount		(5,408)	(7,056)
7% Exchangeable Senior Subordinated Notes due 2014	$1.841	502,370	550,000
Less: discount		(2,846)	(4,112)
7.625% Senior Notes due 2018	N/A	599,350	700,000
Less: discount		(7,692)	(9,647)
5.25% Senior Notes due 2022	N/A	400,000	400,000
Less: discount		(5,592)	(5,826)
4.25% Senior Notes due 2020	N/A	500,000	—
Less: discount		(5,539)	—
4.625% Senior Notes due 2023	N/A	500,000	—
Less: discount		(5,570)	—
Other debt:
Capital leases	N/A	9,717	11,861
Total debt		3,249,777	2,435,220
Less: total current maturities non-related party		3,873	4,234
Total long-term		3,245,904	2,430,986
Less: related party		209,244	208,906
Total long-term, excluding related party		$3,036,660	$2,222,080

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

During the three months ended June 30, 2013, we purchased $29,013 of the 8.75% Notes. The aggregate purchase price for these 8.75% Notes was $32,977, including accrued interest. We recognized an aggregate loss on the extinguishment of these 8.75% Notes of $3,755, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net, during the three months ended June 30, 2013. For a discussion of subsequent events refer to Note 17.
7% Exchangeable Senior Subordinated Notes due 2014
In August 2008, we issued $550,000 aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations and rank junior in right of payment to our existing and future senior debt and equally in right of payment with our existing and future senior subordinated debt. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the Exchangeable Notes on a senior subordinated basis.

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

In connection with the fundamental change that occurred on January 17, 2013 and the subsequent offer that was made to each holder of the Exchangeable Notes on February 1, 2013, $47,630 in principal amount of the Exchangeable Notes were converted resulting in the issuance of 27,687,850 shares of common stock. As a result of this conversion, we retired $47,630 in principal amount of the Exchangeable Notes and recognized a proportionate share of unamortized discount and deferred financing fees of $2,533 to Additional paid-in capital. No loss was recognized as a result of the exchange.

During the three and six months ended June 30, 2013 and 2012, the common stock reserved for conversion in connection with the Exchangeable Notes were considered to be anti-dilutive in our calculation of diluted net income per share.

7.625% Senior Notes due 2018
In October 2010, we issued $700,000 aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Notes”). Interest is payable semi-annually in arrears on May 1 and November 1 of each year at a rate of 7.625% per annum. The 7.625% Notes mature on November 1, 2018. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 7.625% Notes on a senior unsecured basis.

During the three months ended June 30, 2013, we purchased $100,650 of the 7.625% Notes. The aggregate purchase price for these 7.625% Notes was $112,569, including accrued interest. We recognized an aggregate loss on the extinguishment of these 7.625% Notes of $12,622, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net, during the three months ended June 30, 2013. For a discussion of subsequent events refer to Note 17.

5.25% Senior Notes due 2022
In August 2012, we issued $400,000 aggregate principal amount of 5.25% Senior Notes due 2022 (the “5.25% Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year at a rate of 5.25% per annum. The 5.25% Notes mature on August 15, 2022. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 5.25% Notes on a senior unsecured basis.

4.25% Senior Notes due 2020
In May 2013, we issued $500,000 aggregate principal amount of 4.25% Senior Notes due 2020 (the “4.25% Notes”). Interest is payable semi-annually in arrears on May 15 and November 15 of each year at a rate of 4.25% per annum. The 4.25% Notes mature on May 15, 2020. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 4.25% Notes on a senior unsecured basis. The 4.25% Notes were issued for $494,375, resulting in an aggregate original issuance discount of $5,625.

4.625% Senior Notes due 2023
In May 2013, we issued $500,000 aggregate principal amount of 4.625% Senior Notes due 2023 (the “4.625% Notes”). Interest is payable semi-annually in arrears on May 15 and November 15 of each year at a rate of 4.625% per annum. The 4.625% Notes mature on May 15, 2023. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 4.625% Notes on a senior unsecured basis. The 4.625% Notes were issued for $494,375, resulting in an aggregate original issuance discount of $5,625.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Senior Secured Revolving Credit Facility
In December 2012, we entered into a five-year Senior Secured Revolving Credit Facility (the “Credit Facility”) with a syndicate of financial institutions for $1,250,000. Our obligations under the Credit Facility are guaranteed by certain of our material domestic subsidiaries and are secured by a lien on substantially all of our assets and the assets of our material domestic subsidiaries. Borrowings under the Credit Facility are used for working capital and other general corporate purposes, including dividends, financing of acquisitions and share repurchases. Interest on borrowings is payable on a quarterly basis and accrues at a rate based on LIBOR plus an applicable rate. We are also required to pay a variable fee on the average daily unused portion of the Credit Facility which is currently 0.30% per annum and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant, and events of default. The Credit Facility contains incremental facilities which would allow us to increase or obtain new commitments and/or incur new term loans, subject to the terms of the Credit Facility.

During the three months ended June 30, 2013, we borrowed and repaid $150,000 under the Credit Facility. As of June 30, 2013, we had no outstanding balance and the full $1,250,000 was available for future borrowing under the Credit Facility.

Retired Debt

9.75% Senior Secured Notes due 2015
During the three and six months ended June 30, 2012, we purchased $38,316 and $70,888, respectively, of our then outstanding 9.75% Senior Secured Notes (the “9.75% Notes”) for an aggregate purchase price, including interest, of $41,875 and $77,440, respectively. We recognized an aggregate loss on the extinguishment of these 9.75% Notes of $4,054 and $7,832 during the three and six months ended June 30, 2012, respectively, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net. The remainder of the 9.75% Notes was repurchased in the second half of 2012.

13% Senior Notes due 2013
During the three and six months ended June 30, 2012, we purchased $62,729 and $96,983, respectively, of our then outstanding 13% Senior Notes due 2013 (the “13% Notes”) for an aggregate purchase price, including interest, of $73,616 and $113,226, respectively. We recognized an aggregate loss on the extinguishment of these 13% Notes of $11,596 and $17,789 during the three and six months ended June 30, 2012, respectively, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net. The remainder of the 13% Notes was repurchased in the second half of 2012.

Covenants and Restrictions
Our debt, other than our 4.25% Notes and 4.625% Notes, generally requires compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness unless our consolidated leverage would be no greater than 5.0 times consolidated operating cash flow after the incurrence of the indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions. In addition, under the Credit Facility, we also must comply with a maintenance covenant that we not exceed a total leverage ratio, calculated as total consolidated debt to consolidated operating cash flow, of 5.0 to 1.0.

Our 4.25% Notes and our 4.625% Notes are subject to covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to (x) create certain liens; and (y) enter into sale/leaseback transactions; and (ii) limit our ability to merge or consolidate. The indentures relating to the 4.25% Notes and the 4.625% Notes restrict our non-guarantor subsidiaries' ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiary guaranteeing each such series of Notes on a pari passu basis.

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

At June 30, 2013 and December 31, 2012, we were in compliance with our debt covenants.

(13)	Stockholders’ Equity

Common Stock, par value $0.001 per share
We were authorized to issue up to 9,000,000,000 shares of common stock as of June 30, 2013 and December 31, 2012. There were 6,257,721,498 and 5,262,440,085 shares of common stock issued and 6,247,221,498 and 5,262,440,085 shares outstanding as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, approximately 558,569,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.

Stock Repurchase Program
In December 2012, our board of directors approved a $2,000,000 common stock repurchase program. Shares of common stock may be purchased from time to time on the open market or in privately negotiated transactions.

During the six months ended June 30, 2013, we repurchased 352,568,635 shares of our common stock for $1,143,789, including fees and commissions, on the open market and in privately negotiated transactions. Liberty Media did not participate in the common stock repurchases.

Common stock repurchases are retired upon settlement. As of June 30, 2013, $35,173 of common stock repurchases had not settled and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders' equity. As of June 30, 2013, $856,211 remained available for purchase under our stock repurchase program. For a discussion of subsequent events refer to Note 17.

Share Lending Arrangements
To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. and UBS AG London Branch in July 2008. All loaned shares were returned to us as of October 2011, and the share lending agreements were terminated.

We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs for our Exchangeable Notes of $3,097 and $3,060, respectively, for the three months ended June 30, 2013 and 2012, and $6,306 and $6,042, respectively, for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the unamortized balance of the debt issuance costs was $19,140, with $18,721 recorded in Deferred financing fees, net, and $419 recorded in Long-term related party assets. As of December 31, 2012, the unamortized balance of the debt issuance costs was $27,652, with $27,099 recorded in Deferred financing fees, net, and $553 recorded in Long-term related party assets. These costs will continue to be amortized until the debt is terminated. A portion of the unamortized debt issuance costs was recognized during the six months ended June 30, 2013 in connection with the conversion of the Exchangeable Notes.

Preferred Stock, par value $0.001 per share
We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of June 30, 2013 and December 31, 2012, respectively.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Warrants
We have issued warrants to purchase shares of our common stock in connection with distribution, programming and satellite purchase agreements. As of June 30, 2013 and December 31, 2012, approximately 18,455,000 warrants to acquire an equal number of shares of common stock were outstanding and fully vested. Warrants were included in our calculation of diluted net income per common share as the effect was dilutive for the three and six months ended June 30, 2013. They were excluded from the calculation for the three and six months ended June 30, 2012 as the effect would have been anti-dilutive. The warrants expire at various times through 2015. At June 30, 2013 and December 31, 2012, the weighted average exercise price of outstanding warrants was $2.55 per share. We did not incur warrant related expenses during the three and six months ended June 30, 2013 and 2012.

(14)	Benefit Plans

We recognized share-based payment expense of $15,494 and $13,918 for the three months ended June 30, 2013 and 2012, respectively, and $30,012 and $28,869 for the six months ended June 30, 2013 and 2012, respectively.

2009 Long-Term Stock Incentive Plan
In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of June 30, 2013, approximately 133,184,000 shares of common stock were available for future grants under the 2009 Plan.

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

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	0.7%	0.8%	0.7%	0.8%
Expected life of options — years	4.71	5.12	4.71	5.17
Expected stock price volatility	48%	53%	48%	54%
Expected dividend yield	0%	0%	0%	0%

There were no options granted to third parties during the three and six months ended June 30, 2013 and 2012. We do not intend to pay regular dividends on our common stock. Accordingly, the dividend yield percentage used in the Black-Scholes-Merton option value is zero for all periods.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes stock option activity under our share-based payment plans for the six months ended June 30, 2013 (options in thousands):

	Options	Weighted- Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	274,512	$1.92
Granted	10,718	$3.31
Exercised	(15,962)	$1.20
Forfeited, cancelled or expired	(3,231)	$1.53
Outstanding as of June 30, 2013	266,037	$2.03	6.98	$393,944
Exercisable as of June 30, 2013	81,882	$2.70	4.65	$95,545

(1)
The weighted-average exercise price for options outstanding as of December 28, 2012 were adjusted in 2012 to reflect the reduction to the exercise price related to the December 28, 2012 special cash dividend.

The weighted average grant date fair value of options granted during the six months ended June 30, 2013 and 2012 was $1.34 and $0.94, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 was $33,660 and $107,560, respectively.

We recognized share-based payment expense associated with stock options of $15,283 and $13,047 for the three months ended June 30, 2013 and 2012, respectively, and $29,801 and $26,690 for the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes the restricted stock unit activity under our share-based payment plans for the six months ended June 30, 2013 (shares in thousands):

	Shares	Grant Date Fair Value
Nonvested as of December 31, 2012	429	$3.25
Granted	985	$3.30
Vested restricted stock units	(192)	$3.27
Forfeited	—	$—
Nonvested as of June 30, 2013	1,222	$3.29

The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2013 was $3.30. The total intrinsic value of restricted stock units that vested during the six months ended June 30, 2013 was $605. There were no restricted stock units granted to third parties during the three and six months ended June 30, 2013 and 2012.

We recognized share-based payment expense associated with restricted stock units of $211 during the three and six months ended June 30, 2013.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options, restricted stock units and shares granted to employees and members of our board of directors at June 30, 2013 and December 31, 2012, net of estimated forfeitures, were $116,474 and $129,010, respectively. The total unrecognized compensation costs at June 30, 2013 are expected to be recognized over a weighted-average period of 2.5 years.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

401(k) Savings Plan

We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in cash which is used to purchase shares of our common stock on the open market. During the three and six months ended June 30, 2013, we contributed approximately $968 and $2,387, respectively, to the Sirius XM Plan in fulfillment of our matching obligation. During the three and six months ended June 30, 2012, employer matching contributions were made in the form of shares of our common stock. Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions. Share-based payment expense resulting from the matching contribution to the Sirius XM Plan for the three and six months ended June 30, 2012 was $871 and $2,179, respectively.

(15)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of June 30, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt obligations	$2,095	$505,776	$774,342	$860	$—	$1,999,351	$3,282,424
Cash interest payments	108,786	217,746	148,716	114,894	115,565	331,013	1,036,720
Satellite and transmission	65,107	28,699	13,874	4,336	3,484	20,334	135,834
Programming and content	73,900	195,039	180,383	29,112	12,500	—	490,934
Marketing and distribution	10,263	15,596	6,716	3,601	850	525	37,551
Satellite incentive payments	4,902	12,377	11,478	12,311	13,259	69,066	123,393
Operating lease obligations	21,687	34,892	40,166	32,938	26,963	241,730	398,376
Other	38,964	28,471	5,115	1,286	278	23	74,137
Total (1)	$325,704	$1,038,596	$1,180,790	$199,338	$172,899	$2,662,042	$5,579,369

(1)	The table does not include our reserve for uncertain tax positions, which at June 30, 2013 totaled $1,460, as the specific timing of any cash payments cannot be projected with reasonable certainty.

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

Programming and content.    We have entered into various programming agreements. Under the terms of these agreements, our obligations include fixed payments, advertising commitments and revenue sharing arrangements. Our future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in our minimum contractual cash commitments.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of four of XM’s in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s satellites. As of June 30, 2013, we have accrued $27,890 related to contingent in-orbit performance payments for our XM-3 and XM-4 satellites based on expected operating performance over their fifteen-year design life. Boeing may also be entitled to an additional $10,000 if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Space Systems/Loral, a manufacturer of our in-orbit satellites, may be entitled to future in-orbit performance payments. As of June 30, 2013, we have accrued $7,563 and $22,241 related to contingent performance payments for our FM-5 and XM-5 satellites, respectively, based on their expected operating performance over their fifteen-year design life.

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

(16)    Income Taxes

Income tax (expense) benefit for the three months ended June 30, 2013 and 2012 was $(76,659) and $2,996,549, respectively, and $(155,699) and $2,993,747, for the six months ended June 30, 2013 and 2012, respectively.

We estimate our annual effective tax rate for the year ending December 31, 2013 will be 38.2%. For the three months ended June 30, 2012, we did not have any federal income tax expense as it was offset by a corresponding release of the valuation allowances related to our deferred tax assets. The income tax benefit of $2,993,747 recognized in the six months ended June 30, 2012 relates to the reversal of substantially all of our deferred income tax valuation allowance. As of June 30,

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

2013, there remains a valuation allowance related to deferred tax assets of $9,835 that are not likely to be realized due to certain state net operating loss limitations.

The increased ownership in us by Liberty Media to over 50% of our outstanding common stock did not create a change of control under Section 382 of the Internal Revenue Code.

(17)    Subsequent Events

Debt Repurchases
As of July 24, 2013, we repurchased in aggregate $74,534 in principal amount of our outstanding debt. This includes $57,034 and $17,500 of the 7.625% Notes and 8.75% Notes, respectively, at an aggregate purchase price of $63,677 and $19,885, including accrued interest, respectively.

Stock Repurchase Program
As of July 24, 2013, we repurchased 38,373,000 shares of our common stock for $136,299, including fees and commissions on the open market.

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

As of June 30, 2013, we had 25,068,988 subscribers of which 20,297,736 were self-pay subscribers and 4,771,252 were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet programs; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, data and Backseat TV services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscription plans, as well as discounts for multiple subscriptions. We also derive revenue from other subscription-related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our Internet radio, Backseat TV, data, traffic and weather services.

In certain cases, automakers and dealers include a subscription to our radio services in the sale or lease price of new vehicles or previously owned vehicles. The length of these trial subscriptions varies but is typically three to twelve months. We receive subscription payments for these trials from certain automakers. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

Liberty Media Corporation beneficially owned as of June 30, 2013, directly and indirectly, over 50% of the outstanding shares of our common stock. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries, Atlanta National League Baseball Club, Inc. and TruePosition, Inc., its

interests in Charter Communications, Live Nation Entertainment, Barnes & Noble, and minority equity investments in Time Warner Inc. and Viacom.

We also have an equity interest in Sirius XM Canada which offers satellite radio services in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count.

We have been discussing with our board of directors the desirability of undertaking a corporate reorganization that would create a new holding company structure pursuant to which:  Sirius XM Radio Inc., its business operations and its subsidiaries, would operate as a wholly owned subsidiary of the new holding company. However, no action has yet been taken by our board of directors to approve any reorganization. As a consequence, the timing of any such reorganization, if it were to occur, is uncertain.  The business operations of our company - Sirius XM Radio Inc. - and its subsidiaries would not change as a result of the reorganization. As part of such a reorganization, we would form a new parent company, called Sirius XM Holdings Inc.  Outstanding shares of our common stock would be automatically converted, on a share for share basis, into identical shares of common stock of Sirius XM Holdings Inc.  The certificate of incorporation, the bylaws, the executive officers and the board of directors of the new holding company would be the same as those of our company in effect immediately prior to the reorganization.  The common stock of the new holding company would continue to be listed on the NASDAQ Global Select Market.

Results of Operations

Set forth below are our results of operations for the three and six months ended June 30, 2013 compared with the three and six months ended June 30, 2012.

	Unaudited				2013 vs 2012 Change		2013 vs 2012 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
	2013	2012	2013	2012	Amount	%	Amount	%
Revenue:
Subscriber revenue	$814,718	$730,285	$1,598,060	$1,430,526	$84,433	12%	$167,534	12%
Advertising revenue	21,757	20,786	41,968	39,456	971	5%	2,512	6%
Equipment revenue	18,443	16,417	36,599	33,370	2,026	12%	3,229	10%
Other revenue	85,192	70,055	160,881	138,912	15,137	22%	21,969	16%
Total revenue	940,110	837,543	1,837,508	1,642,264	102,567	12%	195,244	12%
Operating expenses:
Cost of services:
Revenue share and royalties	155,859	135,426	304,390	267,537	20,433	15%	36,853	14%
Programming and content	70,381	65,169	144,991	135,265	5,212	8%	9,726	7%
Customer service and billing	80,290	68,679	160,684	134,866	11,611	17%	25,818	19%
Satellite and transmission	19,493	17,551	39,188	35,661	1,942	11%	3,527	10%
Cost of equipment	5,442	7,150	12,469	12,956	(1,708)	(24)%	(487)	(4)%
Subscriber acquisition costs	129,992	119,475	246,103	235,596	10,517	9%	10,507	4%
Sales and marketing	68,058	57,422	133,956	115,781	10,636	19%	18,175	16%
Engineering, design and development	15,052	6,272	29,894	18,962	8,780	140%	10,932	58%
General and administrative	60,392	65,664	116,732	125,550	(5,272)	(8)%	(8,818)	(7)%
Depreciation and amortization	67,415	66,793	134,433	132,910	622	1%	1,523	1%
Total operating expenses	672,374	609,601	1,322,840	1,215,084	62,773	10%	107,756	9%
Income from operations	267,736	227,942	514,668	427,180	39,794	17%	87,488	20%
Other income (expense):
Interest expense, net of amounts capitalized	(49,728)	(72,770)	(95,902)	(149,742)	23,042	32%	53,840	36%
Loss on extinguishment of debt and credit facilities, net	(16,377)	(15,650)	(16,377)	(25,621)	(727)	(5)%	9,244	36%
Interest and investment income (loss)	294	(1,728)	1,932	(2,871)	2,022	117%	4,803	167%
Other income (loss)	256	(173)	502	(749)	429	248%	1,251	167%
Total other expense	(65,555)	(90,321)	(109,845)	(178,983)	24,766	27%	69,138	39%
Income before income taxes	202,181	137,621	404,823	248,197	64,560	47%	156,626	63%
Income tax (expense) benefit	(76,659)	2,996,549	(155,699)	2,993,747	(3,073,208)	(103)%	(3,149,446)	(105)%
Net income	$125,522	$3,134,170	$249,124	$3,241,944	$(3,008,648)	(96)%	$(2,992,820)	(92)%

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

•
For the three months ended June 30, 2013 and 2012, subscriber revenue was $814,718 and $730,285, respectively, an increase of 12%, or $84,433. For the six months ended June 30, 2013 and 2012, subscriber revenue was $1,598,060 and $1,430,526, respectively, an increase of 12%, or $167,534. These increases were primarily attributable to a 9% increase in the daily weighted average number of subscribers, the impact of the increase in certain of our subscription rates beginning in January 2012 as more subscribers migrate to the higher rate, and an increase in subscriptions to premium services, including data services and Internet streaming. These increases were partially offset by subscription discounts offered through customer acquisition and retention programs, and an increasing number of lifetime subscription plans that have reached full revenue recognition.

We expect subscriber revenues to grow based on the growth of our subscriber base, promotions, subscription plan mix, and identification of additional revenue streams from subscribers.

Advertising Revenue includes the sale of advertising on certain non-music channels, net of agency fees. Agency fees are based on a contractual percentage of the gross advertising revenue.

•
For the three months ended June 30, 2013 and 2012, advertising revenue was $21,757 and $20,786, respectively, an increase of 5%, or $971. For the six months ended June 30, 2013 and 2012, advertising revenue was $41,968 and $39,456, respectively, an increase of 6%, or $2,512. These increases were primarily due to a greater number of spots sold and broadcast, and increases in the rates charged per spot.

We expect our advertising revenue to grow as advertisers are attracted to our national platform and growing subscriber base.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

•
For the three months ended June 30, 2013 and 2012, equipment revenue was $18,443 and $16,417, respectively, an increase of 12%, or $2,026. For the six months ended June 30, 2013 and 2012, equipment revenue was $36,599 and $33,370, respectively, an increase of 10%, or $3,229. These increases were driven by higher OEM production and mix of royalty eligible vehicles and, to a lesser extent, higher sales of aftermarket radios to distributors.

We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our aftermarket and direct to consumer business.

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.

•
For the three months ended June 30, 2013 and 2012, other revenue was $85,192 and $70,055, respectively, an increase of 22%, or $15,137. For the six months ended June 30, 2013 and 2012, other revenue was $160,881 and $138,912, respectively, an increase of 16%, or $21,969. These increases were driven by the U.S. Music Royalty Fee as our subscriber base increased and subscribers on the 12.5% rate increased. The increase was also partially driven by higher royalty revenue from Sirius XM Canada, as their self-pay subscriber base grew.

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

•
For the three months ended June 30, 2013 and 2012, revenue share and royalties were $155,859 and $135,426, respectively, an increase of 15%, or $20,433, and increased as a percentage of total revenue. For the six months ended June 30, 2013 and 2012, revenue share and royalties were $304,390 and $267,537, respectively, an increase of 14%, or $36,853, and increased as a percentage of total revenue. These increases were primarily attributable to greater revenues subject to royalty and/or revenue sharing arrangements, a 12.5% increase in the statutory royalty rate for the performance of sound recordings, and increased OEM revenue share, partially offset by an increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

We expect our revenue share and royalty costs to increase as our revenues grow. Under the terms of the Copyright Royalty Board's decision, we paid royalties of 9.0% and 8.0% of gross revenues, subject to certain exclusions, for the three and six months ended June 30, 2013, and 2012, respectively, and will pay 9.5% in 2014. The deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger are expected to provide increasing benefits to revenue share and royalties through the expiration of the acquired executory contracts in 2013.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.

•
For the three months ended June 30, 2013 and 2012, programming and content expenses were $70,381 and $65,169, respectively, an increase of 8%, or $5,212, but decreased as a percentage of total revenue. For the six months ended June 30, 2013 and 2012, programming and content expenses were $144,991 and $135,265, respectively, an increase of 7%, or $9,726, but decreased as a percentage of total revenue. These increases were primarily due to reductions in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts and increased personnel costs.

Excluding the impact from purchase accounting adjustments, based on our current programming offerings, we expect our programming and content expenses to decrease as agreements expire and are renewed or replaced on cost effective terms, offset by increases as we offer additional programming. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts will continue to decline, in absolute amount and as a percentage of reported programming and content costs, through 2015. Substantially all of the deferred credits on executory contracts will be amortized by the end of 2013.

Customer Service and Billing includes costs associated with the operation and management of third party customer service centers, and our subscriber management systems as well as billing and collection costs, transaction fees and bad debt expense.

•
For the three months ended June 30, 2013 and 2012, customer service and billing expenses were $80,290 and $68,679, respectively, an increase of 17%, or $11,611, and increased as a percentage of total revenue. For the six months ended June 30, 2013 and 2012, customer service and billing expenses were $160,684 and $134,866, respectively, an increase of 19%, or $25,818, and increased as a percentage of total revenue. These increases were primarily due to efforts to improve our customer service experience, resulting in higher spend on customer service agents, staffing and training, higher subscriber volume driving increased subscriber contacts, increased bad debt expense and higher technology costs.

We expect our customer service and billing expenses to increase as our subscriber base grows and as we continue to improve the customer service experience for our subscribers.

Satellite and Transmission consists of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control systems; terrestrial repeater networks; satellite uplink facilities; broadcast studios; and delivery of our Internet streaming service.

•
For the three months ended June 30, 2013 and 2012, satellite and transmission expenses were $19,493 and $17,551, respectively, an increase of 11%, or $1,942, but remained flat as a percentage of total revenue. For the six months ended June 30, 2013 and 2012, satellite and transmission expenses were $39,188 and $35,661, respectively, an increase of 10%, or $3,527, but remained flat as a percentage of total revenue. These increases were primarily due to increased costs associated with our streaming operations and in-orbit insurance.

We expect overall satellite and transmission expenses to increase as we enhance our Internet-based service and add functionality, expand our terrestrial repeater network, launch our FM-6 satellite and incur in-orbit insurance costs.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

•
For the three months ended June 30, 2013 and 2012, cost of equipment was $5,442 and $7,150, respectively, a decrease of 24%, or $1,708, and decreased as a percentage of equipment revenue. For the six months ended June 30, 2013 and 2012, cost of equipment was $12,469 and $12,956, respectively, a decrease of 4%, or $487, and decreased as a percentage of equipment revenue. These decreases were primarily due to lower average cost per product sold and lower inventory reserves, partially offset by higher direct to consumer volume for the current periods compared to the prior year periods.

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

•
For the three months ended June 30, 2013 and 2012, subscriber acquisition costs were $129,992 and $119,475, respectively, an increase of 9%, or $10,517, but decreased as a percentage of total revenue. For the six months ended June 30, 2013 and 2012, subscriber acquisition costs were $246,103 and $235,596, respectively, an increase of 4%, or $10,507, but decreased as a percentage of total revenue. These increases were primarily a result of increased OEM installations occurring in advance of acquiring the subscriber and lower benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.

We expect total subscriber acquisition costs to fluctuate with increases or decreases in OEM installations and changes in our gross subscriber additions. Changes in contractual OEM subsidy rates and the cost of subsidized radio components will also impact total subscriber acquisition costs. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit for acquired executory contracts will conclude at the expiration of the acquired contracts in 2013. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

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

•
For the three months ended June 30, 2013 and 2012, sales and marketing expenses were $68,058 and $57,422, respectively, an increase of 19%, or $10,636, and increased as a percentage of total revenue. For the six months ended June 30, 2013 and 2012, sales and marketing expenses were $133,956 and $115,781, respectively, an increase of 16%, or $18,175, but remained flat as a percentage of total revenue. These increases were primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials.

We anticipate that sales and marketing expenses will increase as changes in certain contractual marketing agreements become effective and as we expand programs to retain our existing subscribers, win-back former subscribers, and attract new subscribers. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired sales and marketing contracts will conclude at the expiration of the acquired contracts in 2013.

Engineering, Design and Development includes costs to develop chip sets and new products and services, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.

•
For the three months ended June 30, 2013 and 2012, engineering, design and development expenses were $15,052 and $6,272, respectively, an increase of 140%, or $8,780, and increased as a percentage of total revenue. For the six months ended June 30, 2013 and 2012, engineering, design and development expenses were $29,894 and $18,962, respectively, an increase of 58%, or $10,932, and increased as a percentage of total revenue. These increases were driven primarily by the reversal of certain non-recurring engineering charges that were recorded in the second quarter of 2012, as well as higher product development costs and costs related to enhanced subscriber features and functionality for our service.

We expect engineering, design and development expenses to increase in future periods as we develop products.

General and Administrative includes executive management, rent and occupancy, finance, legal, human resources, information technology, and insurance costs.

•
For the three months ended June 30, 2013 and 2012, general and administrative expenses were $60,392 and $65,664, respectively, a decrease of 8%, or $5,272, and decreased as a percentage of total revenue. For the six months ended June 30, 2013 and 2012, general and administrative expenses were $116,732 and $125,550, respectively, a decrease of 7%, or $8,818, and decreased as a percentage of total revenue. These decreases were primarily due to lower legal, personnel costs and share-based payment expense.

We expect our general and administrative expenses to increase in future periods as a result of, among other things, enhanced information technology and personnel costs to support the growth of our business.

Depreciation and Amortization represents the recognition in earnings of the acquisition cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.

•
For the three months ended June 30, 2013 and 2012, depreciation and amortization expense was $67,415 and $66,793, respectively, an increase of 1%, or $622, but decreased as a percentage of total revenue. For the six months ended June 30, 2013 and 2012, depreciation and amortization expense was $134,433 and $132,910, respectively, an increase of 1%, or $1,523, but decreased as a percentage of total revenue. These increases were driven by additional assets placed in-service.

We expect depreciation expense to decrease in future periods due to reduced amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives, principally through 2017. These decreases will be partially offset by increased depreciation resulting from the launch of our FM-6 satellite.

Other Income (Expense)

  Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and related launch vehicles.

•
For the three months ended June 30, 2013 and 2012, interest expense was $49,728 and $72,770, respectively, a decrease of 32%, or $23,042. For the six months ended June 30, 2013 and 2012, interest expense was $95,902 and $149,742, respectively, a decrease of 36%, or $53,840. These decreases were primarily due to a lower average outstanding debt balance combined with lower interest rates.

We expect interest expense to increase in future periods as we issue new debt to maintain our target leverage ratio and as total debt outstanding increases.

Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.

•
For the three months ended June 30, 2013 and 2012, loss on extinguishment of debt and credit facilities, net, was $16,377 and $15,650, respectively, an increase of $727. For the six months ended June 30, 2013 and 2012, loss on extinguishment of debt and credit facilities, net, was $16,377 and $25,621, respectively, a decrease of $9,244. During the three months ended June 30, 2013, a $16,377 loss was recorded on the partial repayment of our 7.625% Senior Notes due 2018 and our 8.75% Senior Notes due 2015. During the three months ended June 30, 2012, a $15,650 loss was recorded on the partial repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015. During the six months ended June 30, 2012, a $25,621 loss was recorded on the partial repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015.

Interest and Investment Income (Loss) includes realized gains and losses, interest income, and our share of the income (loss) of Sirius XM Canada.

•
For the three months ended June 30, 2013, interest and investment income was $294 compared to a loss of $(1,728) in the 2012 period. For the six months ended June 30, 2013, interest and investment income was $1,932 compared to a loss of $(2,871) in the 2012 period. The interest and investment income for 2013 was primarily due to our share of Sirius XM Canada's net income, partially offset by the amortization expense related to our equity method intangible assets. The interest and investment loss for 2012 was primarily the result of our share of Sirius XM Canada's net loss in that period.

Income Taxes

Income Tax (Expense) Benefit includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

•
For the three months ended June 30, 2013 income tax expense was $(76,659) and for the three months ended June 30, 2012 income tax benefit was $2,996,549. For the six months ended June 30, 2013 income tax expense was $(155,699) and for the six months ended June 30, 2012 income tax benefit was $2,993,747. We estimate that our annual effective tax rate for the year ending December 31, 2013 will be 38.2%. In 2012, we did not have any federal income tax expense as it was offset by a corresponding release of the valuation allowances related to deferred tax assets. Through 2012, the income tax provision includes a discrete benefit of approximately $2,989,000 related to the reversal of substantially all of our deferred income tax valuation allowance and a discrete benefit of approximately $9,000 related to changes in the effective tax rate on certain deferred taxes.

Subscriber Data
The following table contains subscriber data for the three months ended June 30, 2013 and 2012, respectively:

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Beginning subscribers	24,353,226	22,297,420	23,900,336	21,892,824
Gross subscriber additions	2,655,488	2,481,004	5,165,402	4,642,697
Deactivated subscribers	(1,939,726)	(1,858,962)	(3,996,750)	(3,616,059)
Net additions	715,762	622,042	1,168,652	1,026,638
Ending subscribers	25,068,988	22,919,462	25,068,988	22,919,462
Self-pay	20,297,736	18,670,966	20,297,736	18,670,966
Paid promotional	4,771,252	4,248,496	4,771,252	4,248,496
Ending subscribers	25,068,988	22,919,462	25,068,988	22,919,462
Self-pay	423,076	462,876	727,462	762,224
Paid promotional	292,686	159,166	441,190	264,414
Net additions	715,762	622,042	1,168,652	1,026,638
Daily weighted average number of subscribers	24,651,268	22,553,702	24,331,646	22,272,282
Average self-pay monthly churn	1.7%	1.9%	1.8%	1.9%
New vehicle consumer conversion rate	45%	45%	44%	45%
Note: See pages 40 through 47 for glossary.

Subscribers. At June 30, 2013, we had 25,068,988 subscribers, an increase of 2,149,526 subscribers, or 9%, from the 22,919,462 subscribers as of June 30, 2012.

•
For the three months ended June 30, 2013 and 2012, net additions were 715,762 and 622,042, respectively, an increase of 15%, or 93,720. For the six months ended June 30, 2013 and 2012, net additions were 1,168,652 and 1,026,638, respectively, an increase of 14%, or 142,014. The increase in gross subscriber additions for the three month period of 174,484 was due to higher new vehicle shipments and light vehicle sales, higher new and used car vehicle conversions from unpaid promotional trials, and higher returning activation volumes. The increase in deactivated subscribers of 80,764 was due to an increase in paid promotional trial deactivations driven by the growth of paid trials and increased self-pay deactivations from our larger subscriber base. The year to date increase in gross subscriber additions of 522,705 was due to higher new vehicle shipments and light vehicle sales, higher new and used car vehicle conversions from unpaid promotional trials, and higher returning activation volumes. The increase in deactivated subscribers of 380,691 was due to an increase in paid promotional trial deactivations driven by the growth of paid trials and increased self-pay deactivations from our larger subscriber base.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for a quarter by the average self-pay subscriber balance for a quarter. (See accompanying glossary on pages 40 through 47 for more details.)

•
For the three months ended June 30, 2013 and 2012, our average self-pay monthly churn rate was 1.7% and 1.9%, respectively. For the six months ended June 30, 2013 and 2012, our average self-pay monthly churn rate was 1.8% and 1.9%, respectively. Average self-pay monthly churn decreased due to a higher mix of existing subscribers migrating to paid trials on vehicle purchases rather than deactivating as a result of trading in or selling their previous vehicle.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 40 through 47 for more details).

•
For the three months ended June 30, 2013 and 2012, the new vehicle consumer conversion rate was 45%. For the six months ended June 30, 2013 and 2012, the new vehicle consumer conversion rate was 44% and 45%, respectively. The decrease in the new vehicle consumer conversion rate for the six month period was primarily due to the mix of sales among OEMs.

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

The following table contains our key operating metrics based on our adjusted results of operations for the three and six months ended June 30, 2013 and 2012, respectively:

	Unaudited Adjusted
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for per subscriber amounts)	2013	2012	2013	2012
ARPU	$12.28	$11.97	$12.16	$11.87
SAC, per gross subscriber addition	$52	$54	$51	$57
Customer service and billing expenses, per average subscriber	$1.08	$1.01	$1.09	$1.00
Free cash flow	$236,560	$230,018	$379,041	$244,779
Adjusted EBITDA	$282,979	$237,096	$544,850	$445,257

Note: See pages 40 through 47 for a reconciliation to GAAP in the accompanying glossary.

ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 40 through 47 for more details.)

•
For the three months ended June 30, 2013 and 2012, ARPU was $12.28 and $11.97, respectively. For the six months ended June 30, 2013 and 2012, ARPU was $12.16 and $11.87, respectively. The increase was driven primarily by the contribution of the U.S. Music Royalty Fee, the impact of the increase in certain of our subscription rates beginning in January 2012, and an increase in subscriptions to premium services, partially offset by subscription discounts offered through customer acquisition and retention programs, and lifetime subscription plans that have reached full revenue recognition.

SAC, Per Gross Subscriber Addition, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 40 through 47 for more details.)

•
For the three months ended June 30, 2013 and 2012, SAC, per gross subscriber addition, was $52 and $54, respectively. For the six months ended June 30, 2013 and 2012, SAC, per gross subscriber addition, was $51 and $57, respectively. These decreases were primarily due to lower contractual subsidies on OEM installations and activations, higher margin on equipment sales and the benefit of returning activations with limited costs, partially offset by higher OEM installation volume and higher migrations of self-pay subscribers to paid trials.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 40 through 47 for more details.)

•
For the three months ended June 30, 2013 and 2012, customer service and billing expenses, per average subscriber, were $1.08 and $1.01, respectively. For the six months ended June 30, 2013 and 2012, customer service and billing expenses, per average subscriber, were $1.09 and $1.00, respectively. These increases were primarily due to higher spend to increase agent staffing and training, increased bad debt expense and higher technology costs.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, and other investing activity. (For a reconciliation to GAAP see the accompanying glossary on pages 40 through 47 for more details.)

•
For the three months ended June 30, 2013 and 2012, free cash flow was $236,560 and $230,018, respectively, an increase of $6,542. For the six months ended June 30, 2013 and 2012, free cash flow was $379,041 and $244,779, respectively, an increase of $134,262. The increases were primarily driven by higher net cash provided by operating activities resulting from improved operating performance, lower interest payments, and higher collections from subscribers and distributors, partially offset by the purchase of certain long lead parts.

Adjusted EBITDA. EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax benefit (expense) and depreciation and amortization. Adjusted EBITDA removes the impact of other income and expense, losses on extinguishment of debt as well as certain other charges, such as goodwill impairment; certain purchase price accounting adjustments and share-based payment expense. (For a reconciliation to GAAP see the accompanying glossary on pages 40 through 47 for more details):

•
For the three months ended June 30, 2013 and 2012, adjusted EBITDA was $282,979 and $237,096, respectively, an increase of 19%, or $45,883. For the six months ended June 30, 2013 and 2012, adjusted EBITDA was $544,850 and $445,257, respectively, an increase of 22%, or $99,593. The increase was primarily due to increases in adjusted revenues, partially offset by increases in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base and the increase in certain of our subscription rates. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, higher customer service and billing costs related to increased staffing and higher subscriber volume, and higher sales and marketing costs related to subscriber communications, retention marketing, and SAC.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

As of June 30, 2013 and December 31, 2012, we had $651,769 and $520,945, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Six Months Ended June 30,
	2013	2012	2013 vs. 2012
Net cash provided by operating activities	$442,021	$293,723	$148,298
Net cash used in investing activities	(62,980)	(48,944)	(14,036)
Net cash used in financing activities	(248,217)	(150,439)	(97,778)
Net increase in cash and cash equivalents	130,824	94,340	36,484
Cash and cash equivalents at beginning of period	520,945	773,990	(253,045)
Cash and cash equivalents at end of period	$651,769	$868,330	$(216,561)

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities increased by $148,298 to $442,021 for the six months ended June 30, 2013 from $293,723 for the six months ended June 30, 2012.

Our largest source of cash provided by operating activities is generated by subscription and subscription-related revenues. We also generate cash from the sale of advertising on certain non-music channels and, to a lesser extent, the sale of satellite radios, components and accessories. Our primary uses of cash from operating activities include revenue share and royalty payments to distribution and content providers, and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to various vendors to service, maintain and acquire subscribers, general corporate expenditures, and compensation and related costs.

Cash provided by operating activities consists of net income adjusted for certain non-cash items, including depreciation, amortization, loss on extinguishment of debt, share-based payment expense, deferred income taxes and other non-cash purchase price adjustments.
The adjustments for the non-cash items increased from the six months ended June 30, 2012 to the six months ended June 30, 2013 due to the $2,989,000 discrete non-cash deferred tax allowance reversal during the second quarter of 2012.

Cash Flows Used in Investing Activities

Cash flows used in investing activities consists of capital expenditures for property and equipment. We will continue to incur significant costs to improve our terrestrial repeater network and broadcast and administrative infrastructure. In addition, we will continue to incur capital expenditures associated with our FM-6 satellite. The launch of our FM-6 satellite has been delayed from its scheduled August 2013 launch as a result of a recent third party launch failure. The FM-6 launch has not yet been rescheduled. We have recently ordered certain long lead parts and may take other actions that would accelerate the build of a replacement satellite if FM-6 is not able to commence in orbit operations following its launch.

•	The increase in cash flows used in investing activities was primarily due to an increase in spending to enhance our terrestrial repeater network and the purchase of certain long lead parts.

Cash Flows Used in Financing Activities

Cash flows used in financing activities consists of the issuance and repayment of long-term debt and related party debt, cash proceeds from exercise of stock options and the purchase of common stock under our share repurchase program. Proceeds from long-term debt, related party debt and equity issuances have been used to fund our operations, construct and launch new satellites and invest in other infrastructure improvements.

•
Cash flows used in financing activities in 2013 were primarily due to the repurchase of approximately 342,068,635 shares of common stock under our share repurchase program for $1,108,616, and the open market purchases of $29,013 of our 8.75% Senior Notes due 2015 and $100,650 of our 7.625% Senior Notes due 2018. In 2013, we issued $500,000 aggregate principal amount of 4.25% Senior Notes due 2020 and $500,000 aggregate principal amount of 4.625% Senior Notes due 2023. Cash flows used in financing activities during the six months ended June 30, 2012 were primarily driven by the partial repayment of $96,983 of our 13% Senior Notes due 2013 and $70,888 of our 9.75% Senior Secured Notes due 2015.

Future Liquidity and Capital Resource Requirements

We have entered into various agreements to design, construct and launch our satellites in the normal course of business. As disclosed in Note 15 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, as of June 30, 2013, we expect to incur satellite and transmission related expenditures of approximately $65,107 for the remainder of 2013 and $28,699 in 2014, the majority of which is attributable to the construction and expected launch of our FM-6 satellite and related launch vehicle, and an additional $42,028 thereafter.

Based upon our current business plans, we expect to fund operating expenses, capital expenditures, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility. We believe that we have sufficient cash and cash equivalents as well as debt capacity to cover our estimated short-term and long-term funding needs, stock repurchases and strategic opportunities. For a discussion of our Credit Facility, refer to Note 12 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

As of June 30, 2013, we had repurchased 352,568,635 shares of common stock for $1,143,789, including fees and commissions, on the open market and in privately negotiated transactions. Liberty Media did not participate in the common stock repurchases.

Common stock repurchases are retired upon settlement. As of June 30, 2013, $35,173 of common stock repurchases had not settled and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders' equity. As of June 30, 2013, $856,211 remains available under our stock repurchase program. We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and borrowings under our Credit Facility.

Debt Covenants

The indentures and the agreement governing our Credit Facility include restrictive covenants. As of June 30, 2013, we were in compliance with the indentures and the agreement governing our Credit Facility. For a discussion of our “Debt Covenants”, refer to Note 12 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income (GAAP):	$125,522	$3,134,170	$249,124	$3,241,944
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 42-45)	1,813	1,867	3,626	3,747
Operating expenses (see pages 42-45)	(69,479)	(73,423)	(137,889)	(147,449)
Share-based payment expense (GAAP)	15,494	13,917	30,012	28,869
Depreciation and amortization (GAAP)	67,415	66,793	134,433	132,910
Interest expense, net of amounts capitalized (GAAP)	49,728	72,770	95,902	149,742
Loss on extinguishment of debt and credit facilities, net (GAAP)	16,377	15,650	16,377	25,621
Interest and investment (income) loss (GAAP)	(294)	1,728	(1,932)	2,871
Other (income) loss (GAAP)	(256)	173	(502)	749
Income tax expense (benefit) (GAAP)	76,659	(2,996,549)	155,699	(2,993,747)
Adjusted EBITDA	$282,979	$237,096	$544,850	$445,257

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the three and six months ended June 30, 2013 and 2012:

	Unaudited For the Three Months Ended June 30, 2013
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$814,718	$—	$—	$814,718
Advertising revenue	21,757	—	—	21,757
Equipment revenue	18,443	—	—	18,443
Other revenue	85,192	1,813	—	87,005
Total revenue	$940,110	$1,813	$—	$941,923
Operating expenses
Cost of services:
Revenue share and royalties	$155,859	$40,831	$—	$196,690
Programming and content	70,381	2,478	(1,639)	71,220
Customer service and billing	80,290	—	(511)	79,779
Satellite and transmission	19,493	—	(827)	18,666
Cost of equipment	5,442	—	—	5,442
Subscriber acquisition costs	129,992	22,017	—	152,009
Sales and marketing	68,058	4,153	(3,182)	69,029
Engineering, design and development	15,052	—	(1,634)	13,418
General and administrative	60,392	—	(7,701)	52,691
Depreciation and amortization (a)	67,415	—	—	67,415
Share-based payment expense	—	—	15,494	15,494
Total operating expenses	$672,374	$69,479	$—	$741,853

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended June 30, 2013 was $12,000.

	Unaudited For the Three Months Ended June 30, 2012
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$730,285	$54	$—	$730,339
Advertising revenue	20,786	—	—	20,786
Equipment revenue	16,417	—	—	16,417
Other revenue	70,055	1,813	—	71,868
Total revenue	$837,543	$1,867	$—	$839,410
Operating expenses
Cost of services:
Revenue share and royalties	$135,426	$36,024	$—	$171,450
Programming and content	65,169	10,431	(1,231)	74,369
Customer service and billing	68,679	—	(388)	68,291
Satellite and transmission	17,551	—	(688)	16,863
Cost of equipment	7,150	—	—	7,150
Subscriber acquisition costs	119,475	23,530	—	143,005
Sales and marketing	57,422	3,438	(2,053)	58,807
Engineering, design and development	6,272	—	(1,282)	4,990
General and administrative	65,664	—	(8,275)	57,389
Depreciation and amortization (a)	66,793	—	—	66,793
Share-based payment expense	—	—	13,917	13,917
Total operating expenses	$609,601	$73,423	$—	$683,024

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended June 30, 2012 was $14,000.

	Unaudited For the Six Months Ended June 30, 2013
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$1,598,060	$—	$—	$1,598,060
Advertising revenue	41,968	—	—	41,968
Equipment revenue	36,599	—	—	36,599
Other revenue	160,881	3,626	—	164,507
Total revenue	$1,837,508	$3,626	$—	$1,841,134
Operating expenses
Cost of services:
Revenue share and royalties	$304,390	$80,592	$—	$384,982
Programming and content	144,991	4,956	(3,281)	146,666
Customer service and billing	160,684	—	(981)	159,703
Satellite and transmission	39,188	—	(1,677)	37,511
Cost of equipment	12,469	—	—	12,469
Subscriber acquisition costs	246,103	44,022	—	290,125
Sales and marketing	133,956	8,319	(6,243)	136,032
Engineering, design and development	29,894	—	(3,281)	26,613
General and administrative	116,732	—	(14,549)	102,183
Depreciation and amortization (a)	134,433	—	—	134,433
Share-based payment expense	—	—	30,012	30,012
Total operating expenses	$1,322,840	$137,889	$—	$1,460,729

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the six months ended June 30, 2013 was $25,000.

	Unaudited For the Six Months Ended June 30, 2012
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$1,430,526	$121	$—	$1,430,647
Advertising revenue	39,456	—	—	39,456
Equipment revenue	33,370	—	—	33,370
Other revenue	138,912	3,626	—	142,538
Total revenue	$1,642,264	$3,747	$—	$1,646,011
Operating expenses
Cost of services:
Revenue share and royalties	$267,537	$70,870	$—	$338,407
Programming and content	135,265	22,134	(2,606)	154,793
Customer service and billing	134,866	—	(815)	134,051
Satellite and transmission	35,661	—	(1,473)	34,188
Cost of equipment	12,956	—	—	12,956
Subscriber acquisition costs	235,596	47,616	—	283,212
Sales and marketing	115,781	6,829	(4,413)	118,197
Engineering, design and development	18,962	—	(2,714)	16,248
General and administrative	125,550	—	(16,848)	108,702
Depreciation and amortization (a)	132,910	—	—	132,910
Share-based payment expense	—	—	28,869	28,869
Total operating expenses	$1,215,084	$147,449	$—	$1,362,533

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the six months ended June 30, 2012 was $28,000.

ARPU - is derived from total earned subscriber revenue, advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee. Purchase price accounting adjustments include the recognition of deferred subscriber revenues not recognized in purchase price accounting associated with the Merger. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Subscriber revenue (GAAP)	$814,718	$730,285	$1,598,060	$1,430,526
Add: advertising revenue (GAAP)	21,757	20,786	41,968	39,456
Add: other subscription-related revenue (GAAP)	71,648	58,753	135,785	116,474
Add: purchase price accounting adjustments	—	54	—	121
	$908,123	$809,878	$1,775,813	$1,586,577
Daily weighted average number of subscribers	24,651,268	22,553,702	24,331,646	22,272,282
ARPU	$12.28	$11.97	$12.16	$11.87

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

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Customer service and billing expenses (GAAP)	$80,290	$68,679	$160,684	$134,866
Less: share-based payment expense	(511)	(388)	(981)	(815)
	$79,779	$68,291	$159,703	$134,051
Daily weighted average number of subscribers	24,651,268	22,553,702	24,331,646	22,272,282
Customer service and billing expenses, per average subscriber	$1.08	$1.01	$1.09	$1.00

Free cash flow - is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Cash Flow information
Net cash provided by operating activities	$273,106	$253,775	$442,021	$293,723
Net cash used in investing activities	$(36,546)	$(23,757)	$(62,980)	$(48,944)
Net cash provided by (used in) financing activities	$208,482	$(108,264)	$(248,217)	$(150,439)
Free Cash Flow
Net cash provided by operating activities	$273,106	$253,775	$442,021	$293,723
Additions to property and equipment	(36,546)	(23,757)	(62,980)	(48,944)
Free cash flow	$236,560	$230,018	$379,041	$244,779

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

Subscriber acquisition cost, per gross subscriber addition - or SAC, per gross subscriber addition, is derived from subscriber acquisition costs and margins from the sale of radios and accessories, excluding purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit of amortization of deferred credits on executory contracts recognized at the Merger date attributable to an OEM. SAC, per gross subscriber addition, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Subscriber acquisition costs (GAAP)	$129,992	$119,475	$246,103	$235,596
Less: margin from direct sales of radios and accessories (GAAP)	(13,001)	(9,267)	(24,130)	(20,414)
Add: purchase price accounting adjustments	22,017	23,530	44,022	47,616
	$139,008	$133,738	$265,995	$262,798
Gross subscriber additions	2,655,488	2,481,004	5,165,402	4,642,697
SAC, per gross subscriber addition	$52	$54	$51	$57

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of June 30, 2013, we did not hold any free-standing derivatives. We hold investments in marketable securities consisting of money market funds and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
ITEM  4. CONTROLS AND PROCEDURES

Controls and Procedures
As of June 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2013:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2013 - April 30, 2013	56,952,697	$3.08	56,952,697	$1,330,671,189
May 1, 2013 - May 31, 2013	64,300,988	$3.54	64,300,988	$1,103,314,471
June 1, 2013 - June 30, 2013	74,131,191	$3.33	74,131,191	$856,211,071
Total	195,384,876	$3.33	195,384,876	$856,211,071

(1)	These amounts include fees and commissions associated with the share repurchase.

(2)
On December 6, 2012, we announced that our board of directors approved a $2.0 billion common stock repurchase program. Our board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market or in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. We have repurchased shares of our common stock on the open market and in privately negotiated transactions.

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
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 26, 2013

EXHIBIT INDEX

Exhibit	Description

4.1
Indenture, dated as of May 16, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 20, 2013).

4.2
Indenture, dated as of May 16, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 20, 2013).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2013 and 2012; (ii) Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2013; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements (Unaudited).

 ____________________

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