Form 10-Q
period 2013-09-30
SIRIUS XM RADIO INC.
filed 2013-10-24
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 22, 2013)
COMMON STOCK, $0.001 PAR VALUE	6,135,513,195	SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Revenue:
Subscriber revenue	$834,053	$757,672	$2,432,113	$2,188,199
Advertising revenue	21,918	20,426	63,886	59,881
Equipment revenue	17,989	17,813	54,588	51,183
Other revenue	87,549	71,449	248,430	210,362
Total revenue	961,509	867,360	2,799,017	2,509,625
Operating expenses:
Cost of services:
Revenue share and royalties	162,627	141,834	467,017	409,371
Programming and content	72,322	69,938	217,313	205,203
Customer service and billing	76,322	77,768	237,006	212,635
Satellite and transmission	19,853	18,319	59,041	53,980
Cost of equipment	5,340	6,345	17,809	19,301
Subscriber acquisition costs	125,457	112,418	371,560	348,014
Sales and marketing	75,638	60,676	209,594	176,457
Engineering, design and development	13,007	13,507	42,901	32,468
General and administrative	67,881	68,235	184,613	193,786
Depreciation and amortization	58,533	66,571	192,966	199,481
Total operating expenses	676,980	635,611	1,999,820	1,850,696
Income from operations	284,529	231,749	799,197	658,929
Other income (expense):
Interest expense, net of amounts capitalized	(54,629)	(70,035)	(150,531)	(219,777)
Loss on extinguishment of debt and credit facilities, net	(107,971)	(107,105)	(124,348)	(132,726)
Interest and investment income (loss)	1,716	(321)	3,648	(3,192)
Other income (loss)	407	113	909	(637)
Total other expense	(160,477)	(177,348)	(270,322)	(356,332)
Income before income taxes	124,052	54,401	528,875	302,597
Income tax (expense) benefit	(61,158)	20,113	(216,857)	3,013,860
Net income	$62,894	$74,514	$312,018	$3,316,457
Foreign currency translation adjustment, net of tax	(11)	—	(292)	(38)
Total comprehensive income	$62,883	$74,514	$311,726	$3,316,419
Net income per common share:
Basic	$0.01	$0.01	$0.05	$0.52
Diluted	$0.01	$0.01	$0.05	$0.49
Weighted average common shares outstanding:
Basic	6,184,216	4,034,122	6,265,981	3,870,031
Diluted	6,287,353	6,577,654	6,446,082	6,848,230

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$716,784	$520,945
Accounts receivable, net	102,778	106,142
Receivables from distributors	80,819	104,425
Inventory, net	14,242	25,337
Prepaid expenses	130,794	122,157
Related party current assets	11,141	13,167
Deferred tax asset	887,182	923,972
Other current assets	7,525	12,037
Total current assets	1,951,265	1,828,182
Property and equipment, net	1,542,887	1,571,922
Long-term restricted investments	5,718	3,999
Deferred financing fees, net	29,377	38,677
Intangible assets, net	2,482,367	2,519,610
Goodwill	1,815,365	1,815,365
Related party long-term assets	29,385	44,954
Long-term deferred tax asset	1,036,708	1,219,256
Other long-term assets	13,240	12,878
Total assets	$8,906,312	$9,054,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$528,173	$587,652
Accrued interest	53,918	33,954
Current portion of deferred revenue	1,522,513	1,474,138
Current portion of deferred credit on executory contracts	3,904	207,854
Current maturities of long-term debt	489,492	4,234
Current maturities of long-term related party debt	49,383	—
Related party current liabilities	6,121	6,756
Total current liabilities	2,653,504	2,314,588
Deferred revenue	145,656	159,501
Deferred credit on executory contracts	2,339	5,175
Long-term debt	3,161,372	2,222,080
Long-term related party debt	10,948	208,906
Related party long-term liabilities	16,884	18,966
Other long-term liabilities	80,941	86,062
Total liabilities	6,071,644	5,015,278
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at September 30, 2013 and December 31, 2012:
Convertible perpetual preferred stock, series B-1 (liquidation preference of $0.001 per share); 0 and 6,250,100 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	6
Common stock, par value $0.001; 9,000,000,000 shares authorized; 6,134,596,655 and 5,262,440,085 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	6,135	5,263
Accumulated other comprehensive (loss) income, net of tax	(172)	120
Additional paid-in capital	8,828,077	10,345,566
Accumulated deficit	(5,999,372)	(6,311,390)
Total stockholders’ equity	2,834,668	4,039,565
Total liabilities and stockholders’ equity	$8,906,312	$9,054,843

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Convertible Perpetual Preferred Stock, Series B-1		Common Stock				Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2012	6,250,100	$6	5,262,440,085	$5,263	$120	$10,345,566	—	$—	$(6,311,390)	$4,039,565
Comprehensive income, net of tax	—	$—	—	$—	$(292)	$—	—	$—	$312,018	$311,726
Share-based payment expense	—	$—	—	$—	$—	$49,774	—	$—	$—	$49,774
Exercise of options and vesting of restricted stock units	—	$—	27,505,245	$28	$—	$19,251	—	$—	$—	$19,279
Minimum withholding taxes on net share settlement of stock-based compensation	—	$—	—	$—	$—	$(28,413)	—	$—	$—	$(28,413)
Conversion of preferred stock to common stock	(6,250,100)	$(6)	1,293,509,076	$1,293	$—	$(1,287)	—	$—	$—	$—
Conversion of Exchangeable Notes to common stock	—	$—	27,687,850	$28	$—	$45,069	—	$—	$—	$45,097
Common stock repurchased	—	$—	—	$—	$—	$—	476,545,601	$(1,602,360)	$—	$(1,602,360)
Common stock retired	—	$—	(476,545,601)	$(477)	$—	$(1,601,883)	(476,545,601)	$1,602,360	$—	$—
Balance at September 30, 2013	—	$—	6,134,596,655	$6,135	$(172)	$8,828,077	—	$—	$(5,999,372)	$2,834,668
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$312,018	$3,316,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,966	199,481
Non-cash interest expense, net of amortization of premium	16,506	30,786
Provision for doubtful accounts	28,571	24,953
Amortization of deferred income related to equity method investment	(2,082)	(2,082)
Loss on extinguishment of debt and credit facilities, net	124,348	132,726
(Gain) loss on unconsolidated entity investments, net	(2,831)	4,014
Dividend received from unconsolidated entity investment	17,707	—
Loss on disposal of assets	128	567
Share-based payment expense	49,774	46,361
Deferred income taxes	219,184	(3,017,021)
Other non-cash purchase price adjustments	(206,786)	(220,336)
Changes in operating assets and liabilities:
Accounts receivable	(25,207)	(26,211)
Receivables from distributors	23,606	(2,956)
Inventory	11,095	888
Related party assets	2,077	6,905
Prepaid expenses and other current assets	(6,665)	(26,367)
Other long-term assets	(363)	24,454
Accounts payable and accrued expenses	(58,680)	(27,384)
Accrued interest	19,964	(5,940)
Deferred revenue	34,530	52,777
Related party liabilities	(635)	(1,314)
Other long-term liabilities	(4,968)	2,774
Net cash provided by operating activities	744,257	513,532
Cash flows from investing activities:
Additions to property and equipment	(118,235)	(73,546)
Purchases of restricted and other investments	(1,719)	—
Net cash used in investing activities	(119,954)	(73,546)
Cash flows from financing activities:
Proceeds from exercise of stock options	21,819	89,250
Taxes paid in lieu of shares issued for stock-based compensation	(27,913)	—
Proceeds from long-term borrowings and revolving credit facility, net of costs	2,532,137	393,687
Payment of premiums on redemption of debt	(116,410)	(100,615)
Repayment of long-term borrowings and revolving credit facility	(1,085,737)	(914,028)
Repayment of related party long-term borrowings	(150,000)	(126,000)
Common stock repurchased and retired	(1,602,360)	—
Net cash used in financing activities	(428,464)	(657,706)
Net increase (decrease) in cash and cash equivalents	195,839	(217,720)
Cash and cash equivalents at beginning of period	520,945	773,990
Cash and cash equivalents at end of period	$716,784	$556,270
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$109,476	$188,997
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	8,870	12,781
Conversion of Series B preferred stock to common stock	1,293	1,294
Conversion of 7% Exchangeable Notes to common stock, net of debt issuance and deferred financing costs	45,097	—
Goodwill reduced for the exercise and vesting of certain stock awards	—	19,183
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

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and longer term subscription plans, as well as discounts for multiple subscriptions. We also derive revenue from other subscription-related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our Internet radio, Backseat TV, data, traffic and weather services.

In certain cases, automakers and dealers include a subscription to our radio services in the sale or lease price of new or previously owned vehicles. The length of these trial subscriptions varies but is typically three to twelve months. We receive subscription payments for these trials from certain automakers. We also reimburse various automakers for certain costs associated with satellite radios installed in new vehicles.

On August 14, 2013, we entered into a Stock Purchase Agreement with Agero, Inc. ("Agero"), pursuant to which we agreed to acquire the connected vehicle business of Agero for an aggregate purchase price of approximately $530,000 in cash. Agero's connected vehicle business is a leader in implementing the next generation of connected vehicle services. The business offers a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services and remote vehicle diagnostics. The transaction is expected to close in the fourth quarter of 2013 subject to the expiration or early termination of the Hart-Scott-Rodino antitrust waiting period and other customary closing conditions.

Liberty Media Corporation beneficially owned as of September 30, 2013, directly and indirectly, over 50% of the outstanding shares of our common stock. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries, Atlanta National League Baseball Club, Inc. and TruePosition, Inc., its interests in Charter Communications, Live Nation and Barnes & Noble, and minority equity investments in Time Warner, Inc. and Viacom.
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
Basis of Presentation
Certain numbers in our prior period consolidated financial statements have been reclassified to conform to our current period presentation. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been made.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements. For a discussion of subsequent events refer to Note 17.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include assessments of asset impairment, depreciable lives of our satellites, share-based payment expense and income taxes.

(2)	Summary of Significant Accounting Policies
Fair Value of Financial Instruments
The fair value for publicly traded instruments is determined using quoted market prices while the fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of September 30, 2013 and December 31, 2012, the carrying value of our debt was $3,711,195 and $2,435,220, respectively, and the fair value approximated $4,304,922 and $3,055,076, respectively. The carrying value of our investment in Sirius XM Canada was $28,589 and $37,983 as of September 30, 2013 and December 31, 2012, respectively; the fair value approximated $385,000 and $290,900 as of September 30, 2013 and December 31, 2012, respectively.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss of $172 was primarily comprised of the cumulative foreign currency translation adjustments related to our interest in Sirius XM Canada. During the three months ended September 30, 2013, we recorded a foreign currency translation adjustment loss of $11, net of a tax benefit of $15; during the nine months ended September 30, 2013, we recorded a foreign currency translation adjustment loss of $292, net of a tax benefit of $155.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard was effective for interim and annual periods beginning after December 15, 2012 and is to be applied on a prospective basis. We adopted ASU 2013-02 and will disclose significant amounts reclassified out of accumulated other comprehensive income as such transactions arise. ASU 2013-02 affects financial statement presentation only and has no impact on our results of operations or unaudited consolidated financial statements.

(3)	Earnings per Share

We utilize the two-class method in calculating basic net income per common share, as our Series B Preferred Stock was considered to be participating securities through January 18, 2013. On January 18, 2013, Liberty Media converted its remaining 6,250,100 outstanding shares of Series B Preferred Stock into 1,293,509,076 shares of common stock. Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, preferred stock, warrants, stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Common stock equivalents of approximately 323,615,000 and 451,577,000 for the three months ended September 30, 2013 and 2012, respectively, and 354,938,000 and 144,014,000 for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator:
Net income	$62,894	$74,514	$312,018	$3,316,457
Less:
Allocation of undistributed income to Series B Preferred Stock	—	(27,825)	(4,190)	(1,309,647)
Net income available to common stockholders for basic net income per common share	$62,894	$46,689	$307,828	$2,006,810
Add back:
Allocation of undistributed income to Series B Preferred Stock	—	27,825	4,190	1,309,647
Effect of interest on assumed conversions of convertible debt	—	—	—	28,875
Net income available to common stockholders for diluted net income per common share	$62,894	$74,514	$312,018	$3,345,332
Denominator:
Weighted average common shares outstanding for basic net income per common share	6,184,216	4,034,122	6,265,981	3,870,031
Weighted average impact of assumed Series B Preferred Stock conversion	—	2,404,143	85,286	2,525,588
Weighted average impact of assumed convertible debt	—	—	—	293,333
Weighted average impact of other dilutive equity instruments	103,137	139,389	94,815	159,278
Weighted average shares for diluted net income per common share	6,287,353	6,577,654	6,446,082	6,848,230
Net income per common share:
Basic	$0.01	$0.01	$0.05	$0.52
Diluted	$0.01	$0.01	$0.05	$0.49

(4)	Accounts Receivable, net

Accounts receivable, net, are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon our assessment of various factors. We consider historical experience, the age of the receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay. Bad debt expense is included in Customer service and billing expense in our unaudited consolidated statements of comprehensive income.

Accounts receivable, net, consists of the following:

	September 30, 2013	December 31, 2012
Gross accounts receivable	$114,300	$117,853
Allowance for doubtful accounts	(11,522)	(11,711)
Total accounts receivable, net	$102,778	$106,142

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Receivables from distributors include billed and unbilled amounts due from OEMs for services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. We have not established an allowance for doubtful accounts for our receivables from distributors as we have historically not experienced any significant collection issues with our OEMs. Receivables from distributors consist of the following:

	September 30, 2013	December 31, 2012
Billed	$30,583	$53,057
Unbilled	50,236	51,368
Total	$80,819	$104,425

(5)	Inventory, net

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

Inventory, net, consists of the following:

	September 30, 2013	December 31, 2012
Raw materials	$12,505	$17,717
Finished goods	16,800	23,779
Allowance for obsolescence	(15,063)	(16,159)
Total inventory, net	$14,242	$25,337

(6)	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of goodwill exceeds its fair value, an impairment loss is recognized.

As of September 30, 2013, there were no indicators of impairment, and no impairment loss was recorded for goodwill during the three and nine months ended September 30, 2013 and 2012. During the nine months ended September 30, 2012, with the release of the deferred income tax valuation allowance, we reduced goodwill by $19,183 related to the subsequent exercise of certain stock options and vesting of certain restricted stock units that were recorded at fair value in connection with the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (“the Merger”). As of September 30, 2013, the cumulative balance of goodwill impairments recorded since the Merger was $4,766,190, which was recognized during the year ended December 31, 2008.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(7)	Intangible Assets

As a result of the Merger, certain intangible assets formerly held by XM Satellite Radio Holdings Inc. were recorded at fair value. Intangible assets consist of the following:

		September 30, 2013			December 31, 2012
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(262,217)	117,783	380,000	(233,317)	146,683
Licensing agreements	9.1 years	78,289	(51,682)	26,607	78,489	(44,161)	34,328
Proprietary software	6 years	16,552	(13,236)	3,316	16,552	(12,777)	3,775
Developed technology	10 years	2,000	(1,033)	967	2,000	(883)	1,117
Leasehold interests	7.4 years	132	(92)	40	132	(79)	53
Total intangible assets		$2,810,627	$(328,260)	$2,482,367	$2,810,827	$(291,217)	$2,519,610

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

We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our licenses expires:

FCC satellite licenses	Expiration year
SIRIUS FM-1	2017
SIRIUS FM-2	2017
SIRIUS FM-3	2017
SIRIUS FM-5	2017
SIRIUS FM-6 (1)
XM-1	2014
XM-2	2014
XM-3	2021
XM-4	2014
XM-5	2018

(1)	We hold an FCC license for our FM-6 satellite which will expire eight years from when this satellite is launched and placed into operation.

Prior to expiration, we are required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of September 30, 2013, there were no legal, regulatory or contractual limitations associated with the XM trademark.

Our annual impairment assessment of our indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

impairment loss is recognized. As of September 30, 2013, there were no indicators of impairment, and no impairment loss was recorded for intangible assets with indefinite lives during the three and nine months ended September 30, 2013 and 2012.

Definite Life Intangible Assets
Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis.

Amortization expense for all definite life intangible assets was $12,107 and $13,198 for the three months ended September 30, 2013 and 2012, respectively, and $37,043 and $40,775 for the nine months ended September 30, 2013 and 2012, respectively. Expected amortization expense for the remaining period in 2013, each of the fiscal years 2014 through 2017 and for periods thereafter is as follows:

Year ending December 31,	Amount
2013 (remaining)	$10,278
2014	38,877
2015	35,561
2016	32,546
2017	19,582
Thereafter	11,869
Total definite life intangible assets, net	$148,713

(8)	Interest Costs

We capitalized a portion of the interest on funds borrowed as part of the cost of constructing our satellites and related launch vehicle. We are currently capitalizing the interest associated with our FM-6 satellite and related launch vehicle and will continue to do so until the satellite is placed into operation. We also incur interest costs on our debt instruments and on our satellite incentive agreements. The following is a summary of our interest costs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest costs charged to expense	$54,629	$70,035	$150,531	$219,777
Interest costs capitalized	7,915	8,005	23,923	24,087
Total interest costs incurred	$62,544	$78,040	$174,454	$243,864

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $5,574 and $9,755 for the three months ended September 30, 2013 and 2012, respectively, and $16,506 and $30,786 for the nine months ended September 30, 2013 and 2012, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(9)	Property and Equipment

Property and equipment, net, consists of the following:

	September 30, 2013	December 31, 2012
Satellite system	$1,943,537	$1,943,537
Terrestrial repeater network	112,516	112,482
Leasehold improvements	46,070	44,938
Broadcast studio equipment	57,717	55,823
Capitalized software and hardware	257,419	232,753
Satellite telemetry, tracking and control facilities	63,790	62,734
Furniture, fixtures, equipment and other	66,345	76,028
Land	38,411	38,411
Building	58,011	57,816
Construction in progress	511,715	417,124
Total property and equipment	3,155,531	3,041,646
Accumulated depreciation and amortization	(1,612,644)	(1,469,724)
Property and equipment, net	$1,542,887	$1,571,922

Construction in progress consists of the following:

	September 30, 2013	December 31, 2012
Satellite system	$431,513	$376,825
Terrestrial repeater network	24,888	17,224
Other	55,314	23,075
Construction in progress	$511,715	$417,124

Depreciation expense on property and equipment was $46,426 and $53,373 for the three months ended September 30, 2013 and 2012, respectively, and $155,923 and $158,706 for the nine months ended September 30, 2013 and 2012, respectively.

We retired property and equipment of $13,130 and $4,633 and recognized a loss on disposal of assets of $128 and $567 during the nine months ended September 30, 2013 and 2012, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Satellites
We currently own a fleet of nine orbiting satellites. The chart below provides certain information on these satellites:

Satellite Designation	Year Delivered	Estimated End of Depreciable Life
FM-1*	2000	2013
FM-2*	2000	2013
FM-3	2000	2015
FM-5	2009	2024
XM-1*	2001	2013
XM-2*	2001	2013
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025
* Satellite was fully depreciated as of September 30, 2013 but is still in operation.

We own four orbiting satellites for use in the Sirius system. We own five orbiting satellites for use in the XM system. Four of these satellites were manufactured by Boeing Satellite Systems International, Inc., and five were manufactured by Space Systems/Loral.

During the three months ended September 30, 2013 and 2012, we capitalized expenditures, including interest, of $28,608 and $8,219, respectively, and $44,982 and $25,224 during the nine months ended September 30, 2013 and 2012, respectively, related to the construction of our FM-6 satellite and related launch vehicle.

(10)	Related Party Transactions

We had the following related party balances at September 30, 2013 and December 31, 2012:

	Related party current assets		Related party long-term assets		Related party current liabilities		Related party long-term liabilities		Related party debt
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Liberty Media	$—	$—	$405	$757	$1,845	$3,980	$—	$—	$60,331	$208,906
Sirius XM Canada	11,141	13,167	28,980	44,197	4,276	2,776	16,884	18,966	—	—
Total	$11,141	$13,167	$29,385	$44,954	$6,121	$6,756	$16,884	$18,966	$60,331	$208,906

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

In September 2012, Liberty Radio, LLC converted 6,249,900 shares of the Series B Preferred Stock into 1,293,467,684 shares of our common stock. In January 2013, the Federal Communications Commission granted Liberty Media approval to acquire de jure control of us, and Liberty Radio, LLC converted its remaining Series B Preferred Stock into 1,293,509,076 shares of our common stock. In addition, Liberty Media, indirectly through its subsidiaries, purchased an additional 50,000,000 shares of our common stock. As a result of these conversions of Series B Preferred Stock and additional

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

purchases of shares of our common stock, Liberty Media beneficially owned, directly and indirectly, over 50% of our outstanding common stock as of September 30, 2013.

Two current Liberty Media executives and one Liberty Media director are members of our board of directors. Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

Liberty Media has advised us that as of September 30, 2013 and December 31, 2012 it also owned the following:

	September 30, 2013	December 31, 2012
7% Exchangeable Senior Subordinated Notes due 2014	$11,000	$11,000
8.75% Senior Notes due 2015	—	150,000
7.625% Senior Notes due 2018	50,000	50,000
Total principal debt	61,000	211,000
Less: discounts	669	2,094
Total carrying value of debt	$60,331	$208,906

During the three months ended September 30, 2013, we redeemed $150,000 of our 8.75% Senior Notes due 2015 held by Liberty Media as part of the redemption of these Notes in their entirety. For a discussion of subsequent events refer to Note 17.

As of September 30, 2013 and December 31, 2012, we recorded $1,845 and $3,980, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $3,619 and $8,242 for the three months ended September 30, 2013 and 2012, respectively, and $12,978 and $26,260 for the nine months ended September 30, 2013 and 2012, respectively.

Sirius XM Canada
We own approximately 46,700,000 Class A shares on a converted basis of Sirius XM Canada Holdings Inc., the parent company of Sirius XM Canada, representing a 37.6% equity interest and a 25.0% voting interest.

We had the following Related party current asset balances attributable to Sirius XM Canada at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Deferred programming costs and accrued interest	$3,390	$4,350
Dividends receivable	—	6,176
Chip set and other services reimbursement	4,069	2,641
Fair value of host contract of debenture	3,682	—
Fair value of embedded derivative of debenture	—	—
Total	$11,141	$13,167

We provide Sirius XM Canada with chip sets and other services and we are reimbursed for these costs.

We hold an investment in CAD $4,000 face value of 8% convertible unsecured subordinated debentures issued by Sirius XM Canada Holdings, Inc., for which the embedded conversion feature is bifurcated from the host contract. As of September 30, 2013, the debentures are classified as a Related party current asset since they mature in September 2014. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive income (loss), net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss).

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Related party long-term asset balances attributable to Sirius XM Canada consisted of the following:

	September 30, 2013	December 31, 2012
Non-interest bearing note, principal	$391	$404
Fair value of host contract of debenture	—	3,877
Fair value of embedded derivative of debenture	—	9
Investment balance*	28,589	37,983
Deferred programming costs and accrued interest	—	1,924
Total	$28,980	$44,197
* The investment balance includes equity method goodwill and intangible assets of $26,524 and $27,615 as of September 30, 2013 and December 31, 2012, respectively.

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

In July 2013, Sirius XM Canada declared a quarterly cash dividend of CAD $0.1050 per Class A share and CAD $0.0350 per Class B share for shareholders of record on July 22, 2013. We received $4,727 and $12,209 of quarterly dividends which were recorded as a reduction of our investment balance in Sirius XM Canada for the three and nine months ended September 30, 2013, respectively.

Related party liabilities attributable to Sirius XM Canada consisted of the following:

	September 30, 2013	December 31, 2012
Deferred revenue for NHL licensing fees	$1,500	$—
Carrying value of deferred revenue	19,660	21,742
Total	$21,160	$21,742

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

We recorded the following revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Royalty income	$8,611	$7,924	$26,081	$23,425
Amortization of Sirius XM Canada deferred income	694	694	2,082	2,082
Licensing fee revenue	1,170	1,500	3,512	4,500
Advertising and other reimbursements	194	—	2,305	833
Total revenue from Sirius XM Canada	$10,669	$10,118	$33,980	$30,840

Our share of net earnings or losses of Sirius XM Canada are recorded to Interest and investment income (loss) in our unaudited consolidated statements of comprehensive income on a one month lag. Our share of Sirius XM Canada’s net income (loss) was $1,813 and $(182) for the three months ended September 30, 2013 and 2012, respectively, and $3,922 and $(3,403) for the nine months ended September 30, 2013 and 2012, respectively. We recorded amortization expense related to the equity method intangible assets of $364 and $363 for the three months ended September 30, 2013 and 2012, respectively, and $1,091 and $611 for the nine months ended September 30, 2013 and 2012, respectively.

(11)    Investments

Long Term Restricted Investments
Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of our office space. As of September 30, 2013 and December 31, 2012, our Long-term restricted investments were $5,718 and $3,999, respectively. During the three months ended September 30, 2013, a new letter of credit for $1,719 associated with additional office space was issued for our benefit.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(12)    Debt

Our debt consists of the following:

	Conversion Price (per share)	September 30, 2013	December 31, 2012
7% Exchangeable Senior Subordinated Notes due 2014	$1.841	$502,370	$550,000
Less: discount		(2,374)	(4,112)
8.75% Senior Notes due 2015	N/A	—	800,000
Less: discount		—	(7,056)
7.625% Senior Notes due 2018	N/A	539,551	700,000
Less: discount		(6,661)	(9,647)
4.25% Senior Notes due 2020	N/A	500,000	—
Less: discount		(5,366)	—
5.875% Senior Notes due 2020	N/A	650,000	—
Less: discount		(7,296)	—
5.75% Senior Notes due 2021	N/A	600,000	—
Less: discount		(5,644)	—
5.25% Senior Notes due 2022	N/A	400,000	400,000
Less: discount		(5,473)	(5,826)
4.625% Senior Notes due 2023	N/A	500,000	—
Less: discount		(5,459)	—
Senior Secured Revolving Credit Facility	N/A	40,000	—
Other debt:
Capital leases	N/A	17,547	11,861
Total debt		3,711,195	2,435,220
Less: total current maturities*		538,875	4,234
Total long-term		3,172,320	2,430,986
Less: long-term related party		10,948	208,906
Total long-term, excluding related party		$3,161,372	$2,222,080
*This balance includes $49,383 in related party current maturities.

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

In connection with the fundamental change that occurred on January 17, 2013 and the subsequent offer that was made to each holder of the Exchangeable Notes on February 1, 2013, $47,630 in principal amount of the Exchangeable Notes were

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

converted resulting in the issuance of 27,687,850 shares of our common stock. As a result of this conversion, we retired $47,630 in principal amount of the Exchangeable Notes and recognized a proportionate share of unamortized discount and deferred financing fees of $2,533 to Additional paid-in capital. No loss was recognized as a result of the exchange.

During the three and nine months ended September 30, 2013 and the three months ended September 30, 2012, the common stock reserved for conversion in connection with the Exchangeable Notes were considered to be anti-dilutive in our calculation of diluted net income per share. During the nine months ended September 30, 2012, the Exchangeable Notes were considered to be dilutive.

7.625% Senior Notes due 2018
In October 2010, we issued $700,000 aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Notes”). Interest is payable semi-annually in arrears on May 1 and November 1 of each year at a rate of 7.625% per annum.

During the three and nine months ended September 30, 2013, we purchased $59,799 and $160,449, respectively, in aggregate principal amount of the 7.625% Notes for an aggregate purchase price, including premium and interest, of $66,782 and $179,351, respectively. We recognized an aggregate loss on the extinguishment of these 7.625% Notes of $6,908 and $19,530, during the three and nine months ended September 30, 2013, respectively, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.

On September 25, 2013, we called for the redemption of the remaining $539,551 outstanding principal balance of the 7.625% Notes on October 25, 2013. The 7.625% Notes have been classified as a current liability within our unaudited consolidated balance sheet as of September 30, 2013. For a discussion of subsequent events refer to Note 17.

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

5.875% Senior Notes due 2020
In September 2013, we issued $650,000 aggregate principal amount of 5.875% Senior Notes due 2020 (the "5.875% Notes"). Interest is payable semi-annually in arrears on April 1 and October 1 of each year at a rate of 5.875% per annum. The 5.875% Notes mature on October 1, 2020. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 5.875% Notes on a senior unsecured basis. The 5.875% Notes were issued for $642,688, resulting in an aggregate original issuance discount of $7,312.

5.75% Senior Notes due 2021
In August 2013, we issued $600,000 aggregate principal amount of 5.75% Senior Notes due 2021 (the "5.75% Notes"). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 5.75% per annum. The 5.75% Notes mature on August 1, 2021. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 5.75% Notes on a senior unsecured basis. The 5.75% Notes were issued for $594,263, resulting in an aggregate original issuance discount of $5,737.

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

Senior Secured Revolving Credit Facility
In December 2012, we entered into a five-year Senior Secured Revolving Credit Facility (the “Credit Facility”) with a syndicate of financial institutions for $1,250,000. Our obligations under the Credit Facility are guaranteed by certain of our material domestic subsidiaries and are secured by a lien on substantially all of our assets and the assets of our material domestic subsidiaries. Borrowings under the Credit Facility are used for working capital and other general corporate purposes, including dividends, financing of acquisitions and share repurchases. Interest on borrowings is payable on a quarterly basis and accrues at a rate based on LIBOR plus an applicable rate. We are also required to pay a variable fee on the average daily unused portion of the Credit Facility which is currently 0.35% per annum and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant, and events of default. The Credit Facility contains incremental facilities which would allow us to increase or obtain new commitments and/or incur new term loans, subject to the terms of the Credit Facility.

As of September 30, 2013, $1,210,000 was available for future borrowing under the Credit Facility. Our outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheet as of September 30, 2013 due to the long-term maturity of this debt.

Retired Debt

8.75% Senior Notes due 2015
In March 2010, we issued $800,000 aggregate principal amount of 8.75% Senior Notes due 2015 (the “8.75% Notes”). The 8.75% Notes were issued for $786,000, resulting in an aggregate original issuance discount of $14,000. The 8.75% Notes would have matured on April 1, 2015. Substantially all of our domestic wholly-owned subsidiaries guaranteed our obligations under the 8.75% Notes on a senior unsecured basis.

During the three and nine months ended September 30, 2013, we purchased $770,987 and $800,000, respectively, in aggregate principal amounts of the 8.75% Notes for an aggregate purchase price, including premium and interest, of $894,883 and $927,860, respectively. We recognized an aggregate loss on the extinguishment of the 8.75% Notes of $101,063 and $104,818 during the three and nine months ended September 30, 2013, respectively, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.
9.75% Senior Secured Notes due 2015
During the three and nine months ended September 30, 2012, we purchased $186,112 and $257,000, respectively, of our then outstanding 9.75% Senior Secured Notes (the “9.75% Notes”) for an aggregate purchase price, including interest, of $204,258 and $281,698, respectively. We recognized an aggregate loss on the extinguishment of these 9.75% Notes of $14,352 and $22,184 during the three and nine months ended September 30, 2012, respectively, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.

13% Senior Notes due 2013
During the three and nine months ended September 30, 2012, we purchased $681,517 and $778,500, respectively, of our then outstanding 13% Senior Notes due 2013 (the “13% Notes”) for an aggregate purchase price, including interest, of $765,907 and $879,133, respectively. We recognized an aggregate loss on the extinguishment of these 13% Notes of $92,753 and $110,542 during the three and nine months ended September 30, 2012, respectively, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Covenants and Restrictions
Under the Credit Facility, we must comply with a maintenance covenant that we not exceed a total leverage ratio, calculated as total consolidated debt to consolidated operating cash flow, of 5.0 to 1.0. Our 7.625% Notes and our 5.25% Notes generally require compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions.
Our 4.25% Notes, 4.625% Notes, 5.75% Notes and 5.875% Notes are subject to covenants that, among other things, (i) limit our ability and the ability of our subsidiaries to (x) create certain liens; and (y) enter into sale/leaseback transactions; and (ii) limit our ability to merge or consolidate. The indentures relating to our 4.25% Notes, 4.625% Notes, 5.75% Notes and 5.875% Notes restrict our non-guarantor subsidiaries' ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiary guaranteeing each such series of Notes on a pari passu basis.

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

At September 30, 2013 and December 31, 2012, we were in compliance with our debt covenants.

(13)	Stockholders’ Equity

Common Stock, par value $0.001 per share
We were authorized to issue up to 9,000,000,000 shares of common stock as of September 30, 2013 and December 31, 2012. There were 6,134,596,655 and 5,262,440,085 shares of common stock issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, approximately 574,620,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.

Stock Repurchase Program
In December 2012, our board of directors approved a $2,000,000 common stock repurchase program. Shares of common stock may be purchased from time to time on the open market or in privately negotiated transactions.

During the nine months ended September 30, 2013, we repurchased 476,545,601 shares of our common stock for $1,602,360, including fees and commissions, on the open market and in privately negotiated transactions. Liberty Media did not participate in the common stock repurchases during the nine months ended September 30, 2013. All common stock repurchases settled and were retired as of September 30, 2013.

As of September 30, 2013, $397,640 remained available for purchase under our stock repurchase program approved in December 2012. For a discussion of subsequent events refer to Note 17.

Share Lending Arrangements
To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. and UBS AG London Branch in July 2008. All loaned shares were returned to us as of October 2011, and the share lending agreements were terminated.

We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs for our Exchangeable Notes of $3,178 and $3,139, respectively, for the three months ended

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

September 30, 2013 and 2012, and $9,484 and $9,181, respectively, for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the unamortized balance of the debt issuance costs was $15,962, with $15,612 recorded in Deferred financing fees, net, and $350 recorded in Long-term related party assets. As of December 31, 2012, the unamortized balance of the debt issuance costs was $27,652, with $27,099 recorded in Deferred financing fees, net, and $553 recorded in Long-term related party assets. These costs will continue to be amortized until the debt is terminated. A portion of the unamortized debt issuance costs was recognized during the nine months ended September 30, 2013 in connection with the conversion of the Exchangeable Notes.

Preferred Stock, par value $0.001 per share
We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of September 30, 2013 and December 31, 2012, respectively.

There were 6,250,100 shares of Series B Preferred Stock issued and outstanding as of December 31, 2012 held by Liberty Media. In January 2013, Liberty Media converted its remaining shares of the Series B Preferred Stock into 1,293,509,076 shares of our common stock.

Warrants
We have issued warrants to purchase shares of our common stock in connection with distribution, programming and satellite purchase agreements. As of September 30, 2013 and December 31, 2012, approximately 18,455,000 warrants to acquire an equal number of shares of common stock were outstanding and fully vested. Warrants were included in our calculation of diluted net income per common share as the effect was dilutive for the three and nine months ended September 30, 2013. They were excluded from the calculation for the three and nine months ended September 30, 2012 as the effect would have been anti-dilutive. The warrants expire at various times through 2015. At September 30, 2013 and December 31, 2012, the weighted average exercise price of outstanding warrants was $2.55 per share. We did not incur warrant related expenses during the three and nine months ended September 30, 2013 and 2012.

(14)	Benefit Plans

We recognized share-based payment expense of $19,762 and $17,492 for the three months ended September 30, 2013 and 2012, respectively, and $49,774 and $46,361 for the nine months ended September 30, 2013 and 2012, respectively.

2009 Long-Term Stock Incentive Plan
In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of September 30, 2013, approximately 85,319,000 shares of common stock were available for future grants under the 2009 Plan.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.5%	0.8%	1.4%	0.8%
Expected life of options — years	4.73	5.06	4.72	5.13
Expected stock price volatility	47%	49%	48%	53%
Expected dividend yield	0%	0%	0%	0%

There were no options granted to third parties during the three and nine months ended September 30, 2013 and 2012. We do not intend to pay regular dividends on our common stock. Accordingly, the dividend yield percentage used in the Black-Scholes-Merton option value is zero for all periods.

The following table summarizes stock option activity under our share-based plans for the nine months ended September 30, 2013 (options in thousands):

	Options	Weighted- Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	274,512	$1.92
Granted	54,368	$3.58
Exercised	(47,311)	$1.41
Forfeited, cancelled or expired	(4,934)	$1.74
Outstanding as of September 30, 2013	276,635	$2.34	7.24	$455,071
Exercisable as of September 30, 2013	120,836	$2.21	5.46	$232,449

(1)
The weighted-average exercise price for options outstanding as of December 28, 2012 were adjusted in 2012 to reflect the reduction to the exercise price related to the December 28, 2012 special cash dividend.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2013 and 2012 was $1.48 and $1.08, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was $104,785 and $237,521, respectively. Beginning in July 2013, we transitioned to a net-settlement method from a cashless option exercise method for stock options. During the three months ended September 30, 2013, the approximate number of shares which were issued in the market as a result of stock option exercises was 27,313,000.

We recognized share-based payment expense associated with stock options of $18,860 and $16,660 for the three months ended September 30, 2013 and 2012, respectively, and $48,661 and $43,350 for the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes the restricted stock unit activity under our share-based plans for the nine months ended September 30, 2013 (shares in thousands):

	Shares	Grant Date Fair Value
Nonvested as of December 31, 2012	429	$3.25
Granted	6,475	$3.58
Vested	(192)	$3.27
Forfeited	(37)	$3.61
Nonvested as of September 30, 2013	6,675	$3.56

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2013 was $3.58. The total intrinsic value of restricted stock units that vested during the nine months ended September 30, 2013 was $605. There were no restricted stock units granted to third parties during the three and nine months ended September 30, 2013 and 2012.

We recognized share-based payment expense associated with restricted stock units of $902 and $1,113 during the three and nine months ended September 30, 2013, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options, restricted stock units and shares granted to employees and members of our board of directors at September 30, 2013 and December 31, 2012, net of estimated forfeitures, were $178,345 and $129,010, respectively. The total unrecognized compensation costs at September 30, 2013 are expected to be recognized over a weighted-average period of 3 years.

401(k) Savings Plan
We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in cash which is used to purchase shares of our common stock on the open market. During the three and nine months ended September 30, 2013, we contributed approximately $944 and $3,331, respectively, to the Sirius XM Plan in fulfillment of our matching obligation. During the three and nine months ended September 30, 2012, employer matching contributions were made in the form of shares of our common stock. Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions. Share-based payment expense resulting from the matching contribution to the Sirius XM Plan for the three and nine months ended September 30, 2012 was $832 and $3,011, respectively.

(15)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of September 30, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt obligations	$540,605	$508,911	$6,593	$3,359	$40,000	$2,650,000	$3,749,468
Cash interest payments	60,895	179,741	143,596	143,403	144,103	537,875	1,209,613
Satellite and transmission	35,812	29,123	13,871	4,321	3,404	20,334	106,865
Programming and content	45,565	237,143	212,880	92,278	72,800	168,483	829,149
Marketing and distribution	6,276	22,252	14,166	9,301	6,650	12,775	71,420
Satellite incentive payments	2,117	12,377	11,478	12,311	13,259	69,066	120,608
Operating lease obligations	9,763	36,994	41,790	35,593	29,357	247,016	400,513
Other	19,227	34,243	9,072	2,879	829	390	66,640
Total (1)	$720,260	$1,060,784	$453,446	$303,445	$310,402	$3,705,939	$6,554,276

(1)
The table does not include our reserve for uncertain tax positions, which at September 30, 2013 totaled $1,432, as the specific timing of any cash payments cannot be projected with reasonable certainty.

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

Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of four of XM’s in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s satellites. As of September 30, 2013, we have accrued $27,075 related to contingent in-orbit performance payments for our XM-3 and XM-4 satellites based on expected operating performance over their fifteen-year design life. Boeing may also be entitled to an additional $10,000 if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Space Systems/Loral, a manufacturer of our in-orbit satellites, may be entitled to future in-orbit performance payments. As of September 30, 2013, we have accrued $6,993 and $21,787 related to contingent performance payments for our FM-5 and XM-5 satellites, respectively, based on their expected operating performance over their fifteen-year design life.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(16)    Income Taxes

Income tax (expense) benefit for the three months ended September 30, 2013 and 2012 was $(61,158) and $20,113, respectively, and $(216,857) and $3,013,860, for the nine months ended September 30, 2013 and 2012, respectively.

We estimate our annual effective tax rate for the year ending December 31, 2013 will be 38.4%. Our effective tax rates for the three and nine months ended September 30, 2013 were 49.2% and 41.0%, respectively, after factoring in changes in state tax rates, changes to certain state net operating loss limitations and return to provision adjustments during the three months ended September 30, 2013.

For the three months ended September 30, 2012, we did not have any federal income tax expense as it was offset by a corresponding release of the valuation allowances related to our deferred tax assets. The income tax benefit of $3,013,860 recognized in the nine months ended September 30, 2012 relates to the reversal of substantially all of our deferred income tax valuation allowance. As of September 30, 2013, there remains a valuation allowance related to deferred tax assets of $6,125 that are not likely to be realized due to certain state net operating loss limitations.

The increased ownership in us by Liberty Media to over 50% of our outstanding common stock did not create a change of control under Section 382 of the Internal Revenue Code.

(17)    Subsequent Events

Share Repurchase Programs
On October 9, 2013, our board of directors approved an additional $2,000,000 common stock repurchase program. Shares of our common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in transactions with Liberty Media and its affiliates.

Pursuant to this approval and as part of our share repurchase program, on October 9, 2013, we entered into an agreement to repurchase $500,000 of our common stock from Liberty Media through April 2014. Subject to the terms of the agreement with Liberty Media, shares are expected to be purchased in three installments, $130,000 in November 2013, $270,000 in January 2014 and $100,000 in April 2014. We may, with the consent of Liberty Media, elect to accelerate the purchase and sale of all or any portion of the shares expected to be purchased on any such repurchase date.

Upon consummation of our common stock repurchases from Liberty Media, we will have repurchased shares of our common stock for an aggregate purchase price of approximately $2,100,000.

Debt Redemption
On October 25, 2013, we will redeem $539,551 in principal amount of our remaining outstanding 7.625% Notes for an approximate purchase price of $618,000, including premium and accrued interest, which will result in the recognition of a Loss on extinguishment of debt and credit facilities, net, of approximately $66,000.

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

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	we face substantial competition and that competition is likely to increase over time;

•	our business depends in large part upon automakers;

•	general economic conditions can affect our business;

•	failure of our satellites would significantly damage our business;

•	our ability to attract and retain subscribers at a profitable level in the future is uncertain;

•	royalties for music rights have increased and may continue to do so in the future;

•	our business could be adversely affected if we fail to attract and retain qualified executive officers;

•	the unfavorable outcome of pending or future litigation could have a material adverse effect;

•	we may not realize the benefits of acquisitions or other strategic initiatives, including the acquisition of Agero’s connected vehicle business;

•	rapid technological and industry changes could adversely impact our services;

•	failure of third parties to perform could adversely affect our business;

•	changes in consumer protection laws and their enforcement could damage our business;

•	failure to comply with FCC requirements could damage our business;

•	other existing or future government laws and regulations could harm our business;

•	interruption or failure of our information technology and communication systems could negatively impact our results and brand;

•	if we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer;

•	we may from time to time modify our business plan, and these changes could adversely affect us and our financial condition;

•	our indebtedness could adversely affect our operations and could limit our ability to react to changes in the economy or our industry;

•	our broadcast studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities;

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

As of September 30, 2013, we had 25,582,066 subscribers of which 20,670,333 were self-pay subscribers and 4,911,733 were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet programs; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, data and Backseat TV services.

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

In certain cases, automakers and dealers include a subscription to our radio services in the sale or lease price of new vehicles or previously owned vehicles. The length of these trial subscriptions varies but is typically three to twelve months. We receive subscription payments for these trials from certain automakers. We also reimburse various automakers for certain costs associated with satellite radios installed in new vehicles.

On August 14, 2013, we entered into a Stock Purchase Agreement with Agero, Inc. ("Agero"), pursuant to which we agreed to acquire the connected vehicle business of Agero for an aggregate purchase price of approximately $530,000 in cash. Agero's connected vehicle business is a leader in implementing the next generation of connected vehicle services. The business offers a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services and remote vehicle diagnostics. The transaction is expected to close in the fourth quarter of 2013 subject to the expiration or early termination of the Hart-Scott-Rodino antitrust waiting period and other customary closing conditions.

Liberty Media Corporation beneficially owned as of September 30, 2013, directly and indirectly, over 50% of the outstanding shares of our common stock. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries, Atlanta National League Baseball Club, Inc. and TruePosition, Inc., its interests in Charter Communications, Live Nation and Barnes & Noble, and minority equity investments in Time Warner, Inc. and Viacom.

We also have an equity interest in Sirius XM Canada which offers satellite radio services in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count.

Our board of directors has approved a corporate reorganization that will create a new holding company structure. Sirius XM Radio Inc., its business operations and its subsidiaries, will operate as a wholly owned subsidiary of the new holding company, called Sirius XM Holdings Inc.   The business operations of our company - Sirius XM Radio Inc. - and its subsidiaries will not change as a result of the reorganization. Outstanding shares of our common stock will be automatically converted, on a share for share basis, into identical shares of common stock of Sirius XM Holdings Inc.  The certificate of incorporation, the bylaws, the executive officers and the board of directors of the new holding company will be the same as those of our company in effect immediately prior to the reorganization.  The common stock of the holding company will continue to be listed on the NASDAQ Global Select Market.  We expect to consummate this reorganization prior to December 31, 2013.

Results of Operations

Set forth below are our results of operations for the three and nine months ended September 30, 2013 compared with the three and nine months ended September 30, 2012.

	Unaudited				2013 vs 2012 Change		2013 vs 2012 Change
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months		Nine Months
	2013	2012	2013	2012	Amount	%	Amount	%
Revenue:
Subscriber revenue	$834,053	$757,672	$2,432,113	$2,188,199	$76,381	10%	$243,914	11%
Advertising revenue	21,918	20,426	63,886	59,881	1,492	7%	4,005	7%
Equipment revenue	17,989	17,813	54,588	51,183	176	1%	3,405	7%
Other revenue	87,549	71,449	248,430	210,362	16,100	23%	38,068	18%
Total revenue	961,509	867,360	2,799,017	2,509,625	94,149	11%	289,392	12%
Operating expenses:
Cost of services:
Revenue share and royalties	162,627	141,834	467,017	409,371	20,793	15%	57,646	14%
Programming and content	72,322	69,938	217,313	205,203	2,384	3%	12,110	6%
Customer service and billing	76,322	77,768	237,006	212,635	(1,446)	(2)%	24,371	11%
Satellite and transmission	19,853	18,319	59,041	53,980	1,534	8%	5,061	9%
Cost of equipment	5,340	6,345	17,809	19,301	(1,005)	(16)%	(1,492)	(8)%
Subscriber acquisition costs	125,457	112,418	371,560	348,014	13,039	12%	23,546	7%
Sales and marketing	75,638	60,676	209,594	176,457	14,962	25%	33,137	19%
Engineering, design and development	13,007	13,507	42,901	32,468	(500)	(4)%	10,433	32%
General and administrative	67,881	68,235	184,613	193,786	(354)	(1)%	(9,173)	(5)%
Depreciation and amortization	58,533	66,571	192,966	199,481	(8,038)	(12)%	(6,515)	(3)%
Total operating expenses	676,980	635,611	1,999,820	1,850,696	41,369	7%	149,124	8%
Income from operations	284,529	231,749	799,197	658,929	52,780	23%	140,268	21%
Other income (expense):
Interest expense, net of amounts capitalized	(54,629)	(70,035)	(150,531)	(219,777)	15,406	22%	69,246	32%
Loss on extinguishment of debt and credit facilities, net	(107,971)	(107,105)	(124,348)	(132,726)	(866)	(1)%	8,378	6%
Interest and investment income (loss)	1,716	(321)	3,648	(3,192)	2,037	635%	6,840	214%
Other income (loss)	407	113	909	(637)	294	260%	1,546	243%
Total other expense	(160,477)	(177,348)	(270,322)	(356,332)	16,871	10%	86,010	24%
Income before income taxes	124,052	54,401	528,875	302,597	69,651	128%	226,278	75%
Income tax (expense) benefit	(61,158)	20,113	(216,857)	3,013,860	(81,271)	(404)%	(3,230,717)	(107)%
Net income	$62,894	$74,514	$312,018	$3,316,457	$(11,620)	(16)%	$(3,004,439)	(91)%

Our results of operations discussed below include the impact of purchase price accounting adjustments associated with the Merger. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. The deferred credits on executory contracts attributable to third party arrangements with an OEM included in revenue share and royalties, subscriber acquisition costs, and sales and marketing concluded with the expiration of the acquired contract during 2013. The impact of these purchase price accounting adjustments are detailed in our Adjusted Revenues and Operating Expenses tables on pages 41 through 45 of our glossary.

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

•
For the three months ended September 30, 2013 and 2012, subscriber revenue was $834,053 and $757,672, respectively, an increase of 10%, or $76,381. For the nine months ended September 30, 2013 and 2012, subscriber revenue was $2,432,113 and $2,188,199, respectively, an increase of 11%, or $243,914. These increases were primarily attributable to increases in the daily weighted average number of subscribers, the impact of the increase in certain of our subscription rates beginning in January 2012 as more subscribers migrated to the higher rate, and an increase in subscriptions to premium services, including data services, premier channels and Internet streaming. These increases were partially offset by subscription discounts offered through customer acquisition and retention programs, and an increasing number of lifetime subscription plans that have reached full revenue recognition.

We expect subscriber revenues to grow based on the growth of our subscriber base, promotions, subscription plan mix, and identification of additional revenue streams from subscribers.

Advertising Revenue includes the sale of advertising on certain non-music channels, net of agency fees. Agency fees are based on a contractual percentage of the gross advertising revenue.

•
For the three months ended September 30, 2013 and 2012, advertising revenue was $21,918 and $20,426, respectively, an increase of 7%, or $1,492. For the nine months ended September 30, 2013 and 2012, advertising revenue was $63,886 and $59,881, respectively, an increase of 7%, or $4,005. These increases were primarily due to a greater number of spots sold and broadcast, and increases in the rates charged per spot.

We expect our advertising revenue to grow as advertisers are attracted to our national platform and growing subscriber base.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

•
For the three months ended September 30, 2013 and 2012, equipment revenue was $17,989 and $17,813, respectively, an increase of 1%, or $176. For the nine months ended September 30, 2013 and 2012, equipment revenue was $54,588 and $51,183, respectively, an increase of 7%, or $3,405. These increases were driven by higher OEM production, the mix of royalty eligible radios and, to a lesser extent, improved aftermarket subsidies.

We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our aftermarket and direct to consumer business.

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.

•
For the three months ended September 30, 2013 and 2012, other revenue was $87,549 and $71,449, respectively, an increase of 23%, or $16,100. For the nine months ended September 30, 2013 and 2012, other revenue was $248,430 and $210,362, respectively, an increase of 18%, or $38,068. These increases were driven by the U.S. Music Royalty Fee as our subscriber base increased and subscribers on the 12.5% rate increased. The increase was also partially driven by higher royalty revenue from Sirius XM Canada, as a result of growth in its self-pay subscriber base.

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

•
For the three months ended September 30, 2013 and 2012, revenue share and royalties were $162,627 and $141,834, respectively, an increase of 15%, or $20,793, and increased as a percentage of total revenue. For the nine months ended September 30, 2013 and 2012, revenue share and royalties were $467,017 and $409,371, respectively, an increase of 14%, or $57,646, and increased as a percentage of total revenue. These increases were primarily attributable to greater revenues subject to royalty and/or revenue sharing arrangements and a 12.5% increase in the statutory royalty rate for the performance of sound recordings, partially offset by an increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

We expect our revenue share and royalty costs to increase as our revenues grow, our royalty rates increase and as a result of the above noted discontinued deferred credits on executory contracts associated with the Merger. As determined by the Copyright Royalty Board's decision, we paid royalties of 9.0% and 8.0% of gross revenues, subject to certain exclusions, for the three and nine months ended September 30, 2013 and 2012, respectively, and will pay 9.5% in 2014.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.

•
For the three months ended September 30, 2013 and 2012, programming and content expenses were $72,322 and $69,938, respectively, an increase of 3%, or $2,384, but decreased as a percentage of total revenue. For the nine months ended September 30, 2013 and 2012, programming and content expenses were $217,313 and $205,203, respectively, an increase of 6%, or $12,110, but decreased as a percentage of total revenue. These increases in expenses were primarily due to reductions in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts and increased personnel costs.

Excluding the impact from purchase accounting adjustments, based on our current programming offerings, we expect our programming and content expenses to fluctuate as we offer additional programming, and renew or replace expiring agreements. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts will continue to decline, in absolute amount and as a percentage of reported programming and content costs, through 2015. Substantially all of the deferred credits on executory contracts will be amortized by the end of 2013.

Customer Service and Billing includes costs associated with the operation and management of third party customer service centers, and our subscriber management systems as well as billing and collection costs, transaction fees and bad debt expense.

•
For the three months ended September 30, 2013 and 2012, customer service and billing expenses were $76,322 and $77,768, respectively, a decrease of 2%, or $1,446, and decreased as a percentage of total revenue. For the nine months ended September 30, 2013 and 2012, customer service and billing expenses were $237,006 and $212,635, respectively, an increase of 11%, or $24,371, but remained flat as a percentage of total revenue. The decrease in expenses for the three month period was primarily driven by lower spend on customer service agents and lower bad debt expense. The increase in expense for the nine month period was primarily due to efforts to improve our customer service experience, resulting in higher spend on customer service agents, staffing and training, higher subscriber volume driving increased subscriber contacts, increased bad debt expense and higher technology costs.

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

•
For the three months ended September 30, 2013 and 2012, satellite and transmission expenses were $19,853 and $18,319, respectively, an increase of 8%, or $1,534, but remained flat as a percentage of total revenue. For the nine months ended September 30, 2013 and 2012, satellite and transmission expenses were $59,041 and $53,980, respectively, an increase of 9%, or $5,061, but remained flat as a percentage of total revenue. These increases were primarily due to increased costs associated with our streaming operations.

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

•
For the three months ended September 30, 2013 and 2012, cost of equipment was $5,340 and $6,345, respectively, a decrease of 16%, or $1,005, and decreased as a percentage of equipment revenue. For the nine months ended September 30, 2013 and 2012, cost of equipment was $17,809 and $19,301, respectively, a decrease of 8%, or $1,492, and decreased as a percentage of equipment revenue. These decreases were primarily due to lower average cost per product sold and lower inventory reserves, partially offset by higher direct to consumer volume for the current periods compared to the prior year periods.

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

•
For the three months ended September 30, 2013 and 2012, subscriber acquisition costs were $125,457 and $112,418, respectively, an increase of 12%, or $13,039, but remained flat as a percentage of total revenue. For the nine months ended September 30, 2013 and 2012, subscriber acquisition costs were $371,560 and $348,014, respectively, an increase of 7%, or $23,546, but decreased as a percentage of total revenue. These increases were primarily a result of increased OEM installations occurring in advance of acquiring the subscriber and lower benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.

We expect total subscriber acquisition costs to decrease as a result of the expiration of the acquired executory contracts noted above. The decrease will be partially offset by increases in OEM installations and gross subscriber additions. Changes in contractual OEM subsidy rates and the cost of subsidized radio components will also impact total subscriber acquisition costs. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

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

•
For the three months ended September 30, 2013 and 2012, sales and marketing expenses were $75,638 and $60,676, respectively, an increase of 25%, or $14,962, and increased as a percentage of total revenue. For the nine months ended September 30, 2013 and 2012, sales and marketing expenses were $209,594 and $176,457, respectively, an increase of 19%, or $33,137, and increased as a percentage of total revenue. These increases were primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials.

We anticipate that sales and marketing expenses will increase as changes in certain contractual marketing agreements become effective and as we expand programs to retain our existing subscribers, win-back former subscribers, and attract new subscribers. We expect the increase in sales and marketing costs to be partially offset by the impact of the expiration of the acquired executory contracts noted above.

Engineering, Design and Development includes costs to develop chip sets and new products and services, research and development for broadcast information systems and costs associated with the incorporation of our radios into new vehicles manufactured by automakers.

•
For the three months ended September 30, 2013 and 2012, engineering, design and development expenses were $13,007 and $13,507, respectively, a decrease of 4%, or $500, and decreased as a percentage of total revenue. For the nine months ended September 30, 2013 and 2012, engineering, design and development expenses were $42,901 and $32,468, respectively, an increase of 32%, or $10,433, but remained flat as a percentage of total revenue. The three month period decrease was primarily driven by lower costs related to enhanced subscriber features and functionality for our service. The increase for the nine month period was driven primarily by higher product development costs, costs related to enhanced subscriber features and functionality for our service, and by the reversal of certain non-recurring engineering charges that were recorded in the second quarter of 2012.

We expect engineering, design and development expenses to increase in future periods as we continue to develop products.

General and Administrative includes executive management, rent and occupancy, finance, legal, human resources, information technology, and insurance costs.

•
For the three months ended September 30, 2013 and 2012, general and administrative expenses were $67,881 and $68,235, respectively, a decrease of 1%, or $354, and decreased as a percentage of total revenue. For the nine months ended September 30, 2013 and 2012, general and administrative expenses were $184,613 and $193,786, respectively, a decrease of 5%, or $9,173, and decreased as a percentage of total revenue. These decreases were primarily due to lower legal and personnel costs and share-based payment expense.

We expect our general and administrative expenses to increase in future periods as a result of, among other things, enhanced information technology, on-going legal costs and personnel costs to support the growth of our business.

Depreciation and Amortization represents the recognition in earnings of the acquisition cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.

•
For the three months ended September 30, 2013 and 2012, depreciation and amortization expense was $58,533 and $66,571, respectively, a decrease of 12%, or $8,038, and decreased as a percentage of total revenue. For the nine months ended September 30, 2013 and 2012, depreciation and amortization expense was $192,966 and $199,481, respectively, a decrease of 3%, or $6,515, and decreased as a percentage of total revenue. These decreases were due to certain satellites reaching the end of their estimated service lives, partially offset by additional assets placed in-service.

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

•
For the three months ended September 30, 2013 and 2012, interest expense was $54,629 and $70,035, respectively, a decrease of 22%, or $15,406. For the nine months ended September 30, 2013 and 2012, interest expense was $150,531 and $219,777, respectively, a decrease of 32%, or $69,246. These decreases were primarily due to lower interest rates.

We expect interest expense to increase in future periods as we issue new debt and as total debt outstanding increases.

Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.

•
For the three months ended September 30, 2013 and 2012, loss on extinguishment of debt and credit facilities, net, was $107,971 and $107,105, respectively, an increase of $866. For the nine months ended September 30, 2013 and 2012, loss on extinguishment of debt and credit facilities, net, was $124,348 and $132,726, respectively, a decrease of $8,378. During the three months ended September 30, 2013, a $107,971 loss was recorded on the redemption of our 7.625% Senior Notes due 2018 and our 8.75% Senior Notes due 2015. During the nine months ended September 30, 2013, a $124,348 loss was recorded on the repayment and redemption of our 7.625% Senior Notes due 2018 and our 8.75% Senior Notes due 2015. During the three months ended September 30, 2012, a $107,105 loss was recorded on the repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015. During the nine months ended September 30, 2012, a $132,726 loss was recorded on the partial repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015.

Interest and Investment Income (Loss) includes realized gains and losses, interest income, and our share of the income (loss) of Sirius XM Canada.

•
For the three months ended September 30, 2013, interest and investment income was $1,716 compared to a loss of $(321) in the 2012 period. For the nine months ended September 30, 2013, interest and investment income was $3,648 compared to a loss of $(3,192) in the 2012 period. The interest and investment income for 2013 was primarily due to our share of Sirius XM Canada's net income, partially offset by the amortization expense related to our equity method intangible assets. The interest and investment loss for 2012 was primarily the result of our share of Sirius XM Canada's net loss in that period.

Income Taxes

Income Tax (Expense) Benefit includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

•
For the three months ended September 30, 2013 income tax expense was $(61,158) and for the three months ended September 30, 2012 income tax benefit was $20,113. For the nine months ended September 30, 2013 income tax expense was $(216,857) and for the nine months ended September 30, 2012 income tax benefit was $3,013,860. We estimate that our annual effective tax rate for the year ending December 31, 2013 will be 38.4%. Our effective tax rates for the three and nine months ended September 30, 2013 were 49.2% and 41.0%, respectively, after factoring in changes in state tax rates, changes to certain state net operating loss limitations and return to provision adjustments during the three months ended September 30, 2013. In 2012, we did not have any federal income tax expense as it was offset by a corresponding release of the valuation allowances related to deferred tax assets. During the first nine months of 2012, the income tax provision included an aggregate discrete benefit of approximately $3,013,000 related to the reversal of substantially all of our deferred income tax valuation allowance.

Subscriber Data
The following table contains subscriber data for the three and nine months ended September 30, 2013 and 2012, respectively:

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning subscribers	25,068,988	22,919,462	23,900,336	21,892,824
Gross subscriber additions	2,561,175	2,421,586	7,726,577	7,064,282
Deactivated subscribers	(2,048,097)	(1,975,665)	(6,044,847)	(5,591,723)
Net additions	513,078	445,921	1,681,730	1,472,559
Ending subscribers	25,582,066	23,365,383	25,582,066	23,365,383
Self-pay	20,670,333	19,041,519	20,670,333	19,041,519
Paid promotional	4,911,733	4,323,864	4,911,733	4,323,864
Ending subscribers	25,582,066	23,365,383	25,582,066	23,365,383
Self-pay	372,597	370,553	1,100,059	1,132,777
Paid promotional	140,481	75,368	581,671	339,782
Net additions	513,078	445,921	1,681,730	1,472,559
Daily weighted average number of subscribers	25,267,241	23,008,693	24,646,938	22,519,544
Average self-pay monthly churn	1.8%	2.0%	1.8%	1.9%
New vehicle consumer conversion rate	44%	44%	44%	45%
Note: See pages 40 through 47 for glossary.

Subscribers. At September 30, 2013, we had 25,582,066 subscribers, an increase of 2,216,683 subscribers, or 9%, from the 23,365,383 subscribers as of September 30, 2012.

•
For the three months ended September 30, 2013 and 2012, net additions were 513,078 and 445,921, respectively, an increase of 15%, or 67,157. For the nine months ended September 30, 2013 and 2012, net additions were 1,681,730 and 1,472,559, respectively, an increase of 14%, or 209,171. The increase in gross subscriber additions for the three month period of 139,589 was due to higher new vehicle shipments and light vehicle sales, along with higher used vehicle conversions from unpaid promotional trials.  The increase in deactivated subscribers of 72,432 was due to an increase in paid promotional trial deactivations driven by the growth of paid trials. The year to date increase in gross subscriber additions of 662,295 was due to higher new vehicle shipments and light vehicle sales, along with higher used vehicle conversions from unpaid promotional trials. The increase in deactivated subscribers of 453,124 was due to an increase in paid promotional trial deactivations driven by the growth of paid trials and increased self-pay deactivations from our larger subscriber base.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for a quarter by the average self-pay subscriber balance for a quarter. (See accompanying glossary on pages 40 through 47 for more details.)

•
For the three months ended September 30, 2013 and 2012, our average self-pay monthly churn rate was 1.8% and 2.0%, respectively. For the nine months ended September 30, 2013 and 2012, our average self-pay monthly churn rate was 1.8% and 1.9%, respectively. Average self-pay monthly churn decreased due to a higher mix of existing subscribers migrating to paid trials in new vehicles rather than deactivating as a result of trading in or selling their previous vehicle.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 40 through 47 for more details).

•
For the three months ended September 30, 2013 and 2012, the new vehicle consumer conversion rate was 44%. For the nine months ended September 30, 2013 and 2012, the new vehicle consumer conversion rate was 44% and 45%, respectively. The decrease in the new vehicle consumer conversion rate for the nine month periods was due to the mix of sales among OEMs.

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

Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant historical and current investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We believe free cash flow is an indicator of the long-term financial stability of our business. Free cash flow, which is reconciled to “Net cash provided by operating activities”, is a Non-GAAP financial measure. This measure can be calculated by deducting amounts under the captions "Additions to property and equipment" and deducting or adding Restricted and other investment activity from "Net cash provided by operating activities" from the unaudited consolidated statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies. Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current and projected cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies.

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

The following table contains our key operating metrics based on our adjusted results of operations for the three and nine months ended September 30, 2013 and 2012, respectively:

	Unaudited Adjusted
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for per subscriber amounts)	2013	2012	2013	2012
ARPU	$12.29	$12.14	$12.21	$11.96
SAC, per gross subscriber addition	$52	$51	$52	$55
Customer service and billing expenses, per average subscriber	$1.00	$1.12	$1.06	$1.04
Free cash flow	$245,262	$195,207	$624,303	$439,986
Adjusted EBITDA	$295,742	$244,617	$840,589	$689,873

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

•
For the three months ended September 30, 2013 and 2012, ARPU was $12.29 and $12.14, respectively. For the nine months ended September 30, 2013 and 2012, ARPU was $12.21 and $11.96, respectively. The increase in each period was driven primarily by the contribution of the U.S. Music Royalty Fee, the impact of the increase in certain of our subscription rates beginning in January 2012, and an increase in subscriptions to premium services, partially offset by subscription discounts offered through customer acquisition and retention programs, and lifetime subscription plans that have reached full revenue recognition.

SAC, Per Gross Subscriber Addition, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 40 through 47 for more details.)

•
For the three months ended September 30, 2013 and 2012, SAC, per gross subscriber addition, was $52 and $51, respectively. For the nine months ended September 30, 2013 and 2012, SAC, per gross subscriber addition, was $52 and $55, respectively. The increase for the three month period was primarily due to higher OEM installation volume and migrations of self-pay subscribers to paid trials. The decrease for the nine month period was primarily due to lower OEM installations relative to gross subscriber additions.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 40 through 47 for more details.)

•
For the three months ended September 30, 2013 and 2012, customer service and billing expenses, per average subscriber, were $1.00 and $1.12, respectively. For the nine months ended September 30, 2013 and 2012, customer service and billing expenses, per average subscriber, were $1.06 and $1.04, respectively. The decrease for the three month period was primarily due to lower spend for agent staffing and training. The increase for the nine month period was primarily due to higher spend to increase agent staffing and training, increased bad debt expense and higher technology costs.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, and other investing activity. (For a reconciliation to GAAP see the accompanying glossary on pages 40 through 47 for more details.)

•
For the three months ended September 30, 2013 and 2012, free cash flow was $245,262 and $195,207, respectively, an increase of $50,055. For the nine months ended September 30, 2013 and 2012, free cash flow was $624,303 and $439,986, respectively, an increase of $184,317. The increases were primarily driven by higher net cash provided by operating activities resulting from improved operating performance, lower interest payments, and higher collections from subscribers and distributors, partially offset by payments related to the expected launch of our FM-6 satellite and the purchase of certain long lead parts for a future satellite.

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

•
For the three months ended September 30, 2013 and 2012, adjusted EBITDA was $295,742 and $244,617, respectively, an increase of 21%, or $51,125. For the nine months ended September 30, 2013 and 2012, adjusted EBITDA was $840,589 and $689,873, respectively, an increase of 22%, or $150,716. The increase was primarily due to increases in adjusted revenues, partially offset by increases in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base and the increase in certain of our subscription rates. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, higher sales and marketing costs related to subscriber communications and retention marketing, and higher subscriber acquisition costs. The increase in expenses included in adjusted EBITDA for the nine month period was also driven by higher customer service and billing costs related to increased agent training and staffing as well as higher subscriber volume.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

As of September 30, 2013 and December 31, 2012, we had $716,784 and $520,945, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Nine Months Ended September 30,
	2013	2012	2013 vs. 2012
Net cash provided by operating activities	$744,257	$513,532	$230,725
Net cash used in investing activities	(119,954)	(73,546)	(46,408)
Net cash used in financing activities	(428,464)	(657,706)	229,242
Net increase (decrease) in cash and cash equivalents	195,839	(217,720)	413,559
Cash and cash equivalents at beginning of period	520,945	773,990	(253,045)
Cash and cash equivalents at end of period	$716,784	$556,270	$160,514

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities increased by $230,725 to $744,257 for the nine months ended September 30, 2013 from $513,532 for the nine months ended September 30, 2012.

Our largest source of cash provided by operating activities is generated by subscription and subscription-related revenues. We also generate cash from the sale of advertising on certain non-music channels and the sale of satellite radios, components and accessories. Our primary uses of cash from operating activities include revenue share and royalty payments to distributors and content providers, and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to various vendors to service, maintain and acquire subscribers, general corporate expenditures, and compensation and related costs.

Cash provided by operating activities consists of net income adjusted for certain non-cash items, including depreciation, amortization, loss on extinguishment of debt, share-based payment expense, deferred income taxes and other non-cash purchase price adjustments.
The adjustments for the non-cash items increased from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 due to the $3,013,000 non-cash deferred tax allowance reversal during 2012.

Cash Flows Used in Investing Activities

Cash flows used in investing activities consists of capital expenditures for property and equipment. We will continue to incur significant costs to improve our terrestrial repeater network and broadcast and administrative infrastructure. In addition, we will continue to incur capital expenditures associated with our FM-6 satellite. Our FM-6 satellite is scheduled to launch during the fourth quarter of 2013. We have ordered certain long lead parts and may take other actions that would accelerate the build of a replacement satellite if FM-6 is not able to commence in orbit operations following its launch.

•
The increase in cash flows used in investing activities was primarily due to satellite launch-related payments, an increase in spending to enhance our terrestrial repeater network, and the purchase of certain long lead parts for a future satellite.

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

•
Cash flows used in financing activities in 2013 were primarily due to the repurchase of approximately 476,545,601 shares of common stock under our share repurchase program for $1,602,360, and the redemption of $800,000 of our 8.75% Senior Notes due 2015 and the repurchase of $160,449 of our 7.625% Senior Notes due 2018. In 2013, we issued $650,000 aggregate principal amount of 5.875% Senior Notes due 2020, $600,000 aggregate principal amount of 5.75% Senior Notes due 2021, $500,000 aggregate principal amount of 4.25% Senior Notes due 2020, and $500,000 aggregate principal amount of 4.625% Senior Notes due 2023. Cash flows used in financing activities during the nine months ended September 30, 2012 were due to the repurchase of $778,500 of our 13% Senior Notes due 2013 and $257,000 of our 9.75% Senior Secured Notes due 2015, partially offset by the issuance $400,000 aggregate principal amount of 5.25% Senior Notes due 2022 and the exercise of stock options.

Future Liquidity and Capital Resource Requirements

On August 14, 2013, we entered into a definitive agreement to acquire the connected vehicle services business of Agero for approximately $530,000 in cash. We expect that this transaction will close during the fourth quarter 2013 and that it will be funded through the use of cash on hand and cash generated by borrowings under our Credit Facility.

We have entered into various agreements to design, construct and launch our satellites in the normal course of business. As disclosed in Note 15 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, as of September 30, 2013, we expect to incur satellite and transmission related expenditures of approximately $35,812 for the remainder of 2013 and $29,123 in 2014, the majority of which is attributable to the expected launch of our FM-6 satellite, and an additional $41,930 thereafter.

On September 25, 2013, we called for redemption the remaining $539,551 outstanding principal balance of our 7.625% Notes on October 25, 2013. For a discussion of subsequent events refer to Note 17 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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
During the nine months ended September 30, 2013, we repurchased 476,545,601 shares of our common stock for $1,602,360, including fees and commissions, on the open market and in privately negotiated transactions. Liberty Media did not participate in the common stock repurchases during the nine months ended September 30, 2013. All common stock repurchases settled and were retired as of September 30, 2013. As of September 30, 2013, $397,640 remained available for purchase under our stock repurchase program approved in December 2012. We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and future borrowings.
On October 9, 2013, our board of directors approved an additional $2,000,000 common stock repurchase program. Shares of our common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in transactions with Liberty Media and its affiliates.
Pursuant to this approval and as part of our share repurchase program, on October 9, 2013, we entered into an agreement to repurchase $500,000 of our common stock from Liberty Media through April 2014. Subject to the terms of the agreement with Liberty Media, shares are expected to be purchased in three installments, $130,000 in November 2013, $270,000 in January 2014 and $100,000 in April 2014. We may, with the consent of Liberty Media, elect to accelerate the purchase and sale of all or any portion of the shares expected to be purchased on any such repurchase date.
Upon consummation of our common stock repurchases from Liberty Media, we will have repurchased shares of our common stock for an aggregate purchase price of approximately $2,100,000.
Debt Covenants

Our indentures and the agreement governing our Credit Facility include restrictive covenants. As of September 30, 2013, we were in compliance with the indentures and the agreement governing our Credit Facility. For a discussion of our “Debt Covenants”, refer to Note 12 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (GAAP):	$62,894	$74,514	$312,018	$3,316,457
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 42-45)	1,813	1,854	5,438	5,599
Operating expenses (see pages 42-45)	(68,895)	(73,049)	(206,786)	(220,497)
Share-based payment expense (GAAP)	19,762	17,492	49,774	46,361
Depreciation and amortization (GAAP)	58,533	66,571	192,966	199,481
Interest expense, net of amounts capitalized (GAAP)	54,629	70,035	150,531	219,777
Loss on extinguishment of debt and credit facilities, net (GAAP)	107,971	107,105	124,348	132,726
Interest and investment (income) loss (GAAP)	(1,716)	321	(3,648)	3,192
Other (income) loss (GAAP)	(407)	(113)	(909)	637
Income tax expense (benefit) (GAAP)	61,158	(20,113)	216,857	(3,013,860)
Adjusted EBITDA	$295,742	$244,617	$840,589	$689,873

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the three and nine months ended September 30, 2013 and 2012:

	Unaudited For the Three Months Ended September 30, 2013
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$834,053	$—	$—	$834,053
Advertising revenue	21,918	—	—	21,918
Equipment revenue	17,989	—	—	17,989
Other revenue	87,549	1,813	—	89,362
Total revenue	$961,509	$1,813	$—	$963,322
Operating expenses
Cost of services:
Revenue share and royalties	$162,627	$41,942	$—	$204,569
Programming and content	72,322	2,008	(2,232)	72,098
Customer service and billing	76,322	—	(647)	75,675
Satellite and transmission	19,853	—	(1,076)	18,777
Cost of equipment	5,340	—	—	5,340
Subscriber acquisition costs	125,457	20,342	—	145,799
Sales and marketing	75,638	4,603	(3,871)	76,370
Engineering, design and development	13,007	—	(2,177)	10,830
General and administrative	67,881	—	(9,759)	58,122
Depreciation and amortization (a)	58,533	—	—	58,533
Share-based payment expense	—	—	19,762	19,762
Total operating expenses	$676,980	$68,895	$—	$745,875

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended September 30, 2013 was $12,000.

	Unaudited For the Three Months Ended September 30, 2012
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$757,672	$41	$—	$757,713
Advertising revenue	20,426	—	—	20,426
Equipment revenue	17,813	—	—	17,813
Other revenue	71,449	1,813	—	73,262
Total revenue	$867,360	$1,854	$—	$869,214
Operating expenses
Cost of services:
Revenue share and royalties	$141,834	$37,199	$—	$179,033
Programming and content	69,938	10,431	(1,736)	78,633
Customer service and billing	77,768	—	(512)	77,256
Satellite and transmission	18,319	—	(938)	17,381
Cost of equipment	6,345	—	—	6,345
Subscriber acquisition costs	112,418	21,712	—	134,130
Sales and marketing	60,676	3,707	(2,931)	61,452
Engineering, design and development	13,507	—	(1,753)	11,754
General and administrative	68,235	—	(9,622)	58,613
Depreciation and amortization (a)	66,571	—	—	66,571
Share-based payment expense	—	—	17,492	17,492
Total operating expenses	$635,611	$73,049	$—	$708,660

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended September 30, 2012 was $13,000.

	Unaudited For the Nine Months Ended September 30, 2013
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$2,432,113	$—	$—	$2,432,113
Advertising revenue	63,886	—	—	63,886
Equipment revenue	54,588	—	—	54,588
Other revenue	248,430	5,438	—	253,868
Total revenue	$2,799,017	$5,438	$—	$2,804,455
Operating expenses
Cost of services:
Revenue share and royalties	$467,017	$122,534	$—	$589,551
Programming and content	217,313	6,965	(5,513)	218,765
Customer service and billing	237,006	—	(1,628)	235,378
Satellite and transmission	59,041	—	(2,753)	56,288
Cost of equipment	17,809	—	—	17,809
Subscriber acquisition costs	371,560	64,365	—	435,925
Sales and marketing	209,594	12,922	(10,114)	212,402
Engineering, design and development	42,901	—	(5,458)	37,443
General and administrative	184,613	—	(24,308)	160,305
Depreciation and amortization (a)	192,966	—	—	192,966
Share-based payment expense	—	—	49,774	49,774
Total operating expenses	$1,999,820	$206,786	$—	$2,206,606

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the nine months ended September 30, 2013 was $37,000.

	Unaudited For the Nine Months Ended September 30, 2012
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$2,188,199	$161	$—	$2,188,360
Advertising revenue	59,881	—	—	59,881
Equipment revenue	51,183	—	—	51,183
Other revenue	210,362	5,438	—	215,800
Total revenue	$2,509,625	$5,599	$—	$2,515,224
Operating expenses
Cost of services:
Revenue share and royalties	$409,371	$108,069	$—	$517,440
Programming and content	205,203	32,565	(4,342)	233,426
Customer service and billing	212,635	—	(1,327)	211,308
Satellite and transmission	53,980	—	(2,411)	51,569
Cost of equipment	19,301	—	—	19,301
Subscriber acquisition costs	348,014	69,328	—	417,342
Sales and marketing	176,457	10,535	(7,343)	179,649
Engineering, design and development	32,468	—	(4,467)	28,001
General and administrative	193,786	—	(26,471)	167,315
Depreciation and amortization (a)	199,481	—	—	199,481
Share-based payment expense	—	—	46,361	46,361
Total operating expenses	$1,850,696	$220,497	$—	$2,071,193

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

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Subscriber revenue (GAAP)	$834,053	$757,672	$2,432,113	$2,188,199
Add: advertising revenue (GAAP)	21,918	20,426	63,886	59,881
Add: other subscription-related revenue (GAAP)	75,999	60,095	211,784	176,569
Add: purchase price accounting adjustments	—	41	—	161
	$931,970	$838,234	$2,707,783	$2,424,810
Daily weighted average number of subscribers	25,267,241	23,008,693	24,646,938	22,519,544
ARPU	$12.29	$12.14	$12.21	$11.96

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

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Customer service and billing expenses (GAAP)	$76,322	$77,768	$237,006	$212,635
Less: share-based payment expense	(647)	(512)	(1,628)	(1,327)
	$75,675	$77,256	$235,378	$211,308
Daily weighted average number of subscribers	25,267,241	23,008,693	24,646,938	22,519,544
Customer service and billing expenses, per average subscriber	$1.00	$1.12	$1.06	$1.04

Free cash flow - is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Cash Flow information
Net cash provided by operating activities	$302,236	$219,809	$744,257	$513,532
Net cash used in investing activities	$(56,974)	$(24,602)	$(119,954)	$(73,546)
Net cash used in financing activities	$(180,247)	$(507,267)	$(428,464)	$(657,706)
Free Cash Flow
Net cash provided by operating activities	$302,236	$219,809	$744,257	$513,532
Additions to property and equipment	(55,255)	(24,602)	(118,235)	(73,546)
Purchases of restricted and other investments	(1,719)	—	(1,719)	—
Free cash flow	$245,262	$195,207	$624,303	$439,986

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

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Subscriber acquisition costs (GAAP)	$125,457	$112,418	$371,560	$348,014
Less: margin from direct sales of radios and accessories (GAAP)	(12,649)	(11,468)	(36,779)	(31,882)
Add: purchase price accounting adjustments	20,342	21,712	64,365	69,328
	$133,150	$122,662	$399,146	$385,460
Gross subscriber additions	2,561,175	2,421,586	7,726,577	7,064,282
SAC, per gross subscriber addition	$52	$51	$52	$55

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of September 30, 2013, we did not hold any free-standing derivatives. We hold investments in marketable securities consisting of money market funds and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are preserving capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures
As of September 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may not realize the benefits of acquisitions or other strategic initiatives, including the acquisition of Agero’s connected vehicle business.

Our business strategy may include selective acquisitions or other strategic initiatives that allow us to expand our business. The success of any acquisitions, including the acquisition of Agero’s connected vehicle business, depends on effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2013:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 - July 31, 2013	45,873,000	$3.58	45,873,000	$691,788,284
August 1, 2013 - August 31, 2013	44,710,645	$3.72	44,710,645	$525,454,159
September 1, 2013 - September 30, 2013	33,393,321	$3.83	33,393,321	$397,639,899
Total	123,976,966	$3.70	123,976,966	$397,639,899

(1)	These amounts include fees and commissions associated with the shares repurchased.

(2)
On December 6, 2012, we announced that our board of directors approved a $2.0 billion common stock repurchase program. Our board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market or in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. We have repurchased shares of our common stock on the open market and in privately negotiated transactions. On October 9, 2013, our board of directors approved an additional $2 billion common stock repurchase program. Shares of our common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in transactions with Liberty Media and its affiliates. Pursuant to this approval and as part of our share repurchase program, on October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500 million of our common stock from Liberty Media through April 2014. Subject to the terms of the agreement with Liberty Media, shares are expected to be purchased in three installments, $130 million in November 2013, $270 million in January 2014 and $100 million in April 2014.

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
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 24, 2013

EXHIBIT INDEX

Exhibit	Description

4.1
Indenture, dated as of August 1, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 1, 2013).

4.2
Indenture, dated as of September 24, 2013, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 25, 2013).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (ii) Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2013; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements (Unaudited).

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