Form 10-K
period 2013-12-31
SIRIUS XM HOLDINGS INC.
filed 2014-02-04
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________
COMMISSION FILE NUMBER 001-34295

SIRIUS XM HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3916511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1221 Avenue of the Americas, 36th Floor
New York, New York	10020
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 584-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	The Nasdaq Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of Sirius XM Radio Inc., the predecessor of the registrant, as of June 30, 2013 was $9,917,422,172. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
The number of shares of the registrant’s common stock outstanding as of January 31, 2014 was 6,097,317,573.
DOCUMENTS INCORPORATED BY REFERENCE
Information included in our definitive proxy statement for our 2014 annual meeting of stockholders scheduled to be held on Monday, May 19, 2014 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
2013 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    BUSINESS
This Annual Report on Form 10-K presents information for Sirius XM Holdings Inc. (“Holdings”) and also contains the financial results of Sirius XM Radio Inc. (“Sirius XM”) on a combined basis. The terms “we,” “us,” “our,” and “our company” as used herein and unless otherwise stated or indicated by context, refer to Sirius XM Radio Inc. and its subsidiaries prior to the corporate reorganization described below and to Sirius XM Holdings Inc. and its subsidiaries after such corporate reorganization.
Sirius XM Holdings Inc.
Effective November 15, 2013, we completed a corporate reorganization. As part of the reorganization, Holdings replaced Sirius XM as our publicly held corporation and Sirius XM became a wholly-owned subsidiary of Holdings. Holdings was incorporated in the State of Delaware on May 21, 2013. Holdings has no operations independent of its subsidiary Sirius XM.
Sirius XM Radio Inc.
We broadcast music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over the Internet, including through applications for mobile devices.

As of December 31, 2013, we had 25,559,310 subscribers. Our subscribers include:

•	subscribers under our regular and discounted pricing plans;

•	subscribers that have prepaid, including payments made or due from automakers for subscriptions included in the sale or lease price of a vehicle;

•	subscribers to our Internet services who do not also have satellite radio subscriptions; and

•	certain subscribers to our weather, traffic, data and Backseat TV services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and longer term subscription plans as well as discounts for multiple subscriptions. We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic, data and Backseat TV services.
Our satellite radios are primarily distributed through automakers; retail locations nationwide; and through our website. We have agreements with every major automaker to offer satellite radios in their vehicles. Satellite radio services are also offered to customers of certain rental car companies.
We are also a leader in providing connected vehicle applications and services. On November 4, 2013, we purchased the connected vehicle business of Agero, Inc. Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle owners while providing marketing and operational benefits to automakers and their dealers. Subscribers to our connected vehicle services are not included in our subscriber count.
Liberty Media Corporation ("Liberty Media") beneficially owns, directly and indirectly, over 50% of the outstanding shares of our common stock. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries Atlanta National League Baseball Club, Inc. and TruePosition, Inc., its interests in Charter Communications, Live Nation Entertainment and Barnes & Noble, and minority equity investments in Time Warner Inc., Time Warner Cable, and Viacom.

Recent Development
On January 3, 2014, Holdings' Board of Directors received a non-binding letter from Liberty Media proposing a transaction pursuant to which all outstanding shares of common stock of Holdings not owned by Liberty Media would be converted into the right to receive 0.0760 of a new share of Liberty Series C common stock, which would have no voting rights. Liberty Media indicated that immediately prior to such conversion, Liberty Media intends to distribute, on a 2 to 1 basis, shares of such Series C common stock to all holders of record of Liberty Media's Series A and B common stock. Upon the completion of the proposed transaction, Liberty Media indicated that it expects that Holdings' public stockholders would own approximately 39% of Liberty Media's then-outstanding common stock.
Holdings' Board of Directors has formed a Special Committee of independent directors to consider Liberty Media’s proposal. The Board of Directors has selected Joan L. Amble, James P. Holden and Eddy W. Hartenstein to serve on the Special Committee. The Special Committee is chaired by Mr. Hartenstein.
The Special Committee has retained Evercore Group L.L.C. to act as its financial advisor and Weil, Gotshal & Manges LLP to act as its legal counsel to assist and advise it in connection with its evaluation of Liberty Media’s proposal.
Liberty Media’s proposal noted that the transaction will be conditioned on the approval of both the Special Committee and a majority of the public stockholders of Holdings, other than Liberty Media. Liberty Media also noted that the approval by the Liberty Media stockholders of the issuance of the Series C common shares in the proposed transaction would also be required under applicable Nasdaq Stock Market requirements.
The letter provides that no legally binding obligation with respect to any transaction exists unless and until mutually acceptable definitive documentation is executed and delivered with respect thereto.  There can be no assurance that the transaction proposed by Liberty Media or any related transaction will be completed or, if completed, will have any specified terms, including with respect to pricing or timing.
Programming
We offer a dynamic programming lineup of commercial-free music plus sports, entertainment, talk, news, traffic and weather, including:

•	an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical;

•	live play-by-play sports from major leagues and colleges;

•	a multitude of talk and entertainment channels for a variety of audiences;

•	a wide range of national, international and financial news; and

•	continuous, local traffic reports for 22 metropolitan markets throughout the United States.
Our diverse spectrum of programming, including our lineup of exclusive material, is a significant differentiator from terrestrial radio and other audio entertainment providers. We make changes to our programming lineup from time to time as we strive to attract new subscribers and offer content which appeals to a broad range of audiences and to our existing subscribers. The channel line-ups for our services are available at siriusxm.com.
Internet Radio
We stream select music and non-music channels over the Internet. Our Internet service also includes channels and features that are not available on our satellite radio service. Access to our Internet services is offered to subscribers for a fee. We have available products that provide access to our Internet services without the need for a personal computer. We also offer applications to allow consumers to access our Internet services on smartphones and tablet computers.
We also offer two innovative Internet-based products, SiriusXM On Demand and MySXM. SiriusXM On Demand offers our Internet subscribers listening on our online media player and on smartphones the ability to choose their favorite episodes from a catalog of content to listen to whenever they want. Launched in 2013, MySXM permits listeners to personalize our existing commercial-free music and comedy channels to create a more tailored listening experience. Channel-specific sliders allow users to create over 100 variations of each of more than 50 channels by adjusting characteristics like library depth, familiarity, music style, tempo, region, and multiple other channel-specific attributes.  SiriusXM On Demand and MySXM are offered to our Internet subscribers at no extra charge.

Distribution of Radios
Automakers
We distribute satellite radios through the sale and lease of new vehicles. We have agreements with every major automaker to offer satellite radios in their vehicles. Satellite radios are available as a factory or dealer-installed option in substantially all vehicle makes sold in the United States.
Many automakers include a subscription to our radio service in the sale or lease of their new vehicles. In certain cases, we receive subscription payments from automakers in advance of the activation of our service. We share with certain automakers a portion of the revenues we derive from subscribers using vehicles equipped to receive our service. We also reimburse various automakers for certain costs associated with the satellite radios installed in new vehicles, including in certain cases hardware costs, engineering expenses and promotional and advertising expenses.
Previously Owned Vehicles
We also acquire subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. We have entered into agreements with many automakers to market subscriptions to purchasers and lessees of vehicles which include satellite radios sold through their certified pre-owned programs. We also work directly with franchise and independent dealers on programs for non-certified vehicles.
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
Our Satellite Radio Systems
Our satellite radio systems are designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. We continually monitor our infrastructure and regularly evaluate improvements in technology.
Our satellite radio systems have three principal components:

•	satellites, terrestrial repeaters and other satellite facilities;

•	studios; and

•	radios.
Satellites, Terrestrial Repeaters and Other Satellite Facilities
Satellites. We currently own a fleet of ten orbiting satellites, five in the Sirius system, FM-1, FM-2, FM-3, FM-5 and FM-6, and five in the XM system, XM-1, XM-2, XM-3, XM-4 and XM-5. Four of these satellites are currently used as spares, two of which are expected to be de-orbited in 2014 as they reach the end of their useful lives.
Satellite Insurance. We hold in-orbit insurance for our FM-5, FM-6 and XM-5 satellites which will expire in 2014, 2014 and 2015, respectively. We may not renew these in-orbit insurance policies when they expire, as we may consider the premium costs to be uneconomical relative to the risk of satellite failure. These policies provide coverage for a total, constructive total or partial loss of the satellite that occurs prior to expiration of the applicable policy. The insurance does not cover the full cost of constructing, launching and insuring new satellites, nor will it protect us from the adverse effect on business operations due to the loss of a satellite. The policies contain standard commercial satellite insurance provisions, including coverage exclusions. We do not insure satellites for their full expected useful lives as we consider the premium costs to be uneconomical relative to the risk of satellite failure.
Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception of satellite signals can be adversely affected. In many of these areas, we have deployed terrestrial repeaters to supplement satellite coverage. We operate approximately 700 terrestrial repeaters as part of our systems across the United States.
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
Radios
Radios are manufactured in three principal configurations - as in-dash radios, Dock & Play radios and home or commercial units.
We do not manufacture radios. We have authorized manufacturers and distributors to produce and distribute radios, and have licensed our technology to various electronics manufacturers to develop, manufacture and distribute radios under certain brands. We do manage various aspects of the production of satellite and Internet radios. To facilitate the sale of radios, we may subsidize a portion of the radio manufacturing costs to reduce the hardware price to consumers.
Connected Vehicle Services
We are a leader in providing connected vehicle applications and services. Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle owners while providing marketing and operational benefits to automakers and their dealers. We offer a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicles diagnostics, stolen or parked vehicle locator services, and monitoring of vehicle emission systems.
We entered the connected vehicle services business in 2012 with an agreement with Nissan North America to become the exclusive provider of a comprehensive suite of premium services for Nissan branded vehicles. On November 4, 2013, we purchased the connected vehicle business of Agero, Inc. As a result of this acquisition, our connected vehicle business provides services to several automakers, including Acura, BMW, Honda, Hyundai, Infiniti, Lexus, Nissan and Toyota. We expect that this acquisition will enhance our presence in connected vehicle services through our businesses’ existing automaker relationships, subscriber base, full-service product offering and technology platform. We also anticipate that this acquisition will better position us to bring innovative connected vehicle services to the global automotive market.
Subscribers to our connected vehicle services are not included in our subscriber count.
Canada
We own approximately 38% of the equity of Sirius XM Canada Holdings Inc., the satellite radio provider in Canada. Subscribers to the services offered by Sirius XM Canada are not included in our subscriber count.
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
Backseat TV. We offer Backseat TV, a service offering television content designed primarily for children, in the backseat of vehicles.
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
Competition
Satellite Radio
We face significant competition for both listeners and advertisers in our satellite radio business, including providers of radio or other audio services. Our digital competitors are making in-roads into vehicles, where we are currently the prominent alternative to traditional AM/FM radio.
Traditional AM/FM Radio. Our services compete with traditional AM/FM radio. Many traditional radio companies are substantial entities owning large numbers of radio stations or other media properties. The radio broadcasting industry is highly competitive.
Traditional AM/FM radio has a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by subscription fees like satellite radio. Many radio stations offer information programming of a local nature, such as local news and sports. The availability of traditional free AM/FM radio reduces the likelihood that customers would be willing to pay for our subscription services and, by offering free broadcasts, it may impose limits on what we can charge for our services. Some AM/FM radio stations have reduced the number of commercials per hour, expanded the range of music played on the air and experimented with new formats in order to lure customers away from satellite radio.
HD Radio. Many radio stations broadcast digital signals, which have clarity similar to our signals. These stations do not charge a subscription fee for their digital signals but do generally carry advertising. Traditional AM/FM broadcasters are also complementing their HD Radio efforts by aggressively pursuing Internet radio, wireless Internet-based distribution arrangements and data services.
Internet Radio and Internet-Enabled Smartphones. Internet radio services often have no geographic limitations and provide listeners with radio programming from across the country and around the world. Major media companies and online providers, including Apple, Pandora and Clear Channel, make high fidelity digital streams available through the Internet for free or, in some cases, for a fraction of the cost of a satellite radio subscription. These services compete directly with our services, at home, in the automobile, and wherever audio entertainment is consumed.
Smartphones, most of which have the capability of interfacing with vehicles, can play recorded or cached content and access Internet radio via dedicated applications or browsers. These applications are often free to the user and offer music and talk content as long as the user is subscribed to a sufficiently large mobile data plan. Leading audio smartphone radio applications include Pandora, Spotify, iTunes Radio and iheartradio. Certain of these applications also include advanced functionality, such as personalization, and allow the user to access large libraries of content. These services may become integrated into connected cars in the future.
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
Advanced In-Dash Infotainment Systems. Nearly all automakers have deployed or are planning to deploy integrated multimedia systems in dashboards, such as Ford's SYNC, Toyota's Entune, and BMW/Mini's Connected. These systems can combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, smartphone applications and stored audio, with navigation and other advanced applications such as restaurant bookings, movie show times and financial information. Internet radio and other data are typically connected to the system via a bluetooth link to an Internet-enabled smartphone, and the entire system may be controlled by touchscreen or voice recognition. These systems enhance the attractiveness of our Internet-based competition by making such applications more prominent, easier to access, and safer to use in the car. Similar systems are also available in the aftermarket and sold through retailers.

Direct Broadcast Satellite and Cable Audio. A number of providers offer specialized audio services through either direct broadcast satellite or cable audio systems. These services are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly charge for the audio service.
Other Digital Media Services. The audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms and portable devices that compete with our services now or that could compete with those services in the future.
Traffic News Services
A number of providers compete with our traffic news services, including ClearChannel and Radiate Media/Cumulus. In addition, in-dash navigation is also being threatened by increasingly capable smartphones that provide data services through a direct vehicle interface. Most of these smartphones offer GPS mapping, often with turn-by-turn navigation.
Connected Vehicle Services
Our connected vehicle services business operates in a highly competitive environment. Our major competitors include Verizon Telematics and Sprint. OnStar, a division of General Motors, also offers connected vehicle services in GM vehicles. We also compete with wireless devices such as mobile phones, carriers of mobile communications and, to a lesser extent, with systems developed internally by automakers. We compete against other connected vehicle service providers for automaker arrangements on the basis of service quality and reliability, technical capabilities and systems customization, scope of service, industry experience, past performance and price.
Government Regulation
As operators of a privately owned satellite system, we are regulated by the FCC under the Communications Act of 1934, principally with respect to:

•	the licensing of our satellite systems;

•	preventing interference with or to other users of radio frequencies; and

•	compliance with FCC rules established specifically for U.S. satellites and satellite radio services.
Any assignment or transfer of control of our FCC licenses must be approved by the FCC. The FCC's order approving the merger of our wholly-owned subsidiary, Vernon Merger Corporation, with and into XM Satellite Radio Holdings Inc. in July 2008 (the “Merger”) requires us to comply with certain voluntary commitments we made as part of the FCC Merger proceeding. We believe we comply with those commitments.
In 1997, we were the winning bidders for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services. Our FCC licenses for our Sirius satellites expire in 2017. Our FCC licenses for our XM satellites expire in 2014, 2018 and 2021. We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant a license for any replacement satellites.
In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected. In many of these areas, we have installed terrestrial repeaters to supplement our satellite signal coverage. The FCC has established rules governing terrestrial repeaters and has granted us a license to operate our repeater network.
In many cases, we obtain FCC certifications for satellite radios, including satellite radios that include FM modulators. We believe our radios that are in production comply with all applicable FCC rules.
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

Copyrights to Programming
In connection with our satellite radio music programming, we must negotiate and enter into royalty arrangements with two sets of rights holders: Holders of copyrights in musical works (that is, the music and lyrics) and holders of copyrights in sound recordings (that is, the actual recording of a work).
Musical works rights holders, generally songwriters and music publishers, are represented by performing rights organizations such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. We have arrangements with all of these organizations.
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
The CRB has issued its determination regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite digital audio radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period ending on December 31, 2017. Under the terms of the CRB's decision, we will pay a royalty based on gross revenues, subject to certain exclusions, of 9.5% for 2014, 10.0% for 2015, 10.5% for 2016, and 11% for 2017. The rate for 2013 was 9.0%.
The revenue subject to royalty includes subscription revenue from our U.S. satellite digital audio radio subscribers and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. Exclusions from revenue subject to the statutory license fee include, among other things, revenue from channels, programming and products or other services offered for a separate charge where such channels make only incidental performances of sound recordings; revenue from equipment sales; revenue from current and future data services (including video and connected vehicle services) offered for a separate charge; intellectual property royalties received by us; credit card, invoice and fulfillment service fees; and bad debt expense. The regulations also allow us to further reduce our monthly royalty fee in proportion to the percentage of our performances that feature pre-1972 recordings (which are not subject to federal copyright protection) as well as those that are licensed directly from the copyright holder, rather than through the statutory license.
To secure the rights to stream music content over the Internet, including to mobile devices, we also must obtain licenses from, and pay royalties to, copyright owners of musical compositions and, in certain cases, sound recordings. We have arrangements with ASCAP, SESAC and BMI to license the musical compositions we stream over the Internet. The licensing of certain sound recordings for use on the Internet is also subject to the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998 on terms established by the CRB. In 2013, we paid a per performance rate for the streaming of certain sound recordings on the Internet of $0.00210 per play, which rate will change to $0.00220 per play in 2014 and $0.00240 in 2015. Proceedings to establish rates for the streaming of certain sound recordings on the Internet after 2015, known as the Webcasting IV proceeding, commenced in January 2014 before the CRB.
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
Personnel
As of December 31, 2013, we had 2,195 full-time employees. In addition, we rely upon a number of part-time employees, consultants, other advisors and outsourced relationships. None of our employees are represented by a labor union, and we believe that our employee relations are good.
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
Executive Officers of the Registrant
Certain information regarding our executive officers as of January 31, 2014 is provided below:

Name	Age	Position
James E. Meyer	59	Chief Executive Officer
Scott A. Greenstein	54	President and Chief Content Officer
Dara F. Altman	55	Executive Vice President and Chief Administrative Officer
Stephen Cook	58	Executive Vice President, Sales and Automotive
Patrick L. Donnelly	52	Executive Vice President, General Counsel and Secretary
David J. Frear	57	Executive Vice President and Chief Financial Officer
Enrique Rodriguez	51	Executive Vice President, Operations and Products
Katherine Kohler Thomson	47	Executive Vice President, Chief Marketing Officer
James E. Meyer has served as our Chief Executive Officer since December 2012. From May 2004 to December 2012, Mr. Meyer was our President, Operations and Sales. Prior to May 2004, Mr. Meyer was President of Aegis Ventures Incorporated, a consulting firm that provides general management services. From December 2001 until 2002, Mr. Meyer served as special advisor to the Chairman of Thomson S.A., a leading consumer electronics company. From January 1997 until December 2001, Mr. Meyer served as the Senior Executive Vice President for Thomson as well as a member of the executive committee. From 1992 until 1996, Mr. Meyer served as Thomson's Senior Vice President of Product Management. Mr. Meyer is a director of ROVI Corporation.
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
Stephen Cook has served as our Executive Vice President, Sales and Automotive, since January 2013. Mr. Cook served as our Group Vice President and General Manager, Automotive Division, from July 2008 until January 2013. Mr. Cook served as Executive Vice President, Automotive, of XM from July 2006 to July 2008. He also served as XM's Executive Vice President, Sales and Marketing, from January 2002 until July 2006, and as XM's Senior Vice President, Sales and Marketing, from February 1999 until January 2002. Prior to joining XM, Mr. Cook was Chief Operating Officer for Conxus Communications. From 1990 to 1997, Mr. Cook held management positions with GTE's cellular operations. Prior to that time, Mr. Cook worked in brand management for Procter & Gamble.
Patrick L. Donnelly has served as our Executive Vice President, General Counsel and Secretary, since May 1998. From June 1997 to May 1998, he was Vice President and Deputy General Counsel of ITT Corporation, a hotel, gaming and entertainment company that was acquired by Starwood Hotels & Resorts Worldwide, Inc. in February 1998. From October 1995 to June 1997, he was assistant general counsel of ITT Corporation. Prior to October 1995, Mr. Donnelly was an attorney at the law firm of Simpson Thacher & Bartlett LLP.
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
Enrique Rodriguez has served as our Executive Vice President, Operations and Products, since January 2013. He served as our Group Vice President from October 2012 until January 2013. Mr. Rodriguez was the Senior Vice President and General Manager of Cisco System Inc.'s Service Provider Video Technology Group from May 2010 until December 2011. Mr. Rodriguez served as Corporate Vice President for the TV Division of Microsoft Corp. from June 2006 until April 2010. Prior to heading Microsoft's TV Division, Mr. Rodriguez served as Vice President of Xbox Partnerships for Microsoft. Before joining Microsoft in 2003, Rodriguez spent over 20 years at Thomson/RCA in a variety of engineering and executive roles.
Katherine Kohler Thomson was appointed as our Executive Vice President, Chief Marketing Officer, in December 2013. Ms. Thomson was the President and Chief Operating Officer of the Los Angeles Times Media Group from May 2011 until November 2013.  She was also the Chief Operating Officer of Tribune Publishing Company, Inc. from April 2013 until November 2013. Ms. Thomson served as Vice President, Business Operations of FLO TV, a division of Qualcomm Incorporated that delivered live television to mobile devices, from September 2009 until May 2011. From September 2008 through September 2009, she was Executive Vice President and Chief of Staff at the Los Angeles Times Media Group. She joined the Los Angeles Times Media Group from Energy Innovations, an affordable solar energy provider, where she was Chief Operating Officer from August 2007 until September 2008.  Prior to that time, she spent fourteen years in a variety of positions at DIRECTV, culminating in the role of Senior Vice President, Sales and Marketing Operations.

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
We face substantial competition from other providers of radio and other audio services. Our ability to retain and attract subscribers depends on our success in creating and providing popular or unique music, entertainment, news and sports programming. Our subscribers can obtain certain similar content for free through terrestrial radio stations or Internet radio services. Audio content delivered via the Internet, including through mobile devices, is increasingly competitive with our services. In addition, automakers and aftermarket manufacturers have introduced factory-installed radios capable of accessing Internet-delivered audio entertainment and connecting to Internet-delivered content on smartphones. A summary of various services that compete with us is contained in the section entitled “Item 1. Business-Competition” of this Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our ability to attract and retain subscribers in the future is uncertain.
Our ability to retain our subscribers, or increase the number of subscribers to our service, is uncertain and subject to many factors, including:

•	the price of our service;

•	the health of the economy;

•	the production and sale of new vehicles in the United States;

•	the rate at which existing self-pay subscribers buy and sell new and used vehicles in the United States;

•	our ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to our service;

•	the effectiveness of our marketing programs;

•	the entertainment value of our programming; and

•	actions by our competitors, such as terrestrial radio and other audio entertainment and information providers.
As part of our business, we experience, and expect to experience in the future, subscriber turnover (i.e., churn). Some elements of our business strategy may result in churn increasing. For example, our efforts to increase the penetration of satellite radios in new, lower priced vehicle lines may result in the growth of economy-minded subscribers; our work to acquire subscribers purchasing or leasing pre-owned vehicles may attract subscribers of more limited economic means; and our product and marketing efforts may attract more price sensitive subscribers.

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

Average monthly revenue per subscriber, which we refer to as ARPU, is another key metric we use to analyze our business. Over the past several years, we have focused substantial attention and efforts on balancing ARPU and subscriber additions. Our ability to increase or maintain ARPU over time is uncertain and depends upon various factors, including:

•	the value consumers perceive in our service;

•	our ability to add and retain compelling programming;

•	the increasing competition we experience from terrestrial and Internet radio and other audio entertainment and information providers;

•	our ability to increase prices; and

•	discounted offers we may make to attract new subscribers and retain existing subscribers.
Our profitability could be adversely affected if we are unable to consistently attract new subscribers and retain our current subscribers at prices and margins consistent with our past performance.

Our business depends in large part upon the auto industry.
A substantial portion of our subscription growth has come from purchasers and lessees of new and previously owned automobiles in the United States. The sale and lease of vehicles with satellite radios is an important source of subscribers for our satellite radio service. We have agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period.

Automotive production and sales are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by automakers decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, subscriber growth for our satellite radio services may be adversely impacted.

Sales of previously owned vehicles represent an increasing source of new subscribers for us. We have agreements with various auto dealers and certain companies operating in the used vehicle market to provide us with data on sales of previously owned satellite radio enabled vehicles. The continuing availability of this information is important to our future growth.

General economic conditions can affect our business.
The purchase of a satellite radio subscription is discretionary, and our business and our financial condition can be negatively affected by general economic conditions. Poor general economic conditions can adversely affect subscriber churn, conversion rates and vehicle sales.

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

In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on our in-orbit satellites have failed; and from time to time we have experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and we cannot predict if any of these possible future events will have a material adverse effect on our operations or the life of our existing in-orbit satellites. Any material failure of our satellites could cause us to lose customers and could materially harm our reputation and our operating results.

Three of the Sirius in-orbit satellites have experienced degradation on their solar arrays. The degradation these satellites have experienced does not affect current operations. Additional degradation on three Sirius satellites could reduce the estimated lives of those satellites.

Our XM-1 and XM-2 satellites, launched in 2001, experienced progressive degradation problems common to early Boeing 702 class satellites, reached the end of their depreciable lives in 2013 and are expected to be removed from orbit in 2014. Our FM-5 and XM-5 satellites, launched in 2009 and 2010, respectively, have experienced minor degradation on their solar arrays which do not affect current operations. We estimate that our FM-5 and XM-5 satellites will meet their 15-year estimated depreciable lives. Our XM-3 and XM-4 satellites have experienced circuit failures on their solar arrays which do not affect current operations. Additional circuit failures on the satellites could reduce the estimated lives of those satellites. We estimate that our XM-3 satellite, launched in 2005, and our XM-4 satellite, launched in 2006, will meet their 15-year estimated depreciable lives. We estimate that our FM-6 satellite, launched in 2013, will meet its 15-year estimated depreciable life.

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
We operate a complex and growing business. We offer a wide variety of subscription packages at different price points. Our business is dependent on the operation and availability of our information technology and communication systems and those of certain third party service providers. Any degradation in the quality, or any failure, of our systems could reduce our revenues, cause us to lose customers and damage our brand. Although we have implemented practices designed to maintain the availability of our information technology systems and mitigate the harm of any unplanned interruptions, we cannot anticipate all eventualities. We occasionally experience unplanned outages or technical difficulties. We could also experience loss of data or processing capabilities, which could cause us to lose customers and could materially harm our reputation and our operating results.

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

If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer.
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

Royalties for music rights have increased and there can be no assurance they will not continue to increase in the future.
We must maintain music programming royalty arrangements with, and pay license fees to, BMI, ASCAP and SESAC. These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. We have agreements with ASCAP, BMI and SESAC through 2016. There can be no assurance that the royalties we pay to ASCAP, SESAC, BMI and other songwriters and music publishers will not increase upon expiration of these arrangements.

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also must pay royalties to copyright owners of sound recordings. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB. Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the CRB's decision governing sound recording royalties for the five-year period ending on December 31, 2017, we will pay a royalty based on gross revenues, subject to certain exclusions, of 9.5% for 2014, 10.0% for 2015, 10.5% for 2016, and 11% for 2017.

The unfavorable outcome of pending or future litigation could have a material adverse effect.
We are parties to several legal proceedings arising out of various aspects of our business, including patent infringement suits, class action lawsuits alleging violations of consumer protection statutes, suits seeking compensation for our use of sound recordings fixed prior to 1972 and actions seeking damages for purported violations of the telephone consumer protection act. We are defending all claims against us. The outcome of these proceedings may not be favorable, and an unfavorable outcome may have a material adverse effect on our business or financial results.

We may not realize the benefits of acquisitions or other strategic initiatives, including the acquisition of Agero’s connected vehicle business.
Our business strategy may include selective acquisitions or other strategic initiatives that allow us to expand our business. The success of any acquisition, including our acquisition of Agero’s connected vehicle business, depends upon effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets.

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

Failure of third parties to perform could adversely affect our business.
Our business depends, in part, on various third parties, including:

•	manufacturers that build and distribute satellite radios;

•	companies that manufacture and sell integrated circuits for satellite radios;

•	programming providers and on-air talent;

•	vendors that operate our call centers;

•	retailers that market and sell satellite radios and promote subscriptions to our services; and

•	vendors that have designed or built, and vendors that support or operate, other important elements of our systems.

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

The operation of our satellite radio systems is subject to significant regulation by the FCC under authority granted through the Communications Act of 1934 and related federal law. We are required, among other things, to operate only within specified frequencies; to meet certain conditions regarding the interoperability of our satellite radios with those of other licensed satellite radio systems; to coordinate our satellite radio services with radio systems operating in the same range of frequencies in neighboring countries; and to coordinate our communications links to our satellites with other systems that operate in the same frequency band. Noncompliance by us with these requirements or other conditions or with other applicable FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. There is no guarantee that Congress will not modify the statutory framework governing our services, or that the FCC will not modify its rules and regulations in a manner that would have a material impact on our operations.

The terms of our licenses and the order of the FCC approving the Merger requires us to meet certain conditions. Non-compliance with these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.

Other existing or future government laws and regulations could harm our business.
We are subject to many other federal, state and local laws. These laws and regulations cover issues such as user privacy, behavioral advertising, automatic renewal of agreements, pricing, fraud, electronic waste, mobile and electronic device communications, quality of products and services, taxation, advertising, intellectual property rights and information security. The expansion of these laws, both in terms of their number and their applicability, could harm our business. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws, such as regulatory rules regarding abusive labor practices in portions of our supply chain, could increase the cost of doing business, adversely affecting our results of operations.

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
As of December 31, 2013, we had an aggregate principal amount of approximately $3.6 billion of indebtedness and an additional $790.0 million available under our Senior Secured Revolving Credit Facility. Our indebtedness has important consequences. For example, it:

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
Certain of the instruments governing our indebtedness contain covenants that, among other things, place certain limitations on our ability to incur more debt, exceed a specified leverage ratio, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. Failure to comply with the covenants associated with our indebtedness could result in an event of default, which, if not cured or waived, could cause us to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for our business or assets.

Our broadcast studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities.
An earthquake, tornado, flood, terrorist attack or other catastrophic event could damage our broadcast studios, terrestrial repeater networks or satellite uplink facilities, interrupt our service and harm our business.

Any damage to the satellites that transmit to our terrestrial repeater networks would likely result in degradation of the affected service for some subscribers and could result in complete loss of service in certain or all areas. Damage to our satellite uplink facilities could result in a complete loss of our services until we could transfer operations to suitable back-up facilities.

Holdings’ principal stockholder has significant influence over our management and over actions requiring general stockholder approval and its interests may differ from the interests of other holders of Holdings’ common stock.
Liberty Media beneficially owns over 50% of Holdings’ common stock. Two Liberty Media executives and one other member of the board of directors of Liberty Media are members of Holdings’ board of directors. Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of Holdings’ board of directors.

As a result, Liberty Media has the ability to indirectly control our affairs, policies and operations, such as the appointment of management, future issuances of common stock or other securities, the payment of dividends, if any, the incurrence of debt, amendments to our certificate of incorporation and bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with the interests of other stockholders of Holdings. In addition, Liberty Media will be able to determine the outcome of all matters requiring general stockholder approval and will be able to cause or prevent a change of control of Holdings or a change in the composition of Holdings’ or our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive Holdings' stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of Holdings common stock.

The transaction proposed by Liberty Media may not occur, may increase the volatility of the market price of Holdings’ common stock and will result in certain costs and expenses.
On January 3, 2014, Holdings’ Board of Directors received a non-binding letter from Liberty Media proposing a transaction pursuant to which all outstanding shares of common stock of Holdings not owned by Liberty Media would be converted into the right to receive new non-voting shares of Liberty Series C common stock.

The letter provides that no legally binding obligation with respect to any transaction exists unless and until mutually acceptable definitive documentation is executed and delivered with respect thereto.  There can be no assurance that the transaction proposed by Liberty Media or any related transaction will be completed or, if completed, will have any specified terms.

The market price of Holdings’ common stock may reflect various assumptions as to whether the proposed transaction with Liberty Media will occur. Variations in the market price of Holdings’ common stock may occur as a result of changing assumptions regarding the proposed transaction, independent of changes in our business, financial condition or prospects or changes in general market or economic conditions. As a result, a definitive agreement regarding a transaction, or a failure to reach a definitive agreement regarding a transaction, could result in a significant change in the market price of Holdings’ common stock.

We expect to incur costs in connection with the consideration of Liberty Media’s proposal, including costs of financial and legal advisors to the Special Committee of the Board of Directors of Holdings and costs associated with legal actions arising out of Liberty Media’s proposal. It is difficult to estimate the aggregate amount of such costs, although they could be substantial.

Holdings is a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualifies for, and relies on, exemptions from certain corporate governance requirements.
Holdings is a “controlled company” for the purposes of the NASDAQ Stock Market listing rules. As such, Holdings has elected not to comply with certain NASDAQ corporate governance requirements. A majority of the board of directors of Holdings consists of independent directors. Holdings does not have a compensation committee and nominating and corporate governance committee that consist entirely of independent directors.

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

Special Note About Forward-Looking Statements
We have made various statements in this Annual Report on Form 10-K that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in our other reports filed with or furnished to the SEC, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above, which could cause actual results to differ materially from such statements. The words “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “may,” “should,” “could,” “would,” “likely,” “projection,” “outlook” and similar expressions are intended to identify forward-looking statements. We caution you that the risk factors described above are not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements, except as required by law.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Below is a list of the principal properties that we own or lease:

Location	Purpose	Own/Lease
New York, NY	Corporate headquarters and studio/production facilities	Lease
New York, NY	Office facilities	Lease
Washington, DC	Office and studio/production facilities	Own
Washington, DC	Office facilities and data center	Own
Lawrenceville, NJ	Office and technical/engineering facilities	Lease
Deerfield Beach, FL	Office and technical/engineering facilities	Lease
Farmington Hills, MI	Office and technical/engineering facilities	Lease
Nashville, TN	Studio/production facilities	Lease
Vernon, NJ	Technical/engineering facilities	Own
Ellenwood, GA	Technical/engineering facilities	Lease
Los Angeles, CA	Studio/production facilities	Lease
Irving, TX	Office and engineering facilities/call center	Lease
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

PART II
ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Holdings’ common stock is traded on the NASDAQ Global Select Market under the symbol “SIRI.” The following table sets forth the high and low per share sales price for Holdings’ common stock, as reported by NASDAQ, for the periods indicated below:

	High	Low
Year Ended December 31, 2012
First Quarter	$2.36	$1.80
Second Quarter	$2.41	$1.78
Third Quarter	$2.64	$1.84
Fourth Quarter	$3.01	$2.55
Year Ended December 31, 2013
First Quarter	$3.25	$2.95
Second Quarter	$3.63	$2.95
Third Quarter	$3.99	$3.30
Fourth Quarter	$4.18	$3.32
On January 31, 2014, the closing sales price of our common stock on the NASDAQ Global Select Market was $3.58 per share. On January 31, 2014, there were approximately 10,271 record holders of our common stock. We effected our corporate reorganization on November 15, 2013.
Dividends
On December 28, 2012, Sirius XM paid a special cash dividend in the amount of $0.05 per share of common stock.  This was the first cash dividend ever paid by us. The holders of Sirius XM’s former Series B-1 Preferred Stock participated in this cash dividend on an as-converted basis in accordance with its terms.  The total amount of this dividend was approximately $327 million. Sirius XM’s ability to pay dividends is currently limited by covenants under certain of its debt agreements. Holdings’ board of directors has not made any determination whether similar special cash dividends will be paid in the future.
Issuer Purchases of Equity Securities
In December 2012, our board of directors approved a $2.0 billion common stock repurchase program. In October 2013, our board of directors approved an additional $2.0 billion common stock repurchase program. Sirius XM’s board of directors did not establish an end date for this stock repurchase program. In connection with the corporate reorganization, this is now a repurchase program of Holdings. During the year ended December 31, 2013, we repurchased 520,257,866 shares of Holdings’ common stock for an aggregate purchase price of $1.8 billion, which includes commissions and fees. Shares of Holdings’ common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in transactions with Liberty Media and its affiliates. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

Pursuant to this approval and as part of the share repurchase programs, on October 9, 2013, Sirius XM entered into an agreement with Liberty Media to repurchase $500 million of Holdings’ common stock from Liberty Media through April 2014. In connection with the corporate reorganization, Holdings assumed Sirius XM's obligations under such agreement. Pursuant to the agreement, we repurchased $160 million of Holdings' common stock from Liberty Media as of December 31, 2013. On January 23, 2014, we entered into an amendment to the agreement with Liberty Media to defer the previously scheduled $240 million repurchase of shares of our common stock from Liberty Media from January 27, 2014 to April 25, 2014, the date of the final purchase installment under the agreement. As a result of this deferral, we expect to repurchase $340 million of our shares of common stock from Liberty Media on April 25, 2014 at a price of $3.66 per share. We entered into this amendment at the request of the Special Committee of our board of directors that has been formed to review and evaluate the Liberty Media proposal.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2013 - October 31, 2013	—	$—	—	$2,397,639,899
November 1, 2013 - November 30, 2013	43,712,265	$3.66	43,712,265	$2,237,639,895
December 1, 2013 - December 31, 2013	—	$—	—	$2,237,639,895
Total	43,712,265	$3.66	43,712,265	$2,237,639,895

(1)	These amounts include fees and commissions associated with the shares repurchased.

COMPARISON OF CUMULATIVE TOTAL RETURNS

Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor's Composite-500 Stock Index, or the S&P 500, and the NASDAQ Telecommunications Index from December 31, 2008 to December 31, 2013. The graph assumes that $100 was invested on December 31, 2008 in each of our common stock, the S&P 500 and the NASDAQ Telecommunications Index. A dividend with respect to our common stock was declared in 2012 only.

Stockholder Return Performance Table

	NASDAQ Telecommunications Index	S&P 500 Index	Sirius XM Holdings Inc.
December 31, 2008	$100.00	$100.00	$100.00
December 31, 2009	$148.24	$123.45	$500.00
December 31, 2010	$154.06	$139.23	$1,358.33
December 31, 2011	$134.62	$139.23	$1,516.67
December 31, 2012	$137.31	$157.90	$2,408.33
December 31, 2013	$170.29	$204.63	$2,908.33

Equity Compensation Plan Information

(shares in thousands)	Column (a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Column (b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Column (c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	282,694	$2.43	82,806
Equity compensation plans not approved by security holders	—	—	—
Total	282,694	$2.43	82,806

ITEM 6. SELECTED FINANCIAL DATA
The operating and balance sheet data included in the following selected financial data for 2013 have been derived from the audited consolidated financial statements of Holdings and Sirius XM. Historical operating and balance sheet data included within the following selected financial data for Holdings and Sirius XM from 2009 through 2012 is derived from the audited consolidated financial statements of Sirius XM. This selected financial data should be read in conjunction with the audited Consolidated Financial Statements of Holdings and Sirius XM and related notes thereto included in Item 8 of this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	Sirius XM Holdings Inc.
	As of and for the Years Ended December 31,
	2013 (1)	2012 (2)	2011	2010	2009 (3)
(in thousands, except per share data)
Statements of Comprehensive Income Data:
Total revenue	$3,799,095	$3,402,040	$3,014,524	$2,816,992	$2,472,638
Net income (loss)	$377,215	$3,472,702	$426,961	$43,055	$(538,226)
Net income (loss) per share – basic	$0.06	$0.55	$0.07	$0.01	$(0.15)
Net income (loss) per share – diluted	$0.06	$0.51	$0.07	$0.01	$(0.15)
Weighted average common shares outstanding – basic	6,227,646	4,209,073	3,744,606	3,693,259	3,585,864
Weighted average common shares outstanding – diluted	6,384,791	6,873,786	6,500,822	6,391,071	3,585,864
Cash dividends per share	$—	$0.05	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$134,805	$520,945	$773,990	$586,691	$383,489
Restricted investments	$5,718	$3,999	$3,973	$3,396	$3,400
Total assets	$8,844,780	$9,054,843	$7,495,996	$7,383,086	$7,322,206
Long-term debt, net of current portion	$3,093,821	$2,430,986	$3,012,351	$3,021,763	$3,063,281
Stockholders' equity	$2,745,742	$4,039,565	$704,145	$207,636	$95,522
——————

(1)	The selected financial data for 2013 includes the balances and approximately two months of activity related to the acquisition of the connected vehicle business of Agero, Inc. in November 2013.

(2)	A special cash dividend was paid during 2012.

(3)	The 2009 results and balances reflect the adoption of ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.

	Sirius XM Radio Inc.
	As of and for the Years Ended December 31,
	2013 (1) (2)	2012 (3)	2011	2010	2009 (4)
(in thousands, except per share data)
Statements of Comprehensive Income Data:
Total revenue	$3,799,095	$3,402,040	$3,014,524	$2,816,992	$2,472,638
Net (loss) income attributable to Sirius XM Radio Inc.'s stockholder	$(66,494)	$3,472,702	$426,961	$43,055	$(538,226)
Cash dividends per share	$—	$0.05	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$134,805	$520,945	$773,990	$586,691	$383,489
Restricted investments	$5,718	$3,999	$3,973	$3,396	$3,400
Total assets	$8,851,496	$9,054,843	$7,495,996	$7,383,086	$7,322,206
Long-term debt, net of current portion	$3,093,821	$2,430,986	$3,012,351	$3,021,763	$3,063,281
Stockholder equity	$2,301,346	$4,039,565	$704,145	$207,636	$95,522
——————

(1)
The selected financial data for 2013 includes the balances and approximately two months of activity related to the acquisition of the connected vehicle business of Agero, Inc. in November 2013 and the fair value adjustments for debt and equity related instruments.

(2)	Net income per share for Sirius XM is not presented since Sirius XM is a wholly-owned subsidiary of Holdings.

(3)	A special cash dividend was paid during 2012.

(4)	The 2009 results and balances reflect the adoption of ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.

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

(All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated)

The terms “we,” “us,” “our,” and “our company” as used herein and unless otherwise stated or indicated by context, refer to Sirius XM Radio Inc. and its subsidiaries prior to our corporate reorganization and to Sirius XM Holdings Inc. and its subsidiaries after our corporate reorganization.

Executive Summary

We broadcast music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over the Internet, including through applications for mobile devices.

We have agreements with every major automaker (“OEMs”) to offer satellite radios in their vehicles from which we acquire a majority of our subscribers. We also acquire subscribers through marketing to owners of factory-installed satellite radios that are not currently subscribing to our services. Additionally, we distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.

As of December 31, 2013, we had 25,559,310 subscribers of which 21,081,817 were self-pay subscribers and 4,477,493 were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, data and Backseat TV services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and longer term subscription plans as well as discounts for multiple subscriptions. We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic, data and Backseat TV services.

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

We are also a leader in providing connected vehicle applications and services. Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle owners while providing marketing and operational benefits to automakers and their dealers. Subscribers to our connected vehicle services are not included in our subscriber count.

Liberty Media Corporation beneficially owns, directly and indirectly, over 50% of the outstanding shares of our common stock. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries, Atlanta National League Baseball Club, Inc. and TruePosition, Inc., its interests in Charter Communications, Live Nation Entertainment and Barnes & Noble, and minority equity investments in Time Warner Inc., Time Warner Cable, and Viacom.

We also have a 38% equity interest in Sirius XM Canada which offers satellite radio services in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count.
Recent Development

On January 3, 2014, Holdings' Board of Directors received a non-binding letter from Liberty Media proposing a transaction pursuant to which all outstanding shares of common stock of Holdings not owned by Liberty Media would be converted into the right to receive 0.0760 of a new share of Liberty Series C common stock, which would have no voting rights. Liberty Media indicated that immediately prior to such conversion, Liberty Media intends to distribute, on a 2 to1 basis, shares of such Series C common stock to all holders of record of Liberty Media's Series A and B common stock. Upon the completion of the proposed transaction, Liberty Media indicated that it expects that Holdings' public stockholders would own approximately 39% of Liberty Media's then-outstanding common stock.

Holdings' Board of Directors has formed a Special Committee of independent directors to consider Liberty Media’s proposal. The Board of Directors has selected Joan L. Amble, James P. Holden and Eddy W. Hartenstein to serve on the Special Committee. The Special Committee is chaired by Mr. Hartenstein.
The Special Committee has retained Evercore Group L.L.C. to act as its financial advisor and Weil, Gotshal & Manges LLP to act as its legal counsel to assist and advise it in connection with its evaluation of Liberty Media’s proposal.

Liberty Media’s proposal noted that the transaction will be conditioned on the approval of both the Special Committee and a majority of the public stockholders of Holdings, other than Liberty Media. Liberty Media also noted that the approval by the Liberty Media stockholders of the issuance of the Series C common shares in the proposed transaction would also be required under applicable NASDAQ Stock Market requirements.

The letter provides that no legally binding obligation with respect to any transaction exists unless and until mutually acceptable definitive documentation is executed and delivered with respect thereto.  There can be no assurance that the transaction proposed by Liberty Media or any related transaction will be completed or, if completed, will have any specified terms, including with respect to pricing or timing.

Results of Operations

Set forth below are our results of operations for the year ended December 31, 2013 compared with the year ended December 31, 2012 and the year ended December 31, 2012 compared with the year ended December 31, 2011.

	For the Years Ended December 31,			2013 vs 2012 Change		2012 vs 2011 Change
	2013	2012	2011	Amount	%	Amount	%
Revenue:
Subscriber revenue	$3,284,660	$2,962,665	$2,595,414	$321,995	11%	$367,251	14%
Advertising revenue	89,288	82,320	73,672	6,968	8%	8,648	12%
Equipment revenue	80,573	73,456	71,051	7,117	10%	2,405	3%
Other revenue	344,574	283,599	274,387	60,975	22%	9,212	3%
Total revenue	3,799,095	3,402,040	3,014,524	397,055	12%	387,516	13%
Operating expenses:
Cost of services:
Revenue share and royalties	677,642	551,012	471,149	126,630	23%	79,863	17%
Programming and content	290,323	278,997	281,234	11,326	4%	(2,237)	(1)%
Customer service and billing	320,755	294,980	259,719	25,775	9%	35,261	14%
Satellite and transmission	79,292	72,615	75,902	6,677	9%	(3,287)	(4)%
Cost of equipment	26,478	31,766	33,095	(5,288)	(17)%	(1,329)	(4)%
Subscriber acquisition costs	495,610	474,697	434,482	20,913	4%	40,215	9%
Sales and marketing	291,024	248,905	222,773	42,119	17%	26,132	12%
Engineering, design and development	57,969	48,843	53,435	9,126	19%	(4,592)	(9)%
General and administrative	262,135	261,905	238,738	230	—%	23,167	10%
Depreciation and amortization	253,314	266,295	267,880	(12,981)	(5)%	(1,585)	(1)%
Total operating expenses	2,754,542	2,530,015	2,338,407	224,527	9%	191,608	8%
Income from operations	1,044,553	872,025	676,117	172,528	20%	195,908	29%
Other income (expense):
Interest expense, net of amounts capitalized	(204,671)	(265,321)	(304,938)	60,650	23%	39,617	13%
Loss on extinguishment of debt and credit facilities, net	(190,577)	(132,726)	(7,206)	(57,851)	(44)%	(125,520)	nm
Interest and investment income	6,976	716	73,970	6,260	874%	(73,254)	(99)%
Loss on change in value of derivatives	(20,393)	—	—	(20,393)	nm	—	nm
Other income (loss)	1,204	(226)	3,252	1,430	633%	(3,478)	(107)%
Total other expense	(407,461)	(397,557)	(234,922)	(9,904)	(2)%	(162,635)	(69)%
Income before income taxes	637,092	474,468	441,195	162,624	34%	33,273	8%
Income tax (expense) benefit	(259,877)	2,998,234	(14,234)	(3,258,111)	(109)%	3,012,468	nm
Net income	$377,215	$3,472,702	$426,961	$(3,095,487)	(89)%	$3,045,741	713%

nm - not meaningful

Our results of operations discussed below include Sirius XM Connected Vehicle Services Inc. activity from the acquisition date, November 4, 2013, as well as the impact of purchase price accounting adjustments associated with the acquisition and the Merger. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. The deferred credits on executory contracts attributable to third party arrangements with an OEM included in revenue share and royalties, subscriber acquisition costs, and sales and marketing concluded with the expiration of the acquired contract during 2013. The impact of these purchase price accounting adjustments is detailed in our Adjusted Revenues and Operating Expenses tables on pages 39 through 45 of our glossary.

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, subscriber revenue was $3,284,660 and $2,962,665, respectively, an increase of 11%, or $321,995. The increase was primarily attributable to a 9% increase in the daily weighted average number of subscribers, the impact of the increase in certain of our subscription rates beginning in January 2012 as more subscribers migrated to the higher rates, and an increase in subscriptions to premium services, premier channels and Internet streaming, as well as the inclusion of connected vehicle subscription revenue in 2013. These increases were partially offset by subscription discounts offered through customer acquisition and retention programs, and an increasing number of lifetime subscription plans that have reached full revenue recognition.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, subscriber revenue was $2,962,665 and $2,595,414, respectively, an increase of 14%, or $367,251. The increase was primarily attributable to a 9% increase in daily weighted average number of subscribers, the increase in certain of our subscription rates beginning in January 2012, and an increase in subscriptions to premium services, including premier channels, data services and Internet streaming. The increase was partially offset by subscription discounts offered through customer acquisition and retention programs.

We expect subscriber revenues to increase based on the growth of our subscriber base, including connected vehicle subscribers, promotions, subscription plan mix, and identification of additional revenue streams from subscribers. We increased certain of our subscription rates beginning January 2014.

Advertising Revenue includes the sale of advertising on certain non-music channels, net of agency fees. Agency fees are based on a contractual percentage of the gross advertising revenue.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, advertising revenue was $89,288 and $82,320, respectively, an increase of 8%, or $6,968. The increase was primarily due to a greater number of advertising spots sold and broadcast, as well as increases in rates charged per spot.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, advertising revenue was $82,320 and $73,672, respectively, an increase of 12%, or $8,648. The increase was primarily due to a greater number of advertising spots sold and broadcast, as well as increases in rates charged per spot.

We expect our advertising revenue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, equipment revenue was $80,573 and $73,456, respectively, an increase of 10%, or $7,117. The increase was driven by royalties from higher OEM production, the mix of royalty eligible radios and, to a lesser extent, improved aftermarket subsidies.

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

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, other revenue was $344,574 and $283,599, respectively, an increase of 22%, or $60,975. The increase was driven by revenues from the U.S. Music Royalty Fee as the number of subscribers increased and subscribers on the 12.5% rate increased, and higher royalty revenue from Sirius XM Canada.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, other revenue was $283,599 and $274,387, respectively, an increase of 3%, or $9,212. The increase was driven by revenues from the U.S. Music Royalty Fee as the number of subscribers increased, and higher royalty revenue from Sirius XM Canada.

We expect other revenue to increase as our subscriber base drives higher U.S. Music Royalty Fees and as the revenue of our Canadian affiliate grows.

Operating Expenses

 Revenue Share and Royalties include distribution and content provider revenue share, advertising revenue share, and broadcast and web streaming royalties. Advertising revenue share is recognized in revenue share and royalties in the period in which the advertising is broadcast.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, revenue share and royalties were $677,642 and $551,012, respectively, an increase of 23%, or $126,630, and increased as a percentage of total revenue. The increase was primarily attributable to greater revenues subject to royalty and/or revenue sharing arrangements and a 12.5% increase in the statutory royalty rate for the performance of sound recordings as well as a decrease in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

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

We expect our revenue share and royalty costs to increase as our revenues grow, our royalty rates increase and as a result of the above noted discontinued deferred credits on executory contracts associated with the Merger. As determined by the Copyright Royalty Board's decision, we paid royalties of 9.0%, 8.0% and 7.5% of gross revenues, subject to certain exclusions, for the years ended December 31, 2013, 2012 and 2011, respectively, and will pay 9.5% in 2014.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, programming and content expenses were $290,323 and $278,997, respectively, an increase of 4%, or $11,326, but decreased as a percentage of total revenue. The increase was primarily due to reductions in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts and increased personnel costs.

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

Excluding the impact from purchase accounting adjustments, based on our current programming offerings, we expect our programming and content expenses to fluctuate as we offer additional programming, and renew or replace expiring agreements. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts will continue to decline, in absolute amount and as a percentage of reported programming and content costs, through 2015. Substantially all of the deferred credits on executory contracts were amortized by the end of 2013.

Customer Service and Billing includes costs associated with the operation and management of internal and third party customer service centers, and our subscriber management systems as well as billing and collection costs, transaction fees and bad debt expense.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, customer service and billing expenses were $320,755 and $294,980, respectively, an increase of 9%, or $25,775, but remained flat as a percentage of total revenue. The increase was primarily due to efforts to improve our customer service experience, resulting in higher spend on customer service agents, staffing and training, higher subscriber volume driving increased subscriber contacts, increased bad debt expense and higher technology costs.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, customer service and billing expenses were $294,980 and $259,719, respectively, an increase of 14%, or $35,261, but remained flat as a percentage of total revenue. The increase was primarily due to longer average handle time per call and higher subscriber volume driving increased subscriber contacts and higher technology costs.

We expect our customer service and billing expenses to increase as our subscriber base grows and as we attempt to improve the customer service experience for our subscribers.

Satellite and Transmission consists of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control systems; terrestrial repeater networks; satellite uplink facilities; broadcast studios; and delivery of our Internet streaming service.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, satellite and transmission expenses were $79,292 and $72,615, respectively, an increase of 9%, or $6,677, but remained flat as a percentage of total revenue. The increase was primarily due to increased costs associated with our Internet streaming operations.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, satellite and transmission expenses were $72,615 and $75,902, respectively, a decrease of 4%, or $3,287, and decreased as a percentage of total revenue. The decrease was primarily due to a reduction of satellite in-orbit insurance expense as we elected not to renew insurance policies on certain satellites.

We expect overall satellite and transmission expenses to increase as we enhance our Internet-based service and add functionality, expand our terrestrial repeater network, and incur in-orbit insurance costs.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, cost of equipment was $26,478 and $31,766, respectively, a decrease of 17%, or $5,288, and decreased as a percentage of equipment revenue. The decrease was primarily due to lower average cost per product sold and lower inventory reserves, partially offset by higher direct to consumer volume compared to prior year periods.

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

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, subscriber acquisition costs were $495,610 and $474,697, respectively, an increase of 4%, or $20,913, but decreased as a percentage of total revenue. The increase was primarily a result of higher subsidies related to increased OEM installations and lower benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger, partially offset by improved OEM subsidy rates per vehicle.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, subscriber acquisition costs were $474,697 and $434,482, respectively, an increase of 9%, or $40,215, but decreased as a percentage of total revenue. The increase was primarily a result of higher subsidies related to increased OEM installations occurring in advance of acquiring the subscriber, partially offset by improved OEM subsidy rates per vehicle and increases in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.

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

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, sales and marketing expenses were $291,024 and $248,905, respectively, an increase of 17%, or $42,119, and increased as a percentage of total revenue. The increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials.

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

We anticipate that sales and marketing expenses will increase as changes in certain contractual marketing agreements become effective and as we expand programs to retain our existing subscribers, win back former subscribers, and attract new subscribers. We expect the increase in sales and marketing costs to be partially offset by the impact of the expiration of the acquired executory contracts noted above.

Engineering, Design and Development includes costs to develop chip sets and new products and services, research and development for broadcast information systems and costs associated with the incorporation of our radios into new vehicles manufactured by automakers.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, engineering, design and development expenses were $57,969 and $48,843, respectively, an increase of 19%, or $9,126, but remained flat as a percentage of total revenue. The increase was driven primarily by higher product development costs, costs related to enhanced subscriber features and functionality for our service, and by the reversal of certain non-recurring engineering charges that were recorded in the second quarter of 2012.

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

We expect engineering, design and development expenses to increase in future periods as we continue to develop our products and services.

General and Administrative includes executive management, rent and occupancy, finance, legal, human resources, information technology, and insurance costs.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, general and administrative expenses were $262,135 and $261,905, respectively, an increase of less than 1%, or $230, but decreased as a percentage of total revenue. The increase was primarily due to higher information technology costs, offset by lower legal costs.

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

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, depreciation and amortization expense was $253,314 and $266,295, respectively, a decrease of 5%, or $12,981, and decreased as a percentage of total revenue. The decrease was driven by certain satellites reaching the end of their estimated service lives, partially offset by additional assets placed in-service.

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

We expect depreciation expense to decrease in future periods due to reduced amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives, principally through 2017. These decreases will be partially offset by increased depreciation resulting from our FM-6 satellite being placed into service.

Other Income (Expense)

  Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of satellites and related launch vehicles.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, interest expense was $204,671 and $265,321, respectively, a decrease of 23%, or $60,650. The decrease was primarily due to lower average interest rates resulting from the redemption or repayment of $2,535,500 of higher interest rate debt throughout 2012 and 2013, which was replaced with $2,650,000 of lower interest rate debt.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, interest expense was $265,321 and $304,938, respectively, a decrease of 13%, or $39,617. The decrease was primarily due to a lower average outstanding debt balance and a mix of outstanding debt with lower interest rates.

We expect interest expense to increase in future periods as total debt outstanding increases and we cease to capitalize interest associated with satellite construction.

Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.

•
2013 vs. 2012: For the year ended December 31, 2013, loss on extinguishment of debt and credit facilities, net, was $190,577. The loss in 2013 was recorded on the repayment and redemption of our 7.625% Senior Notes due 2018 and our 8.75% Senior Notes due 2015. During the year ended December 31, 2012, a $132,726 loss was recorded on the repayment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015.

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

Interest and Investment Income includes realized gains and losses, interest income, and our share of the income of Sirius XM Canada.

•
2013 vs. 2012: For the year ended December 31, 2013, interest and investment income was $6,976 compared to $716 in 2012. The interest and investment income for 2013 and 2012 was primarily due to our share of Sirius XM Canada's net income, partially offset by the amortization expense related to our equity method intangible assets.

•
2012 vs. 2011: For the year ended December 31, 2012, interest and investment income was $716 compared to $73,970 in 2011. The interest and investment income for 2012 was primarily due to interest on our investments and our share of Sirius XM Canada's net income, partially offset by the amortization expense related to our equity method intangible assets. The interest and investment income for 2011 was primarily due to income from our interests in Sirius XM Canada due to the realized net gain from the XM Canada and Sirius Canada merger in the second quarter of 2011.

Loss on change in value of derivatives represents the change in fair value of the commitments under the share repurchase agreement with Liberty Media, which are accounted for as a derivative.

•
2013 vs. 2012: For the year ended December 31, 2013, net loss on change in value of derivatives was $20,393 which resulted from the change in value of the shares to be repurchased under the share repurchase agreement with Liberty Media.   We expect to repurchase approximately 92,889,000 shares of common stock from Liberty Media on April 25, 2014 at a price of $3.66 per share. The value of the derivative will fluctuate based on the movement of our stock price. For the years ended December 31, 2012 and 2011, we did not record any losses on change in value of derivatives.

Income Taxes

Income Tax (Expense) Benefit includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

•
2013 vs. 2012: For the year ended December 31, 2013, income tax expense was $259,877 compared to income tax benefit of $2,998,234 for 2012. Our annual effective tax rate for the year ending December 31, 2013 was 41% primarily as a result of $9,545 of non-deductible expenses related to the loss on change in value of derivatives. For the year ended December 31, 2012, we released $3,195,651 of valuation allowance due to the cumulative positive evidence that it is more likely than not that our deferred tax assets will be realized.

•
2012 vs. 2011: For the year ended December 31, 2012, income tax benefit was $2,998,234 compared to income tax expense of $14,234 for 2011. For the year ended December 31, 2012, we released $3,195,651 of valuation allowance due to the cumulative positive evidence that it is more likely than not that our deferred tax assets will be realized.

Subscriber Data
The following table contains subscriber data for the years ended December 31, 2013, 2012 and 2011, respectively. Subscribers to our connected vehicle services are not included in our subscriber count:

	Unaudited
	For the Years Ended December 31,
	2013	2012	2011
Beginning subscribers	23,900,336	21,892,824	20,190,964
Gross subscriber additions	10,136,381	9,617,771	8,696,020
Deactivated subscribers	(8,477,407)	(7,610,259)	(6,994,160)
Net additions	1,658,974	2,007,512	1,701,860
Ending subscribers	25,559,310	23,900,336	21,892,824
Self-pay	21,081,817	19,570,274	17,908,742
Paid promotional	4,477,493	4,330,062	3,984,082
Ending subscribers	25,559,310	23,900,336	21,892,824
Self-pay	1,511,543	1,661,532	1,221,943
Paid promotional	147,431	345,980	479,917
Net additions	1,658,974	2,007,512	1,701,860
Daily weighted average number of subscribers	24,886,300	22,794,170	20,903,908
Average self-pay monthly churn	1.8%	1.9%	1.9%
New vehicle consumer conversion rate	44%	45%	45%
Note: See pages 39 through 45 for glossary.

Subscribers. At December 31, 2013, we had 25,559,310 subscribers, an increase of 1,658,974 subscribers, or 7%, from the 23,900,336 subscribers as of December 31, 2012.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, net additions were 1,658,974 and 2,007,512, respectively, a decrease of 17%, or 348,538. The increase in gross subscriber additions was primarily due to increases in new car sales and new subscriptions in previously owned vehicles.  These increases were offset in part by a change from a paid trial to an unpaid trial in the fourth quarter of 2013 pursuant to an agreement with an OEM. The increase in deactivated subscribers was due to an increase in paid promotional trial deactivations driven by the growth of paid trial expirations, along with an increase in self-pay deactivations due to an increase in the subscriber base.

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

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period divided by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 39 through 45 for more details.)

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, our average self-pay monthly churn rate was 1.8% and 1.9%, respectively. The decrease was due to a higher mix of existing subscribers migrating to paid trials in new vehicles which are not included in average self-pay churn.

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

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, the new vehicle consumer conversion rate was 44% and 45%, respectively. The decrease in the new vehicle consumer conversion rate for the twelve month period was primarily due to the mix of sales by OEMs.

•	2012 vs. 2011: For the years ended December 31, 2012 and 2011, the new vehicle consumer conversion rate was 45%.

Adjusted Results of Operations

In this section, we present certain financial performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”). These Non-GAAP financial measures include: average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; subscriber acquisition cost, or SAC, per gross subscriber addition; free cash flow; and adjusted EBITDA. These measures exclude the impact of certain purchase price accounting adjustments. We use these Non-GAAP financial measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees.

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

Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We believe free cash flow is an indicator of the long-term financial stability of our business. Free cash flow, which is reconciled to “Net cash provided by operating activities”, is a Non-GAAP financial measure. This measure can be calculated by deducting amounts under the captions "Additions to property and equipment" and deducting or adding Restricted and other investment activity from "Net cash provided by operating activities" from the audited consolidated statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies. Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current and projected cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies.

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

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. In addition, these Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies. Please refer to the glossary (pages 39 through 45) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.

The following table contains our key operating metrics based on our adjusted results of operations for the years ended December 31, 2013, 2012 and 2011, respectively:

	Unaudited Adjusted
	For the Years Ended December 31,
(in thousands, except for per subscriber amounts)	2013	2012	2011
ARPU	$12.27	$12.00	$11.58
SAC, per gross subscriber addition	$50	$54	$55
Customer service and billing expenses, per average subscriber	$1.07	$1.07	$1.03
Free cash flow	$927,496	$709,446	$415,742
Adjusted EBITDA	$1,166,140	$920,343	$731,018

Note: See pages 39 through 45 for a reconciliation to GAAP in the accompanying glossary.

ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 39 through 45 for more details.)

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, ARPU was $12.27 and $12.00, respectively. The increase was driven primarily by the contribution of the U.S. Music Royalty Fee, the impact of the increase in certain of our subscription rates beginning in January 2012, and an increase in subscriptions to premium services, partially offset by subscription discounts offered through customer acquisition and retention programs, and lifetime subscription plans that have reached full revenue recognition.

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

SAC, Per Gross Subscriber Addition, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 39 through 45 for more details.)

•	2013 vs. 2012: For the years ended December 31, 2013 and 2012, SAC, per gross subscriber addition, was $50 and $54, respectively. The decrease was primarily due to lower subsidies per vehicle.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, SAC, per gross subscriber addition, was $54 and $55, respectively. The decrease was primarily due to improved OEM subsidy rates per vehicle, partially offset by higher subsidies related to increased OEM installations occurring in advance of acquiring a subscriber.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 39 through 45 for more details.)

•	2013 vs. 2012: For the years ended December 31, 2013 and 2012, customer service and billing expenses, per average subscriber, were $1.07.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, customer service and billing expenses, per average subscriber, were $1.07 and $1.03, respectively. The increase was primarily due to longer average handle time per call and higher technology costs.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, and restricted and other investment activity. (For a reconciliation to GAAP see the accompanying glossary on pages 39 through 45 for more details.)

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, free cash flow was $927,496 and $709,446, respectively, an increase of $218,050. The increase was primarily driven by higher net cash provided by operating activities from improved operating performance, lower interest payments, and higher collections from subscribers and distributors, partially offset by payments related to the launch of our FM-6 satellite and the purchase of certain long-lead parts for a future satellite.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, free cash flow was $709,446 and $415,742, respectively, an increase of $293,704. The increase was primarily driven by higher net cash provided by operating activities from improved operating performance and higher collections from subscribers and distributors, as well as a decrease in capital expenditures resulting from lower satellite and related launch vehicle construction costs.

Adjusted EBITDA. EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax benefit (expense) and depreciation and amortization. Adjusted EBITDA removes the impact of other income and expense, losses on extinguishment of debt, loss on change in value of derivatives as well as certain other charges, such as goodwill impairment, certain purchase price accounting adjustments and share-based payment expense. (For a reconciliation to GAAP see the accompanying glossary on pages 39 through 45 for more details.)

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, adjusted EBITDA was $1,166,140 and $920,343, respectively, an increase of 27%, or $245,797. The increase was primarily due to increases in adjusted revenues, partially offset by increases in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base and certain of our subscription rates. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, sales and marketing costs related to subscriber communications and retention marketing, customer service and billing costs related to increased agent training and staffing as well as subscriber volume and subscriber acquisition costs.

•
2012 vs. 2011: For the years ended December 31, 2012 and 2011, adjusted EBITDA was $920,343 and $731,018, respectively, an increase of 26%, or $189,325. The increase was primarily due to increases in adjusted revenues, partially offset by increases in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base and in certain of our subscription rates. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, subscriber acquisition costs related to increased gross subscriber additions and subsidies related to increased OEM installations, customer service and billing costs related to longer average handle times and higher subscriber volume, and sales and marketing costs related to subscriber communications and cooperative marketing, partially offset by lower programming and content costs.

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012 and Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011.

As of December 31, 2013 and December 31, 2012, we had $134,805 and $520,945, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Years Ended December 31,
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net cash provided by operating activities	$1,102,832	$806,765	$543,630	$296,067	$263,135
Net cash used in investing activities	(700,688)	(97,319)	(127,888)	(603,369)	30,569
Net cash used in financing activities	(788,284)	(962,491)	(228,443)	174,207	(734,048)
Net (decrease) increase in cash and cash equivalents	(386,140)	(253,045)	187,299	(133,095)	(440,344)
Cash and cash equivalents at beginning of period	520,945	773,990	586,691	(253,045)	187,299
Cash and cash equivalents at end of period	$134,805	$520,945	$773,990	$(386,140)	$(253,045)

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities increased by $296,067 to $1,102,832 for the year ended December 31, 2013 from $806,765 for the year ended December 31, 2012.

Our largest source of cash provided by operating activities is generated by subscription and subscription-related revenues. We also generate cash from the sale of advertising on certain non-music channels and the sale of satellite radios, components and accessories. Our primary uses of cash from operating activities include revenue share and royalty payments to distributors and content providers, and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to vendors to service, maintain and acquire subscribers, general corporate expenditures, and compensation and related costs.
Cash provided by operating activities consists of net income adjusted for certain non-cash items, including depreciation, amortization, loss on extinguishment of debt, share-based payment expense, deferred income taxes and other non-cash purchase price adjustments.
The adjustments for the non-cash items increased from the year ended December 31, 2012 to the year ended December 31, 2013 due to the $3,195,651 non-cash change in deferred tax valuation allowance reversal during 2012.

Cash Flows Used in Investing Activities

Cash flows used in investing activities consists of capital expenditures for property and equipment, as well as the investment in the connected vehicle business purchased from Agero, Inc. We expect to continue to incur significant costs to improve our terrestrial repeater network and broadcast and administrative infrastructure. Our FM-6 satellite was launched during the fourth quarter of 2013.

The increase in cash flows used in investing activities was primarily due to the investment in Sirius XM Connected Vehicle Services Inc., satellite launch-related payments, an increase in spending to enhance our terrestrial repeater network, and the purchase of certain long-lead parts for a future satellite.

Cash Flows Used in Financing Activities

Cash flows used in financing activities consists of the issuance and repayment of long-term debt and related party debt, cash flows resulting from the exercise of stock options and the purchase of common stock under our share repurchase program. Proceeds from long-term debt, related party debt and equity issuances have been used to fund our operations, acquire the connected vehicle business of Agero, Inc., construct and launch new satellites and invest in other infrastructure improvements.

Cash flows used in financing activities in 2013 were primarily due to the repurchase of approximately 520,257,866 shares of common stock under our share repurchase program for approximately $1,762,360, and the redemption of $800,000 of our 8.75% Senior Notes due 2015 and $700,000 of our 7.625% Senior Notes due 2018. In 2013, we issued $650,000 aggregate principal amount of 5.875% Senior Notes due 2020, $600,000 aggregate principal amount of 5.75% Senior Notes due 2021, $500,000 aggregate principal amount of 4.25% Senior Notes due 2020, and $500,000 aggregate principal amount of 4.625% Senior Notes due 2023. Cash flows used in financing activities during 2012 were due to the repayment of the remaining balances of $778,500 of our 13% Senior Notes due 2013 and $257,000 of our 9.75% Senior Secured Notes due 2015, partially offset by the issuance $400,000 aggregate principal amount of 5.25% Senior Notes due 2022 and the proceeds received from the exercise of stock options.

Future Liquidity and Capital Resource Requirements

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

Stock Repurchase Program
Since December 2012, our board of directors has approved $4,000,000 for repurchases of our common stock. Our board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including transactions with Liberty Media and its affiliates.

On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500 million of our common stock from Liberty Media. Pursuant to the agreement with Liberty Media, we repurchased $160 million of our common stock from Liberty Media as of December 31, 2013. On January 23, 2014, we entered into an amendment to the agreement with Liberty Media to defer the previously scheduled $240 million repurchase of shares of our common stock from Liberty Media from January 27, 2014 to April 25, 2014, the date of the final purchase installment under the agreement. As a result of this deferral, we expect to repurchase $340 million of our shares of common stock from Liberty Media on April 25, 2014 at a price of $3.66 per share. We entered into this amendment at the request of the Special Committee of our board of directors that has been formed to review and evaluate the Liberty Media proposal.

During the year ended December 31, 2013, we repurchased 520,257,866 shares of our common stock for $1,762,360, including fees and commissions, on the open market and in privately negotiated transactions, including transactions with Liberty Media. All common stock repurchases were settled and retired as of December 31, 2013. As of December 31, 2013, $2,237,640 remained available under our stock repurchase program. We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and future borrowings.

Debt Covenants
Our indentures and the agreement governing our Credit Facility include restrictive covenants. As of December 31, 2013, we were in compliance with the indentures and the agreement governing our Credit Facility. For a discussion of our “Debt Covenants,” refer to Note 13 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements other than those disclosed in Note 16 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments,” refer to Note 16 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Related Party Transactions

For a discussion of “Related Party Transactions,” refer to Note 11 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Accounting estimates require the use of significant management assumptions and judgments as to future events, and the effect of those events cannot be predicted with certainty. The accounting estimates will change as new events occur, more experience is acquired and more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and use outside experts to assist in that evaluation when we deem necessary. We have disclosed all significant accounting policies in Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Goodwill.   Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year. Assessments are performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. Step one of the impairment assessment compares the fair value of the entity to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill; an impairment loss will be recorded for the amount the carrying value exceeds the implied fair value. At the date of our annual assessment for 2013, the fair value of our single reporting unit substantially exceeded its carrying value and therefore was not at risk of failing step one of ASC 350-20, Goodwill. Subsequent to our annual evaluation of the carrying value of goodwill, there were no events or circumstances that triggered the need for an interim evaluation for impairment. As a result, there were no impairment charges to our goodwill during the years ended December 31, 2013 or 2012.

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

Our annual impairment assessment of indefinite-lived assets, our FCC licenses and XM trademark, is performed as of the fourth quarter of each year and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, establishes an option to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a company is not required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. During the fourth quarter of 2013, a qualitative impairment analysis was performed and we determined that the fair value of our FCC licenses and trademark substantially exceeded the carrying value and therefore was not at risk of impairment. Our qualitative assessment includes the consideration of our long-term financial projections, current and historical weighted average cost of capital and liquidity factors, legal and regulatory issues and industry and market pressures. Subsequent to our annual evaluation of the carrying value of our long-lived assets, there were no events or circumstances that triggered the need for an impairment evaluation.

There were no changes in the carrying value of our indefinite life intangible assets during the years ended December 31, 2013 and 2012.

Useful Life of Broadcast/Transmission System.   Our satellite system includes the costs of our satellite construction, launch vehicles, launch insurance, capitalized interest, spare satellites, terrestrial repeater network and satellite uplink facilities. We monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable.

We operate five in-orbit Sirius satellites, FM-1, FM-2, FM-3, FM-5 and FM-6. Our FM-1 and FM-2 satellites were launched in 2000 and reached the end of their depreciable lives in 2013, but are still in operation. We estimate that our FM-3, FM-5 and FM-6 satellites, launched in 2000, 2009 and 2013, respectively, will operate effectively through the end of their depreciable lives in 2015, 2024 and 2028, respectively. We operate five in-orbit XM satellites, XM-1, XM-2, XM-3, XM-4 and XM-5, three of which function as in-orbit spares. Our XM-1 and XM-2 in-orbit spare satellites launched in 2001 reached the end of their depreciable lives in 2013 and are expected to be removed from orbit in 2014. We estimate that our third in-orbit spare satellite, XM-5, launched in 2010 and our two other XM satellites, XM-3, launched in 2005, and XM-4, launched in 2006, will meet their 15-year estimated depreciable lives.

Certain of our in-orbit satellites have experienced circuit failures on their solar arrays. We continue to monitor the operating condition of our in-orbit satellites. If events or circumstances indicate that the depreciable lives of our in-orbit satellites have changed, we will modify the depreciable life accordingly. If we were to revise our estimates, our depreciation expense would change. For example, a 10% decrease in the expected depreciable lives of satellites and spacecraft control facilities during 2013 would have resulted in approximately $24,395 of additional depreciation expense.

Income Taxes.   Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. In determining the period in which related tax benefits are realized for book purposes, excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted; excess tax compensation benefits are recorded off-balance sheet as a memo entry until the period the excess tax benefit is realized through a reduction of taxes payable. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

As of December 31, 2013, we had a valuation allowance of $7,831 relating to deferred tax assets that are not likely to be realized due to certain state net operating loss limitations.

Glossary

Adjusted EBITDA - EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. We adjust EBITDA to remove the impact of other income and expense, loss on extinguishment of debt, loss on change in value of derivatives as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) depreciation and amortization and (iii) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair value as determined using the Black-Scholes-Merton model which varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates.

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

	Unaudited
	For the Years Ended December 31,
	2013	2012	2011
Net income (GAAP):	$377,215	$3,472,702	$426,961
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 41-43)	7,251	7,479	10,910
Operating expenses (see pages 41-43)	(207,854)	(289,278)	(277,258)
Share-based payment expense, net of purchase price accounting adjustments	68,876	63,822	53,369
Depreciation and amortization (GAAP)	253,314	266,295	267,880
Interest expense, net of amounts capitalized (GAAP)	204,671	265,321	304,938
Loss on extinguishment of debt and credit facilities, net (GAAP)	190,577	132,726	7,206
Interest and investment (income) (GAAP)	(6,976)	(716)	(73,970)
Loss on change in value of derivatives (GAAP)	20,393	—	—
Other (income) loss (GAAP)	(1,204)	226	(3,252)
Income tax expense (benefit) (GAAP)	259,877	(2,998,234)	14,234
Adjusted EBITDA	$1,166,140	$920,343	$731,018

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the years ended December 31, 2013, 2012 and 2011:

	Unaudited For the Year Ended December 31, 2013
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$3,284,660	$—	$—	$3,284,660
Advertising revenue	89,288	—	—	89,288
Equipment revenue	80,573	—	—	80,573
Other revenue	344,574	7,251	—	351,825
Total revenue	$3,799,095	$7,251	$—	$3,806,346
Operating expenses
Cost of services:
Revenue share and royalties	$677,642	$122,534	$—	$800,176
Programming and content	290,323	8,033	(7,584)	290,772
Customer service and billing	320,755	—	(2,219)	318,536
Satellite and transmission	79,292	—	(3,714)	75,578
Cost of equipment	26,478	—	—	26,478
Subscriber acquisition costs	495,610	64,365	—	559,975
Sales and marketing	291,024	12,922	(14,792)	289,154
Engineering, design and development	57,969	—	(7,405)	50,564
General and administrative	262,135	—	(33,162)	228,973
Depreciation and amortization (a)	253,314	—	—	253,314
Share-based payment expense	—	—	68,876	68,876
Total operating expenses	$2,754,542	$207,854	$—	$2,962,396

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for December 31, 2013 was $47,000.

	Unaudited For the Year Ended December 31, 2012
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$2,962,665	$228	$—	$2,962,893
Advertising revenue	82,320	—	—	82,320
Equipment revenue	73,456	—	—	73,456
Other revenue	283,599	7,251	—	290,850
Total revenue	$3,402,040	$7,479	$—	$3,409,519
Operating expenses
Cost of services:
Revenue share and royalties	$551,012	$146,601	$—	$697,613
Programming and content	278,997	37,346	(6,120)	310,223
Customer service and billing	294,980	—	(1,847)	293,133
Satellite and transmission	72,615	—	(3,329)	69,286
Cost of equipment	31,766	—	—	31,766
Subscriber acquisition costs	474,697	90,503	—	565,200
Sales and marketing	248,905	14,828	(10,310)	253,423
Engineering, design and development	48,843	—	(6,238)	42,605
General and administrative	261,905	—	(35,978)	225,927
Depreciation and amortization (a)	266,295	—	—	266,295
Share-based payment expense	—	—	63,822	63,822
Total operating expenses	$2,530,015	$289,278	$—	$2,819,293

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for December 31, 2012 was $53,000.

	Unaudited For the Year Ended December 31, 2011
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$2,595,414	$3,659	$—	$2,599,073
Advertising revenue	73,672	—	—	73,672
Equipment revenue	71,051	—	—	71,051
Other revenue	274,387	7,251	—	281,638
Total revenue	$3,014,524	$10,910	$—	$3,025,434
Operating expenses
Cost of services:
Revenue share and royalties	$471,149	$126,941	$—	$598,090
Programming and content	281,234	49,172	(6,212)	324,194
Customer service and billing	259,719	18	(1,502)	258,235
Satellite and transmission	75,902	313	(2,678)	73,537
Cost of equipment	33,095	—	—	33,095
Subscriber acquisition costs	434,482	85,491	—	519,973
Sales and marketing	222,773	15,233	(8,193)	229,813
Engineering, design and development	53,435	31	(4,851)	48,615
General and administrative	238,738	59	(29,933)	208,864
Depreciation and amortization (a)	267,880	—	—	267,880
Share-based payment expense (b)	—	—	53,369	53,369
Total operating expenses	$2,338,407	$277,258	$—	$2,615,665

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

	Unaudited
	For the Years Ended December 31,
	2013	2012	2011
Subscriber revenue (GAAP)	$3,284,660	$2,962,665	$2,595,414
Add: advertising revenue (GAAP)	89,288	82,320	73,672
Add: other subscription-related revenue (GAAP)	290,895	237,868	231,902
Add: purchase price accounting adjustments	—	228	3,659
	$3,664,843	$3,283,081	$2,904,647
Daily weighted average number of subscribers	24,886,300	22,794,170	20,903,908
ARPU	$12.27	$12.00	$11.58

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

	Unaudited
	For the Years Ended December 31,
	2013	2012	2011
Customer service and billing expenses (GAAP)	$320,755	$294,980	$259,719
Less: share-based payment expense, net of purchase price accounting adjustments	(2,219)	(1,847)	(1,502)
Add: purchase price accounting adjustments	—	—	18
	$318,536	$293,133	$258,235
Daily weighted average number of subscribers	24,886,300	22,794,170	20,903,908
Customer service and billing expenses, per average subscriber	$1.07	$1.07	$1.03

Free cash flow - is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Years Ended December 31,
	2013	2012	2011
Cash Flow information
Net cash provided by operating activities	$1,102,832	$806,765	$543,630
Net cash used in investing activities	$(700,688)	$(97,319)	$(127,888)
Net cash used in financing activities	$(788,284)	$(962,491)	$(228,443)
Free Cash Flow
Net cash provided by operating activities	$1,102,832	$806,765	$543,630
Additions to property and equipment	(173,617)	(97,293)	(137,429)
Purchases of restricted and other investments	(1,719)	(26)	9,541
Free cash flow	$927,496	$709,446	$415,742

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

	Unaudited
	For the Years Ended December 31,
	2013	2012	2011
Subscriber acquisition costs (GAAP)	$495,610	$474,697	$434,482
Less: margin from direct sales of radios and accessories (GAAP)	(54,095)	(41,690)	(37,956)
Add: purchase price accounting adjustments	64,365	90,503	85,491
	$505,880	$523,510	$482,017
Gross subscriber additions	10,136,381	9,617,771	8,696,020
SAC, per gross subscriber addition	$50	$54	$55

Supplementary discussion for Sirius XM:

The consolidated statements of comprehensive income of Sirius XM are essentially identical to the consolidated statements of comprehensive income of Holdings, except for the following:

	For the Years Ended December 31,
	2013	2012	2011
Net income attributable to Holdings	$377,215	$3,472,702	$426,961
Loss on change in value of derivative for forward contract with Liberty Media included in Holdings' consolidated statements of comprehensive income (a)	23,106	—	—
Loss on change in fair value of 7% Exchangeable Senior Subordinated Notes due 2014 included in Sirius XM's consolidated statements of comprehensive income (b)	(466,815)	—	—
Net income attributable to Sirius XM's sole stockholder	$(66,494)	$3,472,702	$426,961

(a)
The fair value of the Share Repurchase Agreement with Liberty Media is recorded in Holdings' consolidated balance sheet, with changes in fair value recorded in Holdings' statements of comprehensive income. The impact of the Share Repurchase Agreement is excluded from Sirius XM's financial statements as the publicly traded common stock being repurchased by Liberty Media resides at Holdings, effective November 15, 2013.

(b)
The additional fair value in excess of the carrying amount associated with the 7% Exchangeable Senior Subordinated Notes due 2014 is recorded in Sirius XM's consolidated balance sheet, with changes in fair value recorded in Sirius XM's statements of comprehensive income. This is eliminated in Holdings' consolidated balance sheets and statements of comprehensive income.

For a discussion and analysis of Sirius XM's financial condition and results, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Item.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As of December 31, 2013, we did not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Our borrowings under the Senior Secured Revolving Credit Facility (the "Credit Facility") carry a variable interest rate based on LIBOR plus an applicable rate based on our debt to operating cash flow ratio. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements contained in Item 15 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures
As of December 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2013.
KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting which follows this report.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-2 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The additional information required by this Item 10 is incorporated in this report by reference to the applicable information in Holdings’ definitive proxy statement for the 2014 annual meeting of stockholders set forth under the captions Stock Ownership, Governance of the Company, Item 1. Election of Directors and Item 2. Ratification of Independent Registered Public Accountants, which we expect to file with the Securities and Exchange Commission prior to April 30, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated in this report by reference to the applicable information in Holdings’ definitive proxy statement for the 2014 annual meeting of stockholders set forth under the captions Item 1. Election of Directors, Executive Compensation and Item 2. Ratification of Independent Registered Public Accountants, which we expect to file with the Securities and Exchange Commission prior to April 30, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this item is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5, of this report.

The additional information required by this Item 12 is incorporated in this report by reference to the applicable information in Holdings’ definitive proxy statement for the 2014 annual meeting of stockholders set forth under the caption Stock Ownership, which we expect to file with the Securities and Exchange Commission prior to April 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the applicable information in Holdings’ definitive proxy statement for the 2014 annual meeting of stockholders set forth under the captions Governance of the Company and Item 1. Election of Directors, which we expect to file with the Securities and Exchange Commission prior to April 30, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated in this report by reference to the applicable information in Holdings’ definitive proxy statement for the 2014 annual meeting of stockholders set forth under the caption Item 2. Ratification of Independent Registered Public Accountants - Principal Accountant Fees and Services, which we expect to file with the Securities and Exchange Commission prior to April 30, 2014.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of February 2014.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY B. MAFFEI	Chairman of the Board of Directors and Director	February 4, 2014
(Gregory B. Maffei)
/s/ JAMES E. MEYER	Chief Executive Officer and Director (Principal Executive Officer)	February 4, 2014
(James E. Meyer)
/s/ DAVID J. FREAR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 4, 2014
(David J. Frear)
/s/ THOMAS D. BARRY	Senior Vice President and Controller (Principal Accounting Officer)	February 4, 2014
(Thomas D. Barry)
/s/ JOAN L. AMBLE	Director	February 4, 2014
(Joan L. Amble)
/s/ ANTHONY J. BATES	Director	February 4, 2014
(Anthony J. Bates)
/s/ GEORGE W. BODENHEIMER	Director	February 4, 2014
(George W. Bodenheimer)
/s/ DAVID J. A. FLOWERS	Director	February 4, 2014
(David J. A. Flowers)
/s/ EDDY W. HARTENSTEIN	Director	February 4, 2014
(Eddy W. Hartenstein)
/s/ JAMES P. HOLDEN	Director	February 4, 2014
(James P. Holden)
/s/ EVAN D. MALONE	Director	February 4, 2014
(Evan D. Malone)
/s/ JAMES F. MOONEY	Director	February 4, 2014
(James F. Mooney)
/s/ CARL E. VOGEL	Director	February 4, 2014
(Carl E. Vogel)
/s/ VANESSA A. WITTMAN	Director	February 4, 2014
(Vanessa A. Wittman)
/s/ DAVID ZASLAV	Director	February 4, 2014
(David Zaslav)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sirius XM Holdings Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of Sirius XM Holdings Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirius XM Holdings Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirius XM Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 4, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 4, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sirius XM Holdings Inc. and subsidiaries:
We have audited Sirius XM Holdings Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirius XM Holdings Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Sirius XM Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirius XM Holdings Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 4, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 4, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors
Sirius XM Radio Inc. and subsidiaries:
Report on the Financial Statements
We have audited the accompanying consolidated financial statements of Sirius XM Radio Inc. and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholder equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the related notes to the consolidated financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors’ Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirius XM Radio Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
February 4, 2014

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Revenue:
Subscriber revenue	$3,284,660	$2,962,665	$2,595,414
Advertising revenue	89,288	82,320	73,672
Equipment revenue	80,573	73,456	71,051
Other revenue	344,574	283,599	274,387
Total revenue	3,799,095	3,402,040	3,014,524
Operating expenses:
Cost of services:
Revenue share and royalties	677,642	551,012	471,149
Programming and content	290,323	278,997	281,234
Customer service and billing	320,755	294,980	259,719
Satellite and transmission	79,292	72,615	75,902
Cost of equipment	26,478	31,766	33,095
Subscriber acquisition costs	495,610	474,697	434,482
Sales and marketing	291,024	248,905	222,773
Engineering, design and development	57,969	48,843	53,435
General and administrative	262,135	261,905	238,738
Depreciation and amortization	253,314	266,295	267,880
Total operating expenses	2,754,542	2,530,015	2,338,407
Income from operations	1,044,553	872,025	676,117
Other income (expense):
Interest expense, net of amounts capitalized	(204,671)	(265,321)	(304,938)
Loss on extinguishment of debt and credit facilities, net	(190,577)	(132,726)	(7,206)
Interest and investment income	6,976	716	73,970
Loss on change in value of derivatives	(20,393)	—	—
Other income (loss)	1,204	(226)	3,252
Total other expense	(407,461)	(397,557)	(234,922)
Income before income taxes	637,092	474,468	441,195
Income tax (expense) benefit	(259,877)	2,998,234	(14,234)
Net income	$377,215	$3,472,702	$426,961
Realized loss on XM Canada investment foreign currency translation adjustment	—	—	6,072
Foreign currency translation adjustment, net of tax	(428)	49	(140)
Total comprehensive income	$376,787	$3,472,751	$432,893
Net income per common share:
Basic	$0.06	$0.55	$0.07
Diluted	$0.06	$0.51	$0.07
Weighted average common shares outstanding:
Basic	6,227,646	4,209,073	3,744,606
Diluted	6,384,791	6,873,786	6,500,822

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$134,805	$520,945
Accounts receivable, net	103,937	106,142
Receivables from distributors	88,975	104,425
Inventory, net	13,863	25,337
Prepaid expenses	110,530	122,157
Related party current assets	9,145	13,167
Deferred tax asset	937,598	923,972
Other current assets	20,160	12,037
Total current assets	1,419,013	1,828,182
Property and equipment, net	1,594,574	1,571,922
Long-term restricted investments	5,718	3,999
Deferred financing fees, net	12,604	38,677
Intangible assets, net	2,700,062	2,519,610
Goodwill	2,204,553	1,815,365
Related party long-term assets	30,164	44,954
Long-term deferred tax asset	868,057	1,219,256
Other long-term assets	10,035	12,878
Total assets	$8,844,780	$9,054,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$578,333	$587,652
Accrued interest	42,085	33,954
Current portion of deferred revenue	1,586,611	1,474,138
Current portion of deferred credit on executory contracts	3,781	207,854
Current maturities of long-term debt	496,815	4,234
Current maturities of long-term related party debt	10,959	—
Related party current liabilities	20,320	6,756
Total current liabilities	2,738,904	2,314,588
Deferred revenue	149,026	159,501
Deferred credit on executory contracts	1,394	5,175
Long-term debt	3,093,821	2,222,080
Long-term related party debt	—	208,906
Related party long-term liabilities	16,337	18,966
Other long-term liabilities	99,556	86,062
Total liabilities	6,099,038	5,015,278
Commitments and contingencies (Note 16)
Stockholders’ equity:
Convertible perpetual preferred stock, series B-1, par value $0.001 (liquidation preference of $0.001 per share); 50,000,000 authorized and 0 and 6,250,100 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	6
Common stock, par value $0.001; 9,000,000,000 shares authorized at December 31, 2013 and 2012; 6,096,220,526 and 5,262,440,085 shares issued and outstanding at December 31, 2013 and 2012, respectively	6,096	5,263
Accumulated other comprehensive (loss) income, net of tax	(308)	120
Additional paid-in capital	8,674,129	10,345,566
Accumulated deficit	(5,934,175)	(6,311,390)
Total stockholders’ equity	2,745,742	4,039,565
Total liabilities and stockholders’ equity	$8,844,780	$9,054,843

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Convertible Perpetual Preferred Stock, Series B-1		Common Stock				Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2011	12,500,000	$13	3,933,195,112	$3,933	$(5,861)	$10,420,604	—	$—	$(10,211,053)	$207,636
Comprehensive income, net of tax	—	—	—	—	5,932	—	—	—	426,961	432,893
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	1,882,801	2	—	3,480	—	—	—	3,482
Share-based payment expense	—	—	—	—	—	48,581	—	—	—	48,581
Exercise of options and vesting of restricted stock units	—	—	13,401,048	13	—	11,540	—	—	—	11,553
Issuance of common stock upon exercise of warrants	—	—	7,122,951	7	—	(7)	—	—	—	—
Return of shares under share borrow agreements	—	—	(202,399,983)	(202)	—	202	—	—	—	—
Balance at December 31, 2011	12,500,000	$13	3,753,201,929	$3,753	$71	$10,484,400	—	$—	$(9,784,092)	$704,145
Comprehensive income, net of tax	—	—	—	—	49	—	—	—	3,472,702	3,472,751
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	1,571,175	2	—	3,521	—	—	—	3,523
Share-based payment expense	—	—	—	—	—	60,299	—	—	—	60,299
Exercise of options	—	—	214,199,297	214	—	125,695	—	—	—	125,909
Cash dividends paid on common shares ($0.05)	—	—	—	—	—	(262,387)	—	—	—	(262,387)
Cash dividends paid on preferred shares on as-converted basis	—	—	—	—	—	(64,675)	—	—	—	(64,675)
Conversion of preferred stock to common stock	(6,249,900)	(7)	1,293,467,684	1,294	—	(1,287)	—	—	—	—
Balance at December 31, 2012	6,250,100	$6	5,262,440,085	$5,263	$120	$10,345,566	—	$—	$(6,311,390)	$4,039,565
Comprehensive income, net of tax	—	—	—	—	(428)	—	—	—	377,215	376,787
Share-based payment expense	—	—	—	—	—	68,876	—	—	—	68,876
Exercise of options and vesting of restricted stock units	—	—	32,841,381	32	—	19,396	—	—	—	19,428
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	—	—	(46,342)	—	—	—	(46,342)
Conversion of preferred stock to common stock	(6,250,100)	(6)	1,293,509,076	1,293	—	(1,287)	—	—	—	—
Conversion of Exchangeable Notes to common stock	—	—	27,687,850	28	—	45,069	—	—	—	45,097
Common stock repurchased	—	—	—	—	—	—	520,257,866	(1,764,969)	—	(1,764,969)
Common stock retired	—	—	(520,257,866)	(520)	—	(1,764,449)	(520,257,866)	1,764,969	—	—
Initial fair value of forward contract	—	—	—	—	—	7,300	—	—	—	7,300
Balance at December 31, 2013	—	$—	6,096,220,526	$6,096	$(308)	$8,674,129	—	$—	$(5,934,175)	$2,745,742
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$377,215	$3,472,702	$426,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253,314	266,295	267,880
Non-cash interest expense, net of amortization of premium	21,698	35,924	39,515
Provision for doubtful accounts	39,016	34,548	33,164
Amortization of deferred income related to equity method investment	(2,776)	(2,776)	(2,776)
Loss on extinguishment of debt and credit facilities, net	190,577	132,726	7,206
Gain on merger of unconsolidated entities	—	—	(75,768)
(Gain) loss on unconsolidated entity investments, net	(5,865)	420	6,520
Dividend received from unconsolidated entity investment	22,065	1,185	—
Loss on disposal of assets	351	657	269
Loss on change in value of derivative	20,393	—	—
Share-based payment expense	68,876	63,822	53,190
Deferred income taxes	259,787	(3,001,818)	8,264
Other non-cash purchase price adjustments	(207,854)	(289,050)	(275,338)
Distribution from investment in unconsolidated entity	—	—	4,849
Changes in operating assets and liabilities:
Accounts receivable	(36,189)	(38,985)	(13,211)
Receivables from distributors	20,944	(19,608)	(17,241)
Inventory	11,474	11,374	(14,793)
Related party assets	2,031	9,523	30,036
Prepaid expenses and other current assets	16,788	647	8,525
Other long-term assets	2,973	22,779	36,490
Accounts payable and accrued expenses	(44,009)	46,043	(32,010)
Accrued interest	8,131	(36,451)	(2,048)
Deferred revenue	73,593	101,311	55,336
Related party liabilities	(1,991)	(7,545)	(1,542)
Other long-term liabilities	12,290	3,042	152
Net cash provided by operating activities	1,102,832	806,765	543,630
Cash flows from investing activities:
Additions to property and equipment	(173,617)	(97,293)	(137,429)
Purchases of restricted and other investments	(1,719)	(26)	(826)
Acquisition of business, net of cash acquired	(525,352)	—	—
Release of restricted investments	—	—	250
Return of capital from investment in unconsolidated entity	—	—	10,117
Net cash used in investing activities	(700,688)	(97,319)	(127,888)
Cash flows from financing activities:
Proceeds from exercise of stock options	21,968	123,369	11,553
Taxes paid in lieu of shares issued for stock-based compensation	(46,342)	—	—
Proceeds from long-term borrowings and revolving credit facility, net of costs	3,156,063	383,641	—
Payment of premiums on redemption of debt	(175,453)	(100,615)	(5,020)
Repayment of long-term borrowings and revolving credit facility	(1,782,160)	(915,824)	(234,976)
Repayment of related party long-term borrowings	(200,000)	(126,000)	—
Common stock repurchased and retired	(1,762,360)	—	—
Dividends paid	—	(327,062)	—
Net cash used in financing activities	(788,284)	(962,491)	(228,443)
Net (decrease) increase in cash and cash equivalents	(386,140)	(253,045)	187,299
Cash and cash equivalents at beginning of period	520,945	773,990	586,691
Cash and cash equivalents at end of period	$134,805	$520,945	$773,990
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$169,781	$262,039	$258,676
Income taxes paid	2,783	4,935	—
Acquisition related costs	2,902	—	—
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	11,966	12,781	—
Conversion of Series B preferred stock to common stock	1,293	1,294	—
Common stock issuance upon exercise of warrants	—	—	7
Conversion of 7% Exchangeable Notes to common stock, net of debt issuance and deferred financing costs	45,097	—	—
Performance incentive payments	16,900	—	—
Goodwill reduced for the exercise and vesting of certain stock awards	274	19,491	—
See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Sirius XM Holdings Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Revenue:
Subscriber revenue	$3,284,660	$2,962,665	$2,595,414
Advertising revenue	89,288	82,320	73,672
Equipment revenue	80,573	73,456	71,051
Other revenue	344,574	283,599	274,387
Total revenue	3,799,095	3,402,040	3,014,524
Operating expenses:
Cost of services:
Revenue share and royalties	677,642	551,012	471,149
Programming and content	290,323	278,997	281,234
Customer service and billing	320,755	294,980	259,719
Satellite and transmission	79,292	72,615	75,902
Cost of equipment	26,478	31,766	33,095
Subscriber acquisition costs	495,610	474,697	434,482
Sales and marketing	291,024	248,905	222,773
Engineering, design and development	57,969	48,843	53,435
General and administrative	262,135	261,905	238,738
Depreciation and amortization	253,314	266,295	267,880
Total operating expenses	2,754,542	2,530,015	2,338,407
Income from operations	1,044,553	872,025	676,117
Other income (expense):
Interest expense, net of amounts capitalized	(204,671)	(265,321)	(304,938)
Loss on extinguishment of debt and credit facilities, net	(190,577)	(132,726)	(7,206)
Interest and investment income	6,976	716	73,970
Loss on fair value of debt and equity instruments	(464,102)	—	—
Other income (loss)	1,204	(226)	3,252
Total other expense	(851,170)	(397,557)	(234,922)
Income before income taxes	193,383	474,468	441,195
Income tax (expense) benefit	(259,877)	2,998,234	(14,234)
Net (loss) income attributable to Sirius XM Radio Inc.'s sole stockholder	$(66,494)	$3,472,702	$426,961
Realized loss on XM Canada investment foreign currency translation adjustment	—	—	6,072
Foreign currency translation adjustment, net of tax	(428)	49	(140)
Total comprehensive (loss) income attributable to Sirius XM Radio Inc.'s sole stockholder	$(66,922)	$3,472,751	$432,893

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Sirius XM Holdings Inc.)
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$134,805	$520,945
Accounts receivable, net	103,937	106,142
Receivables from distributors	88,975	104,425
Inventory, net	13,863	25,337
Prepaid expenses	110,530	122,157
Related party current assets	15,861	13,167
Deferred tax asset	937,598	923,972
Other current assets	20,160	12,037
Total current assets	1,425,729	1,828,182
Property and equipment, net	1,594,574	1,571,922
Long-term restricted investments	5,718	3,999
Deferred financing fees, net	12,604	38,677
Intangible assets, net	2,700,062	2,519,610
Goodwill	2,204,553	1,815,365
Related party long-term assets	30,164	44,954
Long-term deferred tax asset	868,057	1,219,256
Other long-term assets	10,035	12,878
Total assets	$8,851,496	$9,054,843
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$578,332	$587,652
Accrued interest	42,085	33,954
Current portion of deferred revenue	1,586,611	1,474,138
Current portion of deferred credit on executory contracts	3,781	207,854
Current maturities of long-term debt	963,630	4,234
Current maturities of long-term related party debt	10,959	—
Related party current liabilities	4,618	6,756
Total current liabilities	3,190,016	2,314,588
Deferred revenue	149,026	159,501
Deferred credit on executory contracts	1,394	5,175
Long-term debt	3,093,821	2,222,080
Long-term related party debt	—	208,906
Related party long-term liabilities	16,337	18,966
Other long-term liabilities	99,556	86,062
Total liabilities	6,550,150	5,015,278
Commitments and contingencies (Note 16)
Stockholder equity:
Convertible perpetual preferred stock, series B-1, par value $0.001 (liquidation preference of $0.001 per share); 0 and 50,000,000 authorized and 0 and 6,250,100 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	6
Common stock, par value $0.001; 1,000 and 9,000,000,000 shares authorized and 1,000 and 5,262,440,085 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	5,263
Accumulated other comprehensive (loss) income, net of tax	(308)	120
Additional paid-in capital	8,679,538	10,345,566
Accumulated deficit	(6,377,884)	(6,311,390)
Total stockholder equity	2,301,346	4,039,565
Total liabilities and stockholder equity	$8,851,496	$9,054,843

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Sirius XM Holdings Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY

	Convertible Perpetual Preferred Stock, Series B-1		Common Stock				Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholder Equity
Balance at January 1, 2011	12,500,000	$13	3,933,195,112	$3,933	$(5,861)	$10,420,604	—	$—	$(10,211,053)	$207,636
Comprehensive income, net of tax	—	—	—	—	5,932	—	—	—	426,961	432,893
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	1,882,801	2	—	3,480	—	—	—	3,482
Share-based payment expense	—	—	—	—	—	48,581	—	—	—	48,581
Exercise of options and vesting of restricted stock units	—	—	13,401,048	13	—	11,540	—	—	—	11,553
Issuance of common stock upon exercise of warrants	—	—	7,122,951	7	—	(7)	—	—	—	—
Return of shares under share borrow agreements	—	—	(202,399,983)	(202)	—	202	—	—	—	—
Balance at December 31, 2011	12,500,000	$13	3,753,201,929	$3,753	$71	$10,484,400	—	$—	$(9,784,092)	$704,145
Comprehensive income, net of tax	—	—	—	—	49		—	—	3,472,702	3,472,751
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	1,571,175	2	—	3,521	—	—	—	3,523
Share-based payment expense	—	—	—	—	—	60,299	—	—	—	60,299
Exercise of options	—	—	214,199,297	214	—	125,695	—	—	—	125,909
Cash dividends paid on common shares ($0.05)	—	—	—	—	—	(262,387)	—	—	—	(262,387)
Cash dividends paid on preferred shares	—	—	—	—	—	(64,675)	—	—	—	(64,675)
Conversion of preferred stock to common stock on as-converted basis	(6,249,900)	(7)	1,293,467,684	1,294	—	(1,287)	—	—	—	—
Balance at December 31, 2012	6,250,100	$6	5,262,440,085	$5,263	$120	$10,345,566	—	$—	$(6,311,390)	$4,039,565
Comprehensive income, net of tax	—	—	—	—	(428)	—	—	—	(66,494)	(66,922)
Share-based payment expense	—	—	—	—	—	58,903	—	—	—	58,903
Exercise of options and vesting of restricted stock units	—	—	29,157,786	28	—	19,249	—	—	—	19,277
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	—	—	(31,941)	—	—	—	(31,941)
Conversion of preferred stock to common stock	(6,250,100)	(6)	1,293,509,076	1,293	—	(1,287)	—	—	—	—
Conversion of Exchangeable Notes to common stock	—	—	27,687,850	28	—	45,069	—	—	—	45,097
Common stock repurchased	—	—	—	—	—	—	520,257,866	(1,764,969)	—	(1,764,969)
Common stock retired	—	—	(520,257,866)	(520)	—	(1,764,449)	(520,257,866)	1,764,969	—	—
Transfer of common stock to Sirius XM Holdings Inc.	—	—	(6,092,536,931)	(6,092)	—	6,092	—	—	—	—
Transfer of forward contract to Sirius XM Holdings Inc.	—	—	—	—	—	(4,964)	—	—	—	(4,964)
Initial value of forward contract	—	—	—	—	—	7,300	—	—	—	7,300
Common stock issued by Sirius XM Radio Inc. to Sirius XM Holdings Inc.	—	—	1,000	—	—	—	—	—	—	—
Balance at December 31, 2013	—	$—	1,000	$—	$(308)	$8,679,538	—	$—	$(6,377,884)	$2,301,346
See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Sirius XM Holdings Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$(66,494)	$3,472,702	$426,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253,314	266,295	267,880
Non-cash interest expense, net of amortization of premium	21,698	35,924	39,515
Provision for doubtful accounts	39,016	34,548	33,164
Amortization of deferred income related to equity method investment	(2,776)	(2,776)	(2,776)
Loss on extinguishment of debt and credit facilities, net	190,577	132,726	7,206
Gain on merger of unconsolidated entities	—	—	(75,768)
(Gain) loss on unconsolidated entity investments, net	(5,865)	420	6,520
Dividend received from unconsolidated entity investment	22,065	1,185	—
Loss on disposal of assets	351	657	269
Loss on fair value of debt and equity instruments	464,102	—	—
Share-based payment expense	58,903	63,822	53,190
Deferred income taxes	259,787	(3,001,818)	8,264
Other non-cash purchase price adjustments	(207,854)	(289,050)	(275,338)
Distribution from investment in unconsolidated entity	—	—	4,849
Changes in operating assets and liabilities:
Accounts receivable	(36,189)	(38,985)	(13,211)
Receivables from distributors	20,944	(19,608)	(17,241)
Inventory	11,474	11,374	(14,793)
Related party assets	(2,246)	9,523	30,036
Prepaid expenses and other current assets	16,788	647	8,525
Other long-term assets	2,973	22,779	36,490
Accounts payable and accrued expenses	(44,009)	46,043	(32,010)
Accrued interest	8,131	(36,451)	(2,048)
Deferred revenue	73,593	101,311	55,336
Related party liabilities	(1,991)	(7,545)	(1,542)
Other long-term liabilities	12,290	3,042	152
Net cash provided by operating activities	1,088,582	806,765	543,630
Cash flows from investing activities:
Additions to property and equipment	(173,617)	(97,293)	(137,429)
Purchases of restricted and other investments	(1,719)	(26)	(826)
Acquisition of business, net of cash acquired	(525,352)	—	—
Release of restricted investments	—	—	250
Return of capital from investment in unconsolidated entity	—	—	10,117
Net cash used in investing activities	(700,688)	(97,319)	(127,888)
Cash flows from financing activities:
Proceeds from exercise of stock options	21,817	123,369	11,553
Taxes paid in lieu of shares issued for stock-based compensation	(31,941)	—	—
Proceeds from long-term borrowings and revolving credit facility, net of costs	3,156,063	383,641	—
Payment of premiums on redemption of debt	(175,453)	(100,615)	(5,020)
Repayment of long-term borrowings and revolving credit facility	(1,782,160)	(915,824)	(234,976)
Repayment of related party long-term borrowings	(200,000)	(126,000)	—
Common stock repurchased and retired	(1,762,360)	—	—
Dividends paid	—	(327,062)	—
Net cash used in financing activities	(774,034)	(962,491)	(228,443)
Net (decrease) increase in cash and cash equivalents	(386,140)	(253,045)	187,299
Cash and cash equivalents at beginning of period	520,945	773,990	586,691
Cash and cash equivalents at end of period	$134,805	$520,945	$773,990
See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Sirius XM Holdings Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$169,781	$262,039	$258,676
Income taxes paid	2,783	4,935	—
Acquisition related costs	2,902	—	—
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	11,966	12,781	—
Conversion of Series B preferred stock to common stock	1,293	1,294	—
Common stock issuance upon exercise of warrants	—	—	7
Conversion of 7% Exchangeable Notes to common stock, net of debt issuance and deferred financing costs	45,097	—	—
Performance incentive payments	16,900	—	—
Goodwill reduced for the exercise and vesting of certain stock awards	274	19,491	—
See accompanying notes to the consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)

(1)	Business & Basis of Presentation

These are the notes to the financial statements of Sirius XM Holdings Inc. (“Holdings”) and Sirius XM Radio Inc. (“Sirius XM”). The terms “we,” “us,” “our,” and “our company” as used herein and unless otherwise stated or indicated by context, refer to Sirius XM Radio Inc. and its subsidiaries prior to the corporate reorganization described below and to Sirius XM Holdings Inc. and its subsidiaries after such corporate reorganization.

Effective November 15, 2013, we completed a corporate reorganization. As part of the reorganization, Holdings replaced Sirius XM as our publicly held corporation and Sirius XM became a wholly-owned subsidiary of Holdings. Holdings was incorporated in the State of Delaware on May 21, 2013. Holdings has no operations independent of its subsidiary Sirius XM.
Business
We broadcast music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over the Internet, including through applications for mobile devices.

We have agreements with every major automaker (“OEMs”) to offer satellite radios in their vehicles from which we acquire a majority of our subscribers. We also acquire subscribers through marketing campaigns to owners of factory-installed satellite radios that are not currently subscribing to our services. Additionally, we distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and longer term subscription plans as well as discounts for multiple subscriptions. We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic, data and Backseat TV services.
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

We are also a leader in providing connected vehicle applications and services. Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle owners while providing marketing and operational benefits to automakers and their dealers. Subscribers to our connected vehicle services are not included in our subscriber count.

Liberty Media Corporation beneficially owns, directly and indirectly, over 50% of the outstanding shares of our common stock. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries, Atlanta National League Baseball Club, Inc. and TruePosition, Inc., its interests in Charter Communications, Live Nation Entertainment and Barnes & Noble, and minority equity investments in Time Warner Inc., Time Warner Cable, and Viacom.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Recent Development
On January 3, 2014, Holdings' Board of Directors received a non-binding letter from Liberty Media proposing a transaction pursuant to which all outstanding shares of common stock of Holdings not owned by Liberty Media would be converted into the right to receive 0.0760 of a new share of Liberty Series C common stock, which would have no voting rights. Liberty Media indicated that immediately prior to such conversion, Liberty Media intends to distribute, on a 2 to 1 basis, shares of such Series C common stock to all holders of record of Liberty Media's Series A and B common stock. Upon the completion of the proposed transaction, Liberty Media indicated that it expects that Holdings' public stockholders would own approximately 39% of Liberty Media's then-outstanding common stock.

Holdings' Board of Directors has formed a Special Committee of independent directors to consider Liberty Media’s proposal. The Board of Directors has selected Joan L. Amble, James P. Holden and Eddy W. Hartenstein to serve on the Special Committee. The Special Committee is chaired by Mr. Hartenstein.

The Special Committee has retained Evercore Group L.L.C. to act as its financial advisor and Weil, Gotshal & Manges LLP to act as its legal counsel to assist and advise it in connection with its evaluation of Liberty Media’s proposal.

Liberty Media’s proposal noted that the transaction will be conditioned on the approval of both the Special Committee and a majority of the public stockholders of Holdings, other than Liberty Media. Liberty Media also noted that the approval by the Liberty Media stockholders of the issuance of the Series C common shares in the proposed transaction would also be required under applicable Nasdaq Stock Market requirements.

The letter provides that no legally binding obligation with respect to any transaction exists unless and until mutually acceptable definitive documentation is executed and delivered with respect thereto.  There can be no assurance that the transaction proposed by Liberty Media or any related transaction will be completed or, if completed, will have any specified terms, including with respect to pricing or timing.
Basis of Presentation
Our financial statements include the consolidated accounts for Holdings and subsidiaries and the accompanying consolidated financial statements of Sirius XM and subsidiaries, whose operating results and financial position are consolidated into Holdings. The consolidated balance sheets and statements of comprehensive income for Holdings are essentially identical to the consolidated balance sheets and consolidated statements of comprehensive income for Sirius XM, with the following exceptions:

•
Besides the shares which settled in November, the fair value of the share repurchase agreement with Liberty Media is recorded in Holdings' consolidated balance sheet, with changes in fair value recorded in Holdings' statements of comprehensive income.

•
The additional fair value in excess of the carrying amount associated with the conversion feature for the 7% Exchangeable Senior Subordinated Notes due 2014 is recorded in Sirius XM's consolidated balance sheet, with changes in fair value recorded in Sirius XM's statements of comprehensive income. This is eliminated in Holdings' consolidated balance sheets and statements of comprehensive income.

•
As a result of our corporate reorganization effective November 15, 2013, all of the outstanding shares of Sirius XM's common stock were converted, on a share for share basis, into identical shares of common stock of Holdings.

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The combined notes to the consolidated financial statements relate to Holdings and Sirius XM, which, except as noted, are essentially identical. Certain numbers in our prior period consolidated financial statements have been reclassified to conform to our current period presentation. All significant intercompany transactions and balances between Holdings and Sirius XM and their respective consolidated subsidiaries are eliminated in both sets of consolidated financial statements. Intercompany transactions between Holdings and Sirius XM do not eliminate in the Sirius XM consolidated financial statements, but do eliminate in the Holdings consolidated financial statements.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(2)	Acquisitions

On November 4, 2013, we purchased all of the outstanding shares of the capital stock of the connected vehicle business of Agero, Inc. ("Agero") for $525,352, net of acquired cash of $1,966. Agero's connected vehicle business provides services to several automakers, including Acura, BMW, Honda, Hyundai, Infiniti, Lexus, Nissan and Toyota. The final working capital calculation associated with this transaction is still in negotiation.

The table below summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Acquired Assets:
Cash and cash equivalents	$1,966
Other current assets	8,669
Property and equipment	26,251
Intangible assets subject to amortization	230,663
Goodwill	389,462
Other assets	2,695
Total assets	$659,706

Assumed Liabilities:
Deferred revenue	$(28,404)
Deferred income tax liabilities, net	(78,127)
Other liabilities	(25,857)
Total liabilities	$(132,388)
Total consideration	$527,318

The transaction was accounted for using the acquisition method of accounting. The initial purchase price allocation is subject to change upon receipt of the final valuation analysis for the connected vehicle business of Agero. The fair value assessed for the majority of the assets acquired and liabilities assumed equaled their carrying value. The excess purchase price over identifiable net tangible assets of $389,462 has been recorded to Goodwill in our consolidated balance sheets as of December 31, 2013. A total of $230,663 has been allocated to identifiable intangible assets subject to amortization and relates to the assessed fair value of the acquired OEM relationships and proprietary software and is being amortized over the estimated weighted average useful lives of 15 and 10 years, respectively.

We recognized acquisition related costs of $2,902 that was expensed in General and administrative expenses in our consolidated statements of comprehensive income during the year ended December 31, 2013. Pro forma financial information related to this acquisition has not been provided as it is not material to our consolidated results of operations.

(3)	Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds, certificates of deposit, in-transit credit card receipts and highly liquid investments purchased with an original maturity of three months or less.
Equity Method Investments
We hold equity method investments in Sirius XM Canada and M-Way Solutions GmbH.
Investments in which we have the ability to exercise significant influence but not control are accounted for pursuant to the equity method of accounting. We recognize our proportionate share of earnings or losses of our affiliates as they occur as a component of Other income (expense) in our consolidated statements of comprehensive income on a one month lag.
The difference between our investment and our share of the fair value of the underlying net assets of our affiliates is first allocated to either finite-lived intangibles or indefinite-lived intangibles and the balance is attributed to goodwill. We follow ASC 350, Intangibles - Goodwill and Other, which requires that equity method finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. The amortization of equity

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

method finite-lived intangible assets is recorded in Interest and investment income in our consolidated statements of comprehensive income. We periodically evaluate our equity method investments to determine if there has been an other than temporary decline below carrying value. Equity method finite-lived intangibles, indefinite-lived intangibles and goodwill are included in the carrying amount of the investment.
Property and Equipment
Property and equipment, including satellites, are stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the following estimated useful life of the asset:

Satellite system	2 - 15 years
Terrestrial repeater network	5 - 15 years
Broadcast studio equipment	3 - 15 years
Capitalized software and hardware	3 - 7 years
Satellite telemetry, tracking and control facilities	3 - 15 years
Furniture, fixtures, equipment and other	2 - 7 years
Building	20 or 30 years
Leasehold improvements	Lesser of useful life or remaining lease term

We review long-lived assets, such as property and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset. We did not record any impairments in 2013, 2012 or 2011.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed during the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value. We did not record any impairments in 2013, 2012 or 2011.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value.  This test is performed during the fourth quarter of each year, and an assessment is performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. Our indefinite life intangibles include our FCC licenses and XM trademark. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, established an option to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. We completed qualitative assessments during the fourth quarter of 2013 and 2012 and no impairments were recorded. We used independent appraisals in 2011 to determine the fair value of our FCC licenses and trademark using the Income and Relief from Royalty approaches, respectively, and no impairment was recorded.

Other intangible assets with finite lives consists primarily of customer relationships, OEM relationships and proprietary software acquired in business combinations, licensing agreements, and certain information technology related costs. These assets are amortized over their respective estimated useful lives to their estimated residual values and reviewed for

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement. We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. No impairment was recorded to our intangible assets with finite lives in 2013, 2012 or 2011.
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
ASC 605, Revenue Recognition, provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets, such as in our bundled subscription plans. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Consideration must be allocated at the inception of the arrangement to all deliverables based on their relative selling price, which has been determined using vendor specific objective evidence of the selling price to self-pay customers.
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
Advertising Costs
Media is expensed when aired and advertising production costs are expensed as incurred. Market development funds consist of fixed and variable payments to reimburse retailers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed when the media is aired and production costs are expensed as incurred. During the years ended December 31, 2013, 2012 and 2011, we recorded advertising costs of $178,364, $139,830 and $116,694, respectively. These costs are reflected in Sales and marketing expense in our consolidated statements of comprehensive income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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
We record product warranty obligations in accordance with ASC 460, Guarantees, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. We warrant that certain products sold through our retail and direct to consumer distribution channels will perform in all material respects in accordance with specifications in effect at the time of the purchase of the products by the customer. The product warranty period on our products is 90 days from the purchase date for repair or replacement of components and/or products that contain defects of material or workmanship. We record a liability for costs that we expect to incur under our warranty obligations when the product is shipped from the manufacturer. Factors affecting the warranty liability include the number of units sold, historical experience, anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.
Research & Development Costs
Research and development costs are expensed as incurred and primarily include the cost of new product development, chip set design, software development and engineering. During the years ended December 31, 2013, 2012 and 2011, we recorded research and development costs of $50,564, $42,605 and $48,574, respectively. These costs are reported as a component of Engineering, design and development expense in our consolidated statements of comprehensive income.
Share-Based Compensation
We account for equity instruments granted to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on fair value. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. We use the Black-Scholes-Merton option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award. Share-based compensation expense is recognized ratably over the requisite service period, which is generally the vesting period, net of forfeitures. We measure restricted stock awards and units using the fair market value of the restricted shares of common stock on the day the award is granted.
Fair value as determined using the Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. In 2013, 2012 and 2011, we estimated the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.
Stock-based awards granted to employees, non-employees and members of our board of directors include warrants, stock options, restricted stock awards and restricted stock units.
Income Taxes
Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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
As of December 31, 2013 and 2012, we maintained a valuation allowance of $7,831 and $9,835, respectively, relating to deferred tax assets that are not likely to be realized due to certain state net operating loss limitations and acquired net operating losses that we are not more likely than not going to be able to utilize.
ASC 740 requires a company to first determine whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to uncertain tax positions in Income tax (expense) benefit in our consolidated statements of comprehensive income.
We report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our consolidated statements of comprehensive income.
Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2013 and 2012, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

i.	Level 1 input - unadjusted quoted prices in active markets for identical instrument;

ii.
Level 2 input - observable market data for the same or similar instrument but not Level 1, including quoted prices for identical or similar assets or liabilities in markets that are active or not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

iii.	Level 3 input - unobservable inputs developed using management's assumptions about the inputs used for pricing the asset or liability.
Level 2 inputs were utilized to fair value our 7% Exchangeable Senior Subordinated Notes due 2014 by using a binomial lattice model with inputs derived from observable market data. As of December 31, 2013, $466,815 was recorded to Sirius XM's consolidated balance sheet in Current maturities of long-term debt for the fair value of our 7% Exchangeable Senior Subordinated Notes due 2014 in excess of the carrying amount, as the notes are exchangeable into shares of Holdings' common stock. Changes in fair value are recorded in Loss on fair value of debt and equity instruments within Sirius XM's consolidated statements of comprehensive income. We recognized $466,815 in Loss on fair value of debt and equity instruments during the year ended December 31, 2013. The additional fair value in excess of the carrying amount of this instrument is eliminated in Holdings' consolidated balance sheets and statements of comprehensive income.
We used Level 2 observable inputs, including the U.S. spot LIBOR curve and other available market data, to fair value the derivative associated with the share repurchase agreement with Liberty Media. The fair value of the derivative associated with the share repurchase agreement with Liberty Media was $15,702 as of December 31, 2013 and is recorded in Holdings' consolidated balance sheet in Related party current liabilities, with changes in fair value recorded to Holdings' statements of comprehensive income. For a further discussion of this derivative, refer to Note 14.
We used Level 3 inputs to fair value the 8% convertible unsecured subordinated debentures issued by Sirius XM Canada. For a further discussion of this derivative, refer to Note 11.
Investments are periodically reviewed for impairment and an impairment is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, we consider, among other factors, the severity and duration of the decline as well as the likelihood of a recovery within a reasonable timeframe.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The fair value for publicly traded instruments is determined using quoted market prices while the fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of December 31, 2013 and 2012, the carrying value of our debt at Holdings' was $3,601,595 and $2,435,220, respectively, and the fair value approximated $4,066,755 and $3,055,076, respectively. This excludes the additional fair value of our 7% Exchangeable Senior Subordinated Notes due 2014 recorded in Sirius XM's consolidated balance sheet as discussed above. The carrying value of our investment in Sirius XM Canada was $26,972 and $37,983 as of December 31, 2013 and 2012, respectively; the fair value approximated $432,200 and $290,900 as of December 31, 2013 and 2012, respectively.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss of $308 at December 31, 2013 was primarily comprised of the cumulative foreign currency translation adjustments related to our interest in Sirius XM Canada. During the years ended December 31, 2013, 2012 and 2011 we recorded a foreign currency translation adjustment of $(428), $49 and $(140) which is recorded net of taxes of $200, $48 and $11, respectively. In addition, during the year ended December 31, 2011, we recorded a loss on our XM Canada investment from the Canada Merger due to a foreign currency translation adjustment of $6,072.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard was effective for interim and annual periods beginning after December 15, 2012 and is to be applied on a prospective basis. We adopted ASU 2013-02 and will disclose significant amounts reclassified out of accumulated other comprehensive income as such transactions arise. ASU 2013-02 affects financial statement presentation only and has no impact on our results of operations or consolidated financial statements.

(4)	Earnings per Share

Holdings
We utilize the two-class method in calculating basic net income per common share, as our Series B Preferred Stock was considered to be participating securities through January 18, 2013. On January 18, 2013, Liberty Media converted its remaining 6,250,100 outstanding shares of Series B Preferred Stock into 1,293,509,076 shares of common stock. Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, preferred stock, warrants, stock options, restricted stock awards and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method.

Common stock equivalents of approximately 365,177,000, 147,125,000 and 419,752,000 for the years ended December 31, 2013, 2012 and 2011, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

	For the Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Numerator:
Net income	$377,215	$3,472,702	$426,961
Less:
Allocation of undistributed income to Series B Preferred Stock	(3,825)	(1,084,895)	(174,449)
Dividends paid to preferred stockholders	—	(64,675)	—
Net income available to common stockholders for basic net income per common share	$373,390	$2,323,132	$252,512
Add back:
Allocation of undistributed income to Series B Preferred Stock	3,825	1,084,895	174,449
Dividends paid to preferred stockholders	—	64,675	—
Effect of interest on assumed conversions of convertible debt	—	38,500	—
Net income available to common stockholders for diluted net income per common share	$377,215	$3,511,202	$426,961
Denominator:
Weighted average common shares outstanding for basic net income per common share	6,227,646	4,209,073	3,744,606
Weighted average impact of assumed Series B Preferred Stock conversion	63,789	2,215,900	2,586,977
Weighted average impact of assumed convertible debt	—	298,725	—
Weighted average impact of other dilutive equity instruments	93,356	150,088	169,239
Weighted average shares for diluted net income per common share	6,384,791	6,873,786	6,500,822
Net income per common share:
Basic	$0.06	$0.55	$0.07
Diluted	$0.06	$0.51	$0.07

Sirius XM
Net income per share for Sirius XM is not presented since Sirius XM is a wholly-owned subsidiary of Holdings.

(5)	Accounts Receivable, net

Accounts receivable, net, are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon our assessment of various factors. We consider historical experience, the age of the receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay. Bad debt expense is included in Customer service and billing expense in our consolidated statements of comprehensive income.

Accounts receivable, net, consists of the following:

	December 31, 2013	December 31, 2012
Gross accounts receivable	$113,015	$117,853
Allowance for doubtful accounts	(9,078)	(11,711)
Total accounts receivable, net	$103,937	$106,142

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Receivables from distributors include billed and unbilled amounts due from OEMs for services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. We have not established an allowance for doubtful accounts for our receivables from distributors as we have historically not experienced any significant collection issues with OEMs. Receivables from distributors consist of the following:

	December 31, 2013	December 31, 2012
Billed	$38,532	$53,057
Unbilled	50,443	51,368
Total	$88,975	$104,425

(6)	Inventory, net

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

Inventory, net, consists of the following:

	December 31, 2013	December 31, 2012
Raw materials	$12,358	$17,717
Finished goods	15,723	23,779
Allowance for obsolescence	(14,218)	(16,159)
Total inventory, net	$13,863	$25,337

(7)	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of goodwill exceeds its fair value, an impairment loss is recognized. At the date of our annual assessment for 2013 and 2012, the fair value of our single reporting unit substantially exceeded its carrying value and therefore was not at risk of failing step one of ASC 350-20, Goodwill. As a result of the acquisition of the connected vehicle business of Agero in November 2013, we recorded additional goodwill of $389,462 during the year ended December 31, 2013. No indicators of impairment were noted subsequent to our annual impairment assessment.

As of December 31, 2013, there were no indicators of impairment, and no impairment loss was recorded for goodwill during the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, the cumulative balance of goodwill impairments recorded since the Merger was $4,766,190, which was recognized during the year ended December 31, 2008.

During the years ended December 31, 2013 and 2012, we reduced goodwill by $274 and $19,491, respectively, related to the subsequent exercise of certain stock options and vesting of certain restricted stock units that were recorded at fair value in connection with the Merger.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(8)	Intangible Assets

We recorded intangible assets at fair value related to the Merger that were formerly held by XM Satellite Radio Holdings Inc. In November 2013, we recorded intangible assets at fair value as a result of the acquisition of the connected vehicle business of Agero. Our intangible assets include the following:

		December 31, 2013			December 31, 2012
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Due to the Merger:
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(271,372)	108,628	380,000	(233,317)	146,683
Licensing agreements	9.1 years	45,289	(19,604)	25,685	78,489	(44,161)	34,328
Proprietary software	6 years	16,552	(13,384)	3,168	16,552	(12,777)	3,775
Developed technology	10 years	2,000	(1,083)	917	2,000	(883)	1,117
Leasehold interests	7.4 years	132	(96)	36	132	(79)	53
Due to connected vehicle business of Agero:
Definite life intangible assets:
OEM relationships	15 years	$220,000	$(2,444)	$217,556	$—	$—	$—
Proprietary software	10 years	10,663	(245)	10,418	—	—	—
Total intangible assets		$3,008,290	$(308,228)	$2,700,062	$2,810,827	$(291,217)	$2,519,610

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

(1)
The FCC license for our FM-6 satellite will be issued for a period of eight years, beginning on the date we certify to the FCC that the satellite has been successfully placed into orbit and that the operations of the satellite fully conform to the terms and conditions of the space station radio authorization.

Prior to expiration, we are required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of December 31, 2013, there were no legal, regulatory or contractual limitations associated with the XM trademark.

Our annual impairment assessment of our indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As of the date of our annual assessment for 2013, our qualitative impairment assessment of fair value of our indefinite intangible assets indicated that such assets substantially exceeded their carrying value and therefore was not at risk of impairment.

There were no indicators of impairment, and no impairment loss was recorded for intangible assets with indefinite lives during the years ended December 31, 2013, 2012 and 2011.

Definite Life Intangible Assets
Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis. The fair value of the OEM relationships and proprietary software acquired in November 2013 are being amortized over their estimated weighted average useful lives of 15 and 10 years, respectively.

Amortization expense for all definite life intangible assets was $50,011, $53,620 and $59,050 for the years ended December 31, 2013, 2012 and 2011, respectively. In 2013, we retired $33,200 in gross carrying value of definite life intangible assets related to licensing agreements that were fully amortized.

Expected amortization expense for each of the fiscal years 2014 through 2018 and for periods thereafter is as follows:

Year ending December 31,	Amount
2014	$55,016
2015	51,700
2016	48,545
2017	34,882
2018	19,463
Thereafter	156,802
Total definite life intangible assets, net	$366,408

(9)	Interest Costs

We capitalized a portion of the interest on funds borrowed as part of the cost of constructing our satellites and related launch vehicles. We capitalized interest associated with our FM-6 satellite and related launch vehicle during 2011 through its placement into operation in the fourth quarter 2013. We also incurred interest costs on our debt instruments and on our satellite incentive agreements. The following is a summary of our interest costs:

	For the Years Ended December 31,
	2013	2012	2011
Interest costs charged to expense	$204,671	$265,321	$304,938
Interest costs capitalized	26,445	31,982	33,522
Total interest costs incurred	$231,116	$297,303	$338,460

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $21,698, $35,924 and $39,515 for the years ended December 31, 2013, 2012 and 2011, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(10)	Property and Equipment

Property and equipment, net, consists of the following:

	December 31, 2013	December 31, 2012
Satellite system	$2,407,423	$1,943,537
Terrestrial repeater network	109,367	112,482
Leasehold improvements	46,173	44,938
Broadcast studio equipment	59,020	55,823
Capitalized software and hardware	298,267	232,753
Satellite telemetry, tracking and control facilities	63,944	62,734
Furniture, fixtures, equipment and other	67,275	76,028
Land	38,411	38,411
Building	58,662	57,816
Construction in progress	103,148	417,124
Total property and equipment	3,251,690	3,041,646
Accumulated depreciation and amortization	(1,657,116)	(1,469,724)
Property and equipment, net	$1,594,574	$1,571,922

Construction in progress consists of the following:

	December 31, 2013	December 31, 2012
Satellite system	$11,879	$376,825
Terrestrial repeater network	30,078	17,224
Capitalized software	39,924	18,083
Other	21,267	4,992
Construction in progress	$103,148	$417,124

Depreciation expense on property and equipment was $203,303, $212,675 and $208,830 for the years ended December 31, 2013, 2012 and 2011, respectively. We retired property and equipment of $16,039, $5,251 and $12,158 and recognized a loss on the disposal of assets of $351, $657 and $269 during the years ended December 31, 2013, 2012 and 2011, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Satellites
We currently own a fleet of ten orbiting satellites. The chart below provides certain information on these satellites:

Satellite Designation	Year Delivered	Estimated End of Depreciable Life
FM-1*	2000	2013
FM-2*	2000	2013
FM-3	2000	2015
FM-5	2009	2024
FM-6	2013	2028
XM-1*	2001	2013
XM-2*	2001	2013
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025
* Satellite was fully depreciated as of December 31, 2013 but is still in operation.

We own five orbiting satellites for use in the Sirius system and five orbiting satellites for use in the XM system. Four of these satellites were manufactured by Boeing Satellite Systems International, Inc., and six were manufactured by Space Systems/Loral.

During the years ended December 31, 2013, 2012 and 2011, we capitalized expenditures, including interest, of $87,061, $32,893 and $81,189, respectively, related to the construction of our FM-6 satellite and related launch vehicle, which was launched and placed into operation in the fourth quarter of 2013.

(11)	Related Party Transactions

We had the following related party balances at December 31, 2013 and 2012:

	Related party current assets		Related party long-term assets		Related party current liabilities		Related party long-term liabilities		Related party debt
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Liberty Media	$278	$—	$—	$757	$15,766	$3,980	$—	$—	$10,959	$208,906
Sirius XM Canada	8,867	13,167	27,619	44,197	4,554	2,776	16,337	18,966	—	—
M-Way	—	—	2,545	—	—	—	—	—	—	—
Total	$9,145	$13,167	$30,164	$44,954	$20,320	$6,756	$16,337	$18,966	$10,959	$208,906

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

In September 2012, Liberty Radio, LLC converted 6,249,900 shares of the Series B Preferred Stock into 1,293,467,684 shares of our common stock. In January 2013, the Federal Communications Commission granted Liberty Media approval to acquire de jure control of us, and Liberty Radio, LLC converted its remaining Series B Preferred Stock into 1,293,509,076 shares of our common stock. In addition, Liberty Media, indirectly through its subsidiaries, purchased an additional 50,000,000 shares of our common stock. As a result of these conversions of Series B Preferred Stock and additional

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

purchases of shares of our common stock, Liberty Media beneficially owned, directly and indirectly, over 50% of our outstanding common stock as of December 31, 2013.

Two current Liberty Media executives and one Liberty Media director are members of our board of directors. Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500,000 of our common stock from Liberty Media. Pursuant to that agreement with Liberty Media, we repurchased $160,000 of our common stock from Liberty Media as of December 31, 2013. On January 23, 2014, we entered into an amendment to the agreement with Liberty Media to defer the previously scheduled $240,000 repurchase of shares of our common stock from Liberty Media from January 27, 2014 to April 25, 2014, the date of the final purchase installment under the agreement. As a result of this deferral, we expect to repurchase $340,000 of our shares of common stock from Liberty Media on April 25, 2014 at a price of $3.66 per share. We entered into this amendment at the request of the Special Committee of our board of directors that has been formed to review and evaluate the Liberty Media proposal. See “Note 1 - Recent Developments.”

On January 3, 2014, Holdings' Board of Directors received a non-binding letter from Liberty Media proposing a transaction pursuant to which all outstanding shares of common stock of Holdings not owned by Liberty Media would be converted into the right to receive 0.0760 of a new non-voting share of Liberty Series C common stock. Holdings' Board of Directors has formed a Special Committee to consider Liberty Media’s proposal.

Liberty Media has advised us that as of December 31, 2013 and 2012 it also owned the following:

	December 31, 2013	December 31, 2012
7% Exchangeable Senior Subordinated Notes due 2014	$11,000	$11,000
8.75% Senior Notes due 2015	—	150,000
7.625% Senior Notes due 2018	—	50,000
Total principal debt	11,000	211,000
Less: discounts	41	2,094
Total carrying value of debt	$10,959	$208,906

During the year ended December 31, 2013, we redeemed $150,000 of our 8.75% Senior Notes due 2015 and $50,000 of our 7.625% Senior Notes due 2018 held by Liberty Media as part of the redemption of these Notes in their entirety.

As of December 31, 2013 and 2012, we recorded $64 and $3,980, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $13,514, $30,931 and $35,681 for the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of the derivative associated with the share repurchase agreement with Liberty Media was $15,702 as of December 31, 2013 and is recorded in Holdings' consolidated balance sheet in Related party current liabilities, with changes in fair value recorded to Holdings' statements of comprehensive income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Sirius XM Canada
In June 2011, Canadian Satellite Radio Holdings Inc., the former parent company of XM Canada, and Sirius Canada completed a transaction to combine their operations ("the Canada Merger"). In January 2013, Canadian Satellite Radio Holdings Inc. changed its name to Sirius XM Canada Holdings Inc. The combined company operates as Sirius XM Canada.
We own approximately 46,700,000 Class A shares on a converted basis of Sirius XM Canada Holdings Inc. representing a 37.5% equity interest and a 25.0% voting interest.

We had the following Related party current asset balances attributable to Sirius XM Canada at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Deferred programming costs and accrued interest	$2,782	$4,350
Dividends receivable	—	6,176
Chip set and other services reimbursement	2,387	2,641
Fair value of host contract of debenture	3,641	—
Fair value of embedded derivative of debenture	57	—
Total	$8,867	$13,167

We provide Sirius XM Canada with chip sets and other services and we are reimbursed for these costs. Sirius XM Canada declared dividends of $6,176 during the year ended December 31, 2012 which were not paid until 2013.

We hold an investment in CAD $4,000 face value of 8% convertible unsecured subordinated debentures issued by Sirius XM Canada for which the embedded conversion feature is bifurcated from the host contract. As of December 31, 2013, the debentures are classified as a Related party current asset since they are expected to be redeemed by Sirius XM Canada during the first quarter of 2014. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive income (loss), net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income.

Related party long-term asset balances attributable to Sirius XM Canada consisted of the following:

	December 31, 2013	December 31, 2012
Non-interest bearing note, principal	$376	$404
Fair value of host contract of debenture	—	3,877
Fair value of embedded derivative of debenture	—	9
Investment balance*	26,972	37,983
Deferred programming costs and other receivables	271	1,924
Total	$27,619	$44,197
* The investment balance included equity method goodwill and intangible assets of $26,161 and $27,615 as of December 31, 2013 and 2012, respectively.

We hold a non-interest bearing note issued by Sirius XM Canada. Our interest in Sirius XM Canada is accounted for under the equity method. The excess of the cost of our ownership interest in the equity of Sirius XM Canada over our share of the net assets is recognized as goodwill and intangible assets and is included in the carrying amount of our investment. Equity method goodwill is not amortized. We periodically evaluate this investment to determine if there has been an other than temporary decline below carrying value. Equity method intangible assets are amortized over their respective useful lives, which is recorded in Interest and investment income.

Sirius XM Canada declared quarterly dividends of $16,796 and $7,749 during the years ended December 31, 2013 and 2012, respectively, which were recorded as a reduction to our investment balance in Sirius XM Canada.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Related party liabilities attributable to Sirius XM Canada consisted of the following:

	December 31, 2013	December 31, 2012
Deferred revenue for NHL licensing fees	$1,500	$—
Carrying value of deferred revenue	18,966	21,742
Deferred revenue for software licensing fees and other	425	—
Total	$20,891	$21,742

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

We recorded the following revenue from Sirius XM Canada as Other revenue in our consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2013	2012	2011 *
Royalty income	$35,411	$31,368	$13,735
Amortization of Sirius XM Canada deferred income	2,776	2,776	1,388
Licensing fee revenue	5,012	4,500	3,000
Advertising and other reimbursements	3,001	833	417
Streaming revenue	2,735	—	—
Total revenue from Sirius XM Canada	$48,935	$39,477	$18,540
* Sirius XM Canada commenced operations in June 2011.

Our share of net earnings or losses of Sirius XM Canada are recorded to Interest and investment income in our consolidated statements of comprehensive income on a one month lag. Our share of Sirius XM Canada’s net income was $7,319, $554 and $1,081 for the years ended December 31, 2013, 2012 and 2011, respectively. We recorded amortization expense related to the equity method intangible assets of $1,454, $974 and $1,556 for the years ended December 31, 2013, 2012 and 2011, respectively.

Sirius Canada
We had an equity interest of 49% in Sirius Canada until June 21, 2011 when the Canada Merger closed.

In 2005, we entered into a license and services agreement with Sirius Canada. Pursuant to such agreement, we were reimbursed for certain costs incurred to provide Sirius Canada service, including certain costs incurred for the production and distribution of radios, as well as information technology support costs. In consideration for the rights granted pursuant to this license and services agreement, we had the right to receive a royalty equal to a percentage of Sirius Canada’s gross revenues based on subscriber levels (ranging between 5% and 15%) and the number of Canadian-specific channels made available to Sirius Canada.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

We recorded the following revenue from Sirius Canada. Royalty income is included in Other revenue and dividend income is included in Interest and investment income in our consolidated statements of comprehensive income:

For the Year Ended December 31,
2011 *
Royalty income	$9,945
Dividend income	460
Total revenue from Sirius Canada	$10,405
* Sirius Canada combined with XM Canada in June 2011.

Receivables from royalty and dividend income were utilized to absorb a portion of our share of net losses generated by Sirius Canada. Total costs reimbursed by Sirius Canada were $5,253 for the year ended December 31, 2011.

Our share of net earnings or losses of Sirius Canada was recorded to Interest and investment income in our consolidated statements of comprehensive income on a one month lag. Our share of Sirius Canada’s net loss was $9,717 for the year ended December 31, 2011. The payments received from Sirius Canada in excess of carrying value were $6,748 for the year ended December 31, 2011.

XM Canada
We had an equity interest of 21.5% in XM Canada until June 21, 2011 when the Canada Merger closed.

We recorded the following revenue from XM Canada as Other revenue in our consolidated statements of comprehensive income:

For the Year Ended December 31,
2011 *
Amortization of XM Canada deferred income	$1,388
Subscriber and activation fee royalties	5,483
Licensing fee revenue	3,000
Advertising reimbursements	833
Total revenue from XM Canada	$10,704
* XM Canada combined with Sirius Canada in June 2011.

Our share of net earnings or losses of XM Canada was recorded to Interest and investment income in our consolidated statements of comprehensive income on a one month lag. Our share of XM Canada’s net loss was $6,045 for the year ended December 31, 2011.

M-Way
As part of the acquisition of the connected vehicle business of Agero in November 2013, we acquired a 30% ownership in M-Way Solutions GmbH ("M-Way"), a German mobile software solutions provider, which is accounted for utilizing the equity method of accounting. We have recorded a $2,545 investment in M-Way in Related party long-term assets on our consolidated balance sheet. We also acquired an option to purchase the remaining 70% ownership of M-Way which expires in 2017.

(12)	Investments

Long Term Restricted Investments
Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of our office space. As of December 31, 2013 and 2012, our Long-term restricted investments were $5,718 and $3,999, respectively. During the year ended December 31, 2013, a new letter of credit for $1,719 associated with additional office space was issued for the benefit of a lessor.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(13)	Debt

Sirius XM is the sole issuer of all of our debt, other than our 7% Exchangeable Senior Subordinated Notes due 2014. Our debt as of December 31, 2013 and 2012 consisted of the following:

						Carrying balance at December 31,
Issuer	Issued	Debt	Maturity Date	Interest Payable	Principal Amount	2013	2012 (h)
Sirius XM and Holdings (a)(b)	August 2008	7% Exchangeable Senior Subordinated Notes (the "Exchangeable Notes")	December 1, 2014	semi-annually on June 1 and December 1	$502,370	$500,481	$545,888
Sirius XM (a)(c)(d)	March 2010	8.75% Senior Notes (the "8.75% Notes")	April 1, 2015	semi-annually on April 1 and October 1	800,000	—	792,944
Sirius XM (a)(c)(e)	October 2010	7.625% Senior Notes (the "7.625% Notes")	November 1, 2018	semi-annually on May 1 and November 1	700,000	—	690,353
Sirius XM (a)(c)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November 15	500,000	494,809	—
Sirius XM (a)(c)	September 2013	5.875% Senior Notes (the "5.875% Notes")	October 1, 2020	semi-annually on April 1 and October 1	650,000	642,914	—
Sirius XM (a)(c)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	600,000	594,499	—
Sirius XM (a)(c)	August 2012	5.25% Senior Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	400,000	394,648	394,174
Sirius XM (a)(c)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May15 and November 15	500,000	494,653	—
Sirius XM (f)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	December 5, 2017	variable fee paid quarterly	1,250,000	460,000	—
Sirius XM	Various	Capital leases	Various	n/a	n/a	19,591	11,861
Total Debt						3,601,595	2,435,220
Less: total current maturities (g)						507,774	4,234
Total long-term						3,093,821	2,430,986
Less: long-term related party						—	208,906
Total long-term, excluding related party						$3,093,821	$2,222,080

(a)	The carrying balance of the Notes are net of the remaining unamortized original issue discount.

(b)
The Exchangeable Notes are senior subordinated obligations and rank junior in right of payment to our existing and future senior debt and equally in right of payment with our existing and future senior subordinated debt. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under these Notes on a senior subordinated basis. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of our common stock at an exchange rate of 543.1372 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an approximate exchange price of $1.841 per share of common stock. In connection with the fundamental change that occurred on January 17, 2013 and the subsequent offer that was made to each holder of the Exchangeable Notes on February 1, 2013, $47,630 in principal amount of the Exchangeable Notes were converted resulting in the issuance of 27,687,850 shares of our common stock. As a result of this conversion, we retired $47,630 in principal amount of the Exchangeable Notes and recognized a proportionate share of unamortized discount and deferred financing fees of $2,533 to Additional paid-in capital for the year ended December 31, 2013. No loss was recognized as a result of the conversion. During the year ended December 31, 2013, the common stock reserved for conversion in connection with the Exchangeable Notes were considered to be anti-dilutive in our calculation of diluted net income per share. During the year ended 2012, the Exchangeable Notes were considered to be dilutive.

(c)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

(d)
During the year ended December 31, 2013, we purchased $800,000 in aggregate principal amount of the 8.75% Notes for an aggregate purchase price, including premium and interest, of $927,860. We recognized an aggregate loss on the extinguishment of the 8.75% Notes of $104,818 during the year ended December 31, 2013, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.

(e)
During the year ended December 31, 2013, we purchased $700,000 in aggregate principal amount of the 7.625% Notes for an aggregate purchase price, including premium and interest, of $797,830. We recognized an aggregate loss on the extinguishment of the 7.625% Notes of $85,759 during the year ended December 31, 2013, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.

(f)
In December 2012, Sirius XM entered into a five-year Credit Facility with a syndicate of financial institutions for $1,250,000. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries. Borrowings under the Credit

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Facility are used for working capital and other general corporate purposes, including dividends, financing of acquisitions and share repurchases. Interest on borrowings is payable on a quarterly basis and accrues at a rate based on LIBOR plus an applicable rate. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is currently 0.35% per annum and is payable on a quarterly basis. As of December 31, 2013, $790,000 was available for future borrowing under the Credit Facility. Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our consolidated balance sheet as of December 31, 2013 due to the long-term maturity of this debt.

(g)	This balance includes $10,959 in related party current maturities as of December 31, 2013.

(h)
During the year ended December 31, 2012, we purchased $257,000 of our then outstanding 9.75% Senior Secured Notes due 2015 (the "9.75% Notes") for an aggregate purchase price, including interest, of $281,698. We recognized an aggregate loss on the extinguishment of the 9.75% Notes of $22,184 during the year ended December 31, 2012, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net. During the year ended December 31, 2012, we purchased $778,500 of our then outstanding 13% Senior Notes due 2013 (the "13% Notes") for an aggregate purchase price, including interest, of $879,133. We recognized an aggregate loss on the extinguishment of these 13% Notes of $110,542 during the year ended December 31, 2012, consisting primarily of unamortized discount, deferred financing fees and repayment premium, to Loss on extinguishment of debt and credit facilities, net.

The following table reconciles total current debt held at Holdings to the total current and long-term debt held at Sirius XM as of December 31, 2013:

Carrying amount at December 31, 2013
Total current debt at Holdings	$507,774
Additional fair value associated with the Exchangeable Notes (a)	466,815
Total current debt at Sirius XM	$974,589
Total long-term debt	$3,093,821
Total debt at Sirius XM	$4,068,410

(a)
In connection with our corporate reorganization in November 2013, the Exchangeable Notes were amended such that the settlement of the conversion feature is into shares of Holdings' common stock and Holdings and Sirius XM became co-obligors with respect to the Exchangeable Notes. As of December 31, 2013, $466,815 was recorded to Sirius XM's consolidated balance sheet in Current maturities of long-term debt for the fair value of the Exchangeable Notes in excess of the carrying amount. Changes in fair value are recorded in Loss on fair value of debt and equity instruments within Sirius XM's consolidated statements of comprehensive income. We recognized $466,815 in Loss on fair value of debt and equity instruments during the year ended December 31, 2013. The additional fair value in excess of the carrying amount of this instrument is eliminated in Holdings' consolidated balance sheets and statements of comprehensive income.

Covenants and Restrictions

The Exchangeable Notes require compliance with certain covenants that restrict Holdings' and Sirius XM's ability to, among other things, (i) enter into certain transactions with affiliates and (ii) merge or consolidate with another person.

Under the Credit Facility, Sirius XM must comply with a maintenance covenant that it not exceed a total leverage ratio, calculated as total consolidated debt to consolidated operating cash flow, of 5.0 to 1.0. The Credit Facility and the 5.25% Notes generally require compliance with certain covenants that restrict Sirius XM's ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of Sirius XM's assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions.

The 4.25% Notes, 4.625% Notes, 5.75% Notes and 5.875% Notes are subject to covenants that, among other things, limit Sirius XM's ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate. In addition, each of these indentures restricts Sirius XM's non-guarantor subsidiaries' ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiary guaranteeing each such series of Notes on a pari passu basis.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

to grace periods where applicable. If an event of default occurs and is continuing, our debt could become immediately due and payable.

At December 31, 2013 and 2012, we were in compliance with our debt covenants.

(14)	Stockholders’ Equity

Common Stock, Holdings, par value $0.001 per share
As a result of our corporate reorganization in November 2013, all of the outstanding shares of Sirius XM's common stock were converted, on a share for share basis, into identical shares of common stock of Holdings. The certificate of incorporation, the bylaws, the executive officers and the board of directors of Holdings are the same as those of Sirius XM in effect immediately prior to the reorganization.

We were authorized to issue up to 9,000,000,000 shares of common stock as of December 31, 2013 and 2012. There were 6,096,220,526 and 5,262,440,085 shares of common stock issued and outstanding as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, approximately 562,534,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.

Stock Repurchase Program
Since December 2012, our board of directors has approved $4,000,000 for repurchases of our common stock. Our board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including transactions with Liberty Media and its affiliates.

On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500,000 of our common stock from Liberty Media. Pursuant to the agreement with Liberty Media, we repurchased $160,000 of our common stock from Liberty Media as of December 31, 2013. On January 23, 2014, we entered into an amendment to the agreement with Liberty Media to defer the previously scheduled $240,000 repurchase of shares of our common stock from Liberty Media from January 27, 2014 to April 25, 2014, the date of the final purchase installment under the agreement. As a result of this deferral, we expect to repurchase $340,000 of our shares of common stock from Liberty Media on April 25, 2014 at a price of $3.66 per share. We entered into this amendment at the request of the Special Committee of our board of directors that has been formed to review and evaluate the Liberty Media proposal. See “Note 1 - Recent Developments.”

The share repurchase agreement was transferred from Sirius XM to Holdings' effective November 15, 2013. Commitments under the share repurchase agreement are accounted for at fair value as a derivative, with changes in fair value recorded in Loss on change in value of derivatives within Holdings' consolidated statements of comprehensive income. Prior to November 15, 2013, changes in fair value were recorded to Loss on fair value of debt and equity instruments in Sirius XM's consolidated statements of comprehensive income.

We recognized $20,393 to Loss on change in value of derivatives in Holdings' consolidated statement of comprehensive income during the year ended December 31, 2013 for the share repurchase agreement, net of a $2,713 gain recognized to Loss on fair value of debt and equity instruments in Sirius XM's consolidated statements of comprehensive income.

During the year ended December 31, 2013, we repurchased 520,257,866 shares of our common stock for $1,762,360, including fees and commissions, on the open market and in privately negotiated transactions, including transactions with Liberty Media. All common stock repurchases were settled and retired as of December 31, 2013.

As of December 31, 2013, $2,237,640 remained available for purchase under our stock repurchase program.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Share Lending Arrangements
To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. and UBS AG London Branch in July 2008. All loaned shares were returned to us as of October 2011 and the share lending agreements were terminated.

We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs for our Exchangeable Notes of $12,745, $12,402 and $11,189 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the unamortized balance of the debt issuance costs was $12,701, with $12,423 recorded in Other current assets and $278 recorded in Related party current assets in our consolidated balance sheet. As of December 31, 2012, the unamortized balance of the debt issuance costs was $27,652, with $27,099 recorded in Deferred financing fees, net, and $553 recorded in Long-term related party assets. These costs will continue to be amortized until the debt is terminated. A portion of the unamortized debt issuance costs was recognized during the year ended December 31, 2013 in connection with conversions of the Exchangeable Notes.

Common Stock, Sirius XM, par value $0.001 per share
Due to our corporate reorganization in November 2013, 1,000 shares of common stock were authorized, issued and outstanding, and are owned by Holdings as of December 31, 2013.

Preferred Stock, Holdings, par value $0.001 per share
We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of December 31, 2013 and 2012, respectively.

There were 6,250,100 shares of Series B Preferred Stock issued and outstanding as of December 31, 2012 held by Liberty Media. In January 2013, Liberty Media converted its remaining shares of the Series B Preferred Stock into 1,293,509,076 shares of our common stock.

Warrants
We have issued warrants to purchase shares of our common stock in connection with distribution, programming and satellite purchase agreements. As of December 31, 2013 and 2012, approximately 18,455,000 warrants to acquire an equal number of shares of common stock were outstanding and fully vested. Warrants were included in our calculation of diluted net income per common share as the effect was dilutive for the year ended December 31, 2013. The warrants expire at various times through 2015. At December 31, 2013 and 2012, the weighted average exercise price of outstanding warrants was $2.55 per share. We did not incur warrant related expenses during the years ended December 31, 2013, 2012 or 2011.

			Number of Warrants Outstanding
			December 31,
(warrants in thousands)	Average Exercise Price	Expiration Date	2013	2012
NFL	$2.50	March 2015	16,667	16,667
Other distributors and programming providers	$3.00	June 2014	1,788	1,788
Total			18,455	18,455

In October 2012, 4,000,000 warrants held by a distributor expired.

(15)	Benefit Plans

We recognized share-based payment expense of $68,876, $63,822 and $51,622 for the years ended December 31, 2013, 2012 and 2011, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

2009 Long-Term Stock Incentive Plan
In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of December 31, 2013, approximately 82,806,000 shares of common stock were available for future grants under the 2009 Plan.

Other Plans
We maintain four other share-based benefit plans — the XM 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the XM 1998 Shares Award Plan and the XM Talent Option Plan. No further awards may be made under these plans and all outstanding awards are fully vested.

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.4%	0.8%	1.1%
Expected life of options — years	4.73	5.06	5.27
Expected stock price volatility	47%	49%	68%
Expected dividend yield	0%	0%	0%

We do not intend to pay regular dividends on our common stock. Accordingly, the dividend yield percentage used in the Black-Scholes-Merton option value is zero for all periods.

There were no options granted to third parties, other than non-employee members of our board of directors, during the years ended December 31, 2013, 2012 and 2011.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes stock option activity under our share-based plans for the years ended December 31, 2013, 2012 and 2011 (options in thousands):

	Options	Weighted- Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of January 1, 2011	401,870	$1.32
Granted	77,450	$1.80
Exercised	(13,300)	$0.87
Forfeited, cancelled or expired	(26,440)	$4.15
Outstanding as of December 31, 2011	439,580	$1.25
Granted	58,626	$2.53
Exercised	(214,199)	$0.59
Forfeited, cancelled or expired	(9,495)	$3.09
Outstanding as of December 31, 2012	274,512	$1.92
Granted	57,228	$3.59
Exercised	(61,056)	$1.31
Forfeited, cancelled or expired	(6,445)	$2.02
Outstanding as of December 31, 2013	264,239	$2.42	7.12	$327,398
Exercisable as of December 31, 2013	114,278	$2.26	5.29	$179,549

(1)
The weighted-average exercise price for options outstanding as of December 28, 2012 were adjusted in 2012 to reflect the reduction to the exercise price related to the December 2012 special cash dividend.

The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $1.48, $1.09 and $1.04, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $142,491, $399,794 and $13,408, respectively. In July 2013, we transitioned to a net-settlement method from a cashless option exercise method for stock options. During the year ended December 31, 2013, the number of shares which were issued in the market as a result of stock option exercises was 32,649,857.

We recognized share-based payment expense associated with stock options of $66,231, $60,299 and $48,038 for the years ended December 31, 2013, 2012 and 2011, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes the nonvested restricted stock award and restricted stock unit activity under our share-based plans for the years ended December 31, 2013, 2012 and 2011 (shares in thousands):

	Shares	Grant Date Fair Value
Nonvested as of January 1, 2011	2,397	$2.57
Granted	—	$—
Vested restricted stock awards	(1,854)	$3.30
Vested restricted stock units	(101)	$3.08
Forfeited	(21)	$3.05
Nonvested as of December 31, 2011	421	$1.46
Granted	8	$—
Vested restricted stock awards	—	$—
Vested restricted stock units	—	$—
Forfeited	—	$—
Nonvested as of December 31, 2012	429	$3.25
Granted	6,873	$3.59
Vested restricted stock units	(192)	$3.27
Forfeited	(126)	$3.61
Nonvested as of December 31, 2013	6,984	$3.58

The total intrinsic value of restricted stock and restricted stock units that vested during the years ended December 31, 2013, 2012 and 2011 was $605, $0 and $3,178, respectively. The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2013 was $3.59.

We recognized share-based payment expense associated with restricted stock awards and restricted stock units of $2,645, $0 and $543 during the years ended December 31, 2013, 2012 and 2011, respectively.

No restricted stock awards or restricted stock units were granted in 2011. In connection with the special cash dividend paid in December 2012, we granted 8,000 incremental restricted stock units to prevent the economic dilution of the holders of our restricted stock units. This grant did not result in any additional incremental share-based payment expense being recognized in 2012. There were no restricted stock units granted to third parties during the years ended December 31, 2013, 2012 and 2011.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options, restricted stock awards, restricted stock units and shares granted to employees and members of our board of directors at December 31, 2013 and 2012, net of estimated forfeitures, were $164,292 and $129,010, respectively. The total unrecognized compensation costs at December 31, 2013 are expected to be recognized over a weighted-average period of 3 years.

401(k) Savings Plan
We sponsor the Sirius XM Holdings Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in cash which is used to purchase shares of our common stock on the open market. Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions. During the year ended December 31, 2013 we contributed $4,181 to the Sirius XM Plan in fulfillment of our matching obligation. During the years ended December 31, 2012 and 2011, employer matching contributions were made in the form of shares of our common stock, resulting in share-based payment expense of $3,523 and $3,041, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(16)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
Debt obligations	$509,663	$7,359	$4,140	$460,799	$—	$2,650,000	$3,631,961
Cash interest payments	187,905	152,440	152,255	152,699	138,063	399,813	1,183,175
Satellite and transmission	37,849	13,993	4,321	3,404	3,992	16,524	80,083
Programming and content	245,069	218,373	96,737	72,837	60,150	108,333	801,499
Marketing and distribution	32,578	15,332	9,951	6,700	6,173	6,639	77,373
Satellite incentive payments	11,511	11,439	12,290	13,212	14,212	55,398	118,062
Operating lease obligations	38,181	43,053	36,860	30,475	28,825	221,626	399,020
Other	41,021	9,989	3,209	851	367	—	55,437
Total (1)	$1,103,777	$471,978	$319,763	$740,977	$251,782	$3,458,333	$6,346,610

(1)
The table does not include our reserve for uncertain tax positions, which at December 31, 2013 totaled $1,432, as the specific timing of any cash payments cannot be projected with reasonable certainty.

Debt obligations.    Debt obligations include principal payments on outstanding debt and capital lease obligations.

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

Marketing and distribution.    We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. Certain programming and content agreements also require us to purchase advertising on properties owned or controlled by the licensors. We also reimburse automakers for certain engineering and development costs associated with the incorporation of satellite radios into new vehicles they manufacture. In addition, in the event certain new products are not shipped by a distributor to its customers within 90 days of the distributor’s receipt of goods, we have agreed to purchase and take title to the product.

Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of four of our in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two satellites used in the XM system, XM-3 and XM-4, based on the expected operating performance exceeding their fifteen-year design life. Boeing may also be entitled to an additional $10,000 if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Space Systems/Loral, the manufacturer of six of our in-orbit satellites, may be entitled to future in-orbit performance payments with respect to three satellites, XM-5, FM-5 and FM-6, based on their expected operating performance exceeding their fifteen-year design life.

Operating lease obligations.    We have entered into both cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods. Total rent recognized in connection with leases for the years ended December 31, 2013, 2012 and 2011 was $39,228, $37,474 and $34,143, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

(17)	Income Taxes

Holdings
There is no current U.S. federal income tax provision, as all federal taxable income was offset by utilizing U.S. federal net operating loss carryforwards. The current state income tax provision is primarily related to taxable income in certain states that have suspended the ability to use net operating loss carryforwards. The current foreign income tax provision is primarily related to a reimbursement of foreign withholding taxes on royalty income between us and our Canadian affiliate.
Holdings files a consolidated federal income tax return with its wholly-owned subsidiaries. Income tax expense (benefit) attributable to Holdings consisted of the following:

	For the Years Ended December 31,
	2013	2012	2011
Current taxes:
Federal	$—	$—	$—
State	5,359	1,319	3,229
Foreign	(5,269)	2,265	2,741
Total current taxes	90	3,584	5,970
Deferred taxes:
Federal	211,044	(2,729,823)	3,991
State	48,743	(271,995)	4,273
Total deferred taxes	259,787	(3,001,818)	8,264
Total income tax expense (benefit)	$259,877	$(2,998,234)	$14,234

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The following table indicates the significant elements contributing to the difference between the federal tax expense (benefit) at the statutory rate and at our effective rate:

	For the Years Ended December 31,
	2013	2012	2011
Federal tax expense, at statutory rate	$222,982	$166,064	$154,418
State income tax expense, net of federal benefit	19,031	16,606	15,751
State income rate changes	8,666	2,251	3,851
Non-deductible expenses	9,545	477	457
Change in valuation allowance	(4,228)	(3,195,651)	(166,452)
Other, net	3,881	12,019	6,209
Income tax expense (benefit)	$259,877	$(2,998,234)	$14,234

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	For the Years Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$2,207,583	$2,493,239
GM payments and liabilities	1,984	80,742
Deferred revenue	606,430	511,700
Severance accrual	388	46
Accrued bonus	25,830	23,798
Expensed costs capitalized for tax	22,679	26,569
Loan financing costs	664	428
Investments	45,078	39,915
Stock based compensation	71,794	64,636
Other	31,735	34,705
Total deferred tax assets	3,014,165	3,275,778
Deferred tax liabilities:
Depreciation of property and equipment	(188,675)	(185,007)
FCC license	(778,152)	(772,550)
Other intangible assets	(233,983)	(165,227)
Total deferred tax liabilities	(1,200,810)	(1,122,784)
Net deferred tax assets before valuation allowance	1,813,355	2,152,994
Valuation allowance	(7,831)	(9,835)
Total net deferred tax asset	$1,805,524	$2,143,159
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences can be carried forward under tax law. Management's evaluation of the realizability of deferred tax assets considers both positive and negative evidence, including historical financial performance, scheduled reversal of deferred tax assets and liabilities, projected taxable income and tax planning strategies in making this assessment. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. The net deferred tax assets are primarily related to gross net operating loss carryforwards of approximately $5,828,461. In addition to the gross book net operating loss carryforwards, we have $702,187 of excess share-based compensation deductions that will not be realized until we utilize the $5,828,461 of net operating losses, resulting in an approximate gross operating loss carryforward on our tax return of $6,530,648.
For the year ended December 31, 2012, our deferred tax asset valuation allowance decreased by $3,350,905 in response to cumulative positive evidence in 2012 which outweighed the historical negative evidence from our emergence from

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

cumulative losses in recent years and updated assessments regarding that it was more likely than not that our deferred tax assets will be realized. As of December 31, 2013, the deferred tax asset valuation allowance of $7,831 relates to deferred tax assets that are not likely to be realized due to certain state net operating loss limitations and acquired net operating losses that we are not more likely than not going to utilize. These net operating loss carryforwards expire on various dates beginning in 2017 and ending in 2028.
As a result of the acquisition of the connected vehicle business of Agero, we established net current deferred tax assets of $767 and net non-current deferred tax liabilities of $78,127. The net non-current deferred tax liabilities are primarily due to intangible assets and the acquired separate return limitation year net operating losses of $4,340; of which $2,224 remain fully valued.
As of December 31, 2013 and 2012, the gross liability for income taxes associated with uncertain state tax positions was $1,432. If recognized, $1,432 of unrecognized tax benefits would affect the effective tax rate. This liability is recorded in Other long-term liabilities. No penalties have been accrued for.  We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2013 will significantly increase or decrease during the twelve-month period ending December 31, 2014; however, various events could cause our current expectations to change in the future. Should our position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in our consolidated statements of comprehensive income as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. We have recorded interest expense of $40 and $55 for the years ended December 31, 2013 and 2012, respectively, related to our unrecognized tax benefits presented below.
Changes in our uncertain income tax positions, from January 1 through December 31 are presented below:

	2013	2012
Balance, beginning of year	$1,432	$1,432
Additions for tax positions from prior years	—	—
Balance, end of year	$1,432	$1,432

We have federal and certain state income tax audits pending. We do not expect the ultimate disposition of these audits to have a material adverse affect on our financial position or results of operations.

The increased ownership in us by Liberty Media to over 50% of our outstanding common stock did not create a change of control under Section 382 of the Internal Revenue Code.

Sirius XM

Sirius XM and its wholly-owned subsidiaries are included in the consolidated federal income tax returns of Holdings. However, due to the differences in the Income before income taxes balances between Holdings and Sirius XM in our consolidated statements of comprehensive income, the following table shows the significant elements contributing to the difference between the federal tax expense (benefit) at the statutory rate and at Sirius XM's effective rate:

	For the Years Ended December 31,
	2013	2012	2011
Federal tax expense, at statutory rate	$67,684	$166,064	$154,418
State income tax expense, net of federal benefit	4,467	16,606	15,751
State income rate changes	8,666	2,251	3,851
Non-deductible expenses	699	477	457
Change in valuation allowance	(4,228)	(3,195,651)	(166,452)
Fair value of debt instrument	178,704	—	—
Other, net	3,885	12,019	6,209
Income tax expense (benefit)	$259,877	$(2,998,234)	$14,234

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(18)    Quarterly Financial Data--Unaudited

Our quarterly results of operations are summarized below:

	Sirius XM Holdings Inc.
	For the Three Months Ended
	March 31	June 30	September 30	December 31
2013
Total revenue	$897,398	$940,110	$961,509	$1,000,078
Cost of services	$(330,257)	$(331,465)	$(336,464)	$(396,304)
Income from operations	$246,931	$267,736	$284,529	$245,357
Net income	$123,602	$125,522	$62,894	$65,197
Net income per common share--basic (1)	$0.02	$0.02	$0.01	$0.01
Net income per common share--diluted (1)	$0.02	$0.02	$0.01	$0.01
2012
Total revenue	$804,722	$837,543	$867,360	$892,415
Cost of services	$(292,309)	$(293,975)	$(314,204)	$(328,882)
Income from operations	$199,238	$227,942	$231,749	$213,096
Net income	$107,774	$3,134,170	$74,514	$156,244
Net income per common share--basic (1)	$0.02	$0.49	$0.01	$0.02
Net income per common share--diluted (1)	$0.02	$0.48	$0.01	$0.02

(1)
The sum of quarterly net income per share applicable to common stockholders (basic and diluted) does not necessarily agree to the net income per share for the year due to the timing of common stock issuances.

	Sirius XM Radio Inc.
	For the Three Months Ended
	March 31	June 30	September 30	December 31
2013 (1)
Total revenue	$897,398	$940,110	$961,509	$1,000,078
Cost of services	$(330,257)	$(331,465)	$(336,464)	$(396,304)
Income from operations	$246,931	$267,736	$284,529	$245,357
Net income (loss) attributable to Sirius XM's sole stockholder	$123,602	$125,522	$62,894	$(378,512)
2012 (1)
Total revenue	$804,722	$837,543	$867,360	$892,415
Cost of services	$(292,309)	$(293,975)	$(314,204)	$(328,882)
Income from operations	$199,238	$227,942	$231,749	$213,096
Net income attributable to Sirius XM's sole stockholder	$107,774	$3,134,170	$74,514	$156,244

(1)	Net income per share for Sirius XM is not presented since Sirius XM is a wholly-owned subsidiary of Holdings.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
Schedule II - Schedule of Valuation and Qualifying Accounts

Holdings and Sirius XM:

(in thousands)	Balance January 1,	Charged to Expenses (Benefit)	Write-offs/ Payments/ Other	Balance December 31,
Description
2011
Allowance for doubtful accounts	$10,222	33,164	(33,454)	$9,932
Deferred tax assets—valuation allowance	$3,551,288	(166,452)	(24,096)	$3,360,740
2012
Allowance for doubtful accounts	$9,932	34,548	(32,769)	$11,711
Deferred tax assets—valuation allowance	$3,360,740	(3,195,651)	(155,254)	$9,835
2013
Allowance for doubtful accounts	$11,711	39,016	(41,649)	$9,078
Deferred tax assets—valuation allowance	$9,835	(4,228)	2,224	$7,831

EXHIBIT INDEX

Exhibit	Description

2.1
Certificate of Ownership and Merger, dated as of January 12, 2011, merging XM Satellite Radio Inc. with and into Sirius XM Radio Inc. (incorporated by reference to Exhibit 3.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on January 12, 2011).

2.2
Agreement and Plan of Merger, dated as of November 14, 2013, by and among Sirius XM Radio Inc., Sirius XM Holdings Inc. and Sirius XM Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 15, 2013).

3.1
Amended and Restated Certificate of Incorporation of Sirius XM Holdings Inc. (incorporated by reference to Exhibit 3.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 15, 2013).

3.2	Amended and Restated By-Laws of Sirius XM Holdings Inc. (incorporated by reference to Exhibit 3.2 to Holdings Current Report on Form 8-K filed on November 15, 2013).

3.3	Amended and Restated Certificate of Incorporation of Sirius XM Radio Inc., as amended (filed herewith).

3.4	Amended and Restated By-Laws of Sirius XM Radio Inc., as amended (filed herewith).

3.5
Certificate of Elimination of Series A Convertible Preferred Stock, Convertible Perpetual Preferred Stock, Series B-1, Convertible Perpetual Non-Voting Preferred Stock, Series B-2, and Series C Junior Preferred Stock of Sirius XM Radio Inc. (incorporated by reference to Exhibit 3.3 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 15, 2013).

4.1	Form of certificate for shares of Sirius XM Holdings Inc.’s common stock (filed herewith).

4.2
Indenture, dated as of August 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., Sirius Satellite Radio Inc. and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.80 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.3
Registration Rights Agreement, dated as of August 1, 2008, among Sirius Satellite Radio Inc., XM Satellite Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.81 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.4
Supplemental Indenture, dated as of April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.4 to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

4.5
Supplemental Indenture, dated as of January 12, 2011, by and among XM Satellite Radio Inc., Sirius XM Radio Inc., the guarantors named therein and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on January 12, 2011).

4.6
Supplemental Indenture, dated as of November 15, 2013, among Sirius XM Radio Inc., Sirius XM Holdings Inc., the guarantors named therein and The Bank of New York Mellon, as Trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 15, 2013).

4.7
Indenture, dated as of August 13, 2012, among Sirius XM Radio Inc., the guarantors thereto and U.S. Bank National Association, as trustee, relating to Sirius XM Radio Inc.’s 5.25% Senior Notes due 2022 (incorporated by reference to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on August 14, 2012).

4.8
Indenture, dated as of May 16, 2013, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on May 20, 2013).

Exhibit	Description
4.9
Indenture, dated as of May 16, 2013, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on May 20, 2013).

4.10
Indenture, dated as of August 1, 2013, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on August 1, 2013).

4.11
Indenture, dated as of September 24, 2013, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on September 25, 2013).

4.12
Form of Common Stock Purchase Warrant, dated as of January 27, 2009, issued by Sirius XM Radio Inc. to NFL Enterprises LLC (incorporated by reference to Exhibit 4.48 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.13	Sirius XM Holdings Inc.’s Assumption of NFL Enterprises LLC Warrant, dated as of November 15, 2013 (filed herewith).

4.14
Investment Agreement, dated as of February 17, 2009, between Sirius XM Radio Inc. and Liberty Radio LLC (incorporated by reference to Exhibit 4.55 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.15	Assignment and Assumption of Investment Agreement among Sirius XM Radio Inc., Sirius XM Holdings Inc. and Liberty Radio LLC, dated as of November 15, 2013 (filed herewith).

10.1
Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on December 10, 2012).

**10.2
Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

***10.3
Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

**10.4
Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3 (File No. 333-89132)).

10.5
Assignment and Novation Agreement, dated as of December 5, 2001, between XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

**10.6
Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

**10.7
Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 22, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.8
Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit	Description

**10.9
Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10
Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

*10.11
Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.12
Form of Stock Option Agreement between CD Radio Inc. and each Optionee (incorporated by reference to Exhibit 10.16.2 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

*10.13	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to CD Radio Inc.’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.14
XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.15
Form of Non-Qualified Stock Option Agreement pursuant to the XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.16
Form of Restricted Stock Agreement pursuant to the XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.17	Sirius XM Radio 401(k) Savings Plan, January 1, 2009 Restatement (incorporated by reference to Exhibit 10.30 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.18	Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.9 to Sirius XM Radio Inc.’s Registration Statement on Form S-8 (File No. 333- 160386)).

*10.19
Form of Director Non-Qualified Stock Option Agreement pursuant to the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

*10.20
Form of Non-Qualified Stock Option Agreement pursuant to the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

*10.21
Employment Agreement, dated as of July 21, 2011, between Sirius XM Radio Inc. and David J. Frear (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on July 22, 2011).

*10.22
Employment Agreement, dated as of August 23, 2011, between Sirius XM Radio Inc. and Dara F. Altman (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on August 24, 2011).

*10.23	Form of Option Award Agreement between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed October 16, 2009).

*10.24
Employment Agreement, dated as of April 29, 2013, between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K dated April 30, 2013).

*10.25
Employment Agreement, dated as of July 22, 2013, between Sirius XM Radio Inc. and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K dated July 23, 2013).

*10.26
Form of Option Award Agreement between Sirius XM Radio Inc. and Patrick L. Donnelly (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed January 15, 2010).

Exhibit	Description

*10.27
Employment Agreement, dated as of January 10, 2014, between Sirius XM Radio Inc. and Patrick L. Donnelly (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on January 14, 2014).

*10.28
Assignment and Assumption Agreement, dated as of November 15, 2013, among Sirius XM Holdings Inc. and Sirius XM Radio Inc. (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 15, 2013).

*10.29
Omnibus Amendment, dated November 15, 2013, to the XM Satellite Radio Holdings Inc. Talent Option Plan, the XM Satellite Radio Holdings Inc. 1998 Shares Award Plan, as amended, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan and the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan and their Related Stock Option Agreements, Restricted Stock Agreements and Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 15, 2013).

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

101.1
The following financial information from Sirius XM Holdings Inc. and Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) Combined Notes to Consolidated Financial Statements.

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

E-4