Form 10-Q
period 2014-03-31
SIRIUS XM HOLDINGS INC.
filed 2014-04-25
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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

Registrant’s telephone number, including area code: (212) 584-5100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 23, 2014)
COMMON STOCK, $0.001 PAR VALUE	6,033,782,973	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Revenue:
Subscriber revenue	$851,436	$783,342
Advertising revenue	22,214	20,211
Equipment revenue	23,978	18,156
Other revenue	100,083	75,689
Total revenue	997,711	897,398
Operating expenses:
Cost of services:
Revenue share and royalties	195,411	148,531
Programming and content	74,870	74,610
Customer service and billing	91,069	80,394
Satellite and transmission	21,380	19,695
Cost of equipment	7,804	7,027
Subscriber acquisition costs	123,022	116,111
Sales and marketing	76,327	65,899
Engineering, design and development	15,911	14,842
General and administrative	76,243	56,340
Depreciation and amortization	68,267	67,018
Total operating expenses	750,304	650,467
Income from operations	247,407	246,931
Other income (expense):
Interest expense, net of amounts capitalized	(54,092)	(46,174)
Interest and investment income	4,349	1,638
Loss on change in value of derivatives	(27,023)	—
Other income	95	247
Total other expense	(76,671)	(44,289)
Income before income taxes	170,736	202,642
Income tax expense	(76,748)	(79,040)
Net income	$93,988	$123,602
Foreign currency translation adjustment, net of tax	118	(172)
Total comprehensive income	$94,106	$123,430
Net income per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
Weighted average common shares outstanding:
Basic	6,094,784	6,259,803
Diluted	6,173,848	6,606,276

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,171	$134,805
Accounts receivable, net	103,872	103,937
Receivables from distributors	89,486	88,975
Inventory, net	18,987	13,863
Prepaid expenses	123,239	110,530
Related party current assets	5,143	9,145
Deferred tax asset	896,386	937,598
Other current assets	19,501	20,160
Total current assets	1,377,785	1,419,013
Property and equipment, net	1,571,460	1,594,574
Long-term restricted investments	5,718	5,718
Deferred financing fees, net	11,988	12,604
Intangible assets, net	2,685,978	2,700,062
Goodwill	2,203,409	2,204,553
Related party long-term assets	33,663	30,164
Long-term deferred tax asset	834,663	868,057
Other long-term assets	9,511	10,035
Total assets	$8,734,175	$8,844,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$558,756	$578,333
Accrued interest	57,376	42,085
Current portion of deferred revenue	1,623,668	1,586,611
Current portion of deferred credit on executory contracts	3,672	3,781
Current maturities of long-term debt	497,516	496,815
Current maturities of long-term related party debt	10,970	10,959
Related party current liabilities	47,536	20,320
Total current liabilities	2,799,494	2,738,904
Deferred revenue	146,830	149,026
Deferred credit on executory contracts	558	1,394
Long-term debt	2,943,202	3,093,821
Related party long-term liabilities	15,627	16,337
Other long-term liabilities	103,051	99,556
Total liabilities	6,008,762	6,099,038
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, undesignated, par value $0.001 (liquidation preference of $0.001 per share); 50,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.001; 9,000,000,000 shares authorized; 6,073,791,343 and 6,096,220,526 shares issued; 6,058,791,343 and 6,096,220,526 outstanding, at March 31, 2014 and December 31, 2013, respectively	6,074	6,096
Accumulated other comprehensive loss, net of tax	(190)	(308)
Additional paid-in capital	8,607,329	8,674,129
Treasury stock, at cost; 15,000,000 and 0 shares of common stock at March 31, 2014 and December 31, 2013, respectively	(47,613)	—
Accumulated deficit	(5,840,187)	(5,934,175)
Total stockholders’ equity	2,725,413	2,745,742
Total liabilities and stockholders’ equity	$8,734,175	$8,844,780

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Convertible Perpetual Preferred Stock, Series B-1		Common Stock				Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2013	—	$—	6,096,220,526	$6,096	$(308)	$8,674,129	—	$—	$(5,934,175)	$2,745,742
Comprehensive income, net of tax	—	—	—	—	118	—	—	—	93,988	94,106
Share-based payment expense	—	—	—	—	—	18,240	—	—	—	18,240
Exercise of options and vesting of restricted stock units	—	—	2,070,817	2	—	257	—	—	—	259
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	—	—	(4,252)	—	—	—	(4,252)
Common stock repurchased	—	—	—	—	—	—	39,500,000	(128,682)	—	(128,682)
Common stock retired	—	—	(24,500,000)	(24)	—	(81,045)	(24,500,000)	81,069	—	—
Balance at March 31, 2014	—	$—	6,073,791,343	$6,074	$(190)	$8,607,329	15,000,000	$(47,613)	$(5,840,187)	$2,725,413
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$93,988	$123,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,267	67,018
Non-cash interest expense, net of amortization of premium	5,231	5,442
Provision for doubtful accounts	10,634	11,410
Amortization of deferred income related to equity method investment	(694)	(694)
Gain on unconsolidated entity investments, net	(4,326)	(1,345)
Dividend received from unconsolidated entity investment	4,222	9,674
Loss on disposal of assets	196	124
Loss on change in value of derivatives	27,023	—
Share-based payment expense	18,240	14,518
Deferred income taxes	74,565	83,631
Other non-cash purchase price adjustments	(945)	(70,459)
Changes in operating assets and liabilities:
Accounts receivable	(10,569)	(13,143)
Receivables from distributors	(511)	1,663
Inventory	(5,124)	5,242
Related party assets	654	26
Prepaid expenses and other current assets	(15,682)	(51,815)
Other long-term assets	522	1,730
Accounts payable and accrued expenses	(68,168)	(97,537)
Accrued interest	15,291	31,054
Deferred revenue	34,861	47,480
Related party liabilities	177	5,891
Other long-term liabilities	3,538	(4,597)
Net cash provided by operating activities	251,390	168,915
Cash flows from investing activities:
Additions to property and equipment	(28,601)	(26,434)
Acquisition of business, net of cash acquired	1,144	—
Net cash used in investing activities	(27,457)	(26,434)
Cash flows from financing activities:
Proceeds from exercise of stock options	259	10,946
Taxes paid in lieu of shares issued for stock-based compensation	(4,229)	—
Repayment of long-term borrowings and revolving credit facility	(152,528)	(1,933)
Common stock repurchased and retired	(81,069)	(465,712)
Net cash used in financing activities	(237,567)	(456,699)
Net decrease in cash and cash equivalents	(13,634)	(314,218)
Cash and cash equivalents at beginning of period	134,805	520,945
Cash and cash equivalents at end of period	$121,171	$206,727
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$30,687	$2,928
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	719	—
Conversion of Series B preferred stock to common stock	—	1,293
Treasury stock not yet settled	47,613	27,923
Conversion of 7% Exchangeable Notes to common stock, net of debt issuance and deferred financing costs	—	45,097
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Sirius XM Holdings Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Revenue:
Subscriber revenue	$851,436	$783,342
Advertising revenue	22,214	20,211
Equipment revenue	23,978	18,156
Other revenue	100,083	75,689
Total revenue	997,711	897,398
Operating expenses:
Cost of services:
Revenue share and royalties	195,411	148,531
Programming and content	74,870	74,610
Customer service and billing	91,069	80,394
Satellite and transmission	21,380	19,695
Cost of equipment	7,804	7,027
Subscriber acquisition costs	123,022	116,111
Sales and marketing	76,327	65,899
Engineering, design and development	15,911	14,842
General and administrative	76,243	56,340
Depreciation and amortization	68,267	67,018
Total operating expenses	750,304	650,467
Income from operations	247,407	246,931
Other income (expense):
Interest expense, net of amounts capitalized	(54,092)	(46,174)
Interest and investment income	4,349	1,638
Gain on change in fair value of debt instruments	89,110	—
Other income	95	247
Total other income (expense)	39,462	(44,289)
Income before income taxes	286,869	202,642
Income tax expense	(76,748)	(79,040)
Net income attributable to Sirius XM Radio Inc.'s sole stockholder	$210,121	$123,602
Foreign currency translation adjustment, net of tax	118	(172)
Total comprehensive income attributable to Sirius XM Radio Inc.'s sole stockholder	$210,239	$123,430

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Sirius XM Holdings Inc.)
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,171	$134,805
Accounts receivable, net	103,872	103,937
Receivables from distributors	89,486	88,975
Inventory, net	18,987	13,863
Prepaid expenses	123,239	110,530
Related party current assets	126,295	15,861
Deferred tax asset	896,386	937,598
Other current assets	19,501	20,160
Total current assets	1,498,937	1,425,729
Property and equipment, net	1,571,460	1,594,574
Long-term restricted investments	5,718	5,718
Deferred financing fees, net	11,988	12,604
Intangible assets, net	2,685,978	2,700,062
Goodwill	2,203,409	2,204,553
Related party long-term assets	33,663	30,164
Long-term deferred tax asset	834,663	868,057
Other long-term assets	9,511	10,035
Total assets	$8,855,327	$8,851,496
LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable and accrued expenses	$558,756	$578,332
Accrued interest	45,654	42,085
Current portion of deferred revenue	1,623,668	1,586,611
Current portion of deferred credit on executory contracts	3,672	3,781
Current maturities of long-term debt	886,943	963,630
Current maturities of long-term related party debt	10,970	10,959
Related party current liabilities	4,811	4,618
Total current liabilities	3,134,474	3,190,016
Deferred revenue	146,830	149,026
Deferred credit on executory contracts	558	1,394
Long-term debt	2,943,202	3,093,821
Related party long-term liabilities	15,627	16,337
Other long-term liabilities	103,051	99,556
Total liabilities	6,343,742	6,550,150
Commitments and contingencies (Note 16)
Stockholder equity:
Preferred stock, undesignated, par value $0.001 (liquidation preference of $0.001 per share); 50,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.001; 9,000,000,000 shares authorized and 1,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Accumulated other comprehensive loss, net of tax	(190)	(308)
Additional paid-in capital	8,679,538	8,679,538
Accumulated deficit	(6,167,763)	(6,377,884)
Total stockholder equity	2,511,585	2,301,346
Total liabilities and stockholder equity	$8,855,327	$8,851,496

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Sirius XM Holdings Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY
(UNAUDITED)

	Convertible Perpetual Preferred Stock, Series B-1		Common Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder Equity
Balance at December 31, 2013	—	$—	1,000	$—	$(308)	$8,679,538	$(6,377,884)	$2,301,346
Comprehensive income, net of tax	—	—	—	—	118	—	210,121	210,239
Balance at March 31, 2014	—	$—	1,000	$—	$(190)	$8,679,538	$(6,167,763)	$2,511,585
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Sirius XM Holdings Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$210,121	$123,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,267	67,018
Non-cash interest expense, net of amortization of premium	5,231	5,442
Provision for doubtful accounts	10,634	11,410
Amortization of deferred income related to equity method investment	(694)	(694)
Gain on unconsolidated entity investments, net	(4,326)	(1,345)
Dividend received from unconsolidated entity investment	4,222	9,674
Loss on disposal of assets	196	124
Gain on change in fair value of debt instruments	(89,110)	—
Share-based payment expense	18,240	14,518
Deferred income taxes	74,566	83,631
Other non-cash purchase price adjustments	(945)	(70,459)
Changes in operating assets and liabilities:
Accounts receivable	(10,569)	(13,143)
Receivables from distributors	(511)	1,663
Inventory	(5,124)	5,242
Related party assets	(132,022)	26
Prepaid expenses and other current assets	(15,682)	(51,815)
Other long-term assets	522	1,730
Accounts payable and accrued expenses	(20,532)	(97,537)
Accrued interest	15,291	31,054
Deferred revenue	34,861	47,480
Related party liabilities	177	5,891
Other long-term liabilities	3,538	(4,597)
Net cash provided by operating activities	166,351	168,915
Cash flows from investing activities:
Additions to property and equipment	(28,601)	(26,434)
Acquisition of business, net of cash acquired	1,144	—
Net cash used in investing activities	(27,457)	(26,434)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	10,946
Repayment of long-term borrowings and revolving credit facility	(152,528)	(1,933)
Common stock repurchased and retired	—	(465,712)
Net cash used in financing activities	(152,528)	(456,699)
Net decrease in cash and cash equivalents	(13,634)	(314,218)
Cash and cash equivalents at beginning of period	134,805	520,945
Cash and cash equivalents at end of period	$121,171	$206,727
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
(a wholly-owned subsidiary of Sirius XM Holdings Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$30,687	$2,928
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	719	—
Conversion of Series B preferred stock to common stock	—	1,293
Conversion of 7% Exchangeable Notes to common stock, net of debt issuance and deferred financing costs	—	45,097
See accompanying notes to the unaudited consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(1)	Business & Basis of Presentation

Business
This Quarterly Report on Form 10-Q presents information for Sirius XM Holdings Inc. (“Holdings”) and also contains the financial results of Sirius XM Radio Inc. (“Sirius XM”) on a combined basis. The terms “we,” “us,” “our,” and “our company” as used herein and unless otherwise stated or indicated by context, refers to Sirius XM Radio Inc. and its subsidiaries prior to the corporate reorganization described below and to Sirius XM Holdings Inc. and its subsidiaries after such corporate reorganization.
Sirius XM Holdings Inc.
Effective November 15, 2013, we completed a corporate reorganization. As part of the reorganization, Holdings replaced Sirius XM as our publicly held corporation and Sirius XM became a wholly-owned subsidiary of Holdings. Holdings was incorporated in the State of Delaware on May 21, 2013. Holdings has no operations independent of its subsidiary Sirius XM.

Liberty Media Corporation beneficially owns, directly and indirectly, over 50% of the outstanding shares of our common stock. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries, Atlanta National League Baseball Club, Inc. and TruePosition, Inc., its interests in Charter Communications, Live Nation Entertainment and minority equity investments in Time Warner Inc., Time Warner Cable and Viacom.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements presented in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Our financial statements include the consolidated accounts for Holdings and subsidiaries and the accompanying consolidated financial statements of Sirius XM and subsidiaries, whose operating results and financial position are consolidated into Holdings. The unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive income for Holdings, and combined footnotes, are essentially identical to the unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive income for Sirius XM, with the following exceptions:

•
The fair value of the remaining obligations under the share repurchase agreement with Liberty Media is recorded in Holdings' unaudited consolidated balance sheets, with changes in fair value recorded in Holdings' unaudited statements of comprehensive income. Refer to Note 14 for additional information related to the share repurchase agreement.

•
The fair value in excess of the carrying amount associated with the conversion feature for the 7% Exchangeable Senior Subordinated Notes due 2014 is recorded in Sirius XM's unaudited consolidated balance sheets, with changes in fair value recorded in Sirius XM's unaudited statements of comprehensive income. This is eliminated in Holdings' unaudited consolidated balance sheets and unaudited statements of comprehensive income.

•
As a result of our corporate reorganization effective November 15, 2013, all of the outstanding shares of Sirius XM's common stock were converted, on a share for share basis, into identical shares of common stock of Holdings.

With the exception of the items noted above, all significant intercompany transactions and balances between Holdings and Sirius XM and their respective consolidated subsidiaries are eliminated in both sets of unaudited consolidated financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 have been made.

Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 4, 2014.

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements. For a discussion of subsequent events refer to Note 18.
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

On November 4, 2013, we purchased all of the outstanding shares of the capital stock of the connected vehicle business of Agero, Inc. ("Agero"). The transaction was accounted for using the acquisition method of accounting. During the three months ended March 31, 2014, the working capital calculation associated with this transaction was finalized, resulting in a decrease of $1,144 to the original purchase price and Goodwill. As of March 31, 2014, our Goodwill balance associated with the acquisition was $388,318. No other assets or liabilities have been adjusted as a result of the final working capital calculation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(3)	Summary of Significant Accounting Policies

Fair Value of Financial Instruments
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of March 31, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.

Our assets and liabilities measured at fair value are as follows:

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Sirius XM Canada Holdings Inc. ("Sirius XM Canada") - investment (a)	$369,800	—	—	$369,800	$432,200	—	—	$432,200
Sirius XM Canada - fair value of host contract of debenture (b)	$—	—	—	$—	$—	—	3,641	$3,641
Sirius XM Canada - fair value of embedded derivative of debenture (b)	$—	—	—	$—	$—	—	57	$57
Liabilities:
Debt (c)	$—	3,905,871	—	$3,905,871	$—	4,066,755	—	$4,066,755
Share Repurchase Agreement (d)	$—	42,725	—	$42,725	$—	15,702	—	$15,702

(a)	This amount approximates fair value. The carrying value of our investment in Sirius XM Canada was $30,691 and $26,972 as of March 31, 2014 and December 31, 2013, respectively.

(b)
As of December 31, 2013, we held an investment in CAD $4,000 face value of 8% convertible unsecured subordinated debentures issued by Sirius XM Canada for which the embedded conversion feature was bifurcated from the host contract. Sirius XM Canada redeemed and converted the debentures during the three months ended March 31, 2014.

(c)
The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. Refer to Note 13 for information related to the carrying value of debt as of March 31, 2014 and December 31, 2013.

(d)
The fair value of the share repurchase agreement is determined using observable inputs, including the U.S. spot LIBOR curve and other available market data. The fair value of the derivative associated with the share repurchase agreement with Liberty Media is recorded in Holdings' unaudited consolidated balance sheets in Related party current liabilities, with changes in fair value recorded to Holdings' unaudited statements of comprehensive income.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss of $190 at March 31, 2014 was primarily comprised of the cumulative foreign currency translation adjustments related to our interest in Sirius XM Canada. During the three months ended March 31, 2014, we recorded a foreign currency translation adjustment of $118. In addition, during the three months ended March 31, 2014, upon the redemption and conversion of the 8% convertible unsecured subordinated debentures issued by Sirius XM Canada, we reclassified $223, net of tax, of previously recognized foreign translation losses out of Accumulated other comprehensive loss and into Interest and investment income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(4)	Earnings per Share

Holdings
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three months ended March 31, 2014. In 2013, we utilized the two-class method in calculating basic net income per common share, as our Series B Preferred Stock was considered to be participating securities through January 18, 2013. On January 18, 2013, Liberty Media converted its remaining 6,250,100 outstanding shares of Sirius XM Series B Preferred Stock into 1,293,509,076 shares of common stock.

Common stock equivalents of approximately 386,975,000 and 349,681,000 for the three months ended March 31, 2014 and 2013, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Numerator:
Net income	$93,988	$123,602
Less:
Allocation of undistributed income to Series B Preferred Stock	—	(4,905)
Net income available to common stockholders for basic net income per common share	$93,988	$118,697
Add back:
Allocation of undistributed income to Series B Preferred Stock	—	4,905
Net income available to common stockholders for diluted net income per common share	$93,988	$123,602
Denominator:
Weighted average common shares outstanding for basic net income per common share	6,094,784	6,259,803
Weighted average impact of assumed Series B Preferred Stock conversion	—	258,702
Weighted average impact of other dilutive equity instruments	79,064	87,771
Weighted average shares for diluted net income per common share	6,173,848	6,606,276
Net income per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Sirius XM
Net income per share for Sirius XM is not presented since Sirius XM is a wholly-owned subsidiary of Holdings.

(5)	Accounts Receivable, net

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Accounts receivable, net, consists of the following:

	March 31, 2014	December 31, 2013
Gross accounts receivable	$111,315	$113,015
Allowance for doubtful accounts	(7,443)	(9,078)
Total accounts receivable, net	$103,872	$103,937

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

	March 31, 2014	December 31, 2013
Billed	$40,056	$38,532
Unbilled	49,430	50,443
Total	$89,486	$88,975

(6)	Inventory, net

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

Inventory, net, consists of the following:

	March 31, 2014	December 31, 2013
Raw materials	$14,269	$12,358
Finished goods	18,439	15,723
Allowance for obsolescence	(13,721)	(14,218)
Total inventory, net	$18,987	$13,863

(7)	Goodwill

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

As of March 31, 2014, there were no indicators of impairment, and no impairment loss was recorded for goodwill during the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014, the working capital calculation associated with our acquisition of the connected vehicle business of Agero was finalized, resulting in a decrease of $1,144 to the original purchase price and Goodwill. As of March 31, 2014, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the "Merger") between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. ("XM"), was $4,766,190, which was recognized during the year ended December 31, 2008.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(8)	Intangible Assets

We recorded intangible assets at fair value related to the Merger that were formerly held by XM Satellite Radio Holdings Inc. In November 2013, we recorded intangible assets at fair value as a result of the acquisition of the connected vehicle business of Agero. Our intangible assets include the following:

		March 31, 2014			December 31, 2013
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Due to the Merger:
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(280,298)	99,702	380,000	(271,372)	108,628
Licensing agreements	9.1 years	45,289	(20,525)	24,764	45,289	(19,604)	25,685
Proprietary software	6 years	16,552	(13,531)	3,021	16,552	(13,384)	3,168
Developed technology	10 years	2,000	(1,133)	867	2,000	(1,083)	917
Leasehold interests	7.4 years	132	(101)	31	132	(96)	36
Due to acquisition of connected vehicle business of Agero:
Definite life intangible assets:
OEM relationships	15 years	220,000	(6,111)	213,889	220,000	(2,444)	217,556
Proprietary software	10 years	10,663	(613)	10,050	10,663	(245)	10,418
Total intangible assets		$3,008,290	$(322,312)	$2,685,978	$3,008,290	$(308,228)	$2,700,062

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
XM-2 (2)
XM-3	2021
XM-4	2014
XM-5	2018

(1)
The FCC license for our FM-6 satellite will be issued for a period of eight years, beginning on the date we certify to the FCC that the satellite has been successfully placed into orbit and that the operations of the satellite fully conform to the terms and conditions of the space station radio authorization.

(2)
The FCC license for our XM-2 satellite expired on March 31, 2014. The FCC has granted us special temporary authority for six months to operate our XM-2 satellite and prepare it for deorbiting maneuvers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of March 31, 2014, there were no legal, regulatory or contractual limitations associated with the XM trademark.

Our annual impairment assessment of our indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As March 31, 2014, there were no indicators of impairment, and no impairment loss was recorded for intangible assets with indefinite lives during the three months ended March 31, 2014 and 2013.

Definite Life Intangible Assets
Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis. The fair value of the OEM relationships and proprietary software acquired from the acquisition of the connected vehicle business of Agero are being amortized over their estimated weighted average useful lives of 15 and 10 years, respectively.

Amortization expense for all definite life intangible assets was $14,084 and $12,591 for the three months ended March 31, 2014 and 2013, respectively. Expected amortization expense for the remaining period in 2014, each of the fiscal years 2015 through 2018 and for periods thereafter is as follows:

Year ending December 31,	Amount
2014 (remaining)	$40,932
2015	51,700
2016	48,545
2017	34,882
2018	19,463
Thereafter	156,802
Total definite life intangible assets, net	$352,324

(9)	Interest Costs

We capitalized a portion of the interest on funds borrowed as part of the cost of constructing our satellites and related launch vehicles. We capitalized interest associated with our FM-6 satellite and related launch vehicle through its placement into orbit during the fourth quarter of 2013. We also incurred interest costs on our debt instruments and on our satellite incentive agreements. The following is a summary of our interest costs:

	For the Three Months Ended March 31,
	2014	2013
Interest costs charged to expense	$54,092	$46,174
Interest costs capitalized	206	7,970
Total interest costs incurred	$54,298	$54,144

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $5,231 and $5,442 for the three months ended March 31, 2014 and 2013, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(10)	Property and Equipment

Property and equipment, net, consists of the following:

	March 31, 2014	December 31, 2013
Satellite system	$2,407,423	$2,407,423
Terrestrial repeater network	106,895	109,367
Leasehold improvements	47,676	46,173
Broadcast studio equipment	59,122	59,020
Capitalized software and hardware	310,248	298,267
Satellite telemetry, tracking and control facilities	64,143	63,944
Furniture, fixtures, equipment and other	67,165	67,275
Land	38,411	38,411
Building	58,849	58,662
Construction in progress	119,523	103,148
Total property and equipment	3,279,455	3,251,690
Accumulated depreciation and amortization	(1,707,995)	(1,657,116)
Property and equipment, net	$1,571,460	$1,594,574

Construction in progress consists of the following:

	March 31, 2014	December 31, 2013
Satellite system	$12,085	$11,879
Terrestrial repeater network	37,304	30,078
Capitalized software	47,540	39,924
Other	22,594	21,267
Construction in progress	$119,523	$103,148

Depreciation expense on property and equipment was $54,183 and $54,427 for the three months ended March 31, 2014 and 2013, respectively. We retired property and equipment of $3,500 and $12,656 and recognized a loss on the disposal of assets of $196 and $124 during the three months ended March 31, 2014 and 2013, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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
* Satellite was fully depreciated as of March 31, 2014 but is still in operation.

We own five orbiting satellites for use in the Sirius system and five orbiting satellites for use in the XM system. Four of these satellites were manufactured by Boeing Satellite Systems International, Inc., and six were manufactured by Space Systems/Loral.

(11)	Related Party Transactions

We had the following related party balances at March 31, 2014 and December 31, 2013:

	Related party current assets		Related party long-term assets		Related party current liabilities		Related party long-term liabilities		Related party current debt
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Liberty Media	$205	$278	$—	$—	$42,982	$15,766	$—	$—	$10,970	$10,959
Sirius XM Canada	4,938	8,867	31,245	27,619	4,554	4,554	15,627	16,337	—	—
M-Way	—	—	2,418	2,545	—	—	—	—	—	—
Total	$5,143	$9,145	$33,663	$30,164	$47,536	$20,320	$15,627	$16,337	$10,970	$10,959

Liberty Media
Since January 2013, Liberty Media has beneficially owned, directly and indirectly, over 50% of our outstanding common stock. We are a "controlled company" for the purposes of the NASDAQ corporate governance requirements. Two current Liberty Media executives and one Liberty Media director are members of our board of directors. Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500,000 of our common stock from Liberty Media. Pursuant to that agreement with Liberty Media, we repurchased $160,000 of our common stock from Liberty Media in 2013. On January 23, 2014, we entered into an amendment to the agreement with Liberty Media to defer the previously scheduled $240,000 repurchase of shares of our common stock from Liberty Media from January 27, 2014 to April 25, 2014, the date of the final purchase installment under the agreement. On April 25, 2014, we completed the final purchase installment and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Liberty Media has advised us that as of March 31, 2014 and December 31, 2013 it also owned the following:

	March 31, 2014	December 31, 2013
7% Exchangeable Senior Subordinated Notes due 2014	$11,000	$11,000
Less: discounts	30	41
Total carrying value of debt	$10,970	$10,959

As of March 31, 2014 and December 31, 2013, we recorded $257 and $64, respectively, related to accrued interest with Liberty Media to Related party current liabilities. The fair value of the derivative associated with the share repurchase agreement with Liberty Media was $42,725 and $15,702 as of March 31, 2014 and December 31, 2013, respectively, and is recorded in Holdings' unaudited consolidated balance sheets in Related party current liabilities. There were certain terms in the forward purchase contract that could cause the obligation not to be fulfilled. As a result, the instrument is a liability and is marked to fair value with any gain or loss recorded to Holdings' unaudited consolidated statements of comprehensive income. We recognized Interest expense associated with debt held by Liberty Media of $277 and $4,677 for the three months ended March 31, 2014 and 2013, respectively.

Sirius XM Canada
We own approximately 47,300,000 Class A shares on a converted basis of Sirius XM Canada representing a 37.0% equity interest and a 25.0% voting interest.

We had the following Related party current asset balances attributable to Sirius XM Canada at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Deferred programming costs and accrued interest	$1,152	$2,782
Chip set and other services reimbursement	3,786	2,387
Fair value of host contract of debenture	—	3,641
Fair value of embedded derivative of debenture	—	57
Total	$4,938	$8,867

We provide Sirius XM Canada with chip sets and other services and we are reimbursed for these costs.

We held an investment in CAD $4,000 face value of 8% convertible unsecured subordinated debentures issued by Sirius XM Canada for which the embedded conversion feature was bifurcated from the host contract. The host contract was accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive income (loss), net of tax. The embedded conversion feature was accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income. Sirius XM Canada redeemed the debentures during the three months ended March 31, 2014, which resulted in the issuance to us of 675,675 shares of Sirius XM Canada common stock and an increase in our investment balance of $5,125. This conversion also resulted in a gain of $1,251 recorded to Interest and investment income during the three months ended March 31, 2014, related to the fair value received in excess of the carrying value as of the date of conversion.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Related party long-term asset balances attributable to Sirius XM Canada consisted of the following:

	March 31, 2014	December 31, 2013
Non-interest bearing note, principal	$364	$376
Investment balance*	30,691	26,972
Deferred programming costs and other receivables	190	271
Total	$31,245	$27,619
* The investment balance included equity method goodwill and intangible assets of $25,798 and $26,161 as of March 31, 2014 and December 31, 2013, respectively.

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

Sirius XM Canada declared quarterly dividends to us of $4,445 and $3,752 during the three months ended March 31, 2014 and 2013, respectively, which were recorded as a reduction to our investment balance in Sirius XM Canada.

Related party liabilities attributable to Sirius XM Canada consisted of the following:

	March 31, 2014	December 31, 2013
Deferred revenue for NHL licensing fees	$1,500	$1,500
Carrying value of deferred revenue	18,272	18,966
Deferred revenue for software licensing fees and other	409	425
Total	$20,181	$20,891

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

We recorded the following revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended March 31,
	2014	2013
Royalty income	$9,060	$8,469
Amortization of Sirius XM Canada deferred income	694	694
Licensing fee revenue	1,500	1,171
Advertising and other reimbursements	106	415
Streaming revenue	421	—
Total revenue from Sirius XM Canada	$11,781	$10,749

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Our share of net earnings or losses of Sirius XM Canada are recorded to Interest and investment income in our unaudited consolidated statements of comprehensive income on a one month lag. Our share of Sirius XM Canada’s net income was $4,689 and $1,708 for the three months ended March 31, 2014 and 2013, respectively. We recorded amortization expense related to the equity method intangible assets of $363 for the three months ended March 31, 2014 and 2013.

M-Way
As part of the acquisition of the connected vehicle business of Agero in November 2013, we acquired a 30% ownership in M-Way Solutions GmbH ("M-Way"), a German mobile software solutions provider, which is accounted for utilizing the equity method of accounting. We also acquired an option to purchase the remaining 70% ownership of M-Way which expires in 2017.

We have recorded $2,418 for our investment in M-Way in Related party long-term assets on our unaudited consolidated balance sheets. Our share of net earnings or losses of M-Way are recorded to Interest and investment income in our unaudited consolidated statements of comprehensive income on a one month lag. Our share of M-Way's net loss was $127 for the three months ended March 31, 2014.

(12)	Investments

Long Term Restricted Investments
Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of our office space. As of March 31, 2014 and December 31, 2013 our Long-term restricted investments were $5,718.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(13)	Debt

Our debt as of March 31, 2014 and December 31, 2013 consisted of the following:

						Carrying value at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount	March 31, 2014	December 31, 2013
Sirius XM (a)(b)	August 2008	7% Exchangeable Senior Subordinated Notes (the "Exchangeable Notes")	December 1, 2014	semi-annually on June 1 and December 1	$502,370	$500,979	$500,481
Sirius XM (a)(c)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November 15	500,000	494,986	494,809
Sirius XM (a)(c)	September 2013	5.875% Senior Notes (the "5.875% Notes")	October 1, 2020	semi-annually on April 1 and October 1	650,000	643,128	642,914
Sirius XM (a)(c)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	600,000	594,644	594,499
Sirius XM (a)(c)(d)	August 2012	5.25% Senior Secured Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	400,000	394,770	394,648
Sirius XM (a)(c)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May15 and November 15	500,000	494,767	494,653
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	December 5, 2017	variable fee paid quarterly	1,250,000	310,000	460,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	18,414	19,591
Total Debt						3,451,688	3,601,595
Less: total current maturities (f)						508,486	507,774
Total long-term debt						$2,943,202	$3,093,821

(a)	The carrying value of the notes are net of the remaining unamortized original issue discount.

(b)
Sirius XM and Holdings are co-obligors with respect to the Exchangeable Notes. The Exchangeable Notes are senior subordinated obligations and rank junior in right of payment to our existing and future senior debt and equally in right of payment with our existing and future senior subordinated debt. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under these notes on a senior subordinated basis. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of our common stock at an exchange rate of 543.1372 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an approximate exchange price of $1.841 per share of common stock. During the three months ended March 31, 2014 and 2013, the common stock reserved for conversion in connection with the Exchangeable Notes was considered to be anti-dilutive in our calculation of diluted net income per share.

(c)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

(d)
On April 10, 2014, we entered into a supplemental indenture to the indenture governing the 5.25% Notes pursuant to which we agreed to grant a first priority lien on substantially all of the assets of Sirius XM and the guarantors to the holders of the Notes. The liens securing the 5.25% Notes are equal and ratable to the liens granted over such assets to secure the Credit Facility.

(e)
In December 2012, Sirius XM entered into a five-year Credit Facility with a syndicate of financial institutions for $1,250,000. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries. Borrowings under the Credit Facility are used for working capital and other general corporate purposes, including dividends, financing of acquisitions and share repurchases. Interest on borrowings is payable on a quarterly basis and accrues at a rate based on LIBOR plus an applicable rate. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility and is payable on a quarterly basis. The variable rate for the Credit Facility was 0.35% per annum as of March 31, 2014. As of March 31, 2014, $940,000 was available for future borrowing under the Credit Facility. Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets as of March 31, 2014 due to the long-term maturity of this debt.

(f)	This balance includes $10,970 and $10,959 in related party current maturities as of March 31, 2014 and December 31, 2013, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

The following table reconciles total current debt held at Holdings to the total current and long-term debt held at Sirius XM as of March 31, 2014 and December 31, 2013:

	Carrying value at
	March 31, 2014	December 31, 2013
Total current debt at Holdings	$508,486	$507,774
Fair value in excess of carrying value associated with the Exchangeable Notes (a)	389,427	466,815
Total current debt at Sirius XM	$897,913	$974,589
Total long-term debt	$2,943,202	$3,093,821
Total debt at Sirius XM	$3,841,115	$4,068,410

(a)
In connection with our corporate reorganization in November 2013, the Exchangeable Notes were amended such that the settlement of the conversion feature is into shares of Holdings' common stock and Holdings and Sirius XM became co-obligors with respect to the Exchangeable Notes. The fair value of the Exchangeable Notes in excess of the carrying amount is recorded to Sirius XM's unaudited consolidated balance sheets in Current maturities of long-term debt. Changes in fair value are recorded in Gain on change in fair value of debt instruments within Sirius XM's unaudited consolidated statements of comprehensive income. We recognized $89,110 to Gain on change in fair value of debt instruments during the three months ended March 31, 2014. The fair value in excess of the carrying value of this instrument is eliminated in Holdings' unaudited consolidated balance sheets and unaudited statements of comprehensive income.

Covenants and Restrictions

The Exchangeable Notes require compliance with certain covenants that restrict Holdings' and Sirius XM's ability to, among other things, (i) enter into certain transactions with affiliates and (ii) merge or consolidate with another person.

Under the Credit Facility, Sirius XM must comply with a debt maintenance covenant that it not exceed a total leverage ratio, calculated as total consolidated debt to consolidated operating cash flow, of 5.0 to 1.0. The Credit Facility generally requires compliance with certain covenants that restrict Sirius XM's ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of Sirius XM's assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions.

The indentures for our other notes restrict Sirius XM's non-guarantor subsidiaries' ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiary guaranteeing each such series of notes on a pari passu basis. The 4.25% Notes, 4.625% Notes, 5.75% Notes and 5.875% Notes are also subject to covenants that, among other things, limit Sirius XM's ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate.

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

At March 31, 2014 and December 31, 2013, we were in compliance with our debt covenants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(14)	Stockholders’ Equity

Common Stock, Holdings, par value $0.001 per share
We were authorized to issue up to 9,000,000,000 shares of common stock as of March 31, 2014 and December 31, 2013. There were 6,073,791,343 and 6,096,220,526 shares of common stock issued and 6,058,791,343 and 6,096,220,526 shares outstanding on March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, approximately 557,981,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock based awards and common stock to be granted to third parties upon satisfaction of performance targets.

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

On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500,000 of our common stock from Liberty Media. Pursuant to the agreement with Liberty Media, we repurchased $160,000 of our common stock from Liberty Media in 2013. On January 23, 2014, we entered into an amendment to the agreement with Liberty Media to defer the previously scheduled $240,000 repurchase of shares of our common stock from Liberty Media from January 27, 2014 to April 25, 2014, the date of the final purchase installment under the agreement. On April 25, 2014, we completed the final purchase installment and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share.

There were certain terms in the forward purchase contract that could cause the obligation not to be fulfilled. As a result, the instrument is a liability and is marked to fair value with any gain or loss recorded to Holdings' unaudited consolidated statements of comprehensive income. We recognized $27,023 to Loss on change in value of derivatives in Holdings' unaudited consolidated statements of comprehensive income during the three months ended March 31, 2014.

During the three months ended March 31, 2014, we repurchased 39,500,000 shares of our common stock for $128,682, including fees and commissions, on the open market. Common stock repurchases are retired upon settlement. As of March 31, 2014, $47,613 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within Holdings' unaudited consolidated balance sheets and unaudited consolidated statements of stockholders' equity.

As of March 31, 2014, $2,108,958 remained available under our stock repurchase program.

Share Lending Arrangements
To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. and UBS AG London Branch in July 2008. All loaned shares were returned to us as of October 2011, and the share lending agreements were terminated.

We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs for our Exchangeable Notes of $3,346 and $3,209 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the unamortized balance of the debt issuance costs was $9,355, with $9,150 recorded in Other current assets and $205 recorded in Related party current assets in our unaudited consolidated balance sheets. As of December 31, 2013, the unamortized balance of the debt issuance costs was $12,701, with $12,423 recorded in Other current assets, and $278 recorded in Related party current assets. These costs will continue to be amortized until the debt is terminated.

 Common Stock, Sirius XM, par value $0.001 per share
We were authorized to issue up to 9,000,000,000 shares of common stock as of March 31, 2014 and December 31, 2013. Due to our corporate reorganization in November 2013, 1,000 shares of common stock of Sirius XM were issued and outstanding, and were owned by Holdings as of March 31, 2014 and December 31, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Preferred Stock, Holdings and Sirius XM, par value $0.001 per share
We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of March 31, 2014 and December 31, 2013, respectively. In January 2013, Liberty Media converted its remaining shares of the Series B Preferred Stock into 1,293,509,076 shares of our common stock. There were no shares of preferred stock issued or outstanding as of March 31, 2014 and December 31, 2013.

Warrants
We have issued warrants to purchase shares of our common stock in connection with distribution, programming and satellite purchase agreements. As of March 31, 2014 and December 31, 2013, approximately 18,455,000 warrants to acquire an equal number of shares of common stock were outstanding and fully vested. Warrants were included in our calculation of diluted net income per common share as the effect was dilutive for the three months ended March 31, 2014 and 2013. The warrants expire at various times through 2015. At March 31, 2014 and December 31, 2013, the weighted average exercise price of outstanding warrants was $2.55 per share. We did not incur warrant related expenses during the three months ended March 31, 2014 and 2013.

(15)	Benefit Plans

We recognized share-based payment expense of $18,240 and $14,518 for the three months ended March 31, 2014 and 2013, respectively.

2009 Long-Term Stock Incentive Plan
In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of March 31, 2014, approximately 78,552,000 shares of common stock were available for future grants under the 2009 Plan.

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

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

For the Three Months Ended March 31,
2014
Risk-free interest rate	1.3%
Expected life of options — years	3.98
Expected stock price volatility	36%
Expected dividend yield	0%

There were no options granted to employees during the three months ended March 31, 2013. There were no options granted to third parties or members of our board of directors during the three months ended March 31, 2014 and 2013. We do not intend to pay regular dividends on our common stock. Accordingly, the dividend yield percentage used in the Black-Scholes-Merton option value is zero for all periods.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes stock option activity under our share-based plans for the three months ended March 31, 2014 (options in thousands):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	264,239	$2.42
Granted	4,614	$3.67
Exercised	(5,471)	$1.58
Forfeited, cancelled or expired	(3,927)	$4.85
Outstanding as of March 31, 2014	259,455	$2.43	7.02	$262,756
Exercisable as of March 31, 2014	109,628	$2.15	5.18	$154,006

The weighted average grant date fair value of options granted during the three months ended March 31, 2014 was $1.08. The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $11,528 and $13,616, respectively. During the three months ended March 31, 2014, the number of shares which were issued as a result of stock option exercises was 2,070,816.

We recognized share-based payment expense associated with stock options of $16,615 and $14,518 for the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes the nonvested restricted stock unit activity under our share-based plans for the three months ended March 31, 2014 (shares in thousands):

	Shares	Grant Date Fair Value
Nonvested as of December 31, 2013	6,984	$3.58
Granted	270	$3.70
Vested restricted stock units	—	$—
Forfeited	(39)	$3.61
Nonvested as of March 31, 2014	7,215	$3.58

The total intrinsic value of restricted stock units that vested during the three months ended March 31, 2014 and 2013 was $0 and $605, respectively. The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2014 was $3.70. We recognized share-based payment expense associated with restricted stock units of $1,625 during the three months ended March 31, 2014. We did not grant any restricted stock units or recognize any share-based payment expense associated with restricted stock units during the three months ended March 31, 2013.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options, restricted stock units and shares granted to employees and members of our board of directors at March 31, 2014 and December 31, 2013, net of estimated forfeitures, were $152,199 and $164,292, respectively. The total unrecognized compensation costs at March 31, 2014 are expected to be recognized over a weighted-average period of 3 years.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation. Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions. Beginning in January 2014, our cash employer matching contributions are no longer used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution. Prior to January 2014, the cash from employer matching contributions was used to purchase shares of our common stock on the open market. During the three months ended March 31, 2014 and 2013 we contributed $1,879 and $1,419, respectively, to the Sirius XM Plan in fulfillment of our matching obligation.

(16)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of March 31, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Debt obligations	$508,030	$7,482	$4,265	$310,928	$79	$2,650,000	$3,480,784
Cash interest payments	154,711	149,256	149,059	149,101	138,063	399,813	1,140,003
Satellite and transmission	30,172	14,062	4,326	3,404	3,992	16,524	72,480
Programming and content	166,602	223,583	101,917	74,166	60,150	108,333	734,751
Marketing and distribution	19,571	15,793	10,053	6,724	6,186	6,639	64,966
Satellite incentive payments	9,739	11,439	12,268	13,212	14,212	55,398	116,268
Operating lease obligations	28,417	44,158	37,667	31,232	29,312	223,660	394,446
Other	374,945	11,518	4,135	1,345	846	80	392,869
Total (1)	$1,292,187	$477,291	$323,690	$590,112	$252,840	$3,460,447	$6,396,567

(1)	The table does not include our reserve for uncertain tax positions, which at March 31, 2014 totaled $1,432, as the specific timing of any cash payments cannot be projected with reasonable certainty.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

to an additional $10,000 if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Space Systems/Loral, the manufacturer of six of our in-orbit satellites, may be entitled to future in-orbit performance payments with respect to three of our satellites, XM-5, FM-5 and FM-6, based on their expected operating performance exceeding their fifteen-year design life.

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

In our opinion, the result of these investigations, including a possible settlement, will likely not have a material adverse effect on our business, financial condition or results of operations.
Other Matters. In the ordinary course of business, we are a defendant in various other lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these matters, in our opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

(17)	Income Taxes

Holdings files a consolidated federal income tax return with its wholly-owned subsidiaries. Income tax expense for the three months ended March 31, 2014 and 2013 was $76,748 and $79,040, respectively.

We estimate Holdings' annual effective tax rate for the year ending December 31, 2014 will be 39.0%. Our effective tax rate for the three months ended March 31, 2014 was 45.0% due to the impact of the loss on the change in fair value of the derivative related to the share repurchase agreement.

As of March 31, 2014, there remained a valuation allowance related to deferred tax assets of $7,699 that were not likely to be realized due to certain state net operating loss limitations and acquired net operating losses that we were not more likely than not going to utilize.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

The increased ownership in us by Liberty Media to over 50% of our outstanding common stock did not create a change of control under Section 382 of the Internal Revenue Code.

(18)	Subsequent Events

Stock Repurchase Program
For the period from April 1, 2014 to April 25, 2014, we repurchased 25,247,342 shares of our common stock for an aggregate purchase price of $81,318, including fees and commissions, on the open market.

Stock Repurchase Agreement with Liberty Media
On April 25, 2014, pursuant to the terms of the share repurchase agreement with Liberty Media, as amended, we repurchased 92,888,561 shares of our common stock for $340,000 from Liberty Media at a price of $3.66 per share.

As of April 25, 2014, $1,687,640 remained available under our stock repurchase program.

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

Special Note Regarding Forward-Looking Statements

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, particularly the risk factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and “Management’s Discussion and Analysis of Financial Condition and Results or Operations” herein and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	we face substantial competition and that competition is likely to increase over time;

•	our ability to attract and retain subscribers in the future is uncertain;

•	our business depends in large part upon the auto industry;

•	general economic conditions can affect our business;

•	failure of our satellites would significantly damage our business;

•	interruption or failure of our information technology and communications systems could negatively impact our results and our brand;

•	if we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer;

•	royalties for music rights have increased and there can be no assurance they will not continue to increase in the future;

•	the unfavorable outcome of pending or future litigation could have a material adverse effect;

•	we may not realize the benefits of acquisitions or other strategic initiatives, including the acquisition of Agero’s connected vehicle business;

•	rapid technological and industry changes could adversely impact our services;

•	failure of third parties to perform could adversely affect our business;

•	changes in consumer protection laws and their enforcement could damage our business;

•	failure to comply with FCC requirements could damage our business;

•	other existing or future government laws and regulations could harm our business;

•	we may from time to time modify our business plan, and these changes could adversely affect us and our financial condition;

•	our indebtedness could adversely affect our operations and could limit our ability to react to changes in the economy or our industry;

•	our broadcast studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities;

•
Holdings’ principal stockholder has significant influence over our management and over actions requiring general stockholder approval and its interests may differ from the interests of other holders of Holdings’ common stock;

•	Holdings is a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualifies for, and relies on, exemptions from certain corporate governance requirements; and

•	our business may be impaired by third-party intellectual property rights.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

As of March 31, 2014, we had 25,826,109 subscribers of which 21,255,297 were self-pay subscribers and 4,570,812 were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, data and Backseat TV services.

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

Liberty Media Corporation beneficially owns, directly and indirectly, over 50% of the outstanding shares of our common stock. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries, Atlanta National League Baseball Club, Inc. and TruePosition, Inc., its interests in Charter Communications, Live Nation Entertainment and minority equity investments in Time Warner Inc., Time Warner Cable and Viacom.

On January 3, 2014, Holdings' Board of Directors received a non-binding letter from Liberty Media proposing a transaction pursuant to which all outstanding shares of common stock of Holdings not owned by Liberty Media would be converted into the right to receive 0.0760 of a new share of Liberty Series C common stock, which would have no voting rights. On March 13, 2014, Liberty Media announced that its proposal was no longer applicable.

We also have a 37% equity interest in Sirius XM Canada which offers satellite radio services in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count.

Results of Operations

Set forth below are our results of operations for the three months ended March 31, 2014 compared with the three months ended March 31, 2013.

	Unaudited
	For the Three Months Ended March 31,		2014 vs 2013 Change
(in thousands)	2014	2013	Amount	%
Revenue:
Subscriber revenue	$851,436	$783,342	$68,094	9%
Advertising revenue	22,214	20,211	2,003	10%
Equipment revenue	23,978	18,156	5,822	32%
Other revenue	100,083	75,689	24,394	32%
Total revenue	997,711	897,398	100,313	11%
Operating expenses:
Cost of services:
Revenue share and royalties	195,411	148,531	46,880	32%
Programming and content	74,870	74,610	260	—%
Customer service and billing	91,069	80,394	10,675	13%
Satellite and transmission	21,380	19,695	1,685	9%
Cost of equipment	7,804	7,027	777	11%
Subscriber acquisition costs	123,022	116,111	6,911	6%
Sales and marketing	76,327	65,899	10,428	16%
Engineering, design and development	15,911	14,842	1,069	7%
General and administrative	76,243	56,340	19,903	35%
Depreciation and amortization	68,267	67,018	1,249	2%
Total operating expenses	750,304	650,467	99,837	15%
Income from operations	247,407	246,931	476	—%
Other income (expense):
Interest expense, net of amounts capitalized	(54,092)	(46,174)	(7,918)	(17)%
Interest and investment income	4,349	1,638	2,711	166%
Loss on change in value of derivatives	(27,023)	—	(27,023)	(100)%
Other income	95	247	(152)	(62)%
Total other expense	(76,671)	(44,289)	(32,382)	(73)%
Income before income taxes	170,736	202,642	(31,906)	(16)%
Income tax expense	(76,748)	(79,040)	2,292	3%
Net income	$93,988	$123,602	$(29,614)	(24)%

Our results of operations discussed below include Sirius XM Connected Vehicle Services Inc. activity in 2014, as well as the impact of purchase price accounting adjustments associated with the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (the "Merger"). The purchase price accounting adjustments related to the Merger, include the: (i) elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. The deferred credits on executory contracts attributable to third party arrangements with an OEM included in revenue share and royalties, subscriber acquisition costs, and sales and marketing concluded with the expiration of the acquired contract during 2013. The impact of these purchase price accounting adjustments is detailed in our Adjusted Revenues and Operating Expenses tables on pages 44 through 45 of our glossary.

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

For the three months ended March 31, 2014 and 2013, subscriber revenue was $851,436 and $783,342, respectively, an increase of 9%, or $68,094. The increase was primarily attributable to a 7% increase in the daily weighted average number of subscribers, the inclusion of subscription revenue generated by our connected vehicle business and the increase in certain of our subscription rates beginning in January 2014. These increases were partially offset by growth in subscription discounts offered through customer acquisition and retention programs, an increasing number of lifetime subscription plans that have reached full revenue recognition and a change in an agreement with an automaker.

We expect subscriber revenues to increase based on the growth of our subscriber base, including connected vehicle subscribers, the effects of an increase in certain of our subscription rates in January 2014 and the sale of additional subscription services to subscribers.

Advertising Revenue includes the sale of advertising on certain non-music channels, net of agency fees. Agency fees are based on a contractual percentage of the gross advertising revenue.

For the three months ended March 31, 2014 and 2013, advertising revenue was $22,214 and $20,211, respectively, an increase of 10%, or $2,003. The increase was primarily due to a greater number of advertising spots sold and broadcast.

We expect our advertising revenue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

For the three months ended March 31, 2014 and 2013, equipment revenue was $23,978 and $18,156, respectively, an increase of 32%, or $5,822. The increase was driven by royalties from higher OEM production and sales to distributors, partially offset by lower per unit revenue on direct to consumer sales.

We expect equipment revenue to increase based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our aftermarket and direct to consumer business.

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.

For the three months ended March 31, 2014 and 2013, other revenue was $100,083 and $75,689, respectively, an increase of 32%, or $24,394. The increase was driven by revenues from the U.S. Music Royalty Fee as the number of subscribers on the 12.5% rate increased along with an increase in subscribers, and higher royalty revenue from Sirius XM Canada.

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

For the three months ended March 31, 2014 and 2013, revenue share and royalties were $195,411 and $148,531, respectively, an increase of 32%, or $46,880, and increased as a percentage of total revenue. The increase was due, in part, to greater revenues subject to royalty and revenue sharing arrangements and a 5.6% increase in the statutory royalty rate for the performance of sound recordings; partially offset by improved OEM revenue share rates due to a change in a contract with an automaker. Revenue share and royalties was also negatively impacted by the absence of a benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger. For the three months ended March 31, 2013, revenue share and royalties was positively impacted by a $39,761 benefit to earnings from the amortization of these deferred credits on executory contracts.

We expect our revenue share and royalty costs to increase as our revenues grow, our royalty rates increase and as a result of the discontinued deferred credits on executory contracts associated with the Merger.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.

For the three months ended March 31, 2014 and 2013, programming and content expenses were $74,870 and $74,610, respectively, an increase of less than 1%, or $260, but decreased as a percentage of total revenue. The increase was primarily due to a $1,533 reduction in the benefit to earnings from the purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts and increased personnel costs. The increase was partially offset by the renewal of certain agreements at more cost effective terms.

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

For the three months ended March 31, 2014 and 2013, customer service and billing expenses were $91,069 and $80,394, respectively, an increase of 13%, or $10,675, but remained flat as a percentage of total revenue. The increase was primarily due to the inclusion of costs associated with our connected vehicle services business for the first quarter of 2014 and higher subscriber volume driving increased subscriber contacts.

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

For the three months ended March 31, 2014 and 2013, satellite and transmission expenses were $21,380 and $19,695, respectively, an increase of 9%, or $1,685, but remained flat as a percentage of total revenue. The increase was primarily due to increased satellite insurance expense and costs associated with our Internet streaming operations.

We expect overall satellite and transmission expenses to increase as we enhance our Internet-based service and add functionality, and expand our terrestrial repeater network.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

For the three months ended March 31, 2014 and 2013, cost of equipment was $7,804 and $7,027, respectively, an increase of 11%, or $777, and decreased as a percentage of equipment revenue. The increase was primarily due to higher sales to distributors, partially offset by lower costs per unit on direct to consumer sales.

We expect cost of equipment to increase with changes in sales, supply chain management and inventory valuations.

Subscriber Acquisition Costs include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios and chip sets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in our OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. Subscriber acquisition costs do not include advertising, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios.

For the three months ended March 31, 2014 and 2013, subscriber acquisition costs were $123,022 and $116,111, respectively, an increase of 6%, or $6,911, but decreased as a percentage of total revenue. The increase was primarily due to eliminating the benefit to earnings in 2014 from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger and an increase in satellite radio installations in new vehicles, partially offset by improved OEM subsidy rates per vehicle and a change in a contract with an automaker. For the three months ended March 31, 2013, the benefit to earnings from amortization of deferred credits was $22,005.

We expect subscriber acquisition costs to fluctuate with OEM installations and aftermarket volume; however, OEM subsidy rates and the cost of subsidized radio components are expected to decline.  We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

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

For the three months ended March 31, 2014 and 2013, sales and marketing expenses were $76,327 and $65,899, respectively, an increase of 16%, or $10,428, and increased as a percentage of total revenue. The increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, costs associated with our connected vehicle services business, and not receiving the benefit to earnings in 2014 from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.

We anticipate that sales and marketing expenses will increase as changes in certain contractual marketing agreements become effective and as we expand programs to retain our existing subscribers, win back former subscribers, and attract new subscribers. We expect the increase in sales and marketing costs to be partially offset by the impact of the expiration of the acquired executory contracts.

Engineering, Design and Development includes costs to develop chip sets and new products and services, research and development for broadcast information systems and costs associated with the incorporation of our radios into new vehicles manufactured by automakers.

For the three months ended March 31, 2014 and 2013, engineering, design and development expenses were $15,911 and $14,842, respectively, an increase of 7%, or $1,069, but remained flat as a percentage of total revenue. The increase was driven primarily by costs associated with our connected vehicle services business, higher product development costs, and expenses related to enhanced subscriber features and functionality for our service.

We expect engineering, design and development expenses to increase in future periods as we continue to develop our products and services.

General and Administrative includes executive management, rent and occupancy, finance, legal, human resources, information technology, and insurance costs.

For the three months ended March 31, 2014 and 2013, general and administrative expenses were $76,243 and $56,340, respectively, an increase of 35% or $19,903, and increased as a percentage of total revenue. The increase was primarily driven by personnel costs associated with our connected vehicle services business for the first quarter of 2014, legal fees and costs, particularly legal and investment banking expenses, related to the Liberty Media proposal.

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

For the three months ended March 31, 2014 and 2013, depreciation and amortization expense was $68,267 and $67,018, respectively, an increase of 2%, or $1,249, and decreased as a percentage of total revenue. The increase was driven by the inclusion of costs associated with our connected vehicle services business, and additional assets placed in-service, including our FM-6 satellite, offset by a reduction of amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives and certain satellites reaching the end of their estimated service lives.

We expect depreciation expense to decrease in future periods due to reduced amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives, principally through 2017. These decreases will be partially offset by increased depreciation resulting from our FM-6 satellite being placed into service. Our XM-1 and XM-2 satellites, which are fully depreciated, are expected to be decommissioned by the end of 2015.

Other Income (Expense)

Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of satellites and related launch vehicles.

For the three months ended March 31, 2014 and 2013, interest expense was $54,092 and $46,174, respectively, an increase of 17%, or $7,918. The increase was primarily due to higher average debt and a reduction in interest capitalized following the launch of our FM-6 satellite. The increase was partially offset by lower average interest rates resulting from the redemption or repayment of higher interest rate debt throughout 2013.

We expect interest expense to increase in future periods to the extent our total debt outstanding increases.

Interest and Investment Income includes realized gains and losses, interest income, and our share of the income of Sirius XM Canada.

For the three months ended March 31, 2014, interest and investment income was $4,349 compared to $1,638 in 2013. The increase in interest and investment income was primarily due to our share of Sirius XM Canada's net income, and the conversion of the Canadian debentures into shares of Sirius XM Canada, partially offset by the amortization expense related to our equity method intangible assets.

Loss on Change In Value of Derivatives represents the change in fair value of the commitments under the share repurchase agreement with Liberty Media, which are accounted for as a derivative.

For the three months ended March 31, 2014, net loss on change in value of derivatives was $27,023 which resulted from a change in the market value of our common stock to be purchased under the share repurchase agreement with Liberty Media.   We repurchased 92,888,561 shares of common stock from Liberty Media on April 25, 2014 at a price of $3.66 per share.

Income Taxes

Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

For the three months ended March 31, 2014, income tax expense was $76,748 compared to income tax expense of $79,040 for the three months ended March 31, 2013. For the three months ended March 31, 2014, we estimate our annual effective tax rate for the year ended December 31, 2014 will be 39.0%. Our effective tax rate for the three months ended March 31, 2014 was 45.0% due to the impact of the loss on the change in fair value of the derivative related to the share repurchase agreement with Liberty Media.

Key Operating Metrics

In this section, we present certain financial performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”). These Non-GAAP financial measures include: average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; subscriber acquisition cost, or SAC, per installation; free cash flow; and adjusted EBITDA. These measures exclude the impact of certain purchase price accounting adjustments related to the Merger, which include the: (i) elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We use these Non-GAAP financial measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees.

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

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. In addition, these Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies. Please refer to the glossary (pages 43 through 47) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.
The following table contains our key operating metrics based on our adjusted results of operations for the three months ended March 31, 2014 and 2013, respectively. Subscribers to our connected vehicle services are not included in our subscriber count:

	Unaudited
	For the Three Months Ended March 31,
(in thousands, except for subscriber, per subscriber and per installation amounts)	2014	2013
Self-pay	21,255,297	19,874,660
Paid promotional	4,570,812	4,478,566
Ending subscribers	25,826,109	24,353,226
Self-pay	173,480	304,386
Paid promotional	93,319	148,504
Net additions	266,799	452,890
Daily weighted average number of subscribers	25,602,139	24,008,472
Average self-pay monthly churn	1.9%	2.0%
New vehicle consumer conversion rate	42%	44%

ARPU	$12.18	$12.05
SAC, per installation	$35	$47
Customer service and billing expenses, per average subscriber	$1.09	$1.11
Free cash flow	$222,789	$142,481
Adjusted EBITDA	$334,782	$261,871
Note: See pages 43 through 47 for glossary.

Subscribers. At March 31, 2014, we had 25,826,109 subscribers, an increase of 1,472,883 subscribers, or 6%, from the 24,353,226 subscribers as of March 31, 2013.

For the three months ended March 31, 2014 and 2013, net additions were 266,799 and 452,890, respectively, a decrease of 41%, or 186,091. The increase in self-pay subscribers was primarily due to increases in trial conversions partially offset by a decline in aftermarket additions, increased churn associated with our larger subscriber base, and increased vehicle turnover. Paid promotional subscribers increased due to higher new vehicle sales.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period divided by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 43 through 47 for more details.)

For the three months ended March 31, 2014 and 2013, our average self-pay monthly churn rate was 1.9% and 2.0%, respectively. The decrease was due to improvements in non-pay and voluntary churn partially offset by increased migrations of existing self-pay subscribers to unpaid vehicle trials.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 43 through 47 for more details).

For the three months ended March 31, 2014 and 2013, the new vehicle consumer conversion rate was 42% and 44%, respectively. The decrease in the new vehicle consumer conversion rate for the three month period was due to increased penetration in new, lower priced, vehicle lines and an increase in mix of lower income buyers.

ARPU is derived from total earned subscriber revenue, excluding revenue derived from our connected vehicle services business, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 43 through 47 for more details.)

For the three months ended March 31, 2014 and 2013, ARPU was $12.18 and $12.05, respectively. The increase was driven primarily by the contribution of the U.S. Music Royalty Fee, and the impact of the increase in certain of our subscription rates beginning in January 2014. The positive result was partially offset by growth in subscription discounts offered through customer acquisition and retention programs, lifetime subscription plans that have reached full revenue recognition and a change in a contract with an automaker.

SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, excluding purchase price accounting adjustments, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 43 through 47 for more details.)

For the three months ended March 31, 2014 and 2013, SAC, per installation, was $35 and $47, respectively. The decrease was primarily due to improvements in contractual OEM rates.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 43 through 47 for more details.)

For the three months ended March 31, 2014 and 2013, customer service and billing expenses, per average subscriber, were $1.09 and $1.11, respectively. The decrease was primarily driven by lower bad debt expense and efficiencies in customer billing.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, and restricted and other investment activity. (For a reconciliation to GAAP see the accompanying glossary on pages 43 through 47 for more details.)

For the three months ended March 31, 2014 and 2013, free cash flow was $222,789 and $142,481, respectively, an increase of $80,308. The increase was primarily driven by higher net cash provided by operating activities from improved operating performance, and higher collections from subscribers and distributors, partially offset by payments related to improvements to our repeater network and higher interest payments.

Adjusted EBITDA. EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax benefit (expense) and depreciation and amortization. Adjusted EBITDA excludes the impact of other income and expense, losses on extinguishment of debt, loss on change in value of derivatives as well as certain other charges, such as goodwill impairment, certain purchase price accounting adjustments and share-based payment expense. (For a reconciliation to GAAP see the accompanying glossary on pages 43 through 47 for more details.)

For the three months ended March 31, 2014 and 2013, adjusted EBITDA was $334,782 and $261,871, respectively, an increase of 28%, or $72,911. The increase was primarily due to increases in adjusted revenues primarily due to the increase in our subscriber base and certain of our subscription rates, as well as the inclusion of the results of our connected vehicle services business. The revenue growth was partially offset by increases in expenses primarily due to the inclusion of connected vehicle services business, higher legal costs and costs correlated to the growth in our revenues and subscriber base.

Liquidity and Capital Resources

Cash Flows for the three months ended March 31, 2014 compared with the three months ended March 31, 2013.

As of March 31, 2014 and December 31, 2013, we had $121,171 and $134,805, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Three Months Ended March 31,
(in thousands)	2014	2013	2014 vs. 2013
Net cash provided by operating activities	$251,390	$168,915	$82,475
Net cash used in investing activities	(27,457)	(26,434)	(1,023)
Net cash used in financing activities	(237,567)	(456,699)	219,132
Net decrease in cash and cash equivalents	(13,634)	(314,218)	300,584
Cash and cash equivalents at beginning of period	134,805	520,945	(386,140)
Cash and cash equivalents at end of period	$121,171	$206,727	$(85,556)

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities increased by $82,475 to $251,390 for the three months ended March 31, 2014 from $168,915 for the three months ended March 31, 2013.

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
The increase in cash flows used in investing activities was primarily due to an increase in spending to improve our terrestrial repeater network and for capitalized software.

Cash Flows Used in Financing Activities

Cash flows used in financing activities consists of the issuance and repayment of long-term debt, cash flows resulting from the exercise of stock options and the purchase of common stock under our share repurchase program. Proceeds from long-term debt, related party debt and equity issuances have been used to fund our operations, acquire the connected vehicle business of Agero, Inc., construct and launch new satellites and invest in other infrastructure improvements.

Cash flows used in financing activities in 2014 were primarily due to repayments under the Credit Facility and the repurchase and retirement of approximately 24,500,000 shares of common stock under our repurchase program. Cash flows used in financing activities during 2013 were due to the repurchase and retirement of approximately 148,113,483 shares of common stock under our repurchase program, partially offset by proceeds from exercises of stock options.

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

On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500,000 of our common stock from Liberty Media. Pursuant to the agreement with Liberty Media, we repurchased $160,000 of our common stock from Liberty Media in 2013. On January 23, 2014, we entered into an amendment to the agreement with Liberty Media to defer the previously scheduled $240,000 repurchase of shares of our common stock from Liberty Media from January 27, 2014 to April 25, 2014, the date of the final purchase installment under the agreement. On April 25, 2014, we completed the final purchase installment and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share.

During the three months ended March 31, 2014, we repurchased 39,500,000 shares of our common stock for $128,682, including fees and commissions, on the open market. Common stock repurchases are retired upon settlement. As of March 31, 2014, $47,613 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within Holdings' unaudited consolidated balance sheets and unaudited consolidated statements of stockholders' equity. As of March 31, 2014, $2,108,958 remained available under our stock repurchase program. We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and future borrowings.

Debt Covenants
The indentures governing our senior notes and the agreement governing our Credit Facility include restrictive covenants. As of March 31, 2014, we were in compliance with such indentures and agreement. For a discussion of our “Debt Covenants,” refer to Note 13 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

For a discussion of our "Critical Accounting Policies and Estimates," refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies and estimates since December 31, 2013.

Glossary

Adjusted EBITDA - EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other income and expense, loss on extinguishment of debt, loss on change in value of derivatives as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) depreciation and amortization and (iii) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair value as determined using the Black-Scholes-Merton model which varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates.

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

	Unaudited
	For the Three Months Ended March 31,
	2014	2013
Net income (GAAP):	$93,988	$123,602
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 44-45)	1,813	1,813
Operating expenses (see pages 44-45)	(945)	(68,409)
Share-based payment expense (GAAP)	18,240	14,518
Depreciation and amortization (GAAP)	68,267	67,018
Interest expense, net of amounts capitalized (GAAP)	54,092	46,174
Interest and investment income (GAAP)	(4,349)	(1,638)
Loss on change in value of derivatives (GAAP)	27,023	—
Other income (GAAP)	(95)	(247)
Income tax expense (GAAP)	76,748	79,040
Adjusted EBITDA	$334,782	$261,871

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments from the Merger and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the three months ended March 31, 2014 and 2013:

	Unaudited For the Three Months Ended March 31, 2014
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$851,436	$—	$—	$851,436
Advertising revenue	22,214	—	—	22,214
Equipment revenue	23,978	—	—	23,978
Other revenue	100,083	1,813	—	101,896
Total revenue	$997,711	$1,813	$—	$999,524
Operating expenses
Cost of services:
Revenue share and royalties	$195,411	$—	$—	$195,411
Programming and content	74,870	945	(2,215)	73,600
Customer service and billing	91,069	—	(577)	90,492
Satellite and transmission	21,380	—	(946)	20,434
Cost of equipment	7,804	—	—	7,804
Subscriber acquisition costs	123,022	—	—	123,022
Sales and marketing	76,327	—	(3,566)	72,761
Engineering, design and development	15,911	—	(1,926)	13,985
General and administrative	76,243	—	(9,010)	67,233
Depreciation and amortization (a)	68,267	—	—	68,267
Share-based payment expense	—	—	18,240	18,240
Total operating expenses	$750,304	$945	$—	$751,249

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended March 31, 2014 was $10,000.

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

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for three months ended March 31, 2013 was $13,000.

ARPU - is derived from total earned subscriber revenue, advertising revenue and other subscription-related revenue, excluding revenue associated with our connected vehicle business, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended March 31,
	2014	2013
Subscriber revenue, excluding connected vehicle (GAAP)	$832,804	$783,342
Add: advertising revenue (GAAP)	22,214	20,211
Add: other subscription-related revenue (GAAP)	80,768	64,137
	$935,786	$867,690
Daily weighted average number of subscribers	25,602,139	24,008,472
ARPU	$12.18	$12.05

Average self-pay monthly churn - is defined as the monthly average of self-pay deactivations for the period divided by the average number of self-pay subscribers for the period.

Customer service and billing expenses, per average subscriber - is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. We believe the exclusion of share-based payment expense in our calculation of customer service and billing expenses, per average subscriber, is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our customer service and billing expenses. Customer service and billing expenses, per average subscriber, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended March 31,
	2014	2013
Customer service and billing expenses, excluding connected vehicle (GAAP)	$84,103	$80,394
Less: share-based payment expense (GAAP)	(577)	(470)
	$83,526	$79,924
Daily weighted average number of subscribers	25,602,139	24,008,472
Customer service and billing expenses, per average subscriber	$1.09	$1.11

Free cash flow - is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended March 31,
	2014	2013
Cash Flow information
Net cash provided by operating activities	$251,390	$168,915
Net cash used in investing activities	$(27,457)	$(26,434)
Net cash used in financing activities	$(237,567)	$(456,699)
Free Cash Flow
Net cash provided by operating activities	$251,390	$168,915
Additions to property and equipment	(28,601)	(26,434)
Free cash flow	$222,789	$142,481

New vehicle consumer conversion rate - is defined as the percentage of owners and lessees of new vehicles that receive our satellite radio service and convert to become self-paying subscribers after the initial promotion period. At the time satellite radio enabled vehicles are sold or leased, the owners or lessees generally receive trial subscriptions ranging from three to twelve months. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. The metric excludes rental and fleet vehicles.

Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories, excluding purchase price accounting adjustments, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit of amortization of deferred credits on executory contracts recognized at the Merger date attributable to an OEM. SAC, per installation, is calculated as follows (in thousands, except for installation amounts):

	Unaudited
	For the Three Months Ended March 31,
	2014	2013
Subscriber acquisition costs (GAAP)	$123,022	$116,111
Less: margin from direct sales of radios and accessories (GAAP)	(16,174)	(11,129)
Add: purchase price accounting adjustments	—	22,005
	$106,848	$126,987
Installations	3,078,510	2,710,893
SAC, per installation	$35	$47

Supplementary discussion for Sirius XM:

The unaudited consolidated statements of comprehensive income of Sirius XM are essentially identical to the unaudited consolidated statements of comprehensive income of Holdings, except for the following:

	Unaudited
	For the Three Months Ended March 31,
(in thousands)	2014	2013
Net income attributable to Holdings	$93,988	$123,602
Loss on change in value of derivative for forward contract with Liberty Media included in Holdings' unaudited consolidated statements of comprehensive income (a)	27,023	—
Gain on change in fair value of 7% Exchangeable Senior Subordinated Notes due 2014 included in Sirius XM's unaudited consolidated statements of comprehensive income (b)	89,110	—
Net income attributable to Sirius XM's sole stockholder	$210,121	$123,602

(a)
The fair value of the share repurchase agreement with Liberty Media is recorded in Holdings' unaudited consolidated balance sheets, with changes in fair value recorded in Holdings' unaudited consolidated statements of comprehensive income. The impact of the share repurchase agreement is excluded from Sirius XM's financial statements as the publicly traded common stock being repurchased from Liberty Media resides at Holdings, effective November 15, 2013.

(b)
The fair value in excess of the carrying amount associated with the 7% Exchangeable Senior Subordinated Notes due 2014 is recorded to Sirius XM's unaudited consolidated balance sheets in Current maturities of long-term debt, with changes in fair value recorded in Sirius XM's unaudited consolidated statements of comprehensive income. This is eliminated in Holdings' unaudited consolidated balance sheets and unaudited consolidated statements of comprehensive income.

For a discussion and analysis of Sirius XM's financial condition and results, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Item.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of March 31, 2014, we did not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Our borrowings under the Credit Facility carry a variable interest rate based on LIBOR plus an applicable rate based on our debt to operating cash flow ratio. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In our opinion, the result of these investigations, including a possible settlement, will likely not have a material adverse effect on our business, financial condition or results of operations.
Other Matters. In the ordinary course of business, we are a defendant in various other lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these matters, in our opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2014 - January 31, 2014	—	$—	—	$2,237,639,895
February 1, 2014 - February 28, 2014	—	$—	—	$2,237,639,895
March 1, 2014 - March 31, 2014	39,500,000	$3.26	39,500,000	$2,108,957,821
Total	39,500,000	$3.26	39,500,000	$2,108,957,821

(1)	These amounts include fees and commissions associated with the shares repurchased.

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

On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500 million of our common stock from Liberty Media. Pursuant to the agreement with Liberty Media, we repurchased $160 million of our common stock from Liberty Media in 2013. On January 23, 2014, we entered into an amendment to the agreement with Liberty Media to defer the previously scheduled $240 million repurchase of shares of our common stock from Liberty Media from January 27, 2014 to April 25, 2014, the date of the final purchase installment under the agreement. On April 25, 2014, we repurchased $340 million of our shares of common stock from Liberty Media at a price of $3.66 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of April 2014.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit	Description

*10.1
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

101.1
The following financial information from Sirius XM Holdings Inc. and Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2014 and 2013; (ii) Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2014 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013; and (v) Combined Notes to Consolidated Financial Statements (Unaudited).

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