Form 10-Q
period 2014-06-30
SIRIUS XM HOLDINGS INC.
filed 2014-07-29
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 25, 2014)
COMMON STOCK, $0.001 PAR VALUE	5,671,876,695	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue:
Subscriber revenue	$878,160	$814,718	$1,729,596	$1,598,060
Advertising revenue	25,498	21,757	47,712	41,968
Equipment revenue	27,616	18,443	51,594	36,599
Other revenue	104,071	85,192	204,154	160,881
Total revenue	1,035,345	940,110	2,033,056	1,837,508
Operating expenses:
Cost of services:
Revenue share and royalties	200,221	155,859	395,632	304,390
Programming and content	69,570	70,381	144,440	144,991
Customer service and billing	90,092	80,290	181,161	160,684
Satellite and transmission	21,272	19,493	42,651	39,188
Cost of equipment	12,030	5,442	19,834	12,469
Subscriber acquisition costs	124,407	129,992	247,429	246,103
Sales and marketing	77,759	68,058	154,086	133,956
Engineering, design and development	15,630	15,052	31,541	29,894
General and administrative	72,582	60,392	148,825	116,732
Depreciation and amortization	67,204	67,415	135,471	134,433
Total operating expenses	750,767	672,374	1,501,070	1,322,840
Income from operations	284,578	267,736	531,986	514,668
Other income (expense):
Interest expense, net of amounts capitalized	(67,521)	(49,728)	(121,613)	(95,902)
Loss on extinguishment of debt and credit facilities, net	—	(16,377)	—	(16,377)
Interest and investment (loss) income	(1,066)	294	3,283	1,932
Loss on change in value of derivatives	(7,463)	—	(34,485)	—
Other (loss) income	(1,745)	256	(1,652)	502
Total other expense	(77,795)	(65,555)	(154,467)	(109,845)
Income before income taxes	206,783	202,181	377,519	404,823
Income tax expense	(86,822)	(76,659)	(163,570)	(155,699)
Net income	$119,961	$125,522	$213,949	$249,124
Foreign currency translation adjustment, net of tax	(40)	(109)	78	(281)
Total comprehensive income	$119,921	$125,413	$214,027	$248,843
Net income per common share:
Basic	$0.02	$0.02	$0.04	$0.04
Diluted	$0.02	$0.02	$0.04	$0.04
Weighted average common shares outstanding:
Basic	5,865,032	6,354,755	5,979,273	6,307,541
Diluted	6,210,078	6,447,517	6,054,771	6,526,698

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2014	2013
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169,980	$134,805
Accounts receivable, net	109,117	103,937
Receivables from distributors	93,159	88,975
Inventory, net	21,555	13,863
Prepaid expenses	110,994	110,530
Related party current assets	4,937	9,145
Deferred tax asset	846,612	937,598
Other current assets	13,764	20,160
Total current assets	1,370,118	1,419,013
Property and equipment, net	1,549,881	1,594,574
Long-term restricted investments	5,718	5,718
Deferred financing fees, net	13,334	12,604
Intangible assets, net	2,672,118	2,700,062
Goodwill	2,203,409	2,204,553
Related party long-term assets	108	30,164
Long-term deferred tax asset	801,079	868,057
Other long-term assets	8,769	10,035
Total assets	$8,624,534	$8,844,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$560,591	$578,333
Accrued interest	55,028	42,085
Current portion of deferred revenue	1,635,901	1,586,611
Current portion of deferred credit on executory contracts	3,285	3,781
Current maturities of long-term debt	497,884	496,815
Current maturities of long-term related party debt	10,981	10,959
Related party current liabilities	4,961	20,320
Total current liabilities	2,768,631	2,738,904
Deferred revenue	144,717	149,026
Deferred credit on executory contracts	—	1,394
Long-term debt	4,115,429	3,093,821
Related party long-term liabilities	15,055	16,337
Other long-term liabilities	94,813	99,556
Total liabilities	7,138,645	6,099,038
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, undesignated, par value $0.001 (liquidation preference of $0.001 per share); 50,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.001; 9,000,000,000 shares authorized; 5,712,347,567 and 6,096,220,526 shares issued; 5,706,347,567 and 6,096,220,526 outstanding at June 30, 2014 and December 31, 2013, respectively	5,712	6,096
Accumulated other comprehensive loss, net of tax	(230)	(308)
Additional paid-in capital	7,221,372	8,674,129
Treasury stock, at cost; 6,000,000 and 0 shares of common stock at June 30, 2014 and December 31, 2013, respectively	(20,739)	—
Accumulated deficit	(5,720,226)	(5,934,175)
Total stockholders’ equity	1,485,889	2,745,742
Total liabilities and stockholders’ equity	$8,624,534	$8,844,780

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Convertible Perpetual Preferred Stock, Series B-1		Common Stock				Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2013	—	$—	6,096,220,526	$6,096	$(308)	$8,674,129	—	$—	$(5,934,175)	$2,745,742
Comprehensive income, net of tax	—	—	—	—	78	—	—	—	213,949	214,027
Share-based payment expense	—	—	—	—	—	36,027	—	—	—	36,027
Exercise of options and vesting of restricted stock units	—	—	3,835,837	4	—	256	—	—	—	260
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	—	—	(7,452)	—	—	—	(7,452)
Issuance of common stock upon exercise of warrants	—	—	99,349	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(245,625)	393,808,145	(1,257,090)	—	(1,502,715)
Common stock retired	—	—	(387,808,145)	(388)	—	(1,235,963)	(387,808,145)	1,236,351	—	—
Balance at June 30, 2014	—	$—	5,712,347,567	$5,712	$(230)	$7,221,372	6,000,000	$(20,739)	$(5,720,226)	$1,485,889
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$213,949	$249,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,471	134,433
Non-cash interest expense, net of amortization of premium	10,779	10,932
Provision for doubtful accounts	21,287	20,153
Amortization of deferred income related to equity method investment	(1,388)	(1,388)
Loss on extinguishment of debt and credit facilities, net	—	16,377
Gain on unconsolidated entity investments, net	(966)	(1,382)
Dividend received from unconsolidated entity investment	8,554	13,217
Loss on disposal of assets	—	126
Loss on change in value of derivatives	34,485	—
Share-based payment expense	36,027	30,012
Deferred income taxes	157,965	159,191
Other non-cash purchase price adjustments	(1,890)	(137,889)
Changes in operating assets and liabilities:
Accounts receivable	(26,467)	(15,214)
Receivables from distributors	(4,184)	(6,863)
Inventory	(7,692)	8,649
Related party assets	2,388	205
Prepaid expenses and other current assets	(1,057)	(28,317)
Other long-term assets	1,238	1,353
Accounts payable and accrued expenses	(40,098)	(69,310)
Accrued interest	12,943	3,868
Deferred revenue	44,981	59,116
Related party liabilities	449	1,171
Other long-term liabilities	(4,702)	(5,543)
Net cash provided by operating activities	592,072	442,021
Cash flows from investing activities:
Additions to property and equipment	(58,417)	(62,980)
Acquisition of business, net of cash acquired	1,144	—
Return of capital from investment in unconsolidated entity	24,178	—
Net cash used in investing activities	(33,095)	(62,980)
Cash flows from financing activities:
Proceeds from exercise of stock options	260	21,658
Taxes paid in lieu of shares issued for stock-based compensation	(7,313)	—
Proceeds from long-term borrowings and revolving credit facility, net of costs	1,921,230	1,136,640
Payment of premiums on redemption of debt	—	(14,719)
Repayment of long-term borrowings and revolving credit facility	(905,815)	(283,180)
Common stock repurchased and retired	(1,532,164)	(1,108,616)
Net cash used in financing activities	(523,802)	(248,217)
Net increase in cash and cash equivalents	35,175	130,824
Cash and cash equivalents at beginning of period	134,805	520,945
Cash and cash equivalents at end of period	$169,980	$651,769
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2014	2013
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$92,068	$76,540
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$719	$—
Conversion of Series B preferred stock to common stock	$—	$1,293
Treasury stock not yet settled	$20,739	$35,173
Conversion of 7% Exchangeable Notes to common stock, net of debt issuance and deferred financing costs	$—	$45,097
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

Liberty Media Corporation ("Liberty Media") beneficially owns, directly and indirectly, over 50% of the outstanding shares of our common stock. As a result, we are a "controlled company" for the purposes of the NASDAQ corporate governance requirements. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries, Atlanta National League Baseball Club, Inc. and TruePosition, Inc., interests in Charter Communications, Live Nation and minority equity investments in Time Warner Inc., Time Warner Cable, and Viacom.

Basis of Presentation
This Quarterly Report on Form 10-Q presents information for Sirius XM Holdings Inc. (“Holdings”). Holdings has no operations independent of its wholly-owned subsidiary Sirius XM Radio Inc. ("Sirius XM").

The accompanying unaudited consolidated financial statements of Holdings and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC") for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements presented in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been made.

Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 4, 2014.

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 and have determined that no events have occurred that would require

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

adjustment to our unaudited consolidated financial statements. For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 18.
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

On November 4, 2013, we purchased all of the outstanding shares of the capital stock of the connected vehicle business of Agero, Inc. ("Agero"). The transaction was accounted for using the acquisition method of accounting. During the six months ended June 30, 2014, the working capital calculation associated with this transaction was finalized, resulting in a decrease of $1,144 to the original purchase price and Goodwill, which we collected during the three months ended March 31, 2014. As of June 30, 2014, our Goodwill balance associated with the acquisition was $388,318. No other assets or liabilities have been adjusted as a result of the final working capital calculation.

(3)	Summary of Significant Accounting Policies

Fair Value of Financial Instruments
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of June 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.

Our assets and liabilities measured at fair value were as follows:

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Sirius XM Canada Holdings Inc. ("Sirius XM Canada") - investment (a)	$310,300	—	—	$310,300	$432,200	—	—	$432,200
Sirius XM Canada - fair value of host contract of debenture (b)	$—	—	—	$—	$—	—	3,641	$3,641
Sirius XM Canada - fair value of embedded derivative of debenture (b)	$—	—	—	$—	$—	—	57	$57
Liabilities:
Debt (c)	$—	5,267,804	—	$5,267,804	$—	4,066,755	—	$4,066,755
Share Repurchase Agreement (d)	$—	—	—	$—	$—	15,702	—	$15,702

(a)	This amount approximates fair value. The carrying value of our investment in Sirius XM Canada was $0 and $26,972 as of June 30, 2014 and December 31, 2013, respectively.

(b)
As of December 31, 2013, we held an investment in CAD $4,000 face value of 8% convertible unsecured subordinated debentures issued by Sirius XM Canada for which the embedded conversion feature was bifurcated from the host contract. Sirius XM Canada redeemed and converted the debentures during the three months ended March 31, 2014.

(c)
The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. Refer to Note 13 for information related to the carrying value of our debt as of June 30, 2014 and December 31, 2013.

(d)
The final installment under the share repurchase agreement with Liberty Media was settled on April 25, 2014. The fair value of the derivative associated with the share repurchase agreement was determined using observable inputs, including the U.S. spot LIBOR

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

curve and other available market data and was recorded in our unaudited consolidated balance sheets in Related party current liabilities, with changes in fair value recorded to our unaudited statements of comprehensive income.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss of $230 at June 30, 2014 was primarily comprised of the cumulative foreign currency translation adjustments related to our interest in Sirius XM Canada. During the three and six months ended June 30, 2014, we recorded a foreign currency translation adjustment of $(40) and $78, respectively. In addition, during the six months ended June 30, 2014, upon the redemption and conversion of the 8% convertible unsecured subordinated debentures issued by Sirius XM Canada, we reclassified $223, net of tax, of previously recognized foreign currency translation losses out of Accumulated other comprehensive loss and into Interest and investment (loss) income.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  Accordingly, we will adopt this ASU on January 1, 2017.  Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and we are currently evaluating which transition approach to use.  We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

(4)	Earnings per Share

Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and six months ended June 30, 2014. In 2013, we utilized the two-class method in calculating basic net income per common share, as our Series B Preferred Stock was considered to be participating securities through January 18, 2013. On January 18, 2013, Liberty Media converted its remaining 6,250,100 outstanding shares of our Series B Preferred Stock into 1,293,509,076 shares of common stock.

Common stock equivalents of approximately 116,655,000 and 355,918,000 for the three months ended June 30, 2014 and 2013, respectively, and 386,276,000 and 352,795,000 for the six months ended June 30, 2014 and 2013, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income	$119,961	$125,522	$213,949	$249,124
Less:
Allocation of undistributed income to Series B Preferred Stock	—	—	—	(4,979)
Net income available to common stockholders for basic net income per common share	$119,961	$125,522	$213,949	$244,145
Add back:
Allocation of undistributed income to Series B Preferred Stock	—	—	—	4,979
Effect of interest on assumed conversions of convertible debt	5,363	—	—	—
Net income available to common stockholders for diluted net income per common share	$125,324	$125,522	$213,949	$249,124
Denominator:
Weighted average common shares outstanding for basic net income per common share	5,865,032	6,354,755	5,979,273	6,307,541
Weighted average impact of assumed Series B Preferred Stock conversion	—	—	—	128,636
Weighted average impact of assumed convertible debt	272,856	—	—	—
Weighted average impact of other dilutive equity instruments	72,190	92,762	75,498	90,521
Weighted average shares for diluted net income per common share	6,210,078	6,447,517	6,054,771	6,526,698
Net income per common share:
Basic	$0.02	$0.02	$0.04	$0.04
Diluted	$0.02	$0.02	$0.04	$0.04

(5)	Receivables

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

Accounts receivable, net, consists of the following:

	June 30, 2014	December 31, 2013
Gross accounts receivable	$116,703	$113,015
Allowance for doubtful accounts	(7,586)	(9,078)
Total accounts receivable, net	$109,117	$103,937

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Receivables from distributors include billed and unbilled amounts due from OEMs for services included in the sale or lease price of vehicles, as well as billed amounts due from distributors and retailers of our satellite radios. We have not established an allowance for doubtful accounts for our receivables from distributors as we have historically not experienced any significant collection issues with OEMs. Receivables from distributors consist of the following:

	June 30, 2014	December 31, 2013
Billed	$41,153	$38,532
Unbilled	52,006	50,443
Total	$93,159	$88,975

(6)	Inventory, net

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

Inventory, net, consists of the following:

	June 30, 2014	December 31, 2013
Raw materials	$12,438	$12,358
Finished goods	20,354	15,723
Allowance for obsolescence	(11,237)	(14,218)
Total inventory, net	$21,555	$13,863

(7)	Goodwill

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

As of June 30, 2014, there were no indicators of impairment and no impairment loss was recorded for goodwill during the three and six months ended June 30, 2014 and 2013. During the six months ended June 30, 2014, the working capital calculation associated with our acquisition of the connected vehicle business of Agero was finalized, resulting in a decrease of $1,144 to the original purchase price and Goodwill. As of June 30, 2014, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the "Merger") between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. ("XM"), was $4,766,190, which was recognized during the year ended December 31, 2008.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(8)	Intangible Assets

We recorded intangible assets at fair value related to the Merger that were formerly held by XM. In November 2013, we recorded intangible assets at fair value as a result of the acquisition of the connected vehicle business of Agero. Our intangible assets include the following:

		June 30, 2014			December 31, 2013
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Due to the Merger:
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(288,999)	91,001	380,000	(271,372)	108,628
Licensing agreements	9.1 years	45,289	(21,447)	23,842	45,289	(19,604)	25,685
Proprietary software	6 years	16,552	(13,678)	2,874	16,552	(13,384)	3,168
Developed technology	10 years	2,000	(1,183)	817	2,000	(1,083)	917
Leasehold interests	7.4 years	132	(105)	27	132	(96)	36
Due to acquisition of connected vehicle business of Agero:
Definite life intangible assets:
OEM relationships	15 years	220,000	(9,778)	210,222	220,000	(2,444)	217,556
Proprietary software	10 years	10,663	(982)	9,681	10,663	(245)	10,418
Total intangible assets		$3,008,290	$(336,172)	$2,672,118	$3,008,290	$(308,228)	$2,700,062

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
XM-1 (2)
XM-2 (3)
XM-3	2021
XM-4	2014
XM-5	2018

(1)
The FCC license for our FM-6 satellite will be issued for a period of eight years, beginning on the date we certify to the FCC that the satellite has been successfully placed into orbit and that the operations of the satellite fully conform to the terms and conditions of the space station radio authorization.

(2)
The FCC license for our XM-1 satellite expired on May 31, 2014. The FCC has granted us special temporary authority for approximately six months to operate our XM-1 satellite and prepare it for deorbiting maneuvers.

(3)
The FCC license for our XM-2 satellite expired on March 31, 2014. The FCC has granted us special temporary authority for approximately six months to operate our XM-2 satellite and perform deorbiting maneuvers.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Prior to expiration, we are required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time. We have filed an application to renew the license for our XM-4 satellite which expires in December 2014.  That application is being processed by the FCC and we expect it will be granted in due course.

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of June 30, 2014, there were no legal, regulatory or contractual limitations associated with the XM trademark.

Our annual impairment assessment of our indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As June 30, 2014, there were no indicators of impairment, and no impairment loss was recorded for intangible assets with indefinite lives during the three and six months ended June 30, 2014 and 2013.

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

Amortization expense for all definite life intangible assets was $13,860 and $12,345 for the three months ended June 30, 2014 and 2013, respectively, and $27,944 and $24,936 for the six months ended June 30, 2014 and 2013, respectively. Expected amortization expense for the remaining period in 2014, each of the fiscal years 2015 through 2018 and for periods thereafter is as follows:

Year ending December 31,	Amount
2014 (remaining)	$27,072
2015	51,700
2016	48,545
2017	34,882
2018	19,463
Thereafter	156,802
Total definite life intangible assets, net	$338,464

(9)	Interest Costs

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest costs charged to expense	$67,521	$49,728	$121,613	$95,902
Interest costs capitalized	204	8,038	410	16,008
Total interest costs incurred	$67,725	$57,766	$122,023	$111,910

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $5,548 and $5,490 for the three months ended June 30, 2014 and 2013, respectively, and $10,779 and $10,932 for the six months ended June 30, 2014 and 2013, respectively.

(10)	Property and Equipment

Property and equipment, net, consists of the following:

	June 30, 2014	December 31, 2013
Satellite system	$2,397,611	$2,407,423
Terrestrial repeater network	107,885	109,367
Leasehold improvements	48,899	46,173
Broadcast studio equipment	59,502	59,020
Capitalized software and hardware	314,529	298,267
Satellite telemetry, tracking and control facilities	65,868	63,944
Furniture, fixtures, equipment and other	67,755	67,275
Land	38,411	38,411
Building	58,921	58,662
Construction in progress	141,820	103,148
Total property and equipment	3,301,201	3,251,690
Accumulated depreciation and amortization	(1,751,320)	(1,657,116)
Property and equipment, net	$1,549,881	$1,594,574

Construction in progress consists of the following:

	June 30, 2014	December 31, 2013
Satellite system	$12,842	$11,879
Terrestrial repeater network	41,958	30,078
Capitalized software	64,654	39,924
Other	22,366	21,267
Construction in progress	$141,820	$103,148

Depreciation expense on property and equipment was $53,344 and $55,070 for the three months ended June 30, 2014 and 2013, respectively, and $107,527 and $109,497 for the six months ended June 30, 2014 and 2013, respectively. We retired property and equipment of $13,518 and $12,862 during the six months ended June 30, 2014 and 2013, respectively, which included the retirement of our XM-2 satellite. Our XM-1 satellite is expected to be retired in the fourth quarter of 2014.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Satellites
We currently own a fleet of eight operating satellites. The chart below provides certain information on these satellites:

Satellite Designation	Year Delivered	Estimated End of Depreciable Life
FM-1*	2000	2013
FM-2*	2000	2013
FM-3	2000	2015
FM-5	2009	2024
FM-6	2013	2028
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025
* Satellite was fully depreciated as of June 30, 2014 but is still in operation.

(11)	Related Party Transactions

In the normal course of business, we enter into transactions with related parties. Our related parties include Liberty Media, which has beneficially owned over 50% of our outstanding common stock since January 2013 and has two executives and one director on our board of directors. Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

We hold an equity method investment in Sirius XM Canada. We own approximately 47,300,000 shares of Sirius XM Canada, representing a 37.0% equity interest and a 25.0% voting interest. We primarily provide programming and content services to Sirius XM Canada.

During the three months ended June 30, 2014, we evaluated our investment in M-Way Solutions GmbH ("M-Way") and determined that there was an other than temporary decline in the fair value. As a result, we reduced our investment balance to zero and recognized a loss of $2,342 in Other (loss) income in our unaudited consolidated statements of comprehensive income.

We had the following related party balances at June 30, 2014 and December 31, 2013:

	Related party current assets		Related party long-term assets		Related party current liabilities		Related party current debt		Related party long-term liabilities
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Liberty Media	$130	$278	$—	$—	$64	$15,766	$10,981	$10,959	$—	$—
Sirius XM Canada	4,807	8,867	108	27,619	4,897	4,554	—	—	15,055	16,337
M-Way	—	—	—	2,545	—	—	—	—	—	—
Total	$4,937	$9,145	$108	$30,164	$4,961	$20,320	$10,981	$10,959	$15,055	$16,337

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Liberty Media
On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500,000 of our common stock from Liberty Media. Pursuant to that agreement, we repurchased $160,000 of our common stock from Liberty Media in 2013. As of December 31, 2013, $15,702 was recorded to Related party current liabilities for the fair value of the derivative associated with the share repurchase agreement with Liberty Media as there were certain terms in the forward purchase contract that could cause the obligation to not be fulfilled. As a result, the instrument was a liability and was marked to fair value with any gain or loss recorded to our unaudited consolidated statements of comprehensive income. On April 25, 2014, we completed the final purchase installment under this share repurchase agreement and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share. We recognized $7,463 and $34,485 to Loss on change in value of derivatives in our unaudited consolidated statements of comprehensive income related to this final repurchase during the three and six months ended June 30, 2014, respectively.

Liberty Media held $11,000 in principal amount of our 7% Exchangeable Senior Subordinated Notes due 2014 at June 30, 2014 and December 31, 2013.

Sirius XM Canada
Our related party current asset balances primarily consist of deferred programming costs, accrued interest and chip set costs that we are reimbursed for. Our related party long-term asset balance as of December 31, 2013 included our investment balance in Sirius XM Canada of which $26,161 related to equity method goodwill and intangible assets. Sirius XM Canada declared dividends to us of $30,010 and $3,730 during the three months ended June 30, 2014 and 2013, respectively, and $34,455 and $7,482 during the six months ended June 30, 2014 and 2013, respectively, which were recorded as a reduction to our investment balance in Sirius XM Canada. As a result of the dividends received from Sirius XM Canada during the three months ended June 30, 2014, our investment balance has been reduced to $0. Our related party liabilities as of June 30, 2014 and December 31, 2013 include $2,776 for the current portion of deferred revenue and $14,802 and $16,190, respectively, for the long-term portion of deferred revenue due to the carrying value of deferred revenue recorded as of the Merger date related to agreements with XM Canada, now Sirius XM Canada, for the rights to broadcast and market National Hockey League games for a ten-year term. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the end of the expected term of the current existing agreements.

We recorded the following revenue and expenses associated with our related parties which were recorded in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Sirius XM Canada:
Revenue (a)	$12,559	$12,562	$24,340	$23,311
Share of net (losses) earnings (b)	$(1,018)	$37	$3,308	$1,382
Liberty Media:
Expenses (c)	$(279)	$(4,682)	$(556)	$(9,359)

(a)
Under our agreements with Sirius XM Canada, we receive a percentage-based royalty for certain types of subscription revenue earned by Sirius XM Canada for the distribution of Sirius and XM channels, royalties for activation fees and reimbursements for other charges. We record revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income.

(b)
Our share of Sirius XM Canada's net (losses) earnings is recorded to Interest and investment (loss) income in our unaudited consolidated statements of comprehensive income on a one month lag. During the six months ended June 30, 2014, our share of Sirius XM Canada’s net earnings included a gain of $1,251 related to the fair value received in excess of the carrying value associated with the redemption of our investment in Sirius XM Canada’s 8% convertible unsecured subordinated debentures in February 2014. This amount includes amortization related to the equity method intangible assets of $0 and $364 for the three months ended June 30, 2014 and 2013, respectively, and $363 and $727 for the six months ended June 30, 2014 and 2013, respectively.

(c)	We recognize Interest expense associated with the portion of the 7% Exchangeable Senior Subordinated Notes due 2014 held by Liberty Media.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(12)	Investments

Long Term Restricted Investments
Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of our office space. As of June 30, 2014 and December 31, 2013 our Long-term restricted investments were $5,718.

(13)Debt

Our debt as of June 30, 2014 and December 31, 2013 consisted of the following:

						Carrying value at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount	June 30, 2014	December 31, 2013
Sirius XM (a)(b)	August 2008	7% Exchangeable Senior Subordinated Notes (the "Exchangeable Notes")	December 1, 2014	semi-annually on June 1 and December 1	$502,370	$501,489	$500,481
Sirius XM (a)(c)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November 15	500,000	495,165	494,809
Sirius XM (a)(c)	September 2013	5.875% Senior Notes (the "5.875% Notes")	October 1, 2020	semi-annually on April 1 and October 1	650,000	643,345	642,914
Sirius XM (a)(c)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	600,000	594,791	594,499
Sirius XM (a)(c)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May15 and November 15	500,000	494,882	494,653
Sirius XM (a)(c)(d)	May 2014	6.00% Senior Notes (the "6.00% Notes")	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,483,308	—
Sirius XM (a)(c)(e)	August 2012	5.25% Senior Secured Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	400,000	394,894	394,648
Sirius XM (f)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	December 5, 2017	variable fee paid quarterly	1,250,000	—	460,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	16,420	19,591
Total Debt						4,624,294	3,601,595
Less: total current maturities non-related party						497,884	496,815
Less: total current maturities related party						10,981	10,959
Total long-term debt						$4,115,429	$3,093,821

(a)	The carrying value of the notes are net of the remaining unamortized original issue discount.

(b)
Sirius XM and Holdings are co-obligors with respect to the Exchangeable Notes. The Exchangeable Notes are senior subordinated obligations and rank junior in right of payment to our existing and future senior debt and equally in right of payment with our existing and future senior subordinated debt. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under these notes on a senior subordinated basis. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of our common stock at an exchange rate of 543.1372 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an approximate exchange price of $1.841 per share of common stock. During the three months ended June 30, 2014, the common stock reserved for conversion in connection with the Exchangeable Notes was considered to be dilutive in our calculation of diluted net income per share and anti-dilutive during the six months ended June 30, 2014 and the three and six months ended June 30, 2013.

(c)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

(d)	In May 2014, Sirius XM issued $1,500,000 aggregate principal amount of 6.00% Senior Notes due 2024, with an original issuance discount of $16,875.

(e)
On April 10, 2014, we entered into a supplemental indenture to the indenture governing the 5.25% Notes pursuant to which we granted a first priority lien on substantially all of the assets of Sirius XM and the guarantors to the holders of the 5.25% Notes. The liens securing the 5.25% Notes are equal and ratable to the liens granted to secure the Credit Facility.

(f)
In December 2012, Sirius XM entered into a five-year Credit Facility with a syndicate of financial institutions for $1,250,000. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries. Borrowings under the Credit Facility are used for working capital and other general corporate purposes, including dividends, financing of acquisitions and share

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

repurchases. Interest on borrowings is payable on a quarterly basis and accrues at a rate based on LIBOR plus an applicable rate. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility and is payable on a quarterly basis. The variable rate for the Credit Facility was 0.30% per annum as of June 30, 2014. As of June 30, 2014, $1,250,000 was available for future borrowing under the Credit Facility. Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.

Debt Repurchases

During the three months ended June 30, 2013, we purchased $29,013 and $100,650 of our then outstanding 8.75% Senior Notes due 2015 and 7.625% Senior Notes due 2018, respectively, for an aggregate purchase price, including interest, of $32,977 and $112,569, respectively, and recognized $3,755 and $12,622, respectively, to Loss on extinguishment of debt and credit facilities, net, consisting primarily of unamortized discount, deferred financing fees and repayment premium.

Covenants and Restrictions

The Exchangeable Notes require compliance with certain covenants that restrict our ability to, among other things, (i) enter into certain transactions with affiliates and (ii) merge or consolidate with another person.

Under the Credit Facility, Sirius XM, our wholly-owned subsidiary, must comply with a debt maintenance covenant that it not exceed a total leverage ratio, calculated as total consolidated debt to consolidated operating cash flow, of 5.0 to 1.0. The Credit Facility generally requires compliance with certain covenants that restrict Sirius XM's ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of Sirius XM's assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions.

The indentures for our notes restrict Sirius XM's non-guarantor subsidiaries' ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiary guaranteeing each such series of notes on a pari passu basis. The 4.25% Notes, 4.625% Notes, 5.75% Notes, 5.875% Notes and 6.00% Notes are also subject to covenants that, among other things, limit Sirius XM's ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate.

Under our debt, the following generally constitute an event of default: (i) a default in the payment of interest; (ii) a default in the payment of principal; (iii) failure to comply with covenants; (iv) failure to pay other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; (v) certain events of bankruptcy; (vi) a judgment for payment of money exceeding a specified aggregate amount; and (vii) voidance of subsidiary guarantees, subject to grace periods where applicable. If an event of default occurs and is continuing, our debt could become immediately due and payable.

At June 30, 2014 and December 31, 2013, we were in compliance with our debt covenants.

(14)	Stockholders’ Equity

Common Stock, par value $0.001 per share
We were authorized to issue up to 9,000,000,000 shares of common stock as of June 30, 2014 and December 31, 2013. There were 5,712,347,567 and 6,096,220,526 shares of common stock issued and 5,706,347,567 and 6,096,220,526 shares outstanding on June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, approximately 548,852,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock based awards and common stock to be granted to third parties upon satisfaction of performance targets.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Stock Repurchase Program
As of June 30, 2014, our board of directors had approved $4,000,000 for repurchases of our common stock. In July 2014, our board of directors approved an additional $2,000,000 for repurchases of our common stock. Our board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including transactions with Liberty Media and its affiliates.

On October 9, 2013, we entered into an agreement to repurchase $500,000 of our common stock from Liberty Media. Pursuant to this agreement, we repurchased $160,000 of our common stock from Liberty Media in 2013. On April 25, 2014, we completed the final purchase installment and repurchased 92,888,561 shares of our common stock for $340,000 from Liberty Media at a price of $3.66 per share.

As there were certain terms in the forward purchase contract with Liberty Media that could have caused the obligation not to be fulfilled, the instrument was classified as a liability and was marked to fair value with any gain or loss recorded to our unaudited consolidated statements of comprehensive income. We recognized $7,463 and $34,485 to Loss on change in value of derivatives in our unaudited consolidated statements of comprehensive income during the three and six months ended June 30, 2014, respectively.

In May 2014, we entered into an accelerated share repurchase agreement ("ASR agreement") with a third-party financial institution to repurchase up to $600,000 of our common stock. Under the ASR agreement we prepaid $600,000 to the financial institution and received an initial delivery of 112,500,000 shares of our common stock. We retired these shares and recorded a $354,375 reduction to stockholders' equity in the second quarter of 2014. The remaining $245,625 under this ASR agreement is included in Additional paid-in capital within our unaudited consolidated balance sheets as of June 30, 2014. The ASR agreement is expected to mature no later than August 1, 2014 and will settle following maturity. The aggregate purchase price we will pay under the ASR agreement will be determined using a pre-agreed grid that references the volume-weighted average price (“VWAP”) of our common stock, and the total aggregate number of shares to be repurchased under the ASR agreement will be determined based on the VWAP of our common stock minus a discount during the term of the ASR agreement.

During the six months ended June 30, 2014, we repurchased 188,419,584 additional shares of our common stock for $612,903, including fees and commissions, on the open market. Common stock repurchases are retired upon settlement. As of June 30, 2014, $20,739 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders' equity.

As of June 30, 2014, our cumulative repurchases since December 2012 have totaled 914,066,011 shares for $3,315,263, and $684,737 remained available under our stock repurchase program, which excludes the additional $2,000,000 authorized by our board of directors in July 2014.

Share Lending Arrangements
To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. and UBS AG London Branch in July 2008. All loaned shares were returned to us as of October 2011, and the share lending agreements were terminated.

We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs for our Exchangeable Notes of $3,433 and $3,097 for the three months ended June 30, 2014 and 2013, respectively, and $6,779 and $6,306 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the unamortized balance of the debt issuance costs was $5,922, with $5,792 recorded in Other current assets and $130 recorded in Related party current assets in our unaudited consolidated balance sheets. As of December 31, 2013, the unamortized balance of the debt issuance costs was $12,701, with $12,423 recorded in Other current assets, and $278 recorded in Related party current assets. These costs will continue to be amortized until the debt is terminated.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Preferred Stock, par value $0.001 per share
We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of June 30, 2014 and December 31, 2013, respectively. In January 2013, Liberty Media converted its remaining shares of the Series B Preferred Stock into 1,293,509,076 shares of our common stock. There were no shares of preferred stock issued or outstanding as of June 30, 2014 and December 31, 2013.

Warrants
We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements. During the three months ended June 30, 2014, 1,788,000 warrants were exercised to purchase shares of common stock on a net settlement basis, resulting in the issuance of 99,349 shares of our common stock. Approximately 16,667,000 and 18,455,000 warrants to acquire an equal number of shares of common stock were outstanding and fully vested as of June 30, 2014 and December 31, 2013, respectively. Warrants were included in our calculation of diluted net income per common share as the effect was dilutive for the three and six months ended June 30, 2014 and 2013. The outstanding warrants expire in the first quarter of 2015. At June 30, 2014 and December 31, 2013, the weighted average exercise price of outstanding warrants was $2.50 and $2.55 per share, respectively. We did not incur warrant related expenses during the three and six months ended June 30, 2014 and 2013.

(15)	Benefit Plans

We recognized share-based payment expense of $17,787 and $15,494 for the three months ended June 30, 2014 and 2013, respectively, and $36,027 and $30,012 for the six months ended June 30, 2014 and 2013, respectively.

2009 Long-Term Stock Incentive Plan
In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of June 30, 2014, approximately 79,039,000 shares of common stock were available for future grants under the 2009 Plan.

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

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.6%	0.7%	1.3%	0.7%
Expected life of options — years	4.78	4.71	4.11	4.71
Expected stock price volatility	40%	48%	36%	48%
Expected dividend yield	0%	0%	0%	0%

There were no options granted to third parties during the three and six months ended June 30, 2014 and 2013. We do not intend to pay regular dividends on our common stock. Accordingly, the dividend yield percentage used in the Black-Scholes-Merton option value is zero for all periods.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes stock option activity under our share-based plans for the six months ended June 30, 2014 (options in thousands):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	264,239	$2.42
Granted	5,441	$3.59
Exercised	(11,568)	$1.70
Forfeited, cancelled or expired	(5,910)	$4.40
Outstanding as of June 30, 2014	252,202	$2.44	6.83	$299,833
Exercisable as of June 30, 2014	104,117	$2.15	4.96	$168,917

The weighted average grant date fair value of options granted during the six months ended June 30, 2014 and 2013 was $1.09 and $1.34, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2013 was $20,435 and $33,660, respectively. During the six months ended June 30, 2014, the number of shares which were issued as a result of stock option exercises was 3,835,837.

We recognized share-based payment expense associated with stock options of $16,193 and $15,283 for the three months ended June 30, 2014 and 2013, respectively, and $32,808 and $29,801 for the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes the nonvested restricted stock unit activity under our share-based plans for the six months ended June 30, 2014 (shares in thousands):

	Shares	Grant Date Fair Value
Nonvested as of December 31, 2013	6,984	$3.58
Granted	270	$3.70
Vested restricted stock units	—	$—
Forfeited	(126)	$3.61
Nonvested as of June 30, 2014	7,128	$3.58

The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2014 and 2013 was $3.70 and $3.30, respectively. The total intrinsic value of restricted stock units that vested during the six months ended June 30, 2013 was $605. We recognized share-based payment expense associated with restricted stock units of $1,594 and $211 during the three months ended June 30, 2014 and 2013, respectively, and $3,219 and $211 during the six months ended June 30, 2014 and 2013, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options, restricted stock units and shares granted to employees and members of our board of directors at June 30, 2014 and December 31, 2013, net of estimated forfeitures, were $131,608 and $164,292, respectively. The total unrecognized compensation costs at June 30, 2014 are expected to be recognized over a weighted-average period of 2.5 years.

401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation. Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions. Beginning in January 2014, our cash employer matching contributions are no longer used to purchase

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution. Prior to January 2014, the cash from employer matching contributions was used to purchase shares of our common stock on the open market. We contributed $1,254 and $968 during the three months ended June 30, 2014 and 2013, respectively, and $3,133 and $2,387, during the six months ended June 30, 2014 and 2013, respectively, to the Sirius XM Plan in fulfillment of our matching obligation.

(16)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of June 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Debt obligations	$506,037	$7,482	$4,265	$928	$78	$4,150,000	$4,668,790
Cash interest payments	105,893	232,170	231,953	232,565	228,063	939,813	1,970,457
Satellite and transmission	15,630	17,976	4,326	3,404	3,995	16,648	61,979
Programming and content	121,493	226,271	105,121	74,721	60,150	108,333	696,089
Marketing and distribution	13,169	18,536	10,603	7,070	6,226	6,707	62,311
Satellite incentive payments	6,018	11,511	12,367	13,296	14,302	54,178	111,672
Operating lease obligations	19,130	46,263	39,832	33,415	31,465	225,540	395,645
Other	46,460	16,379	5,851	1,807	1,040	265	71,802
Total (1)	$833,830	$576,588	$414,318	$367,206	$345,319	$5,501,484	$8,038,745

(1)	The table does not include our reserve for uncertain tax positions, which at June 30, 2014 totaled $1,432, as the specific timing of any cash payments cannot be projected with reasonable certainty.

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

Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments with respect to XM-3 and XM-4 based on the expected operating performance exceeding their fifteen-year design life. Boeing may also be entitled to an additional $10,000 if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Space Systems/Loral, the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments with respect to XM-5, FM-5 and FM-6 based on their expected operating performance exceeding their fifteen-year design life.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
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

Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors, including subscriber growth, and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions. The cost of treasury stock acquired from a third-party financial institution but not paid as of June 30, 2014 is included in this category.

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

We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM. Income tax expense for the three months ended June 30, 2014 and 2013 was $86,822 and $76,659, respectively, and $163,570 and $155,699, for the six months ended June 30, 2014 and 2013, respectively. We estimate our annual effective tax rate for the year ending December 31, 2014 will be 39.0%. Our effective tax rate for the six months ended June 30, 2014 was 43.3% due to the impact of the loss on the change in fair value of the derivative related to the share repurchase agreement.

As of June 30, 2014, there remained a valuation allowance related to deferred tax assets of $7,699 that were not likely to be realized due to certain state net operating loss limitations and acquired net operating losses that we were not more likely than not going to utilize.

Liberty Media's increase in ownership in us to over 50% of our outstanding common stock in January 2013 did not create a change of control under Section 382 of the Internal Revenue Code.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(18)	Subsequent Events

Stock Repurchase Program
For the period from July 1, 2014 to July 25, 2014, we repurchased 35,000,000 shares of our common stock for an aggregate purchase price of $120,018, including fees and commissions, on the open market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts referenced in this Item 2 are in thousands, unless otherwise stated)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

•
our principal stockholder has significant influence over our management and over actions requiring general stockholder approval and its interests may differ from the interests of other holders of our common stock;

•	we are a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements; and

•	our business may be impaired by third-party intellectual property rights.

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

As of June 30, 2014, we had 26,301,581 subscribers of which 21,635,008 were self-pay subscribers and 4,666,573 were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, data and Backseat TV services.

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

Liberty Media Corporation ("Liberty Media") beneficially owns, directly and indirectly, over 50% of the outstanding shares of our common stock. As a result, we are a "controlled company" for the purposes of the NASDAQ corporate governance requirements. Liberty Media owns interests in a broad range of media, communications and entertainment businesses, including its subsidiaries, Atlanta National League Baseball Club, Inc. and TruePosition, Inc., interests in Charter Communications, Live Nation and minority equity investments in Time Warner Inc., Time Warner Cable, and Viacom.

We also have a 37% equity interest in Sirius XM Canada which offers satellite radio services in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count.

Results of Operations

Set forth below are our results of operations for the three and six months ended June 30, 2014 compared with the three and six months ended June 30, 2013.

	Unaudited				2014 vs 2013 Change		2014 vs 2013 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
(in thousands)	2014	2013	2014	2013	Amount	%	Amount	%
Revenue:
Subscriber revenue	$878,160	$814,718	$1,729,596	$1,598,060	$63,442	8%	$131,536	8%
Advertising revenue	25,498	21,757	47,712	41,968	3,741	17%	5,744	14%
Equipment revenue	27,616	18,443	51,594	36,599	9,173	50%	14,995	41%
Other revenue	104,071	85,192	204,154	160,881	18,879	22%	43,273	27%
Total revenue	1,035,345	940,110	2,033,056	1,837,508	95,235	10%	195,548	11%
Operating expenses:
Cost of services:
Revenue share and royalties	200,221	155,859	395,632	304,390	44,362	28%	91,242	30%
Programming and content	69,570	70,381	144,440	144,991	(811)	(1)%	(551)	0%
Customer service and billing	90,092	80,290	181,161	160,684	9,802	12%	20,477	13%
Satellite and transmission	21,272	19,493	42,651	39,188	1,779	9%	3,463	9%
Cost of equipment	12,030	5,442	19,834	12,469	6,588	121%	7,365	59%
Subscriber acquisition costs	124,407	129,992	247,429	246,103	(5,585)	(4)%	1,326	1%
Sales and marketing	77,759	68,058	154,086	133,956	9,701	14%	20,130	15%
Engineering, design and development	15,630	15,052	31,541	29,894	578	4%	1,647	6%
General and administrative	72,582	60,392	148,825	116,732	12,190	20%	32,093	27%
Depreciation and amortization	67,204	67,415	135,471	134,433	(211)	0%	1,038	1%
Total operating expenses	750,767	672,374	1,501,070	1,322,840	78,393	12%	178,230	13%
Income from operations	284,578	267,736	531,986	514,668	16,842	6%	17,318	3%
Other income (expense):
Interest expense, net of amounts capitalized	(67,521)	(49,728)	(121,613)	(95,902)	(17,793)	(36)%	(25,711)	(27)%
Loss on extinguishment of debt and credit facilities, net	—	(16,377)	—	(16,377)	16,377	100%	16,377	100%
Interest and investment (loss) income	(1,066)	294	3,283	1,932	(1,360)	(463)%	1,351	70%
Loss on change in value of derivatives	(7,463)	—	(34,485)	—	(7,463)	(100)%	(34,485)	(100)%
Other (loss) income	(1,745)	256	(1,652)	502	(2,001)	(782)%	(2,154)	(429)%
Total other expense	(77,795)	(65,555)	(154,467)	(109,845)	(12,240)	(19)%	(44,622)	(41)%
Income before income taxes	206,783	202,181	377,519	404,823	4,602	2%	(27,304)	(7)%
Income tax expense	(86,822)	(76,659)	(163,570)	(155,699)	(10,163)	(13)%	(7,871)	(5)%
Net income	$119,961	$125,522	$213,949	$249,124	$(5,561)	(4)%	$(35,175)	(14)%

Our results of operations discussed below include Sirius XM Connected Vehicle Services Inc. activity in 2014, as well as the impact of purchase price accounting adjustments associated with the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (the "Merger"). The purchase price accounting adjustments related to the Merger, include the: (i) elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. The deferred credits on executory contracts attributable to third party arrangements with an OEM included in revenue share and royalties, subscriber acquisition costs, and sales and marketing concluded with the expiration of the acquired contract during 2013. The impact of these purchase price accounting adjustments is detailed in our Adjusted Revenues and Operating Expenses tables on pages 37 through 44 of our glossary.

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

For the three months ended June 30, 2014 and 2013, subscriber revenue was $878,160 and $814,718, respectively, an increase of 8%, or $63,442. For the six months ended June 30, 2014 and 2013, subscriber revenue was $1,729,596 and $1,598,060, respectively, an increase of 8%, or $131,536. The increases were primarily attributable to increases in the daily weighted average number of subscribers, the inclusion of subscription revenue generated by our connected vehicle business and the increase in certain of our subscription rates beginning in January 2014. These increases were partially offset by an increasing number of lifetime subscription plans that have reached full revenue recognition and a change in an agreement with an automaker.

We expect subscriber revenues to increase based on the growth of our subscriber base, including connected vehicle subscribers, changes in our subscription rates and the sale of additional services to subscribers.

Advertising Revenue includes the sale of advertising on certain non-music channels.

For the three months ended June 30, 2014 and 2013, advertising revenue was $25,498 and $21,757, respectively, an increase of 17%, or $3,741. For the six months ended June 30, 2014 and 2013, advertising revenue was $47,712 and $41,968, respectively, an increase of 14%, or $5,744. The increase was primarily due to a greater number of advertising spots sold and broadcast.

We expect our advertising revenue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

For the three months ended June 30, 2014 and 2013, equipment revenue was $27,616 and $18,443, respectively, an increase of 50%, or $9,173. For the six months ended June 30, 2014 and 2013, equipment revenue was $51,594 and $36,599, respectively, an increase of 41%, or $14,995. The increase was driven by higher sales to distributors and royalties from OEM production, partially offset by lower per unit revenue on direct to consumer sales.

We expect equipment revenue to increase based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume of equipment sales in our aftermarket and direct to consumer business.

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.

For the three months ended June 30, 2014 and 2013, other revenue was $104,071 and $85,192, respectively, an increase of 22%, or $18,879. For the six months ended June 30, 2014 and 2013, other revenue was $204,154 and $160,881, respectively, an increase of 27%, or $43,273. The increase was driven by revenues from the U.S. Music Royalty Fee as the number of subscribers subject to the 12.5% rate increased along with an increase in subscribers.

We expect other revenue to increase as our subscriber base drives higher U.S. Music Royalty Fees and as the revenue of our Canadian affiliate grows.

Operating Expenses

Revenue Share and Royalties include distribution and content provider revenue share, royalties for broadcasting performance content and web streaming, and advertising revenue share.

For the three months ended June 30, 2014 and 2013, revenue share and royalties were $200,221 and $155,859, respectively, an increase of 28%, or $44,362, and increased as a percentage of total revenue. For the six months ended June 30, 2014 and 2013, revenue share and royalties were $395,632 and $304,390, respectively, an increase of 30%, or $91,242, and increased as a percentage of total revenue. For the three and six months ended June 30, 2013, revenue share and royalties was positively impacted by benefits of $40,831 and $80,592, respectively, to earnings from the amortization of deferred credits on executory contracts. The remainder of the increases were due, in part, to greater revenues subject to royalty and revenue sharing arrangements and a 5.6% increase in the statutory royalty rate for the performance of sound recordings.

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

For the three months ended June 30, 2014 and 2013, programming and content expenses were $69,570 and $70,381, respectively, a decrease of 1%, or $811, and decreased as a percentage of total revenue. For the six months ended June 30, 2014 and 2013, programming and content expenses were $144,440 and $144,991, respectively, a decrease of less than 1%, or $551, and decreased as a percentage of total revenue. The decreases were primarily due to the renewal of certain agreements at more cost effective terms, partially offset by a reduction in the benefit to earnings from the purchase price accounting adjustments associated with the Merger.

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

For the three months ended June 30, 2014 and 2013, customer service and billing expenses were $90,092 and $80,290, respectively, an increase of 12%, or $9,802, but remained flat as a percentage of total revenue. For the six months ended June 30, 2014 and 2013, customer service and billing expenses were $181,161 and $160,684, respectively, an increase of 13%, or $20,477, but remained flat as a percentage of total revenue. These increases were primarily due to the inclusion of costs associated with our connected vehicle services business and higher subscriber volume driving increased subscriber contacts.

We expect our customer service and billing expenses to increase as our subscriber base grows and as we attempt to improve the customer service experience for our subscribers.

Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; broadcast studios; and delivery of our Internet streaming service.

For the three months ended June 30, 2014 and 2013, satellite and transmission expenses were $21,272 and $19,493, respectively, an increase of 9%, or $1,779, but remained flat as a percentage of total revenue. For the six months ended June 30, 2014 and 2013, satellite and transmission expenses were $42,651 and $39,188, respectively, an increase of 9%, or $3,463, but remained flat as a percentage of total revenue. These increases were primarily due to increased satellite insurance expense and costs associated with our Internet streaming operations.

We expect overall satellite and transmission expenses to remain relatively unchanged as decreases in satellite insurance and Internet-based service costs are offset by increases in terrestrial repeater network and personnel costs.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

For the three months ended June 30, 2014 and 2013, cost of equipment was $12,030 and $5,442, respectively, an increase of 121%, or $6,588, and increased as a percentage of equipment revenue. For the six months ended June 30, 2014 and 2013, cost of equipment was $19,834 and $12,469, respectively, an increase of 59%, or $7,365, and increased as a percentage of equipment revenue. These increases were primarily due to higher sales to distributors, partially offset by lower costs per unit on direct to consumer sales.

We expect cost of equipment to fluctuate with changes in sales and inventory valuations.

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

For the three months ended June 30, 2014 and 2013, subscriber acquisition costs were $124,407 and $129,992, respectively, a decrease of 4%, or $5,585, and decreased as a percentage of total revenue. For the six months ended June 30, 2014 and 2013, subscriber acquisition costs were $247,429 and $246,103, respectively, an increase of 1%, or $1,326, but decreased as a percentage of total revenue. Improved OEM subsidy rates per vehicle and a change in a contract with an automaker decreased subscriber acquisition costs. In the second quarter of 2014, these decreases were partially offset by the elimination of the benefit to earnings in 2014 from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger and increased satellite radio installations in new vehicles. For the six month period, the amortization of the deferred credits and increased satellite radio installations were slightly greater than the decreases provided from the improved OEM subsidy rates and change in the contract with an automaker. For the three and six months ended June 30, 2013, the benefit to earnings from amortization of deferred credits were $22,017 and $44,022, respectively.

We expect subscriber acquisition costs to fluctuate with OEM installations and aftermarket volume; however, the cost of subsidized radio components are expected to decline.  We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

Sales and Marketing includes costs for customer acquisition and retention, advertising, media and production, including promotional events and sponsorships; cooperative marketing; and personnel. Customer acquisition and retention costs include expenses related to direct mail, outbound telemarketing and email communications.

For the three months ended June 30, 2014 and 2013, sales and marketing expenses were $77,759 and $68,058, respectively, an increase of 14%, or $9,701, and increased as a percentage of total revenue. For the six months ended June 30, 2014 and 2013, sales and marketing expenses were $154,086 and $133,956, respectively, an increase of 15%, or $20,130, and increased as a percentage of total revenue. These increases were primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, costs associated with our connected vehicle services business, and the elimination of the benefit to earnings in 2014 from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger. The benefits to earnings from the amortization of the deferred credit for acquired executory contracts for the three and six months ended June 30, 2013 were $4,153 and $8,319, respectively.

We anticipate that sales and marketing expenses will increase as we expand programs to retain our existing subscribers, win back former subscribers, and attract new subscribers.

Engineering, Design and Development consists primarily of compensation and related costs to develop chip sets and new products and services, research and development for broadcast information systems and costs associated with the incorporation of our radios into new vehicles manufactured by automakers.

For the three months ended June 30, 2014 and 2013, engineering, design and development expenses were $15,630 and $15,052, respectively, an increase of 4%, or $578, but remained flat as a percentage of total revenue. For the six months ended June 30, 2014 and 2013, engineering, design and development expenses were $31,541 and $29,894, respectively, an increase of 6%, or $1,647, but remained flat as a percentage of total revenue. These increases were driven primarily by costs associated with our connected vehicle services business, higher product development costs, and expenses related to the development of enhanced subscriber features and functionality for our service.

We expect engineering, design and development expenses to increase in future periods as we continue to develop our products and services.

General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.

For the three months ended June 30, 2014 and 2013, general and administrative expenses were $72,582 and $60,392, respectively, an increase of 20% or $12,190, and increased as a percentage of total revenue. For the six months ended June 30, 2014 and 2013, general and administrative expenses were $148,825 and $116,732, respectively, an increase of 27% or $32,093, and increased as a percentage of total revenue. These increases were primarily driven by costs associated with our connected vehicle services business, as well as higher legal, personnel, consulting and facilities costs.

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

For the three months ended June 30, 2014 and 2013, depreciation and amortization expense was $67,204 and $67,415, respectively, a decrease of less than 1%, or $211, and decreased as a percentage of total revenue. For the six months ended June 30, 2014 and 2013, depreciation and amortization expense was $135,471 and $134,433, respectively, an increase of 1%, or $1,038, but decreased as a percentage of total revenue. Decreased depreciation and amortization expense was driven by a reduction of amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives and certain satellites reaching the end of their estimated service lives. These decreases were offset by the inclusion of costs associated with our connected vehicle services business, and additional assets placed in-service, including our FM-6 satellite.

Other Income (Expense)

Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of satellites and related launch vehicles.

For the three months ended June 30, 2014 and 2013, interest expense was $67,521 and $49,728, respectively, an increase of 36%, or $17,793. For the six months ended June 30, 2014 and 2013, interest expense was $121,613 and $95,902, respectively, an increase of 27%, or $25,711. The increase was primarily due to higher average debt and a reduction in interest capitalized following the launch of our FM-6 satellite. The increase was partially offset by lower average interest rates resulting from the redemption or repayment of higher interest rate debt throughout 2013.

We expect interest expense to increase in future periods to the extent our total debt outstanding increases.

Loss on Extinguishment of debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.

For the three and six months ended June 30, 2014 and 2013, loss on extinguishment of debt and credit facilities, net, was $0 and $16,377, respectively. During the three and six months ended June 30, 2013, a $16,377 loss was recorded on the partial repayment of our then outstanding 7.625% Senior Notes due 2018 and 8.75% Senior Notes due 2015.

Interest and Investment (Loss) Income includes realized gains and losses, interest income, and our share of the income or loss of Sirius XM Canada.

For the three months ended June 30, 2014, interest and investment loss was $1,066 compared to income of $294 for the same period in 2013. For the six months ended June 30, 2014 and 2013, interest and investment income was $3,283 and $1,932, respectively. The loss for the three months ended June 30, 2014 was due to the inclusion of our share of Sirius XM Canada's net loss. For the six months ended June 30, 2014, interest and investment income was primarily due to the inclusion of our share of Sirius XM Canada's net income, and the conversion of the Canadian debentures into shares of Sirius XM Canada, partially offset by the amortization expense related to our equity method intangible assets. The interest and investment income for 2013 was primarily due to the inclusion of our share of Sirius XM Canada's net income, partially offset by the amortization expense related to our equity method intangible assets.

Loss on Change In Value of Derivatives represents the change in fair value of the commitments under the share repurchase agreement with Liberty Media, which are accounted for as a derivative.

For the three and six months ended June 30, 2014, net loss on change in value of derivatives was $7,463 and $34,485, respectively. The loss resulted from a change in the market value of our common stock to be purchased under the share repurchase agreement with Liberty Media.  On April 25, 2014, we completed the final purchase installment under this share repurchase agreement and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share.

Income Taxes

Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

For the three months ended June 30, 2014 and 2013, income tax expense was $86,822 and $76,659, respectively. For the three months ended June 30, 2014, we estimate our annual effective tax rate for the year ended December 31, 2014 will be 39.0%. For the six months ended June 30, 2014 and 2013, income tax expense was $163,570 and $155,699, respectively. Our effective tax rate for the six months ended June 30, 2014 was 43.3% due to the impact of the loss on the change in fair value of the derivative related to the share repurchase agreement.

Key Operating Metrics

In this section, we present certain financial performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”). These Non-GAAP financial measures include: average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; subscriber acquisition cost, or SAC, per installation; free cash flow; and adjusted EBITDA. These measures exclude the impact of share-based payment expense and certain purchase price accounting adjustments related to the Merger, which include the: (i) elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We use these Non-GAAP financial measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees.

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

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. In addition, these Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies. Please refer to the glossary (pages 37 through 44) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.
The following table contains our key operating metrics based on our adjusted results of operations for the three and six months ended June 30, 2014 and 2013, respectively. Subscribers to our connected vehicle services are not included in our subscriber count:

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for subscriber, per subscriber and per installation amounts)	2014	2013	2014	2013
Self-pay subscribers	21,635,008	20,297,736	21,635,008	20,297,736
Paid promotional subscribers	4,666,573	4,771,252	4,666,573	4,771,252
Ending subscribers	26,301,581	25,068,988	26,301,581	25,068,988
Self-pay subscribers	379,711	423,076	553,191	727,462
Paid promotional subscribers	95,761	292,686	189,080	441,190
Net additions	475,472	715,762	742,271	1,168,652
Daily weighted average number of subscribers	26,005,691	24,651,268	25,805,030	24,331,646
Average self-pay monthly churn	1.8%	1.7%	1.9%	1.8%
New vehicle consumer conversion rate	42%	45%	42%	44%

ARPU	$12.36	$12.28	$12.27	$12.16
SAC, per installation	$33	$47	$34	$47
Customer service and billing expenses, per average subscriber	$1.05	$1.08	$1.07	$1.09
Free cash flow	$335,044	$236,560	$557,833	$379,041
Adjusted EBITDA	$370,437	$282,979	$705,220	$544,850
Note: See pages 37 through 44 for glossary.

Subscribers. At June 30, 2014, we had 26,301,581 subscribers, an increase of 1,232,593 subscribers, or 5%, from the 25,068,988 subscribers as of June 30, 2013.

For the three months ended June 30, 2014 and 2013, net additions were 475,472 and 715,762, respectively, a decrease of 34%, or 240,290. For the six months ended June 30, 2014 and 2013, net additions were 742,271 and 1,168,652, respectively, a decrease of 36%, or 426,381. The decreases in self-pay net additions were due to increased churn associated with our larger subscriber base and vehicle turnover, partially offset by higher conversions from trial subscriptions.  The decreases in paid promotional net additions were due to lower growth in auto sales and a change from paid to unpaid trials under a contract with an automaker.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 37 through 44 for more details.)

For the three months ended June 30, 2014 and 2013, our average self-pay monthly churn rate was 1.8% and 1.7%, respectively. For the six months ended June 30, 2014 and 2013, our average self-pay monthly churn rate was 1.9% and 1.8%, respectively. These increases for the three and six month periods were due to increased migrations of existing self-pay subscribers to unpaid vehicle trials.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 37 through 44 for more details).

For the three months ended June 30, 2014 and 2013, the new vehicle consumer conversion rate was 42% and 45%, respectively. For the six months ended June 30, 2014 and 2013, the new vehicle consumer conversion rate was 42% and 44%, respectively. The decrease in the new vehicle consumer conversion rate for the three and six month periods were primarily due to an increased penetration rate and lower conversion of first-time satellite enabled car buyers.

ARPU is derived from total earned subscriber revenue, excluding revenue derived from our connected vehicle services business, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 37 through 44 for more details.)

For the three months ended June 30, 2014 and 2013, ARPU was $12.36 and $12.28, respectively. For the six months ended June 30, 2014 and 2013, ARPU was $12.27 and $12.16, respectively. These increases were driven primarily by the contribution of the U.S. Music Royalty Fee, and the impact of the increase in certain of our subscription rates beginning in January 2014. The positive result was partially offset by growth in subscription discounts offered through customer acquisition and retention programs, lifetime subscription plans that have reached full revenue recognition, and changes in contracts with an automaker and a rental car provider.

SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, excluding purchase price accounting adjustments, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 37 through 44 for more details.)

For the three months ended June 30, 2014 and 2013, SAC, per installation, was $33 and $47, respectively. For the six months ended June 30, 2014 and 2013, SAC, per installation, was $34 and $47, respectively. These decreases were primarily due to improvements in contractual OEM rates.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 37 through 44 for more details.)

For the three months ended June 30, 2014 and 2013, customer service and billing expenses, per average subscriber, were $1.05 and $1.08, respectively. For the six months ended June 30, 2014 and 2013, customer service and billing expenses, per average subscriber, were $1.07 and $1.09, respectively. These decreases were primarily driven by lower rates for foreign-based customer service agents and lower call volume per subscriber.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, and restricted and other investment activity. (For a reconciliation to GAAP see the accompanying glossary on pages 37 through 44 for more details.)

For the three months ended June 30, 2014 and 2013, free cash flow was $335,044 and $236,560, respectively, an increase of $98,484. For the six months ended June 30, 2014 and 2013, free cash flow was $557,833 and $379,041, respectively, an increase of $178,792. These increases were primarily driven by higher net cash provided by operating activities from improved performance, higher collections from subscribers and distributors, and a special one-time dividend from Sirius XM Canada, partially offset by payments related to improvements to our terrestrial repeater network and higher interest payments.

Adjusted EBITDA. EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax benefit (expense) and depreciation and amortization. Adjusted EBITDA excludes the impact of other income and expense, losses on extinguishment of debt, loss on change in value of derivatives as well as certain other charges, such as goodwill impairment, certain purchase price accounting adjustments and share-based payment expense. (For a reconciliation to GAAP see the accompanying glossary on pages 37 through 44 for more details.)

For the three months ended June 30, 2014 and 2013, adjusted EBITDA was $370,437 and $282,979, respectively, an increase of 31%, or $87,458. For the six months ended June 30, 2014 and 2013, adjusted EBITDA was $705,220 and $544,850, respectively, an increase of 29%, or $160,370. These increases were due to growth in adjusted revenues primarily due to the increase in our subscriber base and certain of our subscription rates, improved revenue share and OEM subsidy rates per vehicle, the renewal of certain programming and content agreements at more cost effective terms, and the inclusion of the results of our connected vehicle services business; partially offset by higher legal expenses and costs correlated to the growth in our revenues and subscriber base.

Liquidity and Capital Resources

Cash Flows for the six months ended June 30, 2014 compared with the six months ended June 30, 2013.

As of June 30, 2014 and December 31, 2013, we had $169,980 and $134,805, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Six Months Ended June 30,
(in thousands)	2014	2013	2014 vs. 2013
Net cash provided by operating activities	$592,072	$442,021	$150,051
Net cash used in investing activities	(33,095)	(62,980)	29,885
Net cash used in financing activities	(523,802)	(248,217)	(275,585)
Net increase in cash and cash equivalents	35,175	130,824	(95,649)
Cash and cash equivalents at beginning of period	134,805	520,945	(386,140)
Cash and cash equivalents at end of period	$169,980	$651,769	$(481,789)

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities increased by $150,051 to $592,072 for the six months ended June 30, 2014 from $442,021 for the six months ended June 30, 2013. Our largest source of cash provided by operating activities is generated by subscription and subscription-related revenues. We also generate cash from the sale of advertising on certain non-music channels and the sale of satellite radios, components and accessories. Our primary uses of cash from operating activities include revenue share and royalty payments to distributors and content providers, and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to vendors to service, maintain and acquire subscribers, general corporate expenditures, and compensation and related costs.

Cash Flows Used in Investing Activities
Cash flows used in investing activities are primarily due to additional spending to improve our terrestrial repeater network and for capitalized software, partially offset by the special one-time dividend received from our investment in Sirius XM Canada of $24,178. We expect to continue to incur significant costs to improve our terrestrial repeater network and broadcast and administrative infrastructure.

Cash Flows Used in Financing Activities

Cash flows used in financing activities consists of the issuance and repayment of long-term debt, cash used in our stock option program and the purchase of common stock under our share repurchase program. Proceeds from long-term debt, related party debt and equity issuances have been used to fund our operations, acquire the connected vehicle business of Agero, Inc., construct and launch new satellites and invest in other infrastructure improvements.

Cash flows used in financing activities in 2014 were primarily due to the purchase of shares of our common stock under our repurchase program for $1,532,164 and repayments under the Credit Facility. In 2014, we issued $1,500,000 aggregate principal amount of 6.00% Senior Notes due 2024. Cash flows used in financing activities in 2013 were primarily due to the purchase of shares of our common stock under our share repurchase program for $1,108,616, and open market purchases of $29,013 of our 8.75% Senior Notes due 2015 and $100,650 of our 7.625% Senior Notes due 2018. In 2013, we issued $500,000 aggregate principal amount of 4.25% Senior Notes due 2020 and $500,000 aggregate principal amount of 4.625% Senior Notes due 2023.

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

Stock Repurchase Program
As of June 30, 2014, our board of directors had approved $4,000,000 for repurchases of our common stock. In July 2014, our board of directors approved an additional $2,000,000 for repurchases of our common stock. Our board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including transactions with Liberty Media and its affiliates.

On October 9, 2013, we entered into an agreement to repurchase $500,000 of our common stock from Liberty Media. Pursuant to this agreement, we repurchased $160,000 of our common stock from Liberty Media in 2013. On April 25, 2014, we completed the final purchase installment and repurchased 92,888,561 shares of our common stock for $340,000 from Liberty Media at a price of $3.66 per share.

In May 2014, we entered into an accelerated share repurchase agreement ("ASR agreement") with a third-party financial institution to repurchase up to $600,000 of our common stock. Under the ASR agreement we prepaid $600,000 to the financial institution and received an initial delivery of 112,500,000 shares of our common stock. We retired these shares and recorded a $354,375 reduction to stockholders' equity in the second quarter of 2014. The remaining $245,625 under this ASR agreement is included in Additional paid-in capital within our unaudited consolidated balance sheets as of June 30, 2014. The ASR agreement is expected to mature no later than August 1, 2014 and will settle following maturity. The aggregate purchase price we will pay under the ASR agreement will be determined using a pre-agreed grid that references the volume-weighted average price (“VWAP”) of our common stock, and the total aggregate number of shares to be repurchased under the ASR agreement will be determined based on the VWAP of our common stock minus a discount during the term of the ASR agreement.

During the six months ended June 30, 2014, we repurchased 188,419,584 additional shares of our common stock for $612,903, including fees and commissions, on the open market. Common stock repurchases are retired upon settlement. As of June 30, 2014, $20,739 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders' equity.

As of June 30, 2014, our cumulative repurchases since December 2012 have totaled 914,066,011 shares for $3,315,263, and $684,737 remained available under our stock repurchase program, which excludes the additional $2,000,000 authorized by our board of directors in July 2014. We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and future borrowings.

Debt Covenants
The indentures governing Sirius XM's senior notes and the agreement governing Sirius XM's Credit Facility include restrictive covenants. As of June 30, 2014, Sirius XM was in compliance with such indentures and agreement. For a discussion of our “Debt Covenants,” refer to Note 13 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statements of comprehensive income of certain expenses, including share-based payment expense and certain purchase price accounting for the Merger. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net income as disclosed in our unaudited consolidated statements of comprehensive income. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income to the adjusted EBITDA is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income (GAAP):	$119,961	$125,522	$213,949	$249,124
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 39-42)	1,813	1,813	3,626	3,626
Operating expenses (see pages 39-42)	(945)	(69,479)	(1,890)	(137,889)
Share-based payment expense (GAAP)	17,787	15,494	36,027	30,012
Depreciation and amortization (GAAP)	67,204	67,415	135,471	134,433
Interest expense, net of amounts capitalized (GAAP)	67,521	49,728	121,613	95,902
Loss on extinguishment of debt and credit facilities, net (GAAP)	—	16,377	—	16,377
Interest and investment loss (income) (GAAP)	1,066	(294)	(3,283)	(1,932)
Loss on change in value of derivatives (GAAP)	7,463	—	34,485	—
Other loss (income) (GAAP)	1,745	(256)	1,652	(502)
Income tax expense (GAAP)	86,822	76,659	163,570	155,699
Adjusted EBITDA	$370,437	$282,979	$705,220	$544,850

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments from the Merger and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the three and six months ended June 30, 2014 and 2013:

	Unaudited For the Three Months Ended June 30, 2014
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$878,160	$—	$—	$878,160
Advertising revenue	25,498	—	—	25,498
Equipment revenue	27,616	—	—	27,616
Other revenue	104,071	1,813	—	105,884
Total revenue	$1,035,345	$1,813	$—	$1,037,158
Operating expenses
Cost of services:
Revenue share and royalties	$200,221	$—	$—	$200,221
Programming and content	69,570	945	(2,254)	68,261
Customer service and billing	90,092	—	(587)	89,505
Satellite and transmission	21,272	—	(956)	20,316
Cost of equipment	12,030	—	—	12,030
Subscriber acquisition costs	124,407	—	—	124,407
Sales and marketing	77,759	—	(3,407)	74,352
Engineering, design and development	15,630	—	(1,937)	13,693
General and administrative	72,582	—	(8,646)	63,936
Depreciation and amortization (a)	67,204	—	—	67,204
Share-based payment expense	—	—	17,787	17,787
Total operating expenses	$750,767	$945	$—	$751,712

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended June 30, 2014 was $10,000.

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

	Unaudited For the Six Months Ended June 30, 2014
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$1,729,596	$—	$—	$1,729,596
Advertising revenue	47,712	—	—	47,712
Equipment revenue	51,594	—	—	51,594
Other revenue	204,154	3,626	—	207,780
Total revenue	$2,033,056	$3,626	$—	$2,036,682
Operating expenses
Cost of services:
Revenue share and royalties	$395,632	$—	$—	$395,632
Programming and content	144,440	1,890	(4,469)	141,861
Customer service and billing	181,161	—	(1,164)	179,997
Satellite and transmission	42,651	—	(1,902)	40,749
Cost of equipment	19,834	—	—	19,834
Subscriber acquisition costs	247,429	—	—	247,429
Sales and marketing	154,086	—	(6,973)	147,113
Engineering, design and development	31,541	—	(3,863)	27,678
General and administrative	148,825	—	(17,656)	131,169
Depreciation and amortization (a)	135,471	—	—	135,471
Share-based payment expense	—	—	36,027	36,027
Total operating expenses	$1,501,070	$1,890	$—	$1,502,960

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the six months ended June 30, 2014 was $20,000.

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

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for six months ended June 30, 2013 was $25,000.

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

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Subscriber revenue, excluding connected vehicle (GAAP)	$855,846	$814,718	$1,688,649	$1,598,060
Add: advertising revenue (GAAP)	25,498	21,757	47,712	41,968
Add: other subscription-related revenue (GAAP)	82,990	71,648	163,758	135,785
	$964,334	$908,123	$1,900,119	$1,775,813
Daily weighted average number of subscribers	26,005,691	24,651,268	25,805,030	24,331,646
ARPU	$12.36	$12.28	$12.27	$12.16

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

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Customer service and billing expenses, excluding connected vehicle (GAAP)	$82,705	$80,290	$166,809	$160,684
Less: share-based payment expense (GAAP)	(587)	(511)	(1,164)	(981)
	$82,118	$79,779	$165,645	$159,703
Daily weighted average number of subscribers	26,005,691	24,651,268	25,805,030	24,331,646
Customer service and billing expenses, per average subscriber	$1.05	$1.08	$1.07	$1.09

Free cash flow - is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Cash Flow information
Net cash provided by operating activities	$340,682	$273,106	$592,072	$442,021
Net cash used in investing activities	$(5,638)	$(36,546)	$(33,095)	$(62,980)
Net cash used in financing activities	$(286,235)	$208,482	$(523,802)	$(248,217)
Free Cash Flow
Net cash provided by operating activities	$340,682	$273,106	$592,072	$442,021
Additions to property and equipment	(29,816)	(36,546)	(58,417)	(62,980)
Return of capital from investment in unconsolidated entity	24,178	—	24,178	—
Free cash flow	$335,044	$236,560	$557,833	$379,041

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

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Subscriber acquisition costs (GAAP)	$124,407	$129,992	$247,429	$246,103
Less: margin from direct sales of radios and accessories (GAAP)	(15,586)	(13,001)	(31,760)	(24,130)
Add: purchase price accounting adjustments	—	22,017	—	44,022
	$108,821	$139,008	$215,669	$265,995
Installations	3,279,564	2,973,267	6,358,074	5,684,160
SAC, per installation	$33	$47	$34	$47

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of June 30, 2014, we did not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Sirius XM's borrowings under the Credit Facility carry a variable interest rate based on LIBOR plus an applicable rate based on its debt to operating cash flow ratio. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

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

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2014, our board of directors had approved $4.0 billion for repurchases of our common stock. In July 2014, our board of directors approved an additional $2.0 billion for repurchases of our common stock. Our board of directors did not establish an end date for this stock repurchase program. Shares of our common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in transactions with Liberty Media and its affiliates. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2014 - April 30, 2014	131,135,903	$3.52	131,135,903	$1,647,493,714
May 1, 2014 - May 31, 2014	180,672,242	(b)	180,672,242	$828,517,531
June 1, 2014 - June 30, 2014	42,500,000	$3.38	42,500,000	$684,736,881
Total	354,308,145	(b)	354,308,145

(a)	These amounts include fees and commissions associated with the shares repurchased.

(b)
In May 2014, we paid $600 million under an ASR agreement and received an initial delivery of 112.5 million shares of our common stock. The ASR agreement is expected to mature no later than August 1, 2014 and will settle following maturity. See Note 14 to the consolidated financial statements included in this report. In addition, during May 2014 we purchased 68.2 million shares of our common stock on the open market at an average price of $3.21 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of July 2014.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit	Description

4.1
Supplemental Indenture, dated as of April 10, 2014, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 10, 2014).

4.2
Indenture, dated as of May 6, 2014, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.00% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 7, 2014).

10.1
Amendment No. 1, dated as of April 22, 2014, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders, as collateral agent for the Secured Parties and as an Issuing Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 22, 2014).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2014 and 2013; (ii) Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2014 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements (Unaudited).

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