Form 10-Q
period 2014-09-30
SIRIUS XM HOLDINGS INC.
filed 2014-10-28
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 24, 2014)
COMMON STOCK, $0.001 PAR VALUE	5,494,443,257	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue:
Subscriber revenue	$902,514	$834,053	$2,632,110	$2,432,113
Advertising revenue	25,300	21,918	73,012	63,886
Equipment revenue	23,129	17,989	74,723	54,588
Other revenue	106,144	87,549	310,298	248,430
Total revenue	1,057,087	961,509	3,090,143	2,799,017
Operating expenses:
Cost of services:
Revenue share and royalties	204,307	162,627	599,939	467,017
Programming and content	74,920	72,322	219,360	217,313
Customer service and billing	93,013	76,322	274,174	237,006
Satellite and transmission	21,794	19,853	64,446	59,041
Cost of equipment	9,485	5,340	29,319	17,809
Subscriber acquisition costs	119,778	125,457	367,207	371,560
Sales and marketing	83,906	75,638	237,992	209,594
Engineering, design and development	16,136	13,007	47,677	42,901
General and administrative	75,170	67,881	223,995	184,613
Depreciation and amortization	64,550	58,533	200,021	192,966
Total operating expenses	763,059	676,980	2,264,130	1,999,820
Income from operations	294,028	284,529	826,013	799,197
Other income (expense):
Interest expense, net of amounts capitalized	(75,416)	(54,629)	(197,029)	(150,531)
Loss on extinguishment of debt and credit facilities, net	—	(107,971)	—	(124,348)
Interest and investment income	6,305	1,716	9,588	3,648
Loss on change in value of derivatives	—	—	(34,485)	—
Other income (loss)	297	407	(1,354)	909
Total other expense	(68,814)	(160,477)	(223,280)	(270,322)
Income before income taxes	225,214	124,052	602,733	528,875
Income tax expense	(89,044)	(61,158)	(252,614)	(216,857)
Net income	$136,170	$62,894	$350,119	$312,018
Foreign currency translation adjustment, net of tax	(58)	(11)	20	(292)
Total comprehensive income	$136,112	$62,883	$350,139	$311,726
Net income per common share:
Basic	$0.02	$0.01	$0.06	$0.05
Diluted	$0.02	$0.01	$0.06	$0.05
Weighted average common shares outstanding:
Basic	5,626,078	6,184,216	5,860,248	6,265,981
Diluted	5,974,047	6,287,353	6,208,569	6,446,082

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,585	$134,805
Accounts receivable, net	102,646	103,937
Receivables from distributors	104,147	88,975
Inventory, net	24,350	13,863
Prepaid expenses	126,131	110,530
Related party current assets	4,006	9,145
Deferred tax asset	784,143	937,598
Other current assets	10,444	20,160
Total current assets	1,259,452	1,419,013
Property and equipment, net	1,522,635	1,594,574
Long-term restricted investments	5,922	5,718
Deferred financing fees, net	12,679	12,604
Intangible assets, net	2,658,476	2,700,062
Goodwill	2,205,107	2,204,553
Related party long-term assets	1,679	30,164
Long-term deferred tax asset	775,147	868,057
Other long-term assets	8,260	10,035
Total assets	$8,449,357	$8,844,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$552,412	$578,333
Accrued interest	75,984	42,085
Current portion of deferred revenue	1,612,388	1,586,611
Current portion of deferred credit on executory contracts	2,339	3,781
Current maturities of long-term debt	498,433	496,815
Current maturities of long-term related party debt	10,992	10,959
Related party current liabilities	3,268	20,320
Total current liabilities	2,755,816	2,738,904
Deferred revenue	148,474	149,026
Deferred credit on executory contracts	—	1,394
Long-term debt	4,259,646	3,093,821
Related party long-term liabilities	14,345	16,337
Other long-term liabilities	97,661	99,556
Total liabilities	7,275,942	6,099,038
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, undesignated, par value $0.001 (liquidation preference of $0.001 per share); 50,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.001; 9,000,000,000 shares authorized; 5,542,621,493 and 6,096,220,526 shares issued; 5,538,190,736 and 6,096,220,526 outstanding at September 30, 2014 and December 31, 2013, respectively	5,543	6,096
Accumulated other comprehensive loss, net of tax	(288)	(308)
Additional paid-in capital	6,767,781	8,674,129
Treasury stock, at cost; 4,430,757 and 0 shares of common stock at September 30, 2014 and December 31, 2013, respectively	(15,565)	—
Accumulated deficit	(5,584,056)	(5,934,175)
Total stockholders’ equity	1,173,415	2,745,742
Total liabilities and stockholders’ equity	$8,449,357	$8,844,780

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Convertible Perpetual Preferred Stock, Series B-1		Common Stock				Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2013	—	$—	6,096,220,526	$6,096	$(308)	$8,674,129	—	$—	$(5,934,175)	$2,745,742
Comprehensive income, net of tax	—	—	—	—	20	—	—	—	350,119	350,139
Share-based payment expense	—	—	—	—	—	57,832	—	—	—	57,832
Exercise of options and vesting of restricted stock units	—	—	11,922,805	12	—	319	—	—	—	331
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	—	—	(24,809)	—	—	—	(24,809)
Conversion of Exchangeable Notes to common stock	—	—	3,259	—	—	6	—	—	—	6
Issuance of common stock upon exercise of warrants	—	—	99,349	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	(68,118)	570,055,203	(1,887,708)	—	(1,955,826)
Common stock retired	—	—	(565,624,446)	(565)	—	(1,871,578)	(565,624,446)	1,872,143	—	—
Balance at September 30, 2014	—	$—	5,542,621,493	$5,543	$(288)	$6,767,781	4,430,757	$(15,565)	$(5,584,056)	$1,173,415
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$350,119	$312,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,021	192,966
Non-cash interest expense, net of amortization of premium	16,515	16,506
Provision for doubtful accounts	32,875	28,571
Amortization of deferred income related to equity method investment	(2,081)	(2,082)
Loss on extinguishment of debt and credit facilities, net	—	124,348
Gain on unconsolidated entity investments, net	(2,677)	(2,831)
Dividend received from unconsolidated entity investment	12,873	17,707
Loss on disposal of assets	217	128
Loss on change in value of derivatives	34,485	—
Share-based payment expense	57,832	49,774
Deferred income taxes	244,667	219,184
Other non-cash purchase price adjustments	(2,836)	(206,786)
Changes in operating assets and liabilities:
Accounts receivable	(31,584)	(25,207)
Receivables from distributors	(15,172)	23,606
Inventory	(10,487)	11,095
Related party assets	(995)	2,077
Prepaid expenses and other current assets	(16,319)	(6,665)
Other long-term assets	1,567	(363)
Accounts payable and accrued expenses	(36,861)	(58,680)
Accrued interest	33,899	19,964
Deferred revenue	25,225	34,530
Related party liabilities	(1,261)	(635)
Other long-term liabilities	(1,854)	(4,968)
Net cash provided by operating activities	888,168	744,257
Cash flows from investing activities:
Additions to property and equipment	(87,244)	(118,235)
Purchases of restricted and other investments	—	(1,719)
Acquisition of business, net of cash acquired	1,144	—
Return of capital from investment in unconsolidated entity	24,178	—
Net cash used in investing activities	(61,922)	(119,954)
Cash flows from financing activities:
Proceeds from exercise of stock options	331	21,819
Taxes paid in lieu of shares issued for stock-based compensation	(24,781)	(27,913)
Proceeds from long-term borrowings and revolving credit facility, net of costs	2,151,205	2,532,137
Payment of premiums on redemption of debt	—	(116,410)
Repayment of long-term borrowings and revolving credit facility	(993,772)	(1,085,737)
Repayment of related party long-term borrowings	—	(150,000)
Common stock repurchased and retired	(1,990,449)	(1,602,360)
Net cash used in financing activities	(857,466)	(428,464)
Net (decrease) increase in cash and cash equivalents	(31,220)	195,839
Cash and cash equivalents at beginning of period	134,805	520,945
Cash and cash equivalents at end of period	$103,585	$716,784
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$138,388	$109,476
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$719	$8,870
Conversion of Series B preferred stock to common stock	$—	$1,293
Treasury stock not yet settled	$15,565	$—
Conversion of 7% Exchangeable Notes to common stock, net of debt issuance and deferred financing costs	$6	$45,097
Purchase price accounting adjustments to goodwill	$1,698	$—
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

Liberty Media Corporation ("Liberty Media") beneficially owns, directly and indirectly, over 50% of the outstanding shares of our common stock. As a result, we are a "controlled company" for the purposes of the NASDAQ corporate governance requirements. Liberty Media owns interests in a broad range of media, communications and entertainment businesses.

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

All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been made.

Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 4, 2014.

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 and have determined that no events have occurred that would

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

require adjustment to our unaudited consolidated financial statements. For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 18.
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

On November 4, 2013, we purchased all of the outstanding shares of the capital stock of the connected vehicle business of Agero, Inc. ("Agero"). The transaction was accounted for using the acquisition method of accounting. During the nine months ended September 30, 2014, the purchase price allocation associated with the connected vehicle business of Agero was adjusted resulting in a net increase to Goodwill of $554, of which $1,144 related to the finalization of the working capital calculation.

As of September 30, 2014, our Goodwill balance associated with the acquisition was $390,016. No other assets or liabilities have been adjusted as a result of the final working capital calculation and adjusted purchase price allocation.

(3)	Summary of Significant Accounting Policies

Fair Value of Financial Instruments
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of September 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.

Our assets and liabilities measured at fair value were as follows:

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Sirius XM Canada Holdings Inc. ("Sirius XM Canada") - investment (a)	$303,500	—	—	$303,500	$432,200	—	—	$432,200
Sirius XM Canada - fair value of host contract of debenture (b)	$—	—	—	$—	$—	—	3,641	$3,641
Sirius XM Canada - fair value of embedded derivative of debenture (b)	$—	—	—	$—	$—	—	57	$57
Liabilities:
Debt (c)	$—	5,270,623	—	$5,270,623	$—	4,066,755	—	$4,066,755
Share Repurchase Agreement (d)	$—	—	—	$—	$—	15,702	—	$15,702

(a)	This amount approximates fair value. The carrying value of our investment in Sirius XM Canada was $1,292 and $26,972 as of September 30, 2014 and December 31, 2013, respectively.

(b)
As of December 31, 2013, we held an investment in CAD $4,000 face value of 8% convertible unsecured subordinated debentures issued by Sirius XM Canada for which the embedded conversion feature was bifurcated from the host contract. Sirius XM Canada redeemed and converted the debentures during the three months ended March 31, 2014.

(c)
The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. Refer to Note 13 for information related to the carrying value of our debt as of September 30, 2014 and December 31, 2013.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(d)
The final installment under the share repurchase agreement with Liberty Media was settled on April 25, 2014. The fair value of the derivative associated with the share repurchase agreement was determined using observable inputs, including the U.S. spot LIBOR curve and other available market data and was recorded in our unaudited consolidated balance sheets in Related party current liabilities, with changes in fair value recorded to our unaudited statements of comprehensive income.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss of $288 at September 30, 2014 was primarily comprised of the cumulative foreign currency translation adjustments related to our interest in Sirius XM Canada. During the three and nine months ended September 30, 2014, we recorded other comprehensive (loss) income related to foreign currency translation adjustments, of $(58) and $20, respectively. In addition, during the nine months ended September 30, 2014, upon the redemption and conversion of the 8% convertible unsecured subordinated debentures issued by Sirius XM Canada, we reclassified $223, net of tax, of previously recognized foreign currency translation losses out of Accumulated other comprehensive loss and into Interest and investment (loss) income.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  Accordingly, we will adopt this ASU on January 1, 2017.  Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and we are currently evaluating which transition approach to use.  We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

(4)	Earnings per Share

Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and nine months ended September 30, 2014. In 2013, we utilized the two-class method in calculating basic net income per common share, as our Series B Preferred Stock was considered to be participating securities through January 18, 2013. On January 18, 2013, Liberty Media converted its remaining 6,250,100 outstanding shares of our Series B Preferred Stock into 1,293,509,076 shares of common stock.

Common stock equivalents of approximately 143,697,000 and 323,615,000 for the three months ended September 30, 2014 and 2013, respectively, and 123,234,000 and 354,938,000 for the nine months ended September 30, 2014 and 2013, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income	$136,170	$62,894	$350,119	$312,018
Less:
Allocation of undistributed income to Series B Preferred Stock	—	—	—	(4,190)
Net income available to common stockholders for basic net income per common share	$136,170	$62,894	$350,119	$307,828
Add back:
Allocation of undistributed income to Series B Preferred Stock	—	—	—	4,190
Effect of interest on assumed conversions of convertible debt	5,363	—	16,088	—
Net income available to common stockholders for diluted net income per common share	$141,533	$62,894	$366,207	$312,018
Denominator:
Weighted average common shares outstanding for basic net income per common share	5,626,078	6,184,216	5,860,248	6,265,981
Weighted average impact of assumed Series B Preferred Stock conversion	—	—	—	85,286
Weighted average impact of assumed convertible debt	272,853	—	272,853	—
Weighted average impact of other dilutive equity instruments	75,116	103,137	75,468	94,815
Weighted average shares for diluted net income per common share	5,974,047	6,287,353	6,208,569	6,446,082
Net income per common share:
Basic	$0.02	$0.01	$0.06	$0.05
Diluted	$0.02	$0.01	$0.06	$0.05

(5)	Receivables

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

Accounts receivable, net, consists of the following:

	September 30, 2014	December 31, 2013
Gross accounts receivable	$110,290	$113,015
Allowance for doubtful accounts	(7,644)	(9,078)
Total accounts receivable, net	$102,646	$103,937

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

	September 30, 2014	December 31, 2013
Billed	$58,361	$38,532
Unbilled	45,786	50,443
Total	$104,147	$88,975

(6)	Inventory, net

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

Inventory, net, consists of the following:

	September 30, 2014	December 31, 2013
Raw materials	$11,978	$12,358
Finished goods	23,375	15,723
Allowance for obsolescence	(11,003)	(14,218)
Total inventory, net	$24,350	$13,863

(7)	Goodwill

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

As of September 30, 2014, there were no indicators of impairment and no impairment loss was recorded for goodwill during the three and nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014, the purchase price allocation and working capital calculation associated with the connected vehicle business we purchased from Agero were adjusted. These adjustments resulted in a net increase to Goodwill of $554. As of September 30, 2014, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the "Merger") between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. ("XM"), was $4,766,190, which was recognized during the year ended December 31, 2008.

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

We recorded intangible assets at fair value related to the Merger that were formerly held by XM. In November 2013, we recorded intangible assets at fair value as a result of the acquisition of the connected vehicle business of Agero. Our intangible assets include the following:

		September 30, 2014			December 31, 2013
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Due to the Merger:
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(297,483)	82,517	380,000	(271,372)	108,628
Licensing agreements	9.1 years	45,289	(22,369)	22,920	45,289	(19,604)	25,685
Proprietary software	6 years	16,552	(13,825)	2,727	16,552	(13,384)	3,168
Developed technology	10 years	2,000	(1,233)	767	2,000	(1,083)	917
Leasehold interests	7.4 years	132	(110)	22	132	(96)	36
Due to the acquisition of connected vehicle business of Agero:
Definite life intangible assets:
OEM relationships	15 years	220,000	(13,444)	206,556	220,000	(2,444)	217,556
Proprietary software	10 years	10,663	(1,350)	9,313	10,663	(245)	10,418
Total intangible assets		$3,008,290	$(349,814)	$2,658,476	$3,008,290	$(308,228)	$2,700,062

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

We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our licenses expires:

FCC satellite licenses	Expiration year
SIRIUS FM-1	2017
SIRIUS FM-2	2017
SIRIUS FM-3	2017
SIRIUS FM-5	2017
SIRIUS FM-6 (1)
XM-1 (2)
XM-2 (2)
XM-3	2021
XM-4	2022
XM-5	2018

(1)
The FCC license for our FM-6 satellite will be issued for a period of eight years, beginning on the date we certify to the FCC that the satellite has been successfully placed into orbit and that the operations of the satellite fully conform to the terms and conditions of the space station radio authorization.

(2)	The FCC license for this satellite has expired. The FCC has granted us special temporary authority to operate this satellite and prepare it for deorbiting maneuvers.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Prior to expiration, we are required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses, including temporary licenses, is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time. The FCC license for our XM-4 satellite, which would have expired in December 2014, was renewed and extended until 2022.

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of September 30, 2014, there were no legal, regulatory or contractual limitations associated with the XM trademark.

Our annual impairment assessment of our indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As of September 30, 2014, there were no indicators of impairment, and no impairment loss was recorded for intangible assets with indefinite lives during the three and nine months ended September 30, 2014 and 2013.

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

Amortization expense for all definite life intangible assets was $13,642 and $12,107 for the three months ended September 30, 2014 and 2013, respectively, and $41,586 and $37,043 for the nine months ended September 30, 2014 and 2013, respectively. Expected amortization expense for the remaining period in 2014, each of the fiscal years 2015 through 2018 and for periods thereafter is as follows:

Year ending December 31,	Amount
2014 (remaining)	$13,430
2015	51,700
2016	48,545
2017	34,882
2018	19,463
Thereafter	156,802
Total definite life intangible assets, net	$324,822

(9)	Interest Costs

We capitalized a portion of the interest on funds borrowed as part of the cost of constructing our satellites and related launch vehicles. We capitalized interest associated with our FM-6 satellite and related launch vehicle. We also incurred interest costs on our debt instruments and on our satellite incentive agreements. The following is a summary of our interest costs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest costs charged to expense	$75,416	$54,629	$197,029	$150,531
Interest costs capitalized	70	7,915	480	23,923
Total interest costs incurred	$75,486	$62,544	$197,509	$174,454

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees, of $5,736 and $5,574 for the three months ended September 30, 2014 and 2013, respectively, and $16,515 and $16,506 for the nine months ended September 30, 2014 and 2013, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(10)	Property and Equipment

Property and equipment, net, consists of the following:

	September 30, 2014	December 31, 2013
Satellite system	$2,397,611	$2,407,423
Terrestrial repeater network	107,796	109,367
Leasehold improvements	48,514	46,173
Broadcast studio equipment	60,045	59,020
Capitalized software and hardware	321,312	298,267
Satellite telemetry, tracking and control facilities	66,206	63,944
Furniture, fixtures, equipment and other	77,188	67,275
Land	38,411	38,411
Building	59,091	58,662
Construction in progress	147,650	103,148
Total property and equipment	3,323,824	3,251,690
Accumulated depreciation and amortization	(1,801,189)	(1,657,116)
Property and equipment, net	$1,522,635	$1,594,574

Construction in progress consists of the following:

	September 30, 2014	December 31, 2013
Satellite system	$12,912	$11,879
Terrestrial repeater network	46,554	30,078
Capitalized software	73,050	39,924
Other	15,134	21,267
Construction in progress	$147,650	$103,148

Depreciation expense on property and equipment was $50,908 and $46,426 for the three months ended September 30, 2014 and 2013, respectively, and $158,435 and $155,923 for the nine months ended September 30, 2014 and 2013, respectively. We retired property and equipment of $14,802 and $13,130 during the nine months ended September 30, 2014 and 2013, respectively, which included the retirement of our XM-2 satellite in 2014.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Satellites
We currently own a fleet of nine operating satellites. The chart below provides certain information on these satellites:

Satellite Designation	Year Delivered	Estimated End of Depreciable Life
FM-1*	2000	2013
FM-2*	2000	2013
FM-3	2000	2015
FM-5	2009	2024
FM-6	2013	2028
XM-1*	2001	2013
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025
* Satellite was fully depreciated as of September 30, 2014 but is still in operation.

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

During the nine months ended September 30, 2014, we evaluated our investment in M-Way Solutions GmbH ("M-Way") and determined that there was an other than temporary decline in its fair value. As a result, we reduced our investment balance to zero and recognized a loss of $2,342 in Other income (loss) in our unaudited consolidated statements of comprehensive income during the nine months ended September 30, 2014.

We had the following related party balances at September 30, 2014 and December 31, 2013:

	Related party current assets		Related party long-term assets		Related party current liabilities		Related party current debt		Related party long-term liabilities
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Liberty Media	$53	$278	$—	$—	$257	$15,766	$10,992	$10,959	$—	$—
Sirius XM Canada	3,953	8,867	1,679	27,619	3,011	4,554	—	—	14,345	16,337
M-Way	—	—	—	2,545	—	—	—	—	—	—
Total	$4,006	$9,145	$1,679	$30,164	$3,268	$20,320	$10,992	$10,959	$14,345	$16,337

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Liberty Media
On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500,000 of our common stock from Liberty Media. Pursuant to that agreement, we repurchased $160,000 of our common stock from Liberty Media in 2013. As of December 31, 2013, $15,702 was recorded to Related party current liabilities for the fair value of the derivative associated with the share repurchase agreement with Liberty Media as there were certain terms in the forward purchase contract that could cause the obligation to not be fulfilled. As a result, the instrument was a liability and was marked to fair value with any gain or loss recorded to our unaudited consolidated statements of comprehensive income. On April 25, 2014, we completed the final purchase installment under this share repurchase agreement and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share. We recognized $34,485 to Loss on change in value of derivatives in our unaudited consolidated statements of comprehensive income related to this agreement during the nine months ended September 30, 2014.

We understand that Liberty Media held $11,000 in principal amount of our 7% Exchangeable Senior Subordinated Notes due 2014 at September 30, 2014 and December 31, 2013.

Sirius XM Canada
Our related party current asset balances primarily consist of deferred programming costs, accrued interest and chip set costs that we are reimbursed for. Our related party long-term asset balances primarily include our investment balance in Sirius XM Canada. As of September 30, 2014, $1,292 of our investment balance in Sirius XM Canada related to equity method goodwill and as of December 31, 2013, $26,161 of our investment balance related to equity method goodwill and intangible assets. Our related party liabilities as of September 30, 2014 and December 31, 2013 include $2,776 for the current portion of deferred revenue and $14,109 and $16,190, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with XM Canada, now Sirius XM Canada. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the end of the expected term of the current existing agreements.

We recorded the following revenue and expenses associated with our related parties which were recorded in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Sirius XM Canada:
Revenue (a)	$11,963	$10,669	$36,303	$33,980
Share of net earnings (b)	$6,302	$1,449	$9,610	$2,831
Liberty Media:
Expenses (c)	$(281)	$(3,619)	$(837)	$(12,978)

(a)
Under our agreements with Sirius XM Canada, we receive a percentage-based royalty for certain types of subscription revenue earned by Sirius XM Canada for the distribution of Sirius and XM channels, royalties for activation fees and reimbursements for other charges. We record revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income.

(b)
Our share of Sirius XM Canada's net earnings is recorded to Interest and investment income in our unaudited consolidated statements of comprehensive income on a one month lag. During the nine months ended September 30, 2014, our share of Sirius XM Canada’s net earnings included a gain of $1,251 related to the fair value received in excess of the carrying value associated with the redemption of our investment in Sirius XM Canada’s 8% convertible unsecured subordinated debentures in February 2014. Sirius XM Canada declared dividends to us of $4,591 and $4,727 during the three months ended September 30, 2014 and 2013, respectively, and $39,046 and $12,209 during the nine months ended September 30, 2014 and 2013, respectively. These dividends were recorded as a reduction to our investment balance in Sirius XM Canada through the second quarter of 2014 and as Interest and investment income beginning in the third quarter of 2014. This amount includes amortization related to the equity method intangible assets of $0 and $364 for the three months ended September 30, 2014 and 2013, respectively, and $363 and $1,091 for the nine months ended September 30, 2014 and 2013, respectively.

(c)	We recognize Interest expense associated with the portion of the 7% Exchangeable Senior Subordinated Notes due 2014 held by Liberty Media.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(12)	Investments

Long Term Restricted Investments
Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of our office space. As of September 30, 2014 and December 31, 2013 our Long-term restricted investments were $5,922 and $5,718, respectively.

(13)Debt

Our debt as of September 30, 2014 and December 31, 2013 consisted of the following:

						Carrying value at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount	September 30, 2014	December 31, 2013
Sirius XM (a)(b)	August 2008	7% Exchangeable Senior Subordinated Notes (the "Exchangeable Notes")	December 1, 2014	semi-annually on June 1 and December 1	$502,364	$502,007	$500,481
Sirius XM (a)(c)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November 15	500,000	495,346	494,809
Sirius XM (a)(c)	September 2013	5.875% Senior Notes (the "5.875% Notes")	October 1, 2020	semi-annually on April 1 and October 1	650,000	643,566	642,914
Sirius XM (a)(c)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	600,000	594,940	594,499
Sirius XM (a)(c)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May 15 and November 15	500,000	494,998	494,653
Sirius XM (a)(c)(d)	May 2014	6.00% Senior Notes (the "6.00% Notes")	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,483,611	—
Sirius XM (a)(c)(e)	August 2012	5.25% Senior Secured Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	400,000	395,020	394,648
Sirius XM (f)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	December 5, 2017	variable fee paid quarterly	1,250,000	145,000	460,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	14,583	19,591
Total Debt						4,769,071	3,601,595
Less: total current maturities non-related party						498,433	496,815
Less: total current maturities related party						10,992	10,959
Total long-term debt						$4,259,646	$3,093,821

(a)	The carrying value of the notes are net of the remaining unamortized original issue discount.

(b)
Sirius XM and Holdings are co-obligors with respect to the Exchangeable Notes. The Exchangeable Notes are senior subordinated obligations and rank junior in right of payment to our existing and future senior debt and equally in right of payment with our existing and future senior subordinated debt. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under these notes on a senior subordinated basis. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of our common stock at an exchange rate of 543.1372 shares of common stock per $1,000 principal amount of the notes, which is equivalent to an approximate exchange price of $1.841 per share of common stock. During the three months ended September 30, 2014, $6 of the Exchangeable Notes were converted into shares of our common stock. During the three and nine months ended September 30, 2014, the common stock reserved for conversion in connection with the Exchangeable Notes was considered to be dilutive in our calculation of diluted net income per share and anti-dilutive during the three and nine months ended September 30, 2013.

(c)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

(d)	In May 2014, Sirius XM issued $1,500,000 aggregate principal amount of 6.00% Senior Notes due 2024, with an original issuance discount of $16,875.

(e)
In April 2014, we entered into a supplemental indenture to the indenture governing the 5.25% Notes pursuant to which we granted a first priority lien on substantially all of the assets of Sirius XM and the guarantors to the holders of the 5.25% Notes. The liens securing the 5.25% Notes are equal and ratable to the liens granted to secure the Credit Facility.

(f)
In December 2012, Sirius XM entered into a five-year Credit Facility with a syndicate of financial institutions for $1,250,000. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries. Borrowings under the Credit

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

Facility are used for working capital and other general corporate purposes, including dividends, financing of acquisitions and share repurchases. Interest on borrowings is payable on a quarterly basis and accrues at a rate based on LIBOR plus an applicable rate. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility and is payable on a quarterly basis. The variable rate for the Credit Facility was 0.35% per annum as of September 30, 2014. As of September 30, 2014, $1,105,000 was available for future borrowing under the Credit Facility. Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.

Debt Repurchases

During the three and nine months ended September 30, 2013, we purchased $770,987 and $800,000, respectively, of our then outstanding 8.75% Senior Notes due 2015, for an aggregate purchase price, including premium and interest, of $894,883 and $927,860, respectively. We recognized $101,063 and $104,818, respectively, to Loss on extinguishment of debt and credit facilities, net, consisting primarily of unamortized discount, deferred financing fees and repayment premium, as a result of these transactions.

During the three and nine months ended September 30, 2013, we purchased $59,799 and $160,449, respectively, of our then outstanding 7.625% Senior Notes due 2018, for an aggregate purchase price, including premium and interest, of $66,782 and $179,351, respectively. We recognized $6,908 and $19,530, respectively, to Loss on extinguishment of debt and credit facilities, net, consisting primarily of unamortized discount, deferred financing fees and repayment premium, as a result of these transactions.

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

The indentures governing our notes restrict Sirius XM's non-guarantor subsidiaries' ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiary guaranteeing each such series of notes on a pari passu basis. The 4.25% Notes, 4.625% Notes, 5.75% Notes, 5.875% Notes and 6.00% Notes are also subject to covenants that, among other things, limit Sirius XM's ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate.

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

At September 30, 2014 and December 31, 2013, we were in compliance with our debt covenants.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

(14)	Stockholders’ Equity

Common Stock, par value $0.001 per share
We were authorized to issue up to 9,000,000,000 shares of common stock as of September 30, 2014 and December 31, 2013. There were 5,542,621,493 and 6,096,220,526 shares of common stock issued and 5,538,190,736 and 6,096,220,526 shares outstanding on September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, approximately 582,655,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock based awards and common stock to be granted to third parties upon satisfaction of performance targets.

Stock Repurchase Program
As of September 30, 2014, our board of directors had approved $6,000,000 in aggregate for repurchases of our common stock. Our board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including transactions with Liberty Media and its affiliates. As of September 30, 2014, our cumulative repurchases since December 2012 totaled 1,090,313,069 shares for $3,768,374, and $2,231,626 remained available under our stock repurchase program.

The following table summarizes our share repurchase activity for the nine months ended September 30, 2014:

Share Repurchase Type	Shares	Amount
Open Market and Privately Negotiated Repurchases (a)	273,435,722	$909,609
Liberty Media (b)	92,888,561	340,000
May 2014 ASR Agreement (c)	151,846,125	506,404
August 2014 ASR Agreement (d)	51,884,795	250,000
Total Repurchases	570,055,203	$2,006,013

(a)
As of September 30, 2014, $15,565 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders' equity.

(b)
On October 9, 2013, we entered into an agreement to repurchase $500,000 of our common stock from Liberty Media. Pursuant to this agreement, we repurchased $160,000 of our common stock from Liberty Media in 2013. On April 25, 2014, we completed the final purchase installment and repurchased 92,888,561 shares of our common stock for $340,000 from Liberty Media at a price of $3.66 per share. As there were certain terms in the forward purchase contract with Liberty Media that could have caused the obligation not to be fulfilled, the instrument was classified as a liability and was marked to fair value with any gain or loss recorded to our unaudited consolidated statements of comprehensive income. We recognized $34,485 to Loss on change in value of derivatives in our unaudited consolidated statements of comprehensive income during the nine months ended September 30, 2014.

(c)
In May 2014, we entered into an accelerated share repurchase agreement (the "May ASR Agreement") and prepaid $600,000 to a third-party financial institution to repurchase our common stock. Under the May ASR Agreement, we received 151,846,125 shares of our common stock that were retired upon receipt. Upon settlement of the May ASR Agreement in August 2014, we received $93,596 for the unused portion of the original prepayment.

(d)
In August 2014, we entered into a second accelerated share repurchase agreement (the "August ASR Agreement") with a third-party financial institution to repurchase up to $250,000 of our common stock. Under the August ASR Agreement, we prepaid $250,000 to the financial institution, of which $68,118 related to repurchases that settled on October 1, 2014. During the three months ended September 30, 2014, we received 51,884,795 shares of our common stock that were retired upon receipt. Upon settlement of the August ASR Agreement on October 1, 2014, we received an additional 19,431,708 shares of our common stock that were retired upon receipt. The aggregate purchase price we paid and the total aggregate number of shares repurchased under the August ASR Agreement were determined based on the VWAP of our common stock minus a discount.

Share Lending Arrangements
To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. and UBS AG London Branch in July 2008. All loaned shares were returned to us as of October 2011, and the share lending agreements were terminated.

We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs for our Exchangeable Notes of $3,524 and $3,178 for the three months ended September 30, 2014 and

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

2013, respectively, and $10,303 and $9,484 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the unamortized balance of the debt issuance costs was $2,398, with $2,345 recorded in Other current assets and $53 recorded in Related party current assets in our unaudited consolidated balance sheets. As of December 31, 2013, the unamortized balance of the debt issuance costs was $12,701, with $12,423 recorded in Other current assets, and $278 recorded in Related party current assets. These costs will continue to be amortized until December 1, 2014.

Preferred Stock, par value $0.001 per share
We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of September 30, 2014 and December 31, 2013, respectively. In January 2013, Liberty Media converted its remaining shares of the Series B Preferred Stock into 1,293,509,076 shares of our common stock. There were no shares of preferred stock issued or outstanding as of September 30, 2014 and December 31, 2013.

Warrants
We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements. During the nine months ended September 30, 2014, 1,788,000 warrants were exercised to purchase shares of common stock on a net settlement basis, resulting in the issuance of 99,349 shares of our common stock. Approximately 16,667,000 and 18,455,000 warrants to acquire an equal number of shares of common stock were outstanding and fully vested as of September 30, 2014 and December 31, 2013, respectively. Warrants were included in our calculation of diluted net income per common share as the effect was dilutive for the three and nine months ended September 30, 2014 and 2013. The outstanding warrants expire in the first quarter of 2015. At September 30, 2014 and December 31, 2013, the weighted average exercise price of outstanding warrants was $2.50 and $2.55 per share, respectively. We did not incur warrant related expenses during the three and nine months ended September 30, 2014 and 2013.

(15)	Benefit Plans

We recognized share-based payment expense of $21,805 and $19,762 for the three months ended September 30, 2014 and 2013, respectively, and $57,832 and $49,774 for the nine months ended September 30, 2014 and 2013, respectively.

2009 Long-Term Stock Incentive Plan
In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of September 30, 2014, approximately 20,896,000 shares of common stock were available for future grants under the 2009 Plan.

Other Plans
We maintain four other share-based benefit plans — the XM 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the XM 1998 Shares Award Plan and the XM Talent Option Plan. No further awards may be made under these plans, and all outstanding awards are fully vested.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.7%	1.5%	1.6%	1.4%
Expected life of options — years	4.78	4.73	4.72	4.72
Expected stock price volatility	33%	47%	33%	48%
Expected dividend yield	0%	0%	0%	0%

There were no options granted to third parties during the three and nine months ended September 30, 2014 and 2013. We do not intend to pay regular dividends on our common stock. Accordingly, the dividend yield percentage used in the Black-Scholes-Merton option value was zero for all periods.

The following table summarizes stock option activity under our share-based plans for the nine months ended September 30, 2014 (options in thousands):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	264,239	$2.42
Granted	59,534	$3.39
Exercised	(33,878)	$1.67
Forfeited, cancelled or expired	(8,297)	$4.22
Outstanding as of September 30, 2014	281,598	$2.67	7.24	$269,957
Exercisable as of September 30, 2014	134,344	$2.21	5.52	$204,055

The weighted average grant date fair value of options granted during the nine months ended September 30, 2014 and 2013 was $1.05 and $1.48, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 was $62,650 and $104,785, respectively. During the nine months ended September 30, 2014, the number of shares which were issued as a result of stock option exercises was 11,212,077.

We recognized share-based payment expense associated with stock options of $19,318 and $18,860 for the three months ended September 30, 2014 and 2013, respectively, and $52,126 and $48,661 for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes the nonvested restricted stock unit activity under our share-based plans for the nine months ended September 30, 2014 (shares in thousands):

	Shares	Grant Date Fair Value
Nonvested as of December 31, 2013	6,984	$3.58
Granted	5,883	$3.39
Vested restricted stock units	(1,105)	$3.61
Forfeited	(224)	$3.56
Nonvested as of September 30, 2014	11,538	$3.48

The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2014 and 2013 was $3.39 and $3.58, respectively. The total intrinsic value of restricted stock units that vested during the nine months ended September 30, 2014 and 2013 was $3,924 and $605, respectively. We recognized share-based

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

payment expense associated with restricted stock units of $2,487 and $902 during the three months ended September 30, 2014 and 2013, respectively, and $5,706 and $1,113 during the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the number of shares which were issued as a result of restricted stock units that vested were 710,728.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units granted to employees and members of our board of directors at September 30, 2014 and December 31, 2013, net of estimated forfeitures, were $182,649 and $164,292, respectively. The total unrecognized compensation costs at September 30, 2014 are expected to be recognized over a weighted-average period of 3 years.

401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation. Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions. Beginning in January 2014, our cash employer matching contributions are no longer used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution. Prior to January 2014, the cash from employer matching contributions was used to purchase shares of our common stock on the open market. We contributed $1,190 and $944 during the three months ended September 30, 2014 and 2013, respectively, and $4,323 and $3,331, during the nine months ended September 30, 2014 and 2013, respectively, to the Sirius XM Plan in fulfillment of our matching obligation.

(16)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of September 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Debt obligations	$504,195	$7,482	$4,265	$145,928	$77	$4,150,000	$4,811,947
Cash interest payments	60,818	235,826	235,619	236,213	228,063	939,813	1,936,352
Satellite and transmission	6,433	22,598	4,524	3,558	4,171	16,863	58,147
Programming and content	46,758	231,759	106,304	74,629	60,150	108,333	627,933
Marketing and distribution	10,414	19,750	11,441	7,860	6,978	5,810	62,253
Satellite incentive payments	2,752	11,511	12,367	13,296	14,302	54,178	108,406
Operating lease obligations	9,528	47,272	40,632	34,199	32,061	227,108	390,800
Other	28,038	26,825	9,954	1,602	885	140	67,444
Total (1)	$668,936	$603,023	$425,106	$517,285	$346,687	$5,502,245	$8,063,282

(1)
The table does not include our reserve for uncertain tax positions, which at September 30, 2014 totaled $1,432, as the specific timing of any cash payments cannot be projected with reasonable certainty.

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

Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors, including subscriber growth, and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions. The cost of our stock acquired from a third-party financial institution but not paid for as of September 30, 2014 is included in this category.

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
Pre-1972 Sound Recording Matters. We are a defendant in three class action suits and one additional suit, which were commenced in August and September 2013 and challenge our use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under California, New York and/or Florida law. The plaintiffs in each of these suits purport to seek in excess of $100,000 in compensatory damages along with unspecified punitive damages and injunctive relief. We believe we have meritorious defenses to the claims asserted in these actions, and we intend to defend them vigorously. In our opinion, we do not believe the result of these matters will likely have a material adverse effect on our business, financial condition or results of operations.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollar amounts in thousands, unless otherwise stated)

In September 2014, the United States District Court for the Central District of California ruled that the grant of “exclusive ownership” to the owner of a sound recording under California’s copyright statute included the exclusive right to control public performances of the sound recording. The court further found that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion. In October 2014, the Superior Court of the State of California for the County of Los Angeles adopted the Central District Court's interpretation of "exclusive ownership" under California's copyright statute.  That Court did not find that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion. We intend to appeal both of these decisions.
These cases are titled Flo & Eddie Inc. v. Sirius XM Radio Inc. et al., No. 2:13-cv-5693-PSG-RZ (C.D. Cal.), Flo & Eddie, Inc. v. Sirius XM Radio Inc., et al., No. 1:13-cv-23182-DPG (S.D. Fla.), Flo & Eddie, Inc. v. Sirius XM Radio Inc. et al., No. 1:13-cv-5784-CM (S.D.N.Y.), and Capitol Records LLC et al. v. Sirius XM Radio Inc., No. BC-520981 (Super. Ct. L.A. County). Additional information concerning each of these actions is publicly available in court filings under their docket numbers.
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

We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM. Income tax expense for the three months ended September 30, 2014 and 2013 was $89,044 and $61,158, respectively, and $252,614 and $216,857 for the nine months ended September 30, 2014 and 2013, respectively. We estimate our annual effective tax rate for the year ending December 31, 2014 will be 39.1%. Our effective tax rate for the nine months ended September 30, 2014 was 41.9% primarily due to the impact of the loss on the change in fair value of the derivative related to the share repurchase agreement with Liberty Media.

As of September 30, 2014, there remained a valuation allowance related to deferred tax assets of $7,699 that were not likely to be realized due to certain state net operating loss limitations and acquired net operating losses that we were not more likely than not going to utilize.

Liberty Media's increase in ownership in us to over 50% of our outstanding common stock in January 2013 did not create a change of control under Section 382 of the Internal Revenue Code.

(18)	Subsequent Events

Stock Repurchase Program
For the period from October 1, 2014 to October 24, 2014, we repurchased 24,555,150 shares of our common stock for an aggregate purchase price of $81,007, including fees and commissions, on the open market. Additionally, the August ASR Agreement settled on October 1, 2014, and we received an additional 19,431,708 shares of our common stock that were retired upon receipt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts referenced in this Item 2 are in thousands, unless otherwise stated)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of September 30, 2014, we had 26,734,398 subscribers of which 22,014,606 were self-pay subscribers and 4,719,792 were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, data and Backseat TV services.

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

Liberty Media Corporation ("Liberty Media") beneficially owns, directly and indirectly, over 50% of the outstanding shares of our common stock. As a result, we are a "controlled company" for the purposes of the NASDAQ corporate governance requirements. Liberty Media owns interests in a broad range of media, communications and entertainment businesses.

We also have a 37% equity interest in Sirius XM Canada which offers satellite radio services in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count.

Results of Operations

Set forth below are our results of operations for the three and nine months ended September 30, 2014 compared with the three and nine months ended September 30, 2013.

	Unaudited				2014 vs 2013 Change		2014 vs 2013 Change
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months		Nine Months
(in thousands)	2014	2013	2014	2013	Amount	%	Amount	%
Revenue:
Subscriber revenue	$902,514	$834,053	$2,632,110	$2,432,113	$68,461	8%	$199,997	8%
Advertising revenue	25,300	21,918	73,012	63,886	3,382	15%	9,126	14%
Equipment revenue	23,129	17,989	74,723	54,588	5,140	29%	20,135	37%
Other revenue	106,144	87,549	310,298	248,430	18,595	21%	61,868	25%
Total revenue	1,057,087	961,509	3,090,143	2,799,017	95,578	10%	291,126	10%
Operating expenses:
Cost of services:
Revenue share and royalties	204,307	162,627	599,939	467,017	41,680	26%	132,922	28%
Programming and content	74,920	72,322	219,360	217,313	2,598	4%	2,047	1%
Customer service and billing	93,013	76,322	274,174	237,006	16,691	22%	37,168	16%
Satellite and transmission	21,794	19,853	64,446	59,041	1,941	10%	5,405	9%
Cost of equipment	9,485	5,340	29,319	17,809	4,145	78%	11,510	65%
Subscriber acquisition costs	119,778	125,457	367,207	371,560	(5,679)	(5)%	(4,353)	(1)%
Sales and marketing	83,906	75,638	237,992	209,594	8,268	11%	28,398	14%
Engineering, design and development	16,136	13,007	47,677	42,901	3,129	24%	4,776	11%
General and administrative	75,170	67,881	223,995	184,613	7,289	11%	39,382	21%
Depreciation and amortization	64,550	58,533	200,021	192,966	6,017	10%	7,055	4%
Total operating expenses	763,059	676,980	2,264,130	1,999,820	86,079	13%	264,310	13%
Income from operations	294,028	284,529	826,013	799,197	9,499	3%	26,816	3%
Other income (expense):
Interest expense, net of amounts capitalized	(75,416)	(54,629)	(197,029)	(150,531)	(20,787)	(38)%	(46,498)	(31)%
Loss on extinguishment of debt and credit facilities, net	—	(107,971)	—	(124,348)	107,971	100%	124,348	100%
Interest and investment income	6,305	1,716	9,588	3,648	4,589	267%	5,940	163%
Loss on change in value of derivatives	—	—	(34,485)	—	—	0%	(34,485)	(100)%
Other income (loss)	297	407	(1,354)	909	(110)	(27)%	(2,263)	(249)%
Total other expense	(68,814)	(160,477)	(223,280)	(270,322)	91,663	57%	47,042	17%
Income before income taxes	225,214	124,052	602,733	528,875	101,162	82%	73,858	14%
Income tax expense	(89,044)	(61,158)	(252,614)	(216,857)	(27,886)	(46)%	(35,757)	(16)%
Net income	$136,170	$62,894	$350,119	$312,018	$73,276	117%	$38,101	12%

Our results of operations discussed below include the impact of purchase price accounting adjustments associated with the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (the "Merger"). The purchase price accounting adjustments related to the Merger, include the: (i) elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. The deferred credits on executory contracts attributable to third party arrangements with an OEM included in revenue share and royalties, subscriber acquisition costs, and sales and marketing concluded with the expiration of the acquired contract during 2013. The impact of these purchase price accounting adjustments is detailed in our Adjusted Revenues and Operating Expenses tables on pages 37 through 44 of our glossary.

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

For the three months ended September 30, 2014 and 2013, subscriber revenue was $902,514 and $834,053, respectively, an increase of 8%, or $68,461. For the nine months ended September 30, 2014 and 2013, subscriber revenue was $2,632,110 and $2,432,113, respectively, an increase of 8%, or $199,997. The increases were primarily attributable to increases in the daily weighted average number of subscribers, the inclusion of subscription revenue generated by our connected vehicle business and the increase in certain of our subscription rates beginning in January 2014. These increases were partially offset by a change in an agreement with an automaker and a rental car company, and an increasing number of lifetime subscription plans that have reached full revenue recognition.

We expect subscriber revenues to increase based on the growth of our subscriber base, including connected vehicle subscribers, changes in our subscription rates and the sale of additional services to subscribers.

Advertising Revenue includes the sale of advertising on certain non-music channels.

For the three months ended September 30, 2014 and 2013, advertising revenue was $25,300 and $21,918, respectively, an increase of 15%, or $3,382. For the nine months ended September 30, 2014 and 2013, advertising revenue was $73,012 and $63,886, respectively, an increase of 14%, or $9,126. The increase was primarily due to a greater number of advertising spots sold and broadcast.

We expect our advertising revenue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

For the three months ended September 30, 2014 and 2013, equipment revenue was $23,129 and $17,989, respectively, an increase of 29%, or $5,140. For the nine months ended September 30, 2014 and 2013, equipment revenue was $74,723 and $54,588, respectively, an increase of 37%, or $20,135. The increase was driven by higher sales to distributors and royalties from OEM production, partially offset by lower per unit revenue on direct to consumer sales.

We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume of equipment sales in our aftermarket and direct to consumer business.

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.

For the three months ended September 30, 2014 and 2013, other revenue was $106,144 and $87,549, respectively, an increase of 21%, or $18,595. For the nine months ended September 30, 2014 and 2013, other revenue was $310,298 and $248,430, respectively, an increase of 25%, or $61,868. The increase was driven by revenues from the U.S. Music Royalty Fee as the number of subscribers subject to the 12.5% rate increased along with an overall increase in subscribers, the inclusion of other revenue generated by our connected vehicle business and by a change in an agreement with a rental car company.

We expect other revenue to increase as our growing subscriber base drives higher U.S. Music Royalty Fees and as the revenue of our Canadian affiliate grows.

Operating Expenses

Revenue Share and Royalties include distribution and content provider revenue share, royalties for broadcasting performance content and web streaming, and advertising revenue share.

For the three months ended September 30, 2014 and 2013, revenue share and royalties were $204,307 and $162,627, respectively, an increase of 26%, or $41,680, and increased as a percentage of total revenue. For the nine months ended September 30, 2014 and 2013, revenue share and royalties were $599,939 and $467,017, respectively, an increase of 28%, or $132,922, and increased as a percentage of total revenue. For the three and nine months ended September 30, 2013, revenue share and royalties was positively impacted by benefits of $41,942 and $122,534, respectively, to earnings from the amortization of deferred credits on executory contracts associated with the Merger.

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

For the three months ended September 30, 2014 and 2013, programming and content expenses were $74,920 and $72,322, respectively, an increase of 4%, or $2,598, but decreased as a percentage of total revenue. For the nine months ended September 30, 2014 and 2013, programming and content expenses were $219,360 and $217,313, respectively, an increase of 1%, or $2,047, but decreased as a percentage of total revenue. The increases were primarily due to higher personnel costs, the reduction in the benefit to earnings from the purchase price accounting adjustments associated with the Merger and the early termination of certain agreements, partially offset by the renewal of certain licensing agreements at more cost effective terms.

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

For the three months ended September 30, 2014 and 2013, customer service and billing expenses were $93,013 and $76,322, respectively, an increase of 22%, or $16,691, and increased as a percentage of total revenue. For the nine months ended September 30, 2014 and 2013, customer service and billing expenses were $274,174 and $237,006, respectively, an increase of 16%, or $37,168, and increased as a percentage of total revenue. These increases were primarily due to the inclusion of costs associated with our connected vehicle services business, increased bad debt expense and higher subscriber volume driving increased subscriber contacts.

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

For the three months ended September 30, 2014 and 2013, satellite and transmission expenses were $21,794 and $19,853, respectively, an increase of 10%, or $1,941, but remained flat as a percentage of total revenue. For the nine months ended September 30, 2014 and 2013, satellite and transmission expenses were $64,446 and $59,041, respectively, an increase of 9%, or $5,405, but remained flat as a percentage of total revenue. These increases were primarily due to increased satellite insurance expense, terrestrial repeater network costs and costs associated with our Internet streaming operations.

We expect overall satellite and transmission expenses to remain relatively unchanged as decreases in satellite insurance costs are offset by increases in terrestrial repeater network and personnel costs.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

For the three months ended September 30, 2014 and 2013, cost of equipment was $9,485 and $5,340, respectively, an increase of 78%, or $4,145, and increased as a percentage of equipment revenue. For the nine months ended September 30, 2014 and 2013, cost of equipment was $29,319 and $17,809, respectively, an increase of 65%, or $11,510, and increased as a percentage of equipment revenue. These increases were primarily due to higher sales to distributors, partially offset by lower costs per unit on direct to consumer sales.

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

For the three months ended September 30, 2014 and 2013, subscriber acquisition costs were $119,778 and $125,457, respectively, a decrease of 5%, or $5,679, and decreased as a percentage of total revenue. For the nine months ended September 30, 2014 and 2013, subscriber acquisition costs were $367,207 and $371,560, respectively, a decrease of 1%, or $4,353, and decreased as a percentage of total revenue. Improved OEM subsidy rates per vehicle and a change in a contract with an automaker decreased subscriber acquisition costs. These decreases were partially offset by the elimination of the benefit to earnings in 2014 from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger and increased subsidy costs related to higher satellite radio installations in new vehicles. For the three and nine months ended September 30, 2013, the benefit to earnings from amortization of deferred credits were $20,342 and $64,365, respectively.

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

For the three months ended September 30, 2014 and 2013, sales and marketing expenses were $83,906 and $75,638, respectively, an increase of 11%, or $8,268, but remained flat as a percentage of total revenue. For the nine months ended September 30, 2014 and 2013, sales and marketing expenses were $237,992 and $209,594, respectively, an increase of 14%, or $28,398, and increased as a percentage of total revenue. These increases were primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, costs associated with our connected vehicle services business, and the elimination of the benefit to earnings in 2014 from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger. The benefits to earnings from the amortization of the deferred credit for acquired executory contracts for the three and nine months ended September 30, 2013 were $4,603 and $12,922, respectively.

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

For the three months ended September 30, 2014 and 2013, engineering, design and development expenses were $16,136 and $13,007, respectively, an increase of 24%, or $3,129, and increased as a percentage of total revenue. For the nine months ended September 30, 2014 and 2013, engineering, design and development expenses were $47,677 and $42,901, respectively, an increase of 11%, or $4,776, but remained flat as a percentage of total revenue. These increases were driven primarily by costs associated with our connected vehicle services business and higher product development costs to enhance subscriber features and functionality of our service.

We expect engineering, design and development expenses to increase in future periods as we continue to develop our products and services.

General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.

For the three months ended September 30, 2014 and 2013, general and administrative expenses were $75,170 and $67,881, respectively, an increase of 11%, or $7,289, but remained flat as a percentage of total revenue. For the nine months ended September 30, 2014 and 2013, general and administrative expenses were $223,995 and $184,613, respectively, an increase of 21%, or $39,382, and increased as a percentage of total revenue. These increases were primarily driven by costs associated with our connected vehicle services business, as well as higher legal, personnel and facilities costs.

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

For the three months ended September 30, 2014 and 2013, depreciation and amortization expense was $64,550 and $58,533, respectively, an increase of 10%, or $6,017, and remained flat as a percentage of total revenue. For the nine months ended September 30, 2014 and 2013, depreciation and amortization expense was $200,021 and $192,966, respectively, an increase of 4%, or $7,055, but decreased as a percentage of total revenue. Depreciation and amortization expense increased as a result of the inclusion of costs associated with our connected vehicle services business and additional assets placed in-service, including our FM-6 satellite. These increases were offset by a reduction of amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives and certain satellites reaching the end of their estimated service lives.

Other Income (Expense)

Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of satellites and related launch vehicles.

For the three months ended September 30, 2014 and 2013, interest expense was $75,416 and $54,629, respectively, an increase of 38%, or $20,787. For the nine months ended September 30, 2014 and 2013, interest expense was $197,029 and $150,531, respectively, an increase of 31%, or $46,498. The increase was primarily due to higher average debt and a reduction in interest capitalized following the launch of our FM-6 satellite. The increase was partially offset by lower average interest rates resulting from the redemption or repayment of higher interest rate debt throughout 2013.

We expect interest expense to increase in future periods to the extent our total debt outstanding increases.

Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.

For the three months ended September 30, 2014 and 2013, loss on extinguishment of debt and credit facilities, net, was $0 and $107,971, respectively. For the nine months ended September 30, 2014 and 2013, loss on extinguishment of debt and credit facilities, net, was $0 and $124,348, respectively. During the three and nine months ended September 30, 2013, a loss was recorded on the partial repayment of our then outstanding 7.625% Senior Notes due 2018 and the extinguishment of our then outstanding 8.75% Senior Notes due 2015.

Interest and Investment Income includes realized gains and losses, interest income, and our share of the income or loss of Sirius XM Canada.

For the three months ended September 30, 2014, interest and investment income was $6,305 compared to income of $1,716 for the same period in 2013. For the nine months ended September 30, 2014 and 2013, interest and investment income was $9,588 and $3,648, respectively. The income for the three and nine months ended September 30, 2014 was driven by the dividend received from Sirius XM Canada and our share of Sirius XM Canada's net income. For the nine months ended September 30, 2014, interest and investment income included income from the conversion of certain debentures into shares of Sirius XM Canada, partially offset by the amortization expense related to our equity method intangible assets. The interest and investment income for 2013 was primarily due to the inclusion of our share of Sirius XM Canada's net income, partially offset by the amortization expense related to our equity method intangible assets.

Loss on Change In Value of Derivatives represents the change in fair value of the commitments under the share repurchase agreement with Liberty Media, which are accounted for as a derivative.

For the nine months ended September 30, 2014, the loss on change in value of derivatives was $34,485. The loss resulted from a change in the market value of our common stock to be purchased under the share repurchase agreement with Liberty Media.  On April 25, 2014, we completed the final purchase installment under this share repurchase agreement and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share.

Income Taxes

Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

For the three months ended September 30, 2014 and 2013, income tax expense was $89,044 and $61,158, respectively. For the three months ended September 30, 2014, we estimate our annual effective tax rate for the year ended December 31, 2014 will be 39.1%. For the nine months ended September 30, 2014 and 2013, income tax expense was $252,614 and $216,857, respectively. Our effective tax rate for the nine months ended September 30, 2014 was 41.9% due to the impact of the loss on the change in fair value of the derivative related to the share repurchase agreement with Liberty Media.

We account for the effect of tax law changes in the quarter in which they are enacted.  Certain proposed tax legislation would reduce significantly our deferred tax asset related to net operating loss carryforwards for the District of Columbia.  The final tax legislation may result in the establishment of a valuation allowance and may adversely impact the tax rate in the quarter the change occurs.

Key Operating Metrics

In this section, we present certain financial and operating performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”). These metrics include: average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; subscriber acquisition cost, or SAC, per installation; free cash flow; and adjusted EBITDA. These measures exclude the impact of share-based payment expense and certain purchase price accounting adjustments related to the Merger, which include the: (i) elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We use these Non-GAAP financial measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees.

Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We believe free cash flow is an indicator of the long-term financial stability of our business. Free cash flow, which is reconciled to “Net cash provided by operating activities,” is a Non-GAAP financial measure. This measure can be calculated by deducting amounts under the captions "Additions to property and equipment" and deducting or adding Restricted and other investment activity from "Net cash provided by operating activities" from the unaudited consolidated statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies. Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current and projected cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies.

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
The following table contains our key operating metrics based on our adjusted results of operations for the three and nine months ended September 30, 2014 and 2013, respectively. Subscribers to our connected vehicle services are not included in our subscriber count:

	Unaudited		Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for subscriber, per subscriber and per installation amounts)	2014	2013	2014	2013
Self-pay subscribers	22,014,606	20,670,333	22,014,606	20,670,333
Paid promotional subscribers	4,719,792	4,911,733	4,719,792	4,911,733
Ending subscribers	26,734,398	25,582,066	26,734,398	25,582,066
Self-pay subscribers	379,598	372,597	932,789	1,100,059
Paid promotional subscribers	53,219	140,481	242,299	581,671
Net additions	432,817	513,078	1,175,088	1,681,730
Daily weighted average number of subscribers	26,487,969	25,267,241	26,035,178	24,646,938
Average self-pay monthly churn	1.9%	1.8%	1.9%	1.8%
New vehicle consumer conversion rate	41%	44%	42%	44%

ARPU	$12.47	$12.29	$12.34	$12.21
SAC, per installation	$35	$45	$34	$46
Customer service and billing expenses, per average subscriber	$1.07	$1.00	$1.07	$1.06
Free cash flow	$267,269	$245,262	$825,102	$624,303
Adjusted EBITDA	$381,251	$295,742	$1,086,469	$840,589
Note: See pages 37 through 44 for glossary.

Subscribers. At September 30, 2014, we had 26,734,398 subscribers, an increase of 1,152,332 subscribers, or 5%, from the 25,582,066 subscribers as of September 30, 2013.

For the three months ended September 30, 2014 and 2013, net additions were 432,817 and 513,078, respectively, a decrease of 16%, or 80,261. For the nine months ended September 30, 2014 and 2013, net additions were 1,175,088 and 1,681,730, respectively, a decrease of 30%, or 506,642. The decrease for the nine month period in self-pay net additions was due to increased churn associated with our larger subscriber base and vehicle turnover, partially offset by higher conversions from trial subscriptions.  The decreases in paid promotional net additions were due to lower growth in auto sales and a change from paid to unpaid trials under a contract with an automaker.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 37 through 44 for more details.)

For the three and nine months ended September 30, 2014 and 2013, our average self-pay monthly churn rate was 1.9% and 1.8%, respectively. These increases for the three and nine month periods were due to increased migrations of existing self-pay subscribers to vehicle trials.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 37 through 44 for more details).

For the three months ended September 30, 2014 and 2013, the new vehicle consumer conversion rate was 41% and 44%, respectively. For the nine months ended September 30, 2014 and 2013, the new vehicle consumer conversion rate was 42% and 44%, respectively. The decrease in the new vehicle consumer conversion rate for the three and nine month periods were primarily due to an increased penetration rate and lower conversion of first-time satellite enabled car buyers.

ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services business) net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 37 through 44 for more details.)

For the three months ended September 30, 2014 and 2013, ARPU was $12.47 and $12.29, respectively. For the nine months ended September 30, 2014 and 2013, ARPU was $12.34 and $12.21, respectively. These increases were driven primarily by the contribution of the U.S. Music Royalty Fee, and the impact of the increase in certain of our subscription rates beginning in January 2014. The positive result was partially offset by growth in subscription discounts offered through our customer acquisition and retention programs, lifetime subscription plans that have reached full revenue recognition, and changes in contracts with an automaker and a rental car company.

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

For the three months ended September 30, 2014 and 2013, SAC, per installation, was $35 and $45, respectively. For the nine months ended September 30, 2014 and 2013, SAC, per installation, was $34 and $46, respectively. These decreases were primarily due to improvements in contractual OEM rates.

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

For the three months ended September 30, 2014 and 2013, customer service and billing expenses, per average subscriber, were $1.07 and $1.00, respectively. For the nine months ended September 30, 2014 and 2013, customer service and billing expenses, per average subscriber, were $1.07 and $1.06, respectively. These increases were primarily driven by higher call volume per subscriber and increased bad debt expense.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, and restricted and other investment activity. (For a reconciliation to GAAP see the accompanying glossary on pages 37 through 44 for more details.)

For the three months ended September 30, 2014 and 2013, free cash flow was $267,269 and $245,262, respectively, an increase of $22,007. For the nine months ended September 30, 2014 and 2013, free cash flow was $825,102 and $624,303, respectively, an increase of $200,799. These increases were primarily driven by higher net cash provided by operating activities from improved performance, higher collections from subscribers and distributors, and dividends from Sirius XM Canada, partially offset by payments related to improvements to our terrestrial repeater network and higher interest payments.

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

For the three months ended September 30, 2014 and 2013, adjusted EBITDA was $381,251 and $295,742, respectively, an increase of 29%, or $85,509. For the nine months ended September 30, 2014 and 2013, adjusted EBITDA was $1,086,469 and $840,589, respectively, an increase of 29%, or $245,880. These increases were due to growth in adjusted revenues primarily due to the increase in our subscriber base and certain of our subscription rates, improved revenue share and OEM subsidy rates per vehicle, the renewal of certain programming agreements at more cost effective terms, and the inclusion of the results of our connected vehicle services business; partially offset by higher legal expenses and costs associated with the growth in our revenues and subscriber base.

Liquidity and Capital Resources

Cash Flows for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.

As of September 30, 2014 and December 31, 2013, we had $103,585 and $134,805, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014 vs. 2013
Net cash provided by operating activities	$888,168	$744,257	$143,911
Net cash used in investing activities	(61,922)	(119,954)	58,032
Net cash used in financing activities	(857,466)	(428,464)	(429,002)
Net (decrease) increase in cash and cash equivalents	(31,220)	195,839	(227,059)
Cash and cash equivalents at beginning of period	134,805	520,945	(386,140)
Cash and cash equivalents at end of period	$103,585	$716,784	$(613,199)

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities increased by $143,911 to $888,168 for the nine months ended September 30, 2014 from $744,257 for the nine months ended September 30, 2013. Our largest source of cash provided by operating activities is generated by subscription and subscription-related revenues. We also generate cash from the sale of advertising on certain non-music channels and the sale of satellite radios, components and accessories. Our primary uses of cash from operating activities include revenue share and royalty payments to distributors and content providers, and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to vendors to service, maintain and acquire subscribers, general corporate expenditures, and compensation and related costs.

Cash Flows Used in Investing Activities
Cash flows used in investing activities are primarily due to additional spending to improve our terrestrial repeater network and for capitalized software, partially offset by the special one-time dividend received from Sirius XM Canada of $24,178. We expect to continue to incur significant costs to improve our terrestrial repeater network and broadcast and administrative infrastructure.

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

Cash flows used in financing activities in the first nine months of 2014 were primarily due to the purchase of shares of our common stock under our repurchase program for $1,990,449 and repayments under the Credit Facility. In the first nine months of 2014, we issued $1,500,000 aggregate principal amount of 6.00% Senior Notes due 2024. Cash flows used in financing activities in the first nine months of 2013 were primarily due to the purchase of shares of our common stock under our share repurchase program for $1,602,360, and the extinguishment of $800,000 of our then outstanding 8.75% Senior Notes due 2015 and the repurchase of $160,449 of our then outstanding 7.625% Senior Notes due 2018. In the first nine months of 2013, we issued $650,000 aggregate principal amount of 5.875% Senior Notes due 2020, $600,000 aggregate principal amount of 5.75% Senior Notes due 2021, $500,000 aggregate principal amount of 4.25% Senior Notes due 2020 and $500,000 aggregate principal amount of 4.625% Senior Notes due 2023.

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

Stock Repurchase Program
As of September 30, 2014, our board of directors had approved $6,000,000 in aggregate for repurchases of our common stock. Our board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including transactions with Liberty Media and its affiliates.

As of September 30, 2014, our cumulative repurchases since December 2012 totaled 1,090,313,069 shares for $3,768,374, and $2,231,626 remained available under our stock repurchase program. We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and future borrowings.

Debt Covenants
The indentures governing Sirius XM's senior notes and the agreement governing Sirius XM's Credit Facility include restrictive covenants. As of September 30, 2014, we were in compliance with such indentures and agreement. For a discussion of our “Debt Covenants,” refer to Note 13 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (GAAP):	$136,170	$62,894	$350,119	$312,018
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 39-42)	1,813	1,813	5,438	5,438
Operating expenses (see pages 39-42)	(945)	(68,895)	(2,835)	(206,786)
Share-based payment expense (GAAP)	21,805	19,762	57,832	49,774
Depreciation and amortization (GAAP)	64,550	58,533	200,021	192,966
Interest expense, net of amounts capitalized (GAAP)	75,416	54,629	197,029	150,531
Loss on extinguishment of debt and credit facilities, net (GAAP)	—	107,971	—	124,348
Interest and investment income (GAAP)	(6,305)	(1,716)	(9,588)	(3,648)
Loss on change in value of derivatives (GAAP)	—	—	34,485	—
Other (income) loss (GAAP)	(297)	(407)	1,354	(909)
Income tax expense (GAAP)	89,044	61,158	252,614	216,857
Adjusted EBITDA	$381,251	$295,742	$1,086,469	$840,589

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments from the Merger and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the three and nine months ended September 30, 2014 and 2013:

	Unaudited For the Three Months Ended September 30, 2014
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$902,514	$—	$—	$902,514
Advertising revenue	25,300	—	—	25,300
Equipment revenue	23,129	—	—	23,129
Other revenue	106,144	1,813	—	107,957
Total revenue	$1,057,087	$1,813	$—	$1,058,900
Operating expenses
Cost of services:
Revenue share and royalties	$204,307	$—	$—	$204,307
Programming and content	74,920	945	(2,434)	73,431
Customer service and billing	93,013	—	(868)	92,145
Satellite and transmission	21,794	—	(1,185)	20,609
Cost of equipment	9,485	—	—	9,485
Subscriber acquisition costs	119,778	—	—	119,778
Sales and marketing	83,906	—	(4,265)	79,641
Engineering, design and development	16,136	—	(2,559)	13,577
General and administrative	75,170	—	(10,494)	64,676
Depreciation and amortization (a)	64,550	—	—	64,550
Share-based payment expense	—	—	21,805	21,805
Total operating expenses	$763,059	$945	$—	$764,004

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended September 30, 2014 was $9,000.

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

	Unaudited For the Nine Months Ended September 30, 2014
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$2,632,110	$—	$—	$2,632,110
Advertising revenue	73,012	—	—	73,012
Equipment revenue	74,723	—	—	74,723
Other revenue	310,298	5,438	—	315,736
Total revenue	$3,090,143	$5,438	$—	$3,095,581
Operating expenses
Cost of services:
Revenue share and royalties	$599,939	$—	$—	$599,939
Programming and content	219,360	2,835	(6,903)	215,292
Customer service and billing	274,174	—	(2,032)	272,142
Satellite and transmission	64,446	—	(3,087)	61,359
Cost of equipment	29,319	—	—	29,319
Subscriber acquisition costs	367,207	—	—	367,207
Sales and marketing	237,992	—	(11,238)	226,754
Engineering, design and development	47,677	—	(6,422)	41,255
General and administrative	223,995	—	(28,150)	195,845
Depreciation and amortization (a)	200,021	—	—	200,021
Share-based payment expense	—	—	57,832	57,832
Total operating expenses	$2,264,130	$2,835	$—	$2,266,965

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the nine months ended September 30, 2014 was $29,000.

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

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for nine months ended September 30, 2013 was $37,000.

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

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Subscriber revenue, excluding connected vehicle (GAAP)	$880,093	$834,053	$2,568,742	$2,432,113
Add: advertising revenue (GAAP)	25,300	21,918	73,012	63,886
Add: other subscription-related revenue (GAAP)	85,380	75,999	249,138	211,784
	$990,773	$931,970	$2,890,892	$2,707,783
Daily weighted average number of subscribers	26,487,969	25,267,241	26,035,178	24,646,938
ARPU	$12.47	$12.29	$12.34	$12.21

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

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Customer service and billing expenses, excluding connected vehicle (GAAP)	$85,868	$76,322	$252,677	$237,006
Less: share-based payment expense (GAAP)	(868)	(647)	(2,032)	(1,628)
	$85,000	$75,675	$250,645	$235,378
Daily weighted average number of subscribers	26,487,969	25,267,241	26,035,178	24,646,938
Customer service and billing expenses, per average subscriber	$1.07	$1.00	$1.07	$1.06

Free cash flow - is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Cash Flow information
Net cash provided by operating activities	$296,096	$302,236	$888,168	$744,257
Net cash used in investing activities	$(28,827)	$(56,974)	$(61,922)	$(119,954)
Net cash used in financing activities	$(333,664)	$(180,247)	$(857,466)	$(428,464)
Free Cash Flow
Net cash provided by operating activities	$296,096	$302,236	$888,168	$744,257
Additions to property and equipment	(28,827)	(55,255)	(87,244)	(118,235)
Purchases of restricted and other investments	—	(1,719)	—	(1,719)
Return of capital from investment in unconsolidated entity	—	—	24,178	—
Free cash flow	$267,269	$245,262	$825,102	$624,303

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

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Subscriber acquisition costs (GAAP)	$119,778	$125,457	$367,207	$371,560
Less: margin from direct sales of radios and accessories (GAAP)	(13,644)	(12,649)	(45,404)	(36,779)
Add: purchase price accounting adjustments	—	20,342	—	64,365
	$106,134	$133,150	$321,803	$399,146
Installations	3,038,041	2,973,681	9,396,115	8,657,841
SAC, per installation	$35	$45	$34	$46

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of September 30, 2014, we did not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
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

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Pre-1972 Sound Recording Matters. We are a defendant in three class action suits and one additional suit, which were commenced in August and September 2013 and challenge our use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under California, New York and/or Florida law. The plaintiffs in each of these suits purport to seek in excess of $100,000 in compensatory damages along with unspecified punitive damages and injunctive relief. We believe we have meritorious defenses to the claims asserted in these actions, and we intend to defend them vigorously. In our opinion, we do not believe the result of these matters will likely have a material adverse effect on our business, financial condition or results of operations.
In September 2014, the United States District Court for the Central District of California ruled that the grant of “exclusive ownership” to the owner of a sound recording under California’s copyright statute included the exclusive right to control public performances of the sound recording. The court further found that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion. In October 2014, the Superior Court of the State of California for the County of Los Angeles adopted the Central District Court's interpretation of "exclusive ownership" under California's copyright statute.  That Court did not find that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion. We intend to appeal both of these decisions.
These cases are titled Flo & Eddie Inc. v. Sirius XM Radio Inc. et al., No. 2:13-cv-5693-PSG-RZ (C.D. Cal.), Flo & Eddie, Inc. v. Sirius XM Radio Inc., et al., No. 1:13-cv-23182-DPG (S.D. Fla.), Flo & Eddie, Inc. v. Sirius XM Radio Inc. et al., No. 1:13-cv-5784-CM (S.D.N.Y.), and Capitol Records LLC et al. v. Sirius XM Radio Inc., No. BC-520981 (Super. Ct. L.A. County). Additional information concerning each of these actions is publicly available in court filings under their docket numbers.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2014, our board of directors had approved $6.0 billion for repurchases of our common stock. Our board of directors did not establish an end date for this stock repurchase program. Shares of our common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in transactions with Liberty Media and its affiliates. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2014 - July 31, 2014	35,000,000	$3.43	35,000,000	$2,564,718,581
August 1, 2014 - August 31, 2014	84,889,755	(b)	84,889,755	$2,320,362,715
September 1, 2014 - September 30, 2014	56,357,303	(c)	56,357,303	$2,231,626,158
Total	176,247,058	(b)(c)	176,247,058

(a)	These amounts include fees and commissions associated with the shares repurchased.

(b)
In May 2014, we prepaid $600 million under an ASR agreement (the "May ASR Agreement") which settled in August 2014 at which time we received a final incremental delivery of 39.3 million shares of our common stock and $93.6 million for the unused portion of our original prepayment. In August 2014, we prepaid $250 million under an ASR agreement (the "August ASR Agreement") and received an interim delivery of 20.4 million shares of our common stock. In addition, during August 2014 we purchased 25.2 million shares of our common stock on the open market at an average price of $3.49 per share. See Note 14 to the unaudited consolidated financial statements included in this report.

(c)
In September 2014, we received 31.5 million additional shares of our common stock under the August ASR Agreement. The August ASR Agreement settled on October 1, 2014, at which time we received an additional 19.4 million shares of our common stock, which are not reflected in this table. In addition, during September 2014, we purchased 24.8 million shares of our common stock on the open market at an average price of $3.57 per share. See Note 14 to the unaudited consolidated financial statements included in this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of October 2014.

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013; (ii) Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2014 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements (Unaudited).

 ____________________

E-1