Form 10-K
period 2014-12-31
SIRIUS XM HOLDINGS INC.
filed 2015-02-05
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2014 was $8,827,437,630. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
The number of shares of the registrant’s common stock outstanding as of February 3, 2015 was 5,581,438,748.
DOCUMENTS INCORPORATED BY REFERENCE
Information included in our definitive proxy statement for our 2015 annual meeting of stockholders scheduled to be held on Tuesday, May 19, 2015 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
2014 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    BUSINESS

This Annual Report on Form 10-K presents information for Sirius XM Holdings Inc. (“Holdings”). The terms “we,” “us,” “our,” and “our company” as used herein and unless otherwise stated or indicated by context, refer to Sirius XM Radio Inc. (“Sirius XM”) and its subsidiaries prior to the corporate reorganization described below and to Holdings and its subsidiaries after such corporate reorganization.

Sirius XM Holdings Inc.

Effective November 15, 2013, we completed a corporate reorganization. As part of the reorganization, Holdings replaced Sirius XM as our publicly held corporation and Sirius XM became a wholly-owned subsidiary of Holdings. Holdings was incorporated in the State of Delaware on May 21, 2013. Holdings has no operations independent of its subsidiary Sirius XM.

Relationship with Liberty Media

Liberty Media Corporation ("Liberty Media") beneficially owns, directly and indirectly, over 50% of the outstanding shares of our common stock. Liberty Media owns interests in a range of media, communications and entertainment businesses.

Sirius XM Radio Inc.

We broadcast music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over our Internet radio service, including through applications for mobile devices.

As of December 31, 2014, we had 27,311,087 subscribers. Our subscribers include:

•	subscribers under our regular and discounted pricing plans;

•	subscribers that have prepaid, including payments made or due from automakers for subscriptions included in the sale or lease price of a vehicle;

•	subscribers to our Internet services who do not also have satellite radio subscriptions; and

•	certain subscribers to our weather, traffic, data and Backseat TV services who do not also have satellite radio subscriptions.

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
Our satellite radios are primarily distributed through automakers; retail stores nationwide; and through our website. We have agreements with every major automaker to offer satellite radios in their vehicles. Satellite radio services are also offered to customers of certain rental car companies.

We are also a leader in providing connected vehicle applications and services. Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. Subscribers to our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.

Programming
We offer a dynamic programming lineup of commercial-free music plus sports, entertainment, comedy, talk, news, traffic and weather, including:

•	an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical;

•	live play-by-play sports from major leagues and colleges;

•	a multitude of talk and entertainment channels for a variety of audiences;

•	a wide range of national, international and financial news; and

•	local traffic and weather reports for 21 metropolitan markets throughout the United States.
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
Internet Radio Service
We stream select music and non-music channels over the Internet. Our Internet radio service also includes channels and features that are not available on our satellite radio service. Access to our Internet radio service is offered to subscribers for a fee. We also offer applications to allow consumers to access our Internet radio service on smartphones and tablet computers.
We offer two innovative Internet-based products, SiriusXM On Demand and MySXM. SiriusXM On Demand offers our Internet radio subscribers listening on our online media player and on smartphones the ability to choose their favorite episodes from a catalog of content to listen to whenever they want. MySXM permits subscribers listening on our Internet radio service to personalize our existing commercial-free music and comedy channels to create a more tailored listening experience. Channel-specific sliders allow users to create over 100 variations of each of more than 50 channels by adjusting characteristics like library depth, familiarity, music style, tempo, region, and multiple other channel-specific attributes.  SiriusXM On Demand and MySXM are offered to our Internet radio subscribers at no extra charge.

We are re-engineering and redesigning our Internet radio streaming platform.  The new SiriusXM Internet Radio will offer listeners enhanced programming discovery and the ability to connect with content currently playing across our commercial-free music, sports, comedy, news, talk and entertainment channels or available through SiriusXM On Demand. The new platform is expected to be progressively rolled out starting in the first quarter of 2015.
Distribution of Radios
Automakers
We distribute satellite radios through the sale and lease of new vehicles. We have agreements with every major automaker to offer satellite radios in their vehicles. Satellite radios are available as a factory or dealer-installed option in substantially all vehicle makes sold in the United States.
Most automakers include a subscription to our radio service in the sale or lease of their new vehicles. In certain cases, we receive subscription payments from automakers in advance of the activation of our service. We share with certain automakers a portion of the revenues we derive from subscribers using vehicles equipped to receive our service. We also reimburse various automakers for certain costs associated with the satellite radios installed in new vehicles, including in certain cases hardware costs, engineering expenses and promotional and advertising expenses.
Previously Owned Vehicles
We acquire subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. We have entered into agreements with many automakers to market subscriptions to purchasers and lessees of vehicles which include satellite radios sold through their certified pre-owned programs. We also work directly with franchise and independent dealers on programs for non-certified vehicles.
We have developed systems and methods to identify purchasers and lessees of previously owned vehicles which include satellite radios and have established marketing plans to promote our services to these potential subscribers.

Retail
We sell satellite and Internet radios directly to consumers through our website. Satellite and Internet radios are also marketed and distributed through national and regional retailers.
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
Satellites, Terrestrial Repeaters and Other Satellite Facilities
Satellites. We own a fleet of nine orbiting satellites, five in the Sirius system, FM-1, FM-2, FM-3, FM-5 and FM-6, and four in the XM system, XM-1, XM-3, XM-4 and XM-5. Two of these satellites, FM-6 and XM-5, are currently used as spares. In 2014, we de-orbited a satellite, XM-2, that reached the end of its operational life. In 2015, we will de-orbit XM-1, a satellite that has also reached the end of its operational life.

Satellite Insurance. We hold in-orbit insurance for our XM-5 satellite which will expire in 2015. We do not intend to renew this in-orbit insurance policy when it expires, as we consider the premium costs to be uneconomical relative to the risk of satellite failure. The policy provides coverage for a total, constructive total or partial loss of the satellite that occurs prior to its expiration in October 2015. The insurance does not cover the full cost of constructing, launching and insuring a new satellite, nor will it protect us from any adverse effect on business operations due to the loss of the satellite. The policy contains standard commercial satellite insurance provisions, including coverage exclusions. In-orbit insurance for our FM-5 and FM-6 satellites expired in 2014.

Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception of satellite signals can be adversely affected. In many of these areas, we have deployed terrestrial repeaters to supplement satellite coverage. We operate over 700 terrestrial repeaters as part of our systems across the United States.

Other Satellite Facilities. We control and communicate with our satellites from facilities in North America and maintain earth stations in Panama and Ecuador to control and communicate with several of our Sirius satellites. Our satellites are monitored, tracked and controlled by a third party satellite operator.
Studios
Our programming originates from studios in New York City and Washington D.C. and, to a lesser extent, from smaller studios in Los Angeles, Nashville and a variety of smaller venues across the country. Our corporate headquarters is based in our New York City office. Both our New York City and Washington D.C. offices house facilities for programming origination, programming personnel and facilities to transmit programming.
Radios
Radios are manufactured in three principal configurations - as in-dash radios, dock & play radios and commercial units.
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
Connected Vehicle Services
We are a leader in providing connected vehicle services. Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. We offer a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicles diagnostics, stolen or parked vehicle locator services, and monitoring of vehicle emission systems. Our connected vehicle business provides services to several automakers, including Acura, BMW, Honda, Hyundai, Infiniti, Lexus, Nissan and Toyota.

Subscribers to our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.
Canada
We own approximately 37% of the equity of Sirius XM Canada Holdings Inc. ("Sirius XM Canada"), the satellite radio provider in Canada. Subscribers to the services offered by Sirius XM Canada are not included in our subscriber count.
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
Backseat TV. We offer Backseat TV, a service offering television content designed primarily for children, in the backseat of vehicles. We intend to discontinue this service by the end of 2015.
Competition
Satellite Radio
We face significant competition for both listeners and advertisers in our satellite radio business, including providers of radio or other audio services. Our digital competitors are making in-roads into vehicles, where we are currently the prominent alternative to traditional AM/FM radio.
Traditional AM/FM Radio. Our services compete with traditional AM/FM radio. Several traditional radio companies are substantial entities owning large numbers of radio stations or other media properties. The radio broadcasting industry is highly competitive.
Traditional AM/FM radio has a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by subscription fees. Many radio stations offer information programming of a local nature, such as local news and sports. The availability of traditional free AM/FM radio reduces the likelihood that customers would be willing to pay for our subscription services and, by offering free broadcasts, it may impose limits on what we can charge for our services.
HD Radio. Many radio stations broadcast digital signals, which have clarity similar to our signals. These stations do not charge a subscription fee for their digital signals but generally do carry advertising. Traditional AM/FM broadcasters are also complementing their HD Radio efforts by aggressively pursuing Internet radio, wireless Internet-based distribution arrangements and data services.

Internet Radio and Internet-Enabled Smartphones. Internet radio services often have no geographic limitations and provide listeners with radio programming from across the country and around the world. Major media companies and online providers, including Beats Music, Google Play, Pandora and iHeartRadio, make high fidelity digital streams available through the Internet for free or, in some cases, for a fraction of the cost of a satellite radio subscription. These services compete directly with our services, at home, in vehicles, and wherever audio entertainment is consumed.
Smartphones, most of which have the capability of interfacing with vehicles, can play recorded or cached content and access Internet radio via dedicated applications or browsers. These applications are often free to the user and offer music and talk content. Leading audio smartphone radio applications include Pandora, Spotify, iTunes Radio and iHeartRadio. Certain of these applications also include advanced functionality, such as personalization, and allow the user to access large libraries of content. These services are increasingly becoming integrated into vehicles.
Advanced In-Dash Infotainment Systems. Nearly all automakers have deployed or are planning to deploy integrated multimedia systems in dashboards, such as Ford's SYNC, Toyota's Entune, and BMW/Mini's Connected. These systems combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, smartphone applications and stored audio, with navigation and other advanced applications such as restaurant bookings, movie show times and financial information. Internet radio and other data are typically connected to the system via a bluetooth link to an Internet-enabled smartphone, and the entire system may be controlled by touchscreen or voice recognition. These systems enhance the attractiveness of Internet-based competitors by making such applications more prominent, easier to access, and safer to use in the car. Similar systems are also available in the aftermarket and sold through retailers.
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
Traffic News Services
A number of providers compete with our traffic news services. In-dash navigation is also being threatened by increasingly capable smartphones that provide data services through a direct vehicle interface. Most of these smartphones offer GPS mapping, often with turn-by-turn navigation.
Connected Vehicle Services
Our connected vehicle services business operates in a highly competitive environment and competes with several providers, including Verizon Telematics. OnStar, a division of General Motors, also offers connected vehicle services in GM vehicles. We also compete with wireless devices such as mobile phones, carriers of mobile communications and, to a lesser extent, with systems developed internally by automakers. We compete against other connected vehicle service providers for automaker arrangements on the basis of service quality and reliability, technical capabilities and systems customization, scope of service, industry experience, past performance and price.
Government Regulation
As operators of a privately-owned satellite system, we are regulated by the FCC under the Communications Act of 1934, principally with respect to:

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
In 1997, we were the winning bidders for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services. Our FCC licenses for our Sirius satellites expire in 2017 and 2022. Our FCC licenses for our XM satellites expire in 2018, 2021 and 2022.  XM-1 is operating under Special Temporary Authority from the FCC and we plan to de-orbit the satellite in 2015. We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant licenses for any replacement satellites.
In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected. In many of these areas, we have installed terrestrial repeaters to supplement our satellite signal coverage. The FCC has established rules governing terrestrial repeaters and has granted us a license through 2027 to operate our repeater network.
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
Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. We have arrangements with all of these organizations.
Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, an organization which negotiates licenses, and collects and distributes royalties on behalf of record companies and performing artists. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we may negotiate royalty arrangements with the owners of sound recordings fixed after February 15, 1972, or if negotiation is unsuccessful, the royalty rate is established by the Copyright Royalty Board (the “CRB”) of the Library of Congress.

The CRB has issued its determination regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings fixed after February 15, 1972 over our satellite digital audio radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period ending on December 31, 2017. Under the terms of the CRB's decision, we will pay a royalty based on gross revenues, subject to certain exclusions, of 10.0% for 2015, 10.5% for 2016, and 11% for 2017. The rate for 2014 was 9.5%.

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

To secure the rights to stream music content over the Internet, including to mobile devices, we also must obtain licenses from, and pay royalties to, copyright owners of musical compositions and, in certain cases, sound recordings. We have arrangements with ASCAP, SESAC and BMI to license the musical compositions we stream over the Internet. The licensing of certain sound recordings fixed after February 15, 1972 for use on the Internet is also subject to the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998 on terms established by the CRB. In 2014, we paid a per performance rate for the streaming of certain sound recordings on the Internet of $0.00220 per play, which rate changed to $0.00240 in 2015. We are participating in proceedings to establish rates for the streaming of certain sound recordings fixed after February 15, 1972 on the Internet after 2015, known as the Web IV proceeding.

Our rights to perform certain copyrighted sound recordings (that is, the actual recording of a work) that were fixed after February 15, 1972 are governed by United States federal law, the Copyright Act. In contrast, our rights to perform certain copyrighted sound recordings that were fixed before February 15, 1972 are governed by various state statutes and common law principles and are subject to litigation in three States. See "Item 3. Legal Proceedings" below.
Trademarks
We have registered, and intend to maintain, the trademarks “Sirius”, “XM”, “SiriusXM” and “SXM” with the United States Patent and Trademark Office in connection with the services we offer. We are not aware of any material claims of infringement or other challenges to our right to use the “Sirius”, “XM”, “SiriusXM” or "SXM” trademarks in the United States. We also have registered, and intend to maintain, trademarks for the names of certain of our channels. We have also registered the trademarks “Sirius”, “XM” and "SiriusXM" in Canada. We have granted a license to use certain of our trademarks in Canada to Sirius XM Canada.
Personnel
As of December 31, 2014, we had 2,327 full-time employees. In addition, we rely upon a number of part-time employees, consultants, other advisors and outsourced relationships. None of our employees are represented by a labor union, and we believe that our employee relations are good.
Corporate Information and Available Information
Our executive offices are located at 1221 Avenue of the Americas, 36th floor, New York, New York 10020 and our telephone number is (212) 584-5100. Our internet address is www.siriusxm.com. Our annual, quarterly and current reports, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), may be accessed free of charge through our website after we have electronically filed or furnished such material with the SEC. Siriusxm.com (including any other reference to such address in this Annual Report) is an inactive textual reference only, meaning that the information contained on or accessible from the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.
Executive Officers of the Registrant
Certain information regarding our executive officers as of February 3, 2015 is provided below:

Name	Age	Position
James E. Meyer	60	Chief Executive Officer
Scott A. Greenstein	55	President and Chief Content Officer
Dara F. Altman	56	Executive Vice President and Chief Administrative Officer
Stephen Cook	59	Executive Vice President, Sales and Automotive
Patrick L. Donnelly	53	Executive Vice President, General Counsel and Secretary
David J. Frear	58	Executive Vice President and Chief Financial Officer
Enrique Rodriguez	52	Executive Vice President, Operations and Products
Katherine Kohler Thomson	48	Executive Vice President, Chief Marketing Officer
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
Katherine Kohler Thomson has served as our Executive Vice President, Chief Marketing Officer, since December 2013. Ms. Thomson was the President and Chief Operating Officer of the Los Angeles Times Media Group from May 2011 until November 2013.  She was also the Chief Operating Officer of Tribune Publishing Company, Inc. from April 2013 until November 2013. Ms. Thomson served as Vice President, Business Operations of FLO TV, a division of Qualcomm Incorporated that delivered live television to mobile devices, from September 2009 until May 2011. From September 2008 through September 2009, she was Executive Vice President and Chief of Staff at the Los Angeles Times Media Group. She joined the Los Angeles Times Media Group from Energy Innovations, an affordable solar energy provider, where she was Chief Operating Officer from August 2007 until September 2008.  Prior to that time, she spent fourteen years in a variety of positions at DIRECTV, culminating in the role of Senior Vice President, Sales and Marketing Operations.

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
We face substantial competition from other providers of radio and other audio services. Our ability to retain and attract subscribers depends on our success in creating and providing popular or unique music, entertainment, news and sports programming. Our subscribers can obtain certain similar content for free through terrestrial radio stations or Internet radio services. Audio content delivered via the Internet, including through mobile devices in vehicles, is increasingly competitive with our services. A summary of various services that compete with us is contained in the section entitled “Item 1. Business-Competition” of this Annual Report on Form 10-K.

Competition could result in lower subscription, advertising or other revenue or an increase in our marketing, promotion or other expenses and, consequently, lower our earnings and free cash flow. We cannot assure you we will be able to compete successfully with our existing or future competitors or that competition will not have a material adverse effect on our business, financial condition or results of operations.

Our ability to attract and retain subscribers in the future is uncertain.
Our ability to retain our subscribers, or increase the number of subscribers to our service, is uncertain and subject to many factors, including:

•	the production and sale or lease of new vehicles in the United States;

•	the price of our service;

•	the health of the economy;

•	the rate at which existing self-pay subscribers buy and sell new and used vehicles in the United States;

•	our ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to our service;

•	the effectiveness of our marketing programs;

•	the entertainment value of our programming; and

•	actions by our competitors, such as terrestrial radio and other audio entertainment and information providers.
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

Average monthly revenue per subscriber, which we refer to as ARPU, is a key metric we use to analyze our business. Over the past several years, we have focused substantial attention and efforts on balancing ARPU and subscriber additions. Our ability to increase or maintain ARPU over time is uncertain and depends upon various factors, including:

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

Sales of previously owned vehicles represent a significant source of new subscribers for us. We have agreements with various auto dealers and companies operating in the used vehicle market to provide us with data on sales of previously owned satellite radio enabled vehicles. The continuing availability of this information is important to our future growth.

General economic conditions can affect our business.
The purchase of a satellite radio subscription is discretionary, and our business and our financial condition can be negatively affected by general economic conditions. Poor general economic conditions could adversely affect subscriber churn, conversion rates and vehicle sales.

Consumer protection laws and their enforcement could damage our business.
We engage in extensive marketing efforts to attract and retain subscribers to our services. We employ a wide variety of communications tools as part of our marketing campaigns, including telemarketing efforts; print, television, radio and online advertising; direct mail; and email solicitations.

Consumer protection laws, rules and regulations are extensive and have developed rapidly, particularly at the state level. Consumer protection laws in certain jurisdictions cover nearly all aspects of our marketing efforts, including the content of our advertising, the terms of consumer offers and the manner in which we communicate with subscribers and prospective subscribers. We are engaged in considerable efforts to ensure that all our activities comply with federal and state laws, rules and regulations relating to consumer protection, including laws relating to telemarketing activities and privacy. From time to time we are subject to certain claims under the Telephone Consumer Protection Act relating to telephone calls our vendors make to subscribers and trial subscribers, including calls to consumers' mobile phones. Modifications to federal and state laws, rules and regulations concerning consumer protection, including decisions by federal and state courts and agencies interpreting these laws, could have an adverse impact on our ability to attract and retain subscribers to our services. While we monitor the changes in and interpretations of these laws in consumer-related settlements and decisions, and while we believe that we are in material compliance with applicable laws, there can be no assurance that new laws or regulations will not be enacted or adopted, preexisting laws or regulations will not be more strictly enforced or that our varied operations will continue to comply with all applicable laws, which might adversely affect our operations.

If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer.
The nature of our business involves the receipt and storage of personal information about our subscribers including, in many cases, credit and debit card information. If we fail to protect the security of personal information about our customers or if we experience a data security breach, we could be exposed to costly government enforcement actions and private litigation and our reputation could suffer. In addition, our subscribers and potential customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our services. Such events could lead to lost future sales and adversely affect our results of operations.

Other existing or future government laws and regulations could harm our business.
We are subject to many other federal, state and local laws. These laws and regulations cover issues such as user privacy, behavioral advertising, automatic renewal of agreements, pricing, fraud, electronic waste, mobile and electronic device communications, quality of products and services, taxation, advertising, intellectual property rights and information security. The expansion of these laws, both in terms of their number and their applicability, could harm our business. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws could increase the cost of doing business, adversely affecting our results of operations.

Failure of our satellites would significantly damage our business.
The lives of our satellites will vary depending on a number of factors, including:

•	degradation and durability of solar panels;

•	quality of construction;

•	random failure of satellite components, which could result in significant damage to or loss of a satellite;

•	amount of fuel the satellite consumes; and

•	damage or destruction by electrostatic storms, collisions with other objects in space or other events, such as nuclear detonations, occurring in space.

In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on our in-orbit satellites have failed; and from time to time we have experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and we cannot predict if any of these possible future events will have a material adverse effect on our operations or the life of our existing in-orbit satellites. Any material failure of our satellites could cause us to lose customers and could materially harm our reputation and our operating results. We hold no in-orbit insurance for our satellites other than our XM-5 satellite, which will expire in 2015. Additional information regarding our fleet of satellites is contained in the section entitled “Item 1. Business - Satellites, Terrestrial Repeaters and Other Satellite Facilities” of this Annual Report on Form 10-K.

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

Royalties for music rights have increased, there can be no assurance they will not continue to increase, and the market for music rights is changing and is subject to significant uncertainties.
We must maintain music programming royalty arrangements with, and pay license fees to, BMI, ASCAP and SESAC. These organizations traditionally negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. We have agreements with ASCAP, BMI and SESAC through 2016. There can be no assurance that the royalties we pay to ASCAP, SESAC, BMI and other songwriters and music publishers will not increase upon expiration of these arrangements.

The market for acquiring rights from songwriters and music publishers is changing. BMI and ASCAP are subject to Consent Decrees with the United States. The Unites States Department of Justice is reviewing these Consent Decrees and may agree to changes to those arrangements. In addition, certain songwriters and music publishers have purportedly withdrawn from two of the traditional performing rights organizations, ASCAP and BMI, and third parties have contacted us regarding the need to separately license works. The change to, and fragmentation of, the traditional market for licensing musical works could increase our licensing costs and/or cause us in certain cases to reduce the number of works we perform.

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also must pay royalties to copyright owners of sound recordings fixed after February 15, 1972. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB. Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the CRB's decision governing sound recording royalties for the five-year period ending on December 31, 2017, we will pay a royalty based on gross revenues, subject to certain exclusions, of 10.0% for 2015, 10.5% for 2016, and 11% for 2017.

The right to perform certain copyrighted sound recordings that were fixed before February 15, 1972 is governed by state common law principles and, in certain instances, may be subject to state statutes. We are a defendant in litigation in three States regarding the alleged distribution, duplication and performance of certain copyrighted sound recordings that were fixed before February 15, 1972. If courts ultimately hold that a performance right exists under state copyright laws, we may be required to pay additional royalties to perform copyrighted sound recordings that were fixed before February 15, 1972 or remove those works from our service.

The unfavorable outcome of pending or future litigation could have a material adverse effect.
We are parties to several legal proceedings arising out of various aspects of our business, including patent infringement suits, class action and individual suits seeking compensation for our use of sound recordings fixed prior to February 15, 1972 and class actions seeking damages for purported violations of the telephone consumer protection act. We are defending all claims against us. The outcome of these proceedings may not be favorable, and an unfavorable outcome could have a material adverse effect on our business or financial results. See "Item 3. Legal Proceedings" below.

We may not realize the benefits of acquisitions or other strategic initiatives.
Our business strategy may include selective acquisitions or other strategic initiatives that allow us to expand our business. The success of any acquisition depends upon effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets.

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

We design, establish specifications, source or specify parts and components, and manage various aspects of the logistics of the production of satellite radios. As a result of these activities, we may be exposed to liabilities associated with the design, manufacture and distribution of radios that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.

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

We also rely on the FCC to assist us in preventing harmful interference to our service. The development of new applications and services in spectrum adjacent to the frequencies licensed to us for satellite radio and ancillary services, as well as the possible distortion caused by the combination of signals in other frequencies, could cause harmful interference to our satellite radio service. Certain operations or combination of operations permitted by the FCC in spectrum, other than our licensed frequencies, could result in distortion to our service and the reception of our satellite radio service could be adversely affected in certain areas.

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

We have a significant amount of indebtedness, and our revolving credit facility contains certain covenants that restrict our current and future operations.
As of December 31, 2014, we had an aggregate principal amount of approximately $4.5 billion of indebtedness, $380 million of which was outstanding under a $1.25 billion Senior Secured Revolving Credit Facility.

Our indebtedness has important consequences. For example, it increases our vulnerability to general adverse economic and industry conditions; requires us to dedicate a portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund capital expenditures, marketing and other general corporate activities; limits our ability to borrow additional funds; limits our flexibility in planning for, or reacting to, changes in our business and the audio entertainment industry; and may place us at a competitive disadvantage compared to other competitors. Our Revolving Credit Agreement contains covenants that, among other things, place certain limitations on our ability to incur more debt, exceed a specified leverage ratio, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could cause us to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for our business or assets.

Our broadcast studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities.
An earthquake, hurricane, tornado, flood, terrorist attack or other catastrophic event could damage our broadcast studios, terrestrial repeater networks or satellite uplink facilities, interrupt our service and harm our business.

Any damage to the satellites that transmit to our terrestrial repeater networks would likely result in degradation of the affected service for some subscribers and could result in complete loss of service in certain or all areas. Damage to our satellite uplink facilities could result in a complete loss of our services until we could transfer operations to suitable back-up facilities.

Our principal stockholder has significant influence over our management and over actions requiring general stockholder approval and its interests may differ from the interests of other holders of our common stock.
Liberty Media beneficially owns over 50% of Holdings’ common stock. Two Liberty Media executives and one other member of the board of directors of Liberty Media are members of our board of directors. Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of Holdings’ board of directors.

Liberty Media has the ability to indirectly control our affairs, policies and operations, such as the appointment of management, future issuances of common stock or other securities, the payment of dividends, if any, the incurrence of debt, amendments to our certificate of incorporation and bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with the interests of other stockholders of Holdings. In addition, Liberty Media will be able to determine the outcome of all matters requiring general stockholder approval and will be able to cause or prevent a change of control of Holdings or a change in the composition of Holdings’ board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We are a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.
We are a “controlled company” for the purposes of the NASDAQ Stock Market listing rules. As such, we have elected not to comply with certain NASDAQ corporate governance requirements. A majority of our board of directors consists of independent directors. We do not have a compensation committee and nominating and corporate governance committee that consist entirely of independent directors.

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

Other parties may have patents or pending patent applications, which will later mature into patents or inventions that may block or put limits on our ability to operate our system or license technologies. We may have to resort to litigation to enforce our rights under license agreements or to determine the scope and validity of other parties’ proprietary rights in the subject matter of those licenses. This may be expensive and we may not succeed in any such litigation.

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

In addition, we lease or license space at approximately 640 locations for use in connection with the terrestrial repeater networks that support our satellite radio services. In general, these leases and licenses are for space on building rooftops and communications towers. None of these individual arrangements are material to our business or operations.

ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below. These claims are at various stages of arbitration or adjudication.

We record a liability when we believe that it is both probable that a liability will be incurred, and the amount of loss can be reasonably estimated. We evaluate developments in legal matters that could affect the amount of liability that has been previously accrued and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. We may be unable to reasonably estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons, including, among others, because: (i) the damages sought are indeterminate; (ii) the proceedings are in the relative early stages; (iii)  there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) there remain significant factual issues to be determined or resolved; (vi) the relevant law is unsettled; or (vii) the proceedings involve novel or untested legal theories. In such instances, there may be considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.

State Consumer Investigations. In December 2014, we entered into agreements with 46 States and the District of Columbia to settle a multistate investigation into certain of our consumer practices.  The investigation focused on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers.  As part of the settlement agreements, we agreed to certain changes in our consumer practices relating to:  the sale and cancellation of self-pay subscriptions, the contents of advertising for our products and services, refunds we provide to consumers, and consumer complaints. All of the changes contemplated by these settlement agreements have been implemented. We also agreed to provide, upon the request of the States, certain additional information about our consumer practices, to participate in a process designed to address any previously unresolved consumer complaints, and to make an aggregate payment to the States of approximately $4 million.

A separate investigation into our consumer practices is being conducted by the Attorney General of the State of New York. We are cooperating with this investigation and believe our consumer practices comply with all applicable federal and New York State laws and regulations. In our view, the result of this investigation, including a possible settlement, will not have a material adverse effect on our business, financial condition or results of operations.

Pre-1972 Sound Recording Matters. We are a defendant in three class action suits and one additional suit, which were commenced in August and September 2013 and challenge our use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under California, New York and/or Florida law. The plaintiffs in each of these suits purport to seek in excess of $100 million in compensatory damages along with unspecified punitive damages and injunctive relief. Accordingly, at this point we cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but we believe we have substantial defenses to the claims asserted. We intend to defend these actions vigorously.

In September 2014, the United States District Court for the Central District of California ruled that the grant of “exclusive ownership” to the owner of a sound recording under California’s copyright statute included the exclusive right to control public performances of the sound recording. The court further found that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion. In October 2014, the Superior Court of the State of California for the County of Los Angeles adopted the Central District Court's interpretation of "exclusive ownership" under California's copyright statute. That Court did not find that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion. In November 2014, the United States District Court for the Southern District of New York ruled that sound recordings fixed before February 15, 1972 were entitled under various theories of New York common law to the benefits of a public performances right. We intend to appeal these decisions.

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

In addition, in August 2013, SoundExchange, Inc. filed a complaint in the United States District Court for the District of Columbia alleging that we underpaid royalties for statutory licenses during the 2007-2012 rate period in violation of the regulations established by the Copyright Royalty Board for that period. SoundExchange principally alleges that we improperly reduced our calculation of gross revenues, on which the royalty payments are based, by deducting non-recognized revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest, and attorneys’ fees and costs.

In August 2014, the United States District Court for the District of Columbia granted our motion to dismiss the complaint without prejudice on the grounds that the case properly should be pursued before the Copyright Royalty Board rather than the district court. In December 2014, SoundExchange filed a petition with the Copyright Royalty Board requesting an order interpreting the applicable regulations. The Copyright Royalty Board has requested that the parties submit briefs regarding whether the agency properly has jurisdiction to interpret the regulations and adjudicate this matter under the applicable statute. At this point we cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but we believe we have substantial defenses to the claims asserted. We intend to defend these actions vigorously.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc.. No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA. Additional information concerning each of these actions is publicly available in filings under their docket numbers.

Telephone Consumer Protection Act Suits. We are a defendant in three purported class action suits, which were commenced in February 2012, January 2013 and January 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division, and the United States District Court for the Southern District of California that allege that we, or certain call center vendors acting on our behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiffs in these actions allege, among other things, that we called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent and, in one of the actions, that we violated the TCPA’s call time restrictions. The plaintiffs in these suits are seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA, as well as payment of in terest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future. We believe we have substantial defenses to the claims asserted in these actions, and we intend to defend them vigorously.

We have notified certain of our call center vendors of these actions and requested that they defend and indemnify us against these claims pursuant to the provisions of their existing or former agreements with us. We believe we have valid contractual claims against certain call center vendors in connection with these claims and intend to preserve and pursue our rights to recover from these entities.

These cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.) and Brian Trenz v. Sirius XM Holdings, Inc. and Toyota Motor Sales, U.S.A., Inc., No. 15-cv-0044L-BLM (S.D. Cal). Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

With respect to the matters described above under the captions “Pre-1972 Sound Recording Matters” and “Telephone Consumer Protection Act Suits”, we have determined, based on our current knowledge, that the amount of loss or range of loss, that is reasonably possible is not reasonably estimable. However, these matters are inherently unpredictable and subject to significant uncertainties, many of which are beyond our control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or cash flows.

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

PART II
ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIRI.” The following table sets forth the high and low per share sales price for our common stock, as reported by NASDAQ, for the periods indicated below:

	High	Low
Year Ended December 31, 2013
First Quarter	$3.25	$2.95
Second Quarter	$3.63	$2.95
Third Quarter	$3.99	$3.30
Fourth Quarter	$4.18	$3.32
Year Ended December 31, 2014
First Quarter	$3.89	$3.09
Second Quarter	$3.49	$2.98
Third Quarter	$3.65	$3.28
Fourth Quarter	$3.63	$3.14
On February 3, 2015, the closing sales price of our common stock on the NASDAQ Global Select Market was $3.64 per share. On February 3, 2015, there were approximately 9,777 record holders of our common stock.

Dividends
On December 28, 2012, we paid a special cash dividend in the amount of $0.05 per share of common stock.  This was the first cash dividend ever paid by us. The holders of our former Series B-1 Preferred Stock participated in this cash dividend on an as-converted basis in accordance with its terms.  The total amount of this dividend was approximately $327 million. Our ability to pay dividends is currently limited by covenants under our revolving credit facility. Our board of directors has not made any determination whether similar special cash dividends will be paid in the future.
Issuer Purchases of Equity Securities
Since December 2012, our board of directors has approved for repurchase an aggregate of $6.0 billion of our common stock. Our board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise. As of December 31, 2014, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1.3 billion shares for $4.3 billion, and $1.7 billion remained available under our stock repurchase program. The size and timing of our repurchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2014 - October 31, 2014	55,907,961	(b)	55,907,961	$2,110,339,265
November 1, 2014 - November 30, 2014	49,014,354	$3.52	49,014,354	$1,938,003,842
December 1, 2014 - December 31, 2014	64,039,114	$3.49	64,039,114	$1,714,807,515
Total	168,961,429	(b)	168,961,429

(a)	These amounts include fees and commissions associated with shares repurchased. All of these repurchases were made pursuant to our share repurchase program.

(b)
In August 2014, we prepaid $250 million under an accelerated share repurchase agreement which settled on October 1, 2014 at which time we received 19.4 million shares of our common stock. In addition, during October 2014, we purchased 36.5 million shares of our common stock on the open market at an average price of $3.33 per share. See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K.

COMPARISON OF CUMULATIVE TOTAL RETURNS

Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor's Composite-500 Stock Index, or the S&P 500, and the NASDAQ Telecommunications Index from December 31, 2009 to December 31, 2014. The graph assumes that $100 was invested on December 31, 2009 in each of our common stock, the S&P 500 and the NASDAQ Telecommunications Index. A dividend with respect to our common stock was declared in 2012 only.

Stockholder Return Performance Table

	NASDAQ Telecommunications Index	S&P 500 Index	Sirius XM Holdings Inc.
December 31, 2009	$100.00	$100.00	$100.00
December 31, 2010	$103.92	$112.78	$271.67
December 31, 2011	$90.81	$112.78	$303.33
December 31, 2012	$92.63	$127.90	$481.67
December 31, 2013	$114.88	$165.76	$581.67
December 31, 2014	$125.11	$184.64	$583.33

ITEM 6. SELECTED FINANCIAL DATA
The operating and balance sheet data included in the following selected financial data for 2014 and 2013 have been derived from our audited consolidated financial statements. Historical operating and balance sheet data included within the following selected financial data from 2010 through 2012 is derived from the audited Consolidated Financial Statements of Sirius XM. This selected financial data should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2014	2013 (1)	2012 (2)	2011	2010
(in thousands, except per share data)
Statements of Comprehensive Income Data:
Total revenue	$4,181,095	$3,799,095	$3,402,040	$3,014,524	$2,816,992
Net income	$493,241	$377,215	$3,472,702	$426,961	$43,055
Net income per share – basic	$0.09	$0.06	$0.55	$0.07	$0.01
Net income per share – diluted	$0.08	$0.06	$0.51	$0.07	$0.01
Weighted average common shares outstanding – basic	5,788,944	6,227,646	4,209,073	3,744,606	3,693,259
Weighted average common shares outstanding – diluted	5,862,020	6,384,791	6,873,786	6,500,822	6,391,071
Cash dividends per share	$—	$—	$0.05	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$147,724	$134,805	$520,945	$773,990	$586,691
Restricted investments	$5,922	$5,718	$3,999	$3,973	$3,396
Total assets	$8,375,509	$8,844,780	$9,054,843	$7,495,996	$7,383,086
Long-term debt, net of current portion	$4,493,863	$3,093,821	$2,430,986	$3,012,351	$3,021,763
Stockholders' equity	$1,309,837	$2,745,742	$4,039,565	$704,145	$207,636
——————

(1)	The selected financial data for 2013 includes the balances and approximately two months of activity related to the acquisition of the connected vehicle business of Agero, Inc. in November 2013.

(2)	For the year ended December 31, 2012, we had an income tax benefit of $2,998,234 due to the release of our valuation allowance. A special cash dividend was paid during 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Item 1A - Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements.”

(All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2014.

Executive Summary

We broadcast music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over our Internet radio service, including through applications for mobile devices. We are also a leader in providing connected vehicle services. Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. Subscribers to our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.

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

As of December 31, 2014, we had 27,311,087 subscribers of which 22,522,638 were self-pay subscribers and 4,788,449 were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, data and Backseat TV services who do not also have satellite radio subscriptions.

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

Liberty Media beneficially owns, directly and indirectly, over 50% of the outstanding shares of our common stock. As a result, we are a "controlled company" for the purposes of the NASDAQ corporate governance requirements. Liberty Media owns interests in a range of media, communications and entertainment businesses.

We also have a 37% equity interest in Sirius XM Canada which offers satellite radio services in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count.

Results of Operations

Set forth below are our results of operations for the year ended December 31, 2014 compared with the year ended December 31, 2013 and the year ended December 31, 2013 compared with the year ended December 31, 2012.

	For the Years Ended December 31,			2014 vs 2013 Change		2013 vs 2012 Change
(in thousands)	2014	2013	2012	Amount	%	Amount	%
Revenue:
Subscriber revenue	$3,554,302	$3,284,660	$2,962,665	$269,642	8%	$321,995	11%
Advertising revenue	100,982	89,288	82,320	11,694	13%	6,968	8%
Equipment revenue	104,661	80,573	73,456	24,088	30%	7,117	10%
Other revenue	421,150	344,574	283,599	76,576	22%	60,975	22%
Total revenue	4,181,095	3,799,095	3,402,040	382,000	10%	397,055	12%
Operating expenses:
Cost of services:
Revenue share and royalties	810,028	677,642	551,012	132,386	20%	126,630	23%
Programming and content	297,313	290,323	278,997	6,990	2%	11,326	4%
Customer service and billing	370,585	320,755	294,980	49,830	16%	25,775	9%
Satellite and transmission	86,013	79,292	72,615	6,721	8%	6,677	9%
Cost of equipment	44,397	26,478	31,766	17,919	68%	(5,288)	(17)%
Subscriber acquisition costs	493,464	495,610	474,697	(2,146)	—%	20,913	4%
Sales and marketing	336,480	291,024	248,905	45,456	16%	42,119	17%
Engineering, design and development	62,784	57,969	48,843	4,815	8%	9,126	19%
General and administrative	293,938	262,135	261,905	31,803	12%	230	—%
Depreciation and amortization	266,423	253,314	266,295	13,109	5%	(12,981)	(5)%
Total operating expenses	3,061,425	2,754,542	2,530,015	306,883	11%	224,527	9%
Income from operations	1,119,670	1,044,553	872,025	75,117	7%	172,528	20%
Other income (expense):
Interest expense, net of amounts capitalized	(269,010)	(204,671)	(265,321)	(64,339)	(31)%	60,650	23%
Loss on extinguishment of debt and credit facilities, net	—	(190,577)	(132,726)	190,577	100%	(57,851)	(44)%
Interest and investment income	15,498	6,976	716	8,522	122%	6,260	874%
Loss on change in value of derivatives	(34,485)	(20,393)	—	(14,092)	(69)%	(20,393)	nm
Other (loss) income	(887)	1,204	(226)	(2,091)	(174)%	1,430	633%
Total other expense	(288,884)	(407,461)	(397,557)	118,577	29%	(9,904)	(2)%
Income before income taxes	830,786	637,092	474,468	193,694	30%	162,624	34%
Income tax (expense) benefit	(337,545)	(259,877)	2,998,234	(77,668)	(30)%	(3,258,111)	(109)%
Net income	$493,241	$377,215	$3,472,702	$116,026	31%	$(3,095,487)	(89)%

nm - not meaningful

Our results of operations discussed below include the impact of purchase price accounting adjustments associated with the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (the "Merger"). The purchase price accounting adjustments related to the Merger, include the: (i) elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. The deferred credits on executory contracts attributable to third party arrangements with an OEM included in revenue share and royalties, subscriber acquisition costs, and sales and marketing concluded with the expiration of the acquired contract during 2013. The impact of these purchase price accounting adjustments is detailed in our Adjusted Revenues and Operating Expenses tables on pages 40 through 42 of our glossary.

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, subscriber revenue was $3,554,302 and $3,284,660, respectively, an increase of 8%, or $269,642. The increase was primarily attributable to a 6% increase in the daily weighted average number of subscribers, the inclusion of a full year of subscription revenue generated by our connected vehicle business and the increase in certain of our subscription rates beginning in January 2014. These increases were partially offset by subscription discounts and limited channel line-up plans offered through customer acquisition and retention programs, a change in an agreement with an automaker and a rental car company, and an increasing number of lifetime subscription plans that have reached full revenue recognition.

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

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, advertising revenue was $100,982 and $89,288, respectively, an increase of 13%, or $11,694. The increase was primarily due to a greater number of advertising spots sold and broadcast, as well as increases in rates charged per spot.

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

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, equipment revenue was $104,661 and $80,573, respectively, an increase of 30%, or $24,088. The increase was driven by higher sales to distributors and royalties from OEM production, partially offset by lower per unit revenue on direct to consumer sales.

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

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, other revenue was $421,150 and $344,574, respectively, an increase of 22%, or $76,576. The increase was driven by revenues from the U.S. Music Royalty Fee as the number of subscribers subject to the 12.5% rate increased along with an overall increase in subscribers, by a change in an agreement with a rental car company and the inclusion of a full year of other revenue generated by our connected vehicle business.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, other revenue was $344,574 and $283,599, respectively, an increase of 22%, or $60,975. The increase was driven by revenues from the U.S. Music Royalty Fee as the number of subscribers increased and subscribers on the 12.5% rate increased, and higher royalty revenue from Sirius XM Canada.

We expect other revenue to increase as our growing subscriber base drives higher U.S. Music Royalty Fees.

Operating Expenses

Revenue Share and Royalties include distribution and content provider revenue share, royalties for broadcasting performance content and web streaming, and advertising revenue share.

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, revenue share and royalties were $810,028 and $677,642, respectively, an increase of 20%, or $132,386, and increased as a percentage of total revenue. The increase was primarily attributable to the elimination of the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger, greater revenues subject to royalty and/or revenue sharing arrangements, and a 5.6% increase in the statutory royalty rate for the performance of sound recordings. For the year ended December 31, 2013, revenue share and royalties was positively impacted by a benefit of $122,534 to earnings from the amortization of deferred credits on executory contracts associated with the Merger.

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

We expect our revenue share and royalty costs to increase as our revenues grow and our royalty rates increase. As determined by the Copyright Royalty Board's decision, we paid royalties of 9.5%, 9.0% and 8.0% of gross revenues, subject to certain exclusions, for the years ended December 31, 2014, 2013 and 2012, respectively, and will pay 10.0% in 2015.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, programming and content expenses were $297,313 and $290,323, respectively, an increase of 2%, or $6,990, but decreased as a percentage of total revenue. The increase was primarily due to higher personnel costs, the reduction in the benefit to earnings from the purchase price accounting adjustments associated with the Merger and the early termination of certain agreements, partially offset by the renewal of certain licensing agreements at more cost effective terms.

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

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, customer service and billing expenses were $370,585 and $320,755, respectively, an increase of 16%, or $49,830, and increased as a percentage of total revenue. The increase was primarily due to the inclusion of a full year of costs associated with our connected vehicle services business, higher subscriber volume driving increased subscriber contacts and increased bad debt expense.

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

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, satellite and transmission expenses were $86,013 and $79,292, respectively, an increase of 8%, or $6,721, but remained flat as a percentage of total revenue. The increase was primarily due to increased personnel costs, costs associated with our Internet streaming operations, satellite insurance expense, and terrestrial repeater network costs.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, satellite and transmission expenses were $79,292 and $72,615, respectively, an increase of 9%, or $6,677, but remained flat as a percentage of total revenue. The increase was primarily due to increased costs associated with our Internet streaming operations.

We expect satellite and transmission expenses to increase slightly as higher Internet streaming and terrestrial repeater network costs are partially offset by decreases in satellite insurance costs.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, cost of equipment was $44,397 and $26,478, respectively, an increase of 68%, or $17,919, and increased as a percentage of equipment revenue. The increase was primarily due to higher sales to distributors, partially offset by lower costs per unit on direct to consumer sales.

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

Subscriber Acquisition Costs include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; commissions paid to automakers and retailers; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in our OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios.

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, subscriber acquisition costs were $493,464 and $495,610, respectively, a decrease of $2,146, and decreased as a percentage of total revenue. Improved OEM subsidy rates per vehicle and a change in a contract with an automaker decreased subscriber acquisition costs. The decrease was partially offset by the elimination of the benefit to earnings in 2014 from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger and increased subsidy costs related to a larger number of satellite radio installations in new vehicles. For the year ended December 31, 2013, the benefit to earnings from amortization of deferred credits was $64,365.

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

We expect subscriber acquisition costs to fluctuate with OEM installations and aftermarket volume; however, the cost of subsidized radio components is expected to decline.  We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; and personnel. Marketing costs include expenses related to direct mail, outbound telemarketing and email communications.

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, sales and marketing expenses were $336,480 and $291,024, respectively, an increase of 16%, or $45,456, and increased as a percentage of total revenue. The increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, the inclusion of a full year of costs associated with our connected vehicle services business, increased personnel costs, and the elimination of the benefit to earnings in 2014 from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger; partially offset by lower loyalty costs due a change in a contract with an automaker. The benefit to earnings from the amortization of the deferred credit for acquired executory contracts for the year ended December 31, 2013 was $12,922.

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

Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, research and development for broadcast information systems and costs associated with the incorporation of our radios into new vehicles manufactured by automakers.

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, engineering, design and development expenses were $62,784 and $57,969, respectively, an increase of 8%, or $4,815, but remained flat as a percentage of total revenue. The increase was driven primarily by the inclusion of a full year of costs associated with our connected vehicle services business and higher personnel costs.

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

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, general and administrative expenses were $293,938 and $262,135, respectively, an increase of 12%, or $31,803, and remained flat as a percentage of total revenue. The increase was primarily driven by the inclusion of a full year of costs associated with our connected vehicle services business, as well as higher legal, personnel and facilities costs.

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

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, depreciation and amortization expense was $266,423 and $253,314, respectively, an increase of 5%, or $13,109, but decreased as a percentage of total revenue. Depreciation and amortization expense increased as a result of the inclusion of costs associated with our connected vehicle services business and additional assets placed in-service, including our FM-6 satellite which was placed in-service in late 2013. The increase was offset by a reduction of amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated useful lives and certain satellites reaching the end of their estimated useful lives.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, depreciation and amortization expense was $253,314 and $266,295, respectively, a decrease of 5%, or $12,981, and decreased as a percentage of total revenue. The decrease was driven by certain satellites reaching the end of their estimated useful lives, partially offset by additional assets placed in-service.

Other Income (Expense)

Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of satellites and related launch vehicles.

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, interest expense was $269,010 and $204,671, respectively, an increase of 31%, or $64,339. The increase was primarily due to higher average debt and a reduction in interest capitalized following the launch of our FM-6 satellite. The increase was partially offset by lower average interest rates resulting from the redemption or repayment of higher interest rate debt throughout 2013.

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

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, loss on extinguishment of debt and credit facilities, net, was $0 and $190,577, respectively. During the year ended December 31, 2013, a loss was recorded on the extinguishment of our then outstanding 7.625% Senior Notes due 2018 and 8.75% Senior Notes due 2015.

•
2013 vs. 2012: For the year ended December 31, 2013, loss on extinguishment of debt and credit facilities, net, was $190,577. The loss in 2013 was recorded on the extinguishment of our 7.625% Senior Notes due 2018 and our 8.75% Senior Notes due 2015. During the year ended December 31, 2012, a $132,726 loss was recorded on the extinguishment of our 13% Senior Notes due 2013 and our 9.75% Senior Secured Notes due 2015.

Interest and Investment Income includes realized gains and losses, interest income, and our share of the income or loss of Sirius XM Canada.

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, interest and investment income was $15,498 and $6,976, respectively. The income for the year ended December 31, 2014 was driven by the dividends received from Sirius XM Canada, our share of Sirius XM Canada's net income and income from the conversion of certain debentures into shares of Sirius XM Canada, partially offset by the amortization expense related to our equity method intangible assets. The interest and investment income for 2013 was primarily due to the inclusion of our share of Sirius XM Canada's net income, partially offset by the amortization expense related to our equity method intangible assets.

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

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, the loss on change in value of derivatives was $34,485 and $20,393, respectively. The loss resulted from a change in the market value of our common stock to be purchased under the share repurchase agreement with Liberty Media.  On April 25, 2014, we completed the final purchase installment under this share repurchase agreement and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share.

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

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, income tax expense was $337,545 and $259,877, respectively. Our annual effective tax rate for the year ended December 31, 2014 was 41%. The primary driver for the increase over the statutory rate is related to the $34,485 loss on the change in fair value of the derivative related to the share repurchase agreement with Liberty Media.

•
2013 vs. 2012: For the year ended December 31, 2013, income tax expense was $259,877 compared to an income tax benefit of $2,998,234 for 2012. Our annual effective tax rate for the year ending December 31, 2013 was 41%. The primary driver for the increase over the statutory rate is a result of $9,545 of non-deductible expenses, primarily related to the loss on change in value of derivatives. For the year ended December 31, 2012, we released $3,195,651 of valuation allowance due to the cumulative positive evidence that it is more likely than not that our deferred tax assets will be realized.

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

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. In addition, these Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies. Please refer to the glossary (pages 38 through 44) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure. The following table contains our key operating metrics based on our adjusted results of operations for the years ended December 31, 2014, 2013 and 2012. Subscribers to our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics:

	Unaudited
	For the Years Ended December 31,
(in thousands, except for subscriber, per subscriber and per installation amounts)	2014	2013	2012
Self-pay subscribers	22,522,638	21,081,817	19,570,274
Paid promotional subscribers	4,788,449	4,477,493	4,330,062
Ending subscribers	27,311,087	25,559,310	23,900,336
Self-pay subscribers	1,440,821	1,511,543	1,661,532
Paid promotional subscribers	310,956	147,431	345,980
Net additions	1,751,777	1,658,974	2,007,512
Daily weighted average number of subscribers	26,283,785	24,886,300	22,794,170
Average self-pay monthly churn	1.9%	1.8%	1.9%
New vehicle consumer conversion rate	41%	44%	45%

ARPU (1)	$12.38	$12.23	$12.00
SAC, per installation (1)	$34	$43	$47
Customer service and billing expenses, per average subscriber (1)	$1.07	$1.06	$1.07
Free cash flow (1)	$1,155,776	$927,496	$709,446
Adjusted EBITDA (1)	$1,467,775	$1,166,140	$920,343
(1) See pages 38 through 44 for glossary and a reconciliation to the most directly comparable GAAP measure.

Subscribers. At December 31, 2014, we had 27,311,087 subscribers, an increase of 1,751,777 subscribers, or 7%, from the 25,559,310 subscribers as of December 31, 2013.

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, net additions were 1,751,777 and 1,658,974, respectively, an increase of 6%, or 92,803. An increase in paid promotional subscribers in 2014 compared to 2013 was partially offset by a slight decline in self-pay net additions for the same period. The increase in paid promotional net additions was due to a growth in sales by automakers offering paid trial subscriptions. Self-pay net additions declined slightly in 2014 compared to 2013 as record new and used car conversions were offset by an increase in churn associated with our larger subscriber base.  The increase in churn was primarily attributed to an increase in existing self-pay subscribers migrating to unpaid trials.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, net additions were 1,658,974 and 2,007,512, respectively, a decrease of 17%, or 348,538. Self-pay net additions declined in 2013 compared to 2012 primarily due to higher vehicle turnover rates. Paid promotional net additions declined, in part, as a result of a change from a paid trial to an unpaid trial in the fourth quarter of 2013 pursuant to an agreement with an OEM, resulting in a substantial volume of paid promotional trial deactivations without the corresponding paid trial starts in the same period.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 38 through 44 for more details.)

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, our average self-pay monthly churn rate was 1.9% and 1.8%, respectively. The increase was due to increased vehicle related churn associated with existing self-pay subscribers migrating to unpaid trials, offset by improvements in voluntary churn.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, our average self-pay monthly churn rate was 1.8% and 1.9%, respectively. The decrease was due to a higher mix of existing subscribers migrating to paid trials in new vehicles which are not included in average self-pay churn.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 38 through 44 for more details).

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, the new vehicle consumer conversion rate was 41% and 44%, respectively. The decrease in the new vehicle consumer conversion rate was primarily due to an increased penetration rate and lower conversion of first-time satellite enabled car buyers and lessees.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, the new vehicle consumer conversion rate was 44% and 45%, respectively. The decrease in the new vehicle consumer conversion rate was primarily due to the mix of sales by OEMs.

ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services business), net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 38 through 44 for more details.)

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, ARPU was $12.38 and $12.23, respectively. The increase was driven primarily by the contribution of the U.S. Music Royalty Fee, and the impact of the increase in certain of our subscription rates beginning in January 2014. The positive result was partially offset by growth in subscription discounts and limited channel line-up plans offered through our customer acquisition and retention programs, lifetime subscription plans that have reached full revenue recognition and changes in contracts with an automaker and a rental car company.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, ARPU was $12.23 and $12.00, respectively. The increase was driven primarily by the contribution of the U.S. Music Royalty Fee, the impact of the increase in certain of our subscription rates beginning in January 2012, and an increase in subscriptions to premium services, partially offset by subscription discounts offered through customer acquisition and retention programs, and lifetime subscription plans that have reached full revenue recognition.

SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, excluding purchase price accounting adjustments, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 38 through 44 for more details.)

•	2014 vs. 2013: For the years ended December 31, 2014 and 2013, SAC, per installation, was $34 and $43, respectively. The decrease was primarily due to improvements in contractual OEM rates.

•	2013 vs. 2012: For the years ended December 31, 2013 and 2012, SAC, per installation, was $43 and $47, respectively. The decrease was primarily due to lower subsidies per vehicle.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 38 through 44 for more details.)

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, customer service and billing expenses, per average subscriber, were $1.07 and $1.06, respectively. The increase was primarily driven by increased bad debt expense.

•
2013 vs. 2012: For the years ended December 31, 2013 and 2012, customer service and billing expenses, per average subscriber, were $1.06 and $1.07, respectively. The decrease was primarily driven by higher subscriber growth compared to spend for agent staffing and training.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, and restricted and other investment activity. (For a reconciliation to GAAP see the accompanying glossary on pages 38 through 44 for more details.)

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, free cash flow was $1,155,776 and $927,496, respectively, an increase of $228,280. The increase was primarily driven by higher net cash provided by operating activities from improved performance, collections from subscribers and distributors, the absence of satellite construction related payments and dividends received from Sirius XM Canada, partially offset by payments related to improvements to our terrestrial repeater network.

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

Adjusted EBITDA. EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax (expense) benefit and depreciation and amortization. Adjusted EBITDA excludes the impact of other income and expense, losses on extinguishment of debt, loss on change in value of derivatives as well as certain other non-cash charges, such as certain purchase price accounting adjustments and share-based payment expense. (For a reconciliation to GAAP see the accompanying glossary on pages 38 through 44 for more details.)

•
2014 vs. 2013: For the years ended December 31, 2014 and 2013, adjusted EBITDA was $1,467,775 and $1,166,140, respectively, an increase of 26%, or $301,635. The increase was due to growth in adjusted revenues primarily as a result of the increase in our subscriber base and certain of our subscription rates, improved revenue share and OEM subsidy rates per vehicle, and the renewal of certain programming agreements at more cost effective terms; partially offset by higher legal expenses and costs associated with the growth in our revenues and subscriber base.

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

Liquidity and Capital Resources

Cash Flows for the year ended December 31, 2014 compared with the year ended December 31, 2013 and the year ended December 31, 2013 compared with the year ended December 31, 2012.

As of December 31, 2014 and December 31, 2013, we had $147,724 and $134,805, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Years Ended December 31,
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net cash provided by operating activities	$1,253,244	$1,102,832	$806,765	$150,412	$296,067
Net cash used in investing activities	(96,324)	(700,688)	(97,319)	604,364	(603,369)
Net cash used in financing activities	(1,144,001)	(788,284)	(962,491)	(355,717)	174,207
Net increase (decrease) in cash and cash equivalents	12,919	(386,140)	(253,045)	399,059	(133,095)
Cash and cash equivalents at beginning of period	134,805	520,945	773,990	(386,140)	(253,045)
Cash and cash equivalents at end of period	$147,724	$134,805	$520,945	$12,919	$(386,140)

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities increased by $150,412 to $1,253,244 for the year ended December 31, 2014 from $1,102,832 for the year ended December 31, 2013. Cash flows provided by operating activities increased by $296,067 to $1,102,832 for the year ended December 31, 2013 from $806,765 for the year ended December 31, 2012.

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

Cash Flows Used in Investing Activities

Cash flows used in investing activities are primarily due to additional spending to improve our terrestrial repeater network and for capitalized software, partially offset by the special one-time dividend received from Sirius XM Canada of $24,178. We expect to continue to incur significant costs to improve our terrestrial repeater network and broadcast and administrative infrastructure. In 2013, our cash flows used in investing activities included $525,352 related to our acquisition of the connected vehicle business of Agero, Inc. In 2012, our cash flows used in investing activities primarily related to capital expenditures for property and equipment.
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

Cash flows used in financing activities in 2014 were primarily due to the purchase of shares of our common stock under our repurchase program for $2,496,799 and repayments under the Credit Facility. In 2014, we issued $1,500,000 aggregate principal amount of 6.00% Senior Notes due 2024. Cash flows used in financing activities in 2013 were primarily due to the purchase of shares of our common stock under our share repurchase program for $1,762,360, and the extinguishment of $800,000 of our then outstanding 8.75% Senior Notes due 2015 and $700,000 of our then outstanding 7.625% Senior Notes due 2018. In 2013, we issued $650,000 aggregate principal amount of 5.875% Senior Notes due 2020, $600,000 aggregate principal amount of 5.75% Senior Notes due 2021, $500,000 aggregate principal amount of 4.25% Senior Notes due 2020 and $500,000 aggregate principal amount of 4.625% Senior Notes due 2023. Cash flows used in financing activities in 2012 were primarily due to the repayment of the remaining balance of our then outstanding 13% Senior Notes due 2013 and our then outstanding 9.75% Senior Secured Notes due 2015, partially offset by the issuance of our 5.25% Senior Notes due 2022 and the exercise of options.

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

Stock Repurchase Program
Since December 2012, our board of directors has approved for repurchase an aggregate of $6,000,000 of our common stock. Our board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.

As of December 31, 2014, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1,259,274,498 shares for $4,285,192, and $1,714,808 remained available under our stock repurchase program. We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and future borrowings.

Debt Covenants

The indentures governing Sirius XM's senior notes, and the agreement governing Sirius XM's Credit Facility include restrictive covenants. As of December 31, 2014, we were in compliance with such covenants. For a discussion of our “Debt Covenants,” refer to Note 14 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements other than those disclosed in Note 17 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments,” refer to Note 17 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Related Party Transactions

For a discussion of “Related Party Transactions,” refer to Note 12 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Accounting estimates require the use of significant management assumptions and judgments as to future events, and the effect of those events cannot be predicted with certainty. The accounting estimates will change as new events occur, more experience is acquired and more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and use outside experts to assist in that evaluation when we deem necessary. We have identified all significant accounting policies in Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Goodwill.   Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year. Assessments are performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. Step one of the impairment assessment compares the fair value of the entity to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill; an impairment loss will be recorded for the amount the carrying value exceeds the implied fair value. Our quantitative assessment is based on our enterprise fair value. At the date of our annual assessment for 2014, the fair value of our single reporting unit substantially exceeded its carrying value and therefore was not at risk of failing step one of ASC 350-20, Goodwill. Subsequent to our annual evaluation of the carrying value of goodwill, there were no events or circumstances that triggered the need for an interim evaluation for impairment. As a result, there were no impairment charges to our goodwill during the years ended December 31, 2014 or 2013.

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

Our annual impairment assessment of indefinite-lived assets, our FCC licenses and XM trademark, is performed as of the fourth quarter of each year and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, establishes an option to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a company is not required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. During the fourth quarter of 2014, a qualitative impairment analysis was performed and we determined that the fair value of our FCC licenses and trademark substantially exceeded the carrying value and therefore was not at risk of impairment. Our qualitative assessment includes the consideration of our long-term financial projections, current and historical weighted average cost of capital and liquidity factors, legal and regulatory issues and industry and market pressures. Subsequent to our annual evaluation of the carrying value of our long-lived assets, there were no events or circumstances that triggered the need for an impairment evaluation.

There were no changes in the carrying value of our indefinite life intangible assets during the years ended December 31, 2014 or 2013.

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

We operate five in-orbit Sirius satellites, FM-1, FM-2, FM-3, FM-5 and FM-6. Our FM-1 and FM-2 satellites were launched in 2000 and reached the end of their depreciable lives in 2013, but are still in operation. We estimate that our FM-3 and FM-5 satellites launched in 2000 and 2009, respectively, will operate effectively through the end of their depreciable lives in 2015 and 2024, respectively. Our FM-6 satellite that was launched in 2013 is currently used as an in-orbit spare that is planned to start full-time operation in 2015 and is expected to operate effectively through the end of its depreciable life in 2028.

We operate four in-orbit XM satellites, XM-1, XM-3, XM-4 and XM-5. Our XM-1 satellite reached the end of its depreciable life in 2013 and will be de-orbited in 2015. We estimate that our XM-3 and XM-4 satellites launched in 2005 and 2006, respectively, will reach the end of their depreciable lives in 2020 and 2021, respectively. Our XM-5 satellite was launched in 2010, is used as an in-orbit spare and is expected to reach the end of its depreciable life in 2025.

Our satellites have been designed to last fifteen-years, which is consistent with our satellite performance incentives. Our in-orbit satellites may experience component failures which could adversely affect their useful life. We monitor the operating condition of our in-orbit satellites and if events or circumstances indicate that the depreciable lives of our in-orbit satellites have changed, we will modify the depreciable life accordingly. If we were to revise our estimates, our depreciation expense would change.

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

We assess the recoverability of deferred tax assets at each reporting date and where applicable a valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted income from operations. The underlying assumptions we use in forecasting future taxable income require significant judgment. In the event that actual income from operations differs from forecasted amounts, or if we change our estimates of forecasted income from operations, we could record additional charges or reduce allowances in order to adjust the carrying value of deferred tax assets to their realizable amount. Such adjustments could be material to our consolidated financial statements.

As of December 31, 2014, we had a valuation allowance of $4,995 relating to deferred tax assets that are not likely to be realized due to certain state net operating loss limitations.

Glossary

Adjusted EBITDA - EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other income and expense, loss on extinguishment of debt, loss on change in value of derivatives as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) depreciation and amortization and (iii) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We also believe the exclusion of share-based payment expense is useful given share-based payment expense is not directly related to the operational conditions of our business.

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

	Unaudited
	For the Years Ended December 31,
	2014	2013	2012
Net income (GAAP):	$493,241	$377,215	$3,472,702
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 40-42)	7,251	7,251	7,479
Operating expenses (see pages 40-42)	(3,781)	(207,854)	(289,278)
Share-based payment expense (GAAP)	78,212	68,876	63,822
Depreciation and amortization (GAAP)	266,423	253,314	266,295
Interest expense, net of amounts capitalized (GAAP)	269,010	204,671	265,321
Loss on extinguishment of debt and credit facilities, net (GAAP)	—	190,577	132,726
Interest and investment income (GAAP)	(15,498)	(6,976)	(716)
Loss on change in value of derivatives (GAAP)	34,485	20,393	—
Other loss (income) (GAAP)	887	(1,204)	226
Income tax expense (benefit) (GAAP)	337,545	259,877	(2,998,234)
Adjusted EBITDA	$1,467,775	$1,166,140	$920,343

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments from the Merger and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the years ended December 31, 2014, 2013 and 2012:

	Unaudited For the Year Ended December 31, 2014
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$3,554,302	$—	$—	$3,554,302
Advertising revenue	100,982	—	—	100,982
Equipment revenue	104,661	—	—	104,661
Other revenue	421,150	7,251	—	428,401
Total revenue	$4,181,095	$7,251	$—	$4,188,346
Operating expenses
Cost of services:
Revenue share and royalties	$810,028	$—	$—	$810,028
Programming and content	297,313	3,781	(9,180)	291,914
Customer service and billing	370,585	—	(2,780)	367,805
Satellite and transmission	86,013	—	(4,091)	81,922
Cost of equipment	44,397	—	—	44,397
Subscriber acquisition costs	493,464	—	—	493,464
Sales and marketing	336,480	—	(15,454)	321,026
Engineering, design and development	62,784	—	(8,675)	54,109
General and administrative	293,938	—	(38,032)	255,906
Depreciation and amortization (a)	266,423	—	—	266,423
Share-based payment expense	—	—	78,212	78,212
Total operating expenses	$3,061,425	$3,781	$—	$3,065,206

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the year ended December 31, 2014 was $39,000.

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

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the year ended December 31, 2013 was $47,000.

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

	Unaudited
	For the Years Ended December 31,
	2014	2013	2012
Subscriber revenue, excluding connected vehicle (GAAP)	$3,466,050	$3,272,718	$2,962,665
Add: advertising revenue (GAAP)	100,982	89,288	82,320
Add: other subscription-related revenue (GAAP)	336,408	290,895	237,868
Add: purchase price accounting adjustments	—	—	228
	$3,903,440	$3,652,901	$3,283,081
Daily weighted average number of subscribers	26,283,785	24,886,300	22,794,170
ARPU	$12.38	$12.23	$12.00

Average self-pay monthly churn - is defined as the monthly average of self-pay deactivations for the period divided by the average number of self-pay subscribers for the period.

Customer service and billing expenses, per average subscriber - is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. We believe the exclusion of share-based payment expense in our calculation of customer service and billing expenses, per average subscriber, is useful as share-based payment expense is not directly related to the operational conditions that give rise to variations in the components of our customer service and billing expenses. Customer service and billing expenses, per average subscriber, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Years Ended December 31,
	2014	2013	2012
Customer service and billing expenses, excluding connected vehicle (GAAP)	$340,094	$317,832	$294,980
Less: share-based payment expense (GAAP)	(2,780)	(2,219)	(1,847)
	$337,314	$315,613	$293,133
Daily weighted average number of subscribers	26,283,785	24,886,300	22,794,170
Customer service and billing expenses, per average subscriber	$1.07	$1.06	$1.07

Free cash flow - is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Years Ended December 31,
	2014	2013	2012
Cash Flow information
Net cash provided by operating activities	$1,253,244	$1,102,832	$806,765
Net cash used in investing activities	$(96,324)	$(700,688)	$(97,319)
Net cash used in financing activities	$(1,144,001)	$(788,284)	$(962,491)
Free Cash Flow
Net cash provided by operating activities	$1,253,244	$1,102,832	$806,765
Additions to property and equipment	(121,646)	(173,617)	(97,293)
Purchases of restricted and other investments	—	(1,719)	(26)
Return of capital from investment in unconsolidated entity	24,178	—	—
Free cash flow	$1,155,776	$927,496	$709,446

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

	Unaudited
	For the Years Ended December 31,
	2014	2013	2012
Subscriber acquisition costs (GAAP)	$493,464	$495,610	$474,697
Less: margin from direct sales of radios and accessories (GAAP)	(60,264)	(54,095)	(41,690)
Add: purchase price accounting adjustments	—	64,365	90,503
	$433,200	$505,880	$523,510
Installations	12,787,537	11,765,078	11,061,304
SAC, per installation	$34	$43	$47

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As of December 31, 2014, we did not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Sirius XM's borrowings under the Credit Facility carry a variable interest rate based on LIBOR plus an applicable rate based on its debt to operating cash flow ratio. Currently, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements contained in Item 15 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2014.
KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting which follows this report.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-2 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The additional information required by this Item 10 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2015 annual meeting of stockholders set forth under the captions Stock Ownership, Governance of the Company, Item 1. Election of Directors and Item 3. Ratification of Independent Registered Public Accountants, which we expect to file with the Securities and Exchange Commission prior to April 30, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2015 annual meeting of stockholders set forth under the captions Item 1. Election of Directors and, Executive Compensation, which we expect to file with the Securities and Exchange Commission prior to April 30, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this item is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5, of this report.

The additional information required by this Item 12 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2015 annual meeting of stockholders set forth under the caption Stock Ownership, which we expect to file with the Securities and Exchange Commission prior to April 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2015 annual meeting of stockholders set forth under the captions Governance of the Company and Item 1. Election of Directors, which we expect to file with the Securities and Exchange Commission prior to April 30, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2015 annual meeting of stockholders set forth under the caption Item 2. Ratification of Independent Registered Public Accountants - Principal Accountant Fees and Services, which we expect to file with the Securities and Exchange Commission prior to April 30, 2015.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of February 2015.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY B. MAFFEI	Chairman of the Board of Directors and Director	February 5, 2015
(Gregory B. Maffei)
/s/ JAMES E. MEYER	Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2015
(James E. Meyer)
/s/ DAVID J. FREAR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 5, 2015
(David J. Frear)
/s/ THOMAS D. BARRY	Senior Vice President and Controller (Principal Accounting Officer)	February 5, 2015
(Thomas D. Barry)
/s/ JOAN L. AMBLE	Director	February 5, 2015
(Joan L. Amble)
/s/ ANTHONY J. BATES	Director	February 5, 2015
(Anthony J. Bates)
/s/ GEORGE W. BODENHEIMER	Director	February 5, 2015
(George W. Bodenheimer)
/s/ MARK D. CARLETON	Director	February 5, 2015
(Mark D. Carleton)
/s/ EDDY W. HARTENSTEIN	Director	February 5, 2015
(Eddy W. Hartenstein)
/s/ JAMES P. HOLDEN	Director	February 5, 2015
(James P. Holden)
/s/ EVAN D. MALONE	Director	February 5, 2015
(Evan D. Malone)
/s/ JAMES F. MOONEY	Director	February 5, 2015
(James F. Mooney)
/s/ CARL E. VOGEL	Director	February 5, 2015
(Carl E. Vogel)
/s/ VANESSA A. WITTMAN	Director	February 5, 2015
(Vanessa A. Wittman)
/s/ DAVID M. ZASLAV	Director	February 5, 2015
(David M. Zaslav)

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sirius XM Holdings Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Sirius XM Holdings Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirius XM Holdings Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirius XM Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 5, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 5, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sirius XM Holdings Inc. and subsidiaries:

We have audited Sirius XM Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirius XM Holdings Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Sirius XM Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirius XM Holdings Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 5, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 5, 2015

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Revenue:
Subscriber revenue	$3,554,302	$3,284,660	$2,962,665
Advertising revenue	100,982	89,288	82,320
Equipment revenue	104,661	80,573	73,456
Other revenue	421,150	344,574	283,599
Total revenue	4,181,095	3,799,095	3,402,040
Operating expenses:
Cost of services:
Revenue share and royalties	810,028	677,642	551,012
Programming and content	297,313	290,323	278,997
Customer service and billing	370,585	320,755	294,980
Satellite and transmission	86,013	79,292	72,615
Cost of equipment	44,397	26,478	31,766
Subscriber acquisition costs	493,464	495,610	474,697
Sales and marketing	336,480	291,024	248,905
Engineering, design and development	62,784	57,969	48,843
General and administrative	293,938	262,135	261,905
Depreciation and amortization	266,423	253,314	266,295
Total operating expenses	3,061,425	2,754,542	2,530,015
Income from operations	1,119,670	1,044,553	872,025
Other income (expense):
Interest expense, net of amounts capitalized	(269,010)	(204,671)	(265,321)
Loss on extinguishment of debt and credit facilities, net	—	(190,577)	(132,726)
Interest and investment income	15,498	6,976	716
Loss on change in value of derivatives	(34,485)	(20,393)	—
Other (loss) income	(887)	1,204	(226)
Total other expense	(288,884)	(407,461)	(397,557)
Income before income taxes	830,786	637,092	474,468
Income tax (expense) benefit	(337,545)	(259,877)	2,998,234
Net income	$493,241	$377,215	$3,472,702
Foreign currency translation adjustment, net of tax	(94)	(428)	49
Total comprehensive income	$493,147	$376,787	$3,472,751
Net income per common share:
Basic	$0.09	$0.06	$0.55
Diluted	$0.08	$0.06	$0.51
Weighted average common shares outstanding:
Basic	5,788,944	6,227,646	4,209,073
Diluted	5,862,020	6,384,791	6,873,786

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except share and per share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$147,724	$134,805
Receivables, net	220,579	192,912
Inventory, net	19,397	13,863
Prepaid expenses	116,336	110,530
Related party current assets	4,344	9,145
Deferred tax asset	1,038,603	937,598
Other current assets	2,763	20,160
Total current assets	1,549,746	1,419,013
Property and equipment, net	1,510,112	1,594,574
Long-term restricted investments	5,922	5,718
Deferred financing fees, net	12,021	12,604
Intangible assets, net	2,645,046	2,700,062
Goodwill	2,205,107	2,204,553
Related party long-term assets	3,000	30,164
Long-term deferred tax asset	437,736	868,057
Other long-term assets	6,819	10,035
Total assets	$8,375,509	$8,844,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$587,755	$578,333
Accrued interest	80,440	42,085
Current portion of deferred revenue	1,632,381	1,586,611
Current portion of deferred credit on executory contracts	1,394	3,781
Current maturities of long-term debt	7,482	496,815
Current maturities of long-term related party debt	—	10,959
Related party current liabilities	4,340	20,320
Total current liabilities	2,313,792	2,738,904
Deferred revenue	151,901	149,026
Deferred credit on executory contracts	—	1,394
Long-term debt	4,493,863	3,093,821
Related party long-term liabilities	13,635	16,337
Other long-term liabilities	92,481	99,556
Total liabilities	7,065,672	6,099,038
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, undesignated, par value $0.001 (liquidation preference of $0.001 per share); 50,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.001; 9,000,000,000 shares authorized; 5,653,529,403 and 6,096,220,526 shares issued; 5,646,119,122 and 6,096,220,526 outstanding at December 31, 2014 and December 31, 2013, respectively	5,653	6,096
Accumulated other comprehensive loss, net of tax	(402)	(308)
Additional paid-in capital	6,771,554	8,674,129
Treasury stock, at cost; 7,410,281 and 0 shares of common stock at December 31, 2014 and December 31, 2013, respectively	(26,034)	—
Accumulated deficit	(5,440,934)	(5,934,175)
Total stockholders’ equity	1,309,837	2,745,742
Total liabilities and stockholders’ equity	$8,375,509	$8,844,780

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Convertible Perpetual Preferred Stock, Series B-1		Common Stock					Treasury Stock
(in thousands, except share data)	Shares	Amount	Shares		Amount	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2012	12,500,000	$13	3,753,201,929		$3,753	$71	$10,484,400	—	$—	$(9,784,092)	$704,145
Comprehensive income, net of tax	—	—	—		—	49	—	—	—	3,472,702	3,472,751
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	1,571,175	—	2	—	3,521	—	—	—	3,523
Share-based payment expense	—	—	—		—	—	60,299	—	—	—	60,299
Exercise of options	—	—	214,199,297		214	—	125,695	—	—	—	125,909
Cash dividends paid on common shares ($0.05)	—	—	—		—	—	(262,387)	—	—	—	(262,387)
Cash dividends paid on preferred shares on as-converted basis	—	—	—		—	—	(64,675)	—	—	—	(64,675)
Conversion of preferred stock to common stock	(6,249,900)	(7)	1,293,467,684		1,294	—	(1,287)	—	—	—	—
Balance at December 31, 2012	6,250,100	$6	5,262,440,085		$5,263	$120	$10,345,566	—	$—	$(6,311,390)	$4,039,565
Comprehensive income, net of tax	—	—	—		—	(428)	—	—	—	377,215	376,787
Share-based payment expense	—	—	—		—	—	68,876	—	—	—	68,876
Exercise of options and vesting of restricted stock units	—	—	32,841,381		32	—	19,396	—	—	—	19,428
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—		—	—	(46,342)	—	—	—	(46,342)
Conversion of preferred stock to common stock	(6,250,100)	(6)	1,293,509,076		1,293	—	(1,287)	—	—	—	—
Conversion of Exchangeable Notes to common stock	—	—	27,687,850		28	—	45,069	—	—	—	45,097
Common stock repurchased	—	—	—		—	—	—	520,257,866	(1,764,969)	—	(1,764,969)
Common stock retired	—	—	(520,257,866)		(520)	—	(1,764,449)	(520,257,866)	1,764,969	—	—
Initial fair value of forward contract	—	—	—		—	—	7,300	—	—	—	7,300
Balance at December 31, 2013	—	$—	6,096,220,526		$6,096	$(308)	$8,674,129	—	$—	$(5,934,175)	$2,745,742
Comprehensive income, net of tax	—	—	—		—	(94)	—	—	—	493,241	493,147
Share-based payment expense	—	—	—		—	—	78,212	—	—	—	78,212
Exercise of options and vesting of restricted stock units	—	—	15,960,020		16	—	315	—	—	—	331
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—		—	—	(37,320)	—	—	—	(37,320)
Conversion of Exchangeable Notes to common stock	—	—	272,855,859		273	—	502,097	—	—	—	502,370
Issuance of common stock upon exercise of warrants	—	—	99,349		—	—	—	—	—	—	—
Common stock repurchased	—	—	—		—	—	—	739,016,632	(2,472,645)	—	(2,472,645)
Common stock retired	—	—	(731,606,351)		(732)	—	(2,445,879)	(731,606,351)	2,446,611	—	—
Balance at December 31, 2014	—	$—	5,653,529,403		$5,653	$(402)	$6,771,554	7,410,281	$(26,034)	$(5,440,934)	$1,309,837
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$493,241	$377,215	$3,472,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,423	253,314	266,295
Non-cash interest expense, net of amortization of premium	21,039	21,698	35,924
Provision for doubtful accounts	44,961	39,016	34,548
Amortization of deferred income related to equity method investment	(2,776)	(2,776)	(2,776)
Loss on extinguishment of debt and credit facilities, net	—	190,577	132,726
(Gain) loss on unconsolidated entity investments, net	(5,547)	(5,865)	420
Dividend received from unconsolidated entity investment	17,019	22,065	1,185
Loss on disposal of assets	220	351	657
Loss on change in value of derivatives	34,485	20,393	—
Share-based payment expense	78,212	68,876	63,822
Deferred income taxes	327,461	259,787	(3,001,818)
Other non-cash purchase price adjustments	(3,781)	(207,854)	(289,050)
Changes in operating assets and liabilities:
Receivables	(72,628)	(15,245)	(58,593)
Inventory	(5,534)	11,474	11,374
Related party assets	(4,097)	2,031	9,523
Prepaid expenses and other current assets	(1,195)	16,788	647
Other long-term assets	3,173	2,973	22,779
Accounts payable and accrued expenses	(17,191)	(44,009)	46,043
Accrued interest	38,355	8,131	(36,451)
Deferred revenue	48,645	73,593	101,311
Related party liabilities	(206)	(1,991)	(7,545)
Other long-term liabilities	(7,035)	12,290	3,042
Net cash provided by operating activities	1,253,244	1,102,832	806,765
Cash flows from investing activities:
Additions to property and equipment	(121,646)	(173,617)	(97,293)
Purchases of restricted and other investments	—	(1,719)	(26)
Acquisition of business, net of cash acquired	1,144	(525,352)	—
Return of capital from investment in unconsolidated entity	24,178	—	—
Net cash used in investing activities	(96,324)	(700,688)	(97,319)
Cash flows from financing activities:
Proceeds from exercise of stock options	331	21,968	123,369
Taxes paid in lieu of shares issued for stock-based compensation	(37,318)	(46,342)	—
Proceeds from long-term borrowings and revolving credit facility, net of costs	2,406,205	3,156,063	383,641
Payment of premiums on redemption of debt	—	(175,453)	(100,615)
Repayment of long-term borrowings and revolving credit facility	(1,016,420)	(1,782,160)	(915,824)
Repayment of related party long-term borrowings	—	(200,000)	(126,000)
Common stock repurchased and retired	(2,496,799)	(1,762,360)	—
Dividends paid	—	—	(327,062)
Net cash used in financing activities	(1,144,001)	(788,284)	(962,491)
Net increase (decrease) in cash and cash equivalents	12,919	(386,140)	(253,045)
Cash and cash equivalents at beginning of period	134,805	520,945	773,990
Cash and cash equivalents at end of period	$147,724	$134,805	$520,945
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$199,424	$169,781	$262,039
Income taxes paid	$8,713	$2,783	$4,935
Acquisition related costs	$—	$2,902	$—
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$719	$11,966	$12,781
Conversion of Series B preferred stock to common stock	$—	$1,293	$1,294
Treasury stock not yet settled	$26,034	$—	$—
Conversion of 7% Exchangeable Notes to common stock, net of debt issuance and deferred financing costs	$502,097	$45,097	$—
Performance incentive payments	$—	$16,900	$—
Goodwill reduced for the exercise and vesting of certain stock awards	$—	$274	$19,491
Purchase price accounting adjustments to goodwill	$1,698	$—	$—
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)

(1)	Business & Basis of Presentation

Business
We broadcast music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over our Internet radio service, including through applications for mobile devices. We are also a leader in providing connected vehicle services. Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers. Subscribers to our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.

We have agreements with every major automaker (“OEMs”) to offer satellite radios in their vehicles from which we acquire a majority of our subscribers. We also acquire subscribers through marketing to owners and lessees of vehicles that include factory-installed satellite radios that are not currently subscribing to our services. Additionally, we distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.

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

Liberty Media Corporation ("Liberty Media") beneficially owns, directly and indirectly, over 50% of the outstanding shares of our common stock. As a result, we are a "controlled company" for the purposes of the NASDAQ corporate governance requirements. Liberty Media owns interests in a range of media, communications and entertainment businesses.

Basis of Presentation
This Annual Report on Form 10-K presents information for Sirius XM Holdings Inc. (“Holdings”). Holdings has no operations independent of its wholly-owned subsidiary Sirius XM Radio Inc. ("Sirius XM").

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. Certain numbers in our prior period consolidated financial statements have been reclassified or consolidated to conform to our current period presentation.

Public companies are required to disclose certain information about their reportable operating segments. Operating segments are defined as significant components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual segment and in assessing performance of the segment. We have determined that we have one reportable segment as our chief operating decision maker, the Chief Executive Officer, assesses performance and allocates resources based on the consolidated results of operations of our business.

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2014 and have determined that no events have occurred that would require adjustment to our consolidated financial statements. For a discussion of subsequent events that do not require adjustment to our consolidated financial statements refer to Note 19.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the amounts reported in the financial statements and footnotes. Estimates, by their nature, are based on judgments and available information. Actual results could differ materially from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include asset impairment, depreciable lives of our satellites, share-based payment expense, and income taxes.

(2)	Acquisitions

On November 4, 2013, we purchased all of the outstanding shares of the capital stock of the connected vehicle business of Agero, Inc. ("Agero"). The transaction was accounted for using the acquisition method of accounting. During the year ended December 31, 2014, the purchase price allocation associated with the connected vehicle business of Agero was finalized resulting in a net increase to Goodwill of $554, of which $1,144 related to the finalization of the working capital calculation.

As of December 31, 2014, our Goodwill balance associated with this acquisition was $390,016. No other assets or liabilities have been adjusted as a result of the final working capital calculation and adjusted purchase price allocation.

(3)	Summary of Significant Accounting Policies
In addition to the significant accounting policies discussed in this Note 3, the following table includes our significant accounting policies that are described in other notes to our consolidated financial statements, including the number and page of the note:
Cash and Cash Equivalents
Our cash and cash equivalents consist of cash on hand, money market funds, certificates of deposit, in-transit credit card receipts and highly liquid investments purchased with an original maturity of three months or less.
Revenue Recognition
We derive revenue primarily from subscribers, advertising and direct sales of merchandise.
Revenue from subscribers consists primarily of subscription fees, and to a lesser extent, daily rental fleet revenue and non-refundable activation and other fees. Revenue is recognized as it is realized or realizable and earned. We recognize subscription fees as our services are provided. At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a three and twelve month prepaid subscription. Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon retail sale and activation.
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
Other revenue primarily includes U.S. Music Royalty Fees which are recorded as revenue and as a component of Revenue share and royalties expense. Fees received from subscribers for the U.S. Music Royalty Fee are recorded as deferred revenue and amortized to revenue ratably over the service period which coincides with the recognition of the subscriber's subscription revenue.

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
Advertising Costs
Media is expensed when aired and advertising production costs are expensed as incurred.  Advertising production costs include expenses related to marketing and retention activities, including expenses related to direct mail, outbound telemarketing and email communications.  We also incur advertising production costs related to cooperative marketing and promotional events and sponsorships.  During the years ended December 31, 2014, 2013 and 2012, we recorded advertising costs of $222,962, $178,364 and $139,830, respectively. These costs are reflected in Sales and marketing expense in our consolidated statements of comprehensive income.
Subscriber Acquisition Costs
Subscriber acquisition costs consist of costs incurred to acquire new subscribers which include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; commissions paid to retailers and automakers as incentives to purchase, install and activate radios; product warranty obligations; freight; and provisions for inventory allowance attributable to inventory consumed in our OEM and retail distribution channels. Subscriber acquisition costs do not include advertising costs, loyalty payments to distributors and dealers of radios and revenue share payments to automakers and retailers of radios.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Subsidies paid to radio manufacturers and automakers are expensed upon installation, shipment, receipt of product or activation and are included in Subscriber acquisition costs because we are responsible for providing the service to the customers. Commissions paid to retailers and automakers are expensed upon either the sale or activation of radios. Chipsets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as Subscriber acquisition costs when placed into production by radio manufacturers. Costs for chipsets not held on consignment are expensed as Subscriber acquisition costs when the automaker confirms receipt.
Research & Development Costs
Research and development costs are expensed as incurred and primarily include the cost of new product development, chipset design, software development and engineering. During the years ended December 31, 2014, 2013 and 2012, we recorded research and development costs of $54,109, $50,564 and $42,605, respectively. These costs are reported as a component of Engineering, design and development expense in our consolidated statements of comprehensive income.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss of $402 at December 31, 2014 was primarily comprised of the cumulative foreign currency translation adjustments related to our interest in Sirius XM Canada. During the years ended December 31, 2014, 2013 and 2012, we recorded other comprehensive (loss) income related to foreign currency translation adjustments, of $(94), $(428) and $49, respectively. In addition, during the year ended December 31, 2014, upon the redemption and conversion of the 8% convertible unsecured subordinated debentures issued by Sirius XM Canada, we reclassified $223, net of tax, of previously recognized foreign currency translation losses out of Accumulated other comprehensive loss and into Interest and investment income.
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

(4)	Fair Value Measurements

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2014 and 2013, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

i.	Level 1 input: unadjusted quoted prices in active markets for identical instrument;

ii.
Level 2 input: observable market data for the same or similar instrument but not Level 1, including quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

iii.	Level 3 input: unobservable inputs developed using management's assumptions about the inputs used for pricing the asset or liability.

Investments are periodically reviewed for impairment and an impairment is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, we consider, among other factors, the severity and duration of the decline as well as the likelihood of a recovery within a reasonable timeframe.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Our assets and liabilities measured at fair value were as follows:

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Sirius XM Canada Holdings Inc. ("Sirius XM Canada") - investment (a)	$246,500	—	—	$246,500	$432,200	—	—	$432,200
Sirius XM Canada - fair value of host contract of debenture (b)	$—	—	—	$—	$—	—	3,641	$3,641
Sirius XM Canada - fair value of embedded derivative of debenture (b)	$—	—	—	$—	$—	—	57	$57
Liabilities:
Debt (c)	$—	4,613,044	—	$4,613,044	$—	4,066,755	—	$4,066,755
Share Repurchase Agreement (d)	$—	—	—	$—	$—	15,702	—	$15,702

(a)	This amount approximates fair value. The carrying value of our investment in Sirius XM Canada was $2,654 and $26,972 as of December 31, 2014 and 2013, respectively.

(b)
As of December 31, 2013, we held an investment in CAD $4,000 face value of 8% convertible unsecured subordinated debentures issued by Sirius XM Canada for which the embedded conversion feature was bifurcated from the host contract. Sirius XM Canada redeemed and converted the debentures during the year ended December 31, 2014.

(c)
The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. Refer to Note 14 for information related to the carrying value of our debt as of December 31, 2014 and December 31, 2013.

(d)
The final installment under the share repurchase agreement with Liberty Media was settled on April 25, 2014. The fair value of the derivative associated with the share repurchase agreement was determined using observable inputs, including the U.S. spot LIBOR curve and other available market data and was recorded in our consolidated balance sheets in Related party current liabilities, with changes in fair value recorded to our statements of comprehensive income.

(5)	Earnings per Share

Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, preferred stock, warrants, stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. In 2013 and 2012, we utilized the two-class method in calculating basic net income per common share, as our Series B Preferred Stock was considered to be participating securities through January 18, 2013. On January 18, 2013, Liberty Media converted its remaining 6,250,100 outstanding shares of our Series B Preferred Stock into 1,293,509,076 shares of common stock. We had no participating securities during the year ended December 31, 2014.

Common stock equivalents of approximately 132,162,000, 365,177,000 and 147,125,000 for the years ended December 31, 2014, 2013 and 2012, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

	For the Years Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Numerator:
Net income	$493,241	$377,215	$3,472,702
Less:
Allocation of undistributed income to Series B Preferred Stock	—	(3,825)	(1,084,895)
Dividends paid to preferred stockholders	—	—	(64,675)
Net income available to common stockholders for basic net income per common share	$493,241	$373,390	$2,323,132
Add back:
Allocation of undistributed income to Series B Preferred Stock	—	3,825	1,084,895
Dividends paid to preferred stockholders	—	—	64,675
Effect of interest on assumed conversions of convertible debt	—	—	38,500
Net income available to common stockholders for diluted net income per common share	$493,241	$377,215	$3,511,202
Denominator:
Weighted average common shares outstanding for basic net income per common share (a)	5,788,944	6,227,646	4,209,073
Weighted average impact of assumed Series B Preferred Stock conversion	—	63,789	2,215,900
Weighted average impact of assumed convertible debt (b)	—	—	298,725
Weighted average impact of other dilutive equity instruments	73,076	93,356	150,088
Weighted average shares for diluted net income per common share	5,862,020	6,384,791	6,873,786
Net income per common share:
Basic	$0.09	$0.06	$0.55
Diluted	$0.08	$0.06	$0.51

(a)
For the year ended December 31, 2014, the weighted-average common shares outstanding for basic net income per common share includes approximately 31,078,000 shares of the 272,855,859 shares related to the conversion of the 7% Exchangeable Senior Subordinated Notes due 2014, due to the weighted-average in calculating earnings per share.

(b)
During the years ended December 31, 2013 and 2012, the common stock reserved for conversion in connection with the 7% Exchangeable Senior Subordinated Notes due 2014 were considered to be anti-dilutive and dilutive, respectively, in our calculation of diluted net income per share.

(6)	Receivables, net

Receivables, net includes customer accounts receivable, receivables from distributors and other receivables.

Customer accounts receivable, net, includes receivables from our subscribers and advertising customers and is stated at amounts due net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon our assessment of various factors. We consider historical experience, the age of the receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay. Bad debt expense is included in Customer service and billing expense in our consolidated statements of comprehensive income.

Receivables from distributors primarily include billed and unbilled amounts due from OEMs for services included in the sale or lease price of vehicles, as well as billed amounts due from wholesale distributors of our satellite radios. Other receivables primarily include amounts due from manufacturers of our radios, modules and chipsets where we are entitled to a subsidy based on the number of units produced. We have not established an allowance for doubtful accounts for our receivables from distributors or other receivables as we have historically not experienced any significant collection issues with OEMs or other third parties.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Receivables, net consists of the following:

	December 31, 2014	December 31, 2013
Gross customer accounts receivable	$101,634	$95,562
Allowance for doubtful accounts	(7,815)	(9,078)
Customer accounts receivable, net	$93,819	$86,484

Receivables from distributors	105,731	88,975

Other receivables	21,029	17,453

Total Receivables, net	$220,579	$192,912

(7)	Inventory, net

Inventory consists of finished goods, refurbished goods, chipsets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost or market. We record an estimated allowance for inventory that is considered slow moving or obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for resale in our direct to consumer distribution channel and components held for resale by us is reported as a component of Cost of equipment in our consolidated statements of comprehensive income. The provision related to inventory consumed in our OEM and retail distribution channel is reported as a component of Subscriber acquisition costs in our consolidated statements of comprehensive income.

Inventory, net, consists of the following:

	December 31, 2014	December 31, 2013
Raw materials	$12,150	$12,358
Finished goods	17,971	15,723
Allowance for obsolescence	(10,724)	(14,218)
Total inventory, net	$19,397	$13,863

(8)	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Step one of the impairment assessment compares the fair value to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value. At the date of our annual assessment for 2014 and 2013, the fair value of our single reporting unit substantially exceeded its carrying value and therefore was not at risk of failing step one of ASC 350-20, Goodwill.

As of December 31, 2014, there were no indicators of impairment and no impairment loss was recorded for goodwill during the years ended December 31, 2014, 2013 and 2012. During the year ended December 31, 2014, the purchase price allocation and working capital calculation associated with the connected vehicle business we purchased from Agero were adjusted. These adjustments resulted in a net increase to Goodwill of $554. As of December 31, 2014, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the "Merger") between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. ("XM"), was $4,766,190, which was recognized during the year ended December 31, 2008.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

During the years ended December 31, 2014 and 2013, we reduced goodwill by $0 and $274, respectively. The goodwill reduction during the year ended December 31, 2013, related to the subsequent exercise of certain stock options and vesting of certain restricted stock units that were recorded at fair value in connection with the Merger.

(9)	Intangible Assets

We recorded intangible assets at fair value related to the Merger that were formerly held by XM. In November 2013, we recorded intangible assets at fair value as a result of the acquisition of the connected vehicle business of Agero. Our intangible assets include the following:

		December 31, 2014			December 31, 2013
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Due to the Merger:
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(305,755)	74,245	380,000	(271,372)	108,628
Licensing agreements	9.1 years	45,289	(23,290)	21,999	45,289	(19,604)	25,685
Proprietary software	6 years	16,552	(13,973)	2,579	16,552	(13,384)	3,168
Developed technology	10 years	2,000	(1,283)	717	2,000	(1,083)	917
Leasehold interests	7.4 years	132	(114)	18	132	(96)	36
Due to the acquisition of the connected vehicle business of Agero:
Definite life intangible assets:
OEM relationships	15 years	220,000	(17,111)	202,889	220,000	(2,444)	217,556
Proprietary software	10 years	10,663	(1,718)	8,945	10,663	(245)	10,418
Total intangible assets		$3,008,290	$(363,244)	$2,645,046	$3,008,290	$(308,228)	$2,700,062

Indefinite Life Intangible Assets
We have identified our FCC licenses and the XM trademark as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.

We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our satellite licenses expires:

FCC satellite licenses	Expiration year
SIRIUS FM-1	2017
SIRIUS FM-2	2017
SIRIUS FM-3	2017
SIRIUS FM-5	2017
SIRIUS FM-6	2022
XM-1 (1)
XM-3	2021
XM-4	2022
XM-5	2018

(1)	The FCC license for this satellite has expired. The FCC has granted us special temporary authority to operate this satellite and prepare it for deorbiting maneuvers.

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

ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, established an option to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. Our annual impairment assessment of our indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

We completed qualitative assessments of our FCC licenses and XM trademark during the fourth quarter of 2014, 2013 and 2012. As of the date of our annual assessment for 2014, 2013 and 2012, our qualitative impairment assessment of the fair value of our indefinite intangible assets indicated that such assets substantially exceeded their carrying value and therefore was not at risk of impairment. No impairments were recorded for intangible assets with indefinite lives during the years ended December 31, 2014, 2013 and 2012.

Definite Life Intangible Assets
Definite-lived intangible assets are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement. We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. No impairment was recorded to our intangible assets with definite lives in 2014, 2013 or 2012.

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

Amortization expense for all definite life intangible assets was $55,016, $50,011 and $53,620 for the years ended December 31, 2014, 2013 and 2012, respectively. Expected amortization expense for each of the fiscal years 2015 through 2019 and for periods thereafter is as follows:

Years ending December 31,	Amount
2015	$51,700
2016	48,545
2017	34,882
2018	19,463
2019	19,026
Thereafter	137,776
Total definite life intangible assets, net	$311,392

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(10)	Interest Costs

We capitalized a portion of the interest on funds borrowed as part of the cost of constructing our satellites and related launch vehicles. We primarily capitalized interest associated with our FM-6 satellite and related launch vehicle for the years ended December 31, 2013 and 2012. We also incurred interest costs on our debt instruments and on our satellite incentive agreements. The following is a summary of our interest costs:

	For the Years Ended December 31,
	2014	2013	2012
Interest costs charged to expense	$269,010	$204,671	$265,321
Interest costs capitalized	480	26,445	31,982
Total interest costs incurred	$269,490	$231,116	$297,303

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees, of $21,039, $21,698 and $35,924 for the years ended December 31, 2014, 2013 and 2012, respectively.

(11)	Property and Equipment

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

We review long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset. We did not record any impairments in 2014, 2013 or 2012.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Property and equipment, net, consists of the following:

	December 31, 2014	December 31, 2013
Satellite system	$2,397,611	$2,407,423
Terrestrial repeater network	108,341	109,367
Leasehold improvements	48,677	46,173
Broadcast studio equipment	61,306	59,020
Capitalized software and hardware	340,738	298,267
Satellite telemetry, tracking and control facilities	71,268	63,944
Furniture, fixtures, equipment and other	78,237	67,275
Land	38,411	38,411
Building	59,373	58,662
Construction in progress	155,716	103,148
Total property and equipment	3,359,678	3,251,690
Accumulated depreciation and amortization	(1,849,566)	(1,657,116)
Property and equipment, net	$1,510,112	$1,594,574

Construction in progress consists of the following:

	December 31, 2014	December 31, 2013
Satellite system	$12,912	$11,879
Terrestrial repeater network	48,406	30,078
Capitalized software	77,755	39,924
Other	16,643	21,267
Construction in progress	$155,716	$103,148

Depreciation expense on property and equipment was $211,407, $203,303 and $212,675 for the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014, 2013 and 2012, we retired property and equipment of $19,398, $16,039 and $5,251, respectively, which included the retirement of our XM-2 satellite in 2014, and recognized a loss on disposal of assets of $220, $351 and $657, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Satellites
We currently own a fleet of nine operating satellites. The chart below provides certain information on these satellites:

Satellite Designation	Year Delivered	Estimated End of Depreciable Life
FM-1*	2000	2013
FM-2*	2000	2013
FM-3	2000	2015
FM-5	2009	2024
FM-6	2013	2028
XM-1*	2001	2013
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025
* Satellite was fully depreciated as of December 31, 2014 but is still in operation.

(12)	Related Party Transactions

In the normal course of business, we enter into transactions with related parties. We had the following related party balances at December 31, 2014 and 2013:

	Related party current assets		Related party long-term assets		Related party current liabilities		Related party current debt		Related party long-term liabilities
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Liberty Media	$—	$278	$—	$—	$—	$15,766	$—	$10,959	$—	$—
Sirius XM Canada	4,344	8,867	3,000	27,619	4,340	4,554	—	—	13,635	16,337
M-Way	—	—	—	2,545	—	—	—	—	—	—
Total	$4,344	$9,145	$3,000	$30,164	$4,340	$20,320	$—	$10,959	$13,635	$16,337

Liberty Media
Liberty Media has beneficially owned over 50% of our outstanding common stock since January 2013 and has two executives and one director on our board of directors. Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500,000 of our common stock from Liberty Media. Pursuant to that agreement, we repurchased $160,000 of our common stock from Liberty Media in 2013. As of December 31, 2013, $15,702 was recorded to Related party current liabilities for the fair value of the derivative associated with the share repurchase agreement with Liberty Media as there were certain terms in the forward purchase contract that could cause the obligation to not be fulfilled. As a result, the instrument was a liability and was marked to fair value with any gain or loss recorded to our consolidated statements of comprehensive income. On April 25, 2014, we completed the final purchase installment under this share repurchase agreement and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share. We recognized $34,485 and $20,393 to Loss on change in value of derivatives in our consolidated statements of comprehensive income related to this agreement during the years ended December 31, 2014 and December 31, 2013, respectively.

We understand that Liberty Media held $11,000 in principal amount of our 7% Exchangeable Senior Subordinated Notes due 2014 at December 31, 2013, which were converted upon maturity in December 2014 into 5,974,510 shares of our common stock.

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

Investments in which we have the ability to exercise significant influence but not control are accounted for pursuant to the equity method of accounting. We recognize our proportionate share of earnings or losses of Sirius XM Canada as they occur as a component of Interest and investment income in our consolidated statements of comprehensive income on a one month lag.
The difference between our investment and our share of the fair value of the underlying net assets of Sirius XM Canada is first allocated to either finite-lived intangibles or indefinite-lived intangibles and the balance is attributed to goodwill. We follow ASC 350, Intangibles - Goodwill and Other, which requires that equity method finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. The amortization of equity method finite-lived intangible assets is recorded in Interest and investment income in our consolidated statements of comprehensive income. We periodically evaluate our equity method investments to determine if there has been an other-than-temporary decline below carrying value. Equity method finite-lived intangibles, indefinite-lived intangibles and goodwill are included in the carrying amount of the investment.

Our related party current asset balances primarily consist of programming and chipset costs that we are reimbursed for. Our related party long-term asset balances primarily include our investment balance in Sirius XM Canada. As of December 31, 2014, $2,654 of our investment balance in Sirius XM Canada related to equity method goodwill and as of December 31, 2013, $26,161 of our investment balance related to equity method goodwill and intangible assets. Our related party liabilities as of December 31, 2014 and December 31, 2013 included $2,776 for the current portion of deferred revenue and $13,415 and $16,190, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with XM Canada, now Sirius XM Canada. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the end of the expected term of the current existing agreements.

We recorded the following revenue and expenses associated with Sirius XM Canada and Liberty Media which were recorded in our consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2014	2013	2012
Sirius XM Canada:
Revenue (a)	$49,691	$48,935	$39,477
Share of net earnings (losses) (b)	$15,517	$5,865	$(420)
Liberty Media:
Expenses (c)	$(1,025)	$(13,514)	$(30,931)

(a)
Under our agreements with Sirius XM Canada, we receive a percentage-based royalty for certain types of subscription revenue earned by Sirius XM Canada for the distribution of Sirius and XM channels, royalties for activation fees and reimbursements for other charges. We record revenue from Sirius XM Canada as Other revenue in our consolidated statements of comprehensive income.

(b)
During the year ended December 31, 2014, our share of Sirius XM Canada’s net earnings included a gain of $1,251 related to the fair value received in excess of the carrying value associated with the redemption of our investment in Sirius XM Canada’s 8% convertible unsecured subordinated debentures in February 2014. Sirius XM Canada declared dividends to us of $43,492, $16,796 and $7,749 during the years ended December 31, 2014, 2013 and 2012, respectively. These dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Interest and investment income for the remaining portion. This amount includes amortization related to the equity method intangible assets of $363, $1,454 and $974 for the years ended December 31, 2014, 2013 and 2012, respectively.

(c)
We recognized Interest expense associated with the portion of the 7% Exchangeable Senior Subordinated Notes due 2014, the portion of the 7.625% Senior Notes due 2018, and the portion of the 8.75% Senior Notes due 2015 held by Liberty Media through December 2014, October 2013 and August 2013, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

M-Way
During the year ended December 31, 2014, we evaluated our investment in M-Way Solutions GmbH ("M-Way") and determined that there was an other than temporary decline in its fair value. As a result, we reduced our investment balance to zero and recognized a loss of $2,342 in Other (loss) income in our consolidated statements of comprehensive income during the year ended December 31, 2014. In November 2014, we sold our investment in M-Way and recognized a loss of $353 in Engineering, design and development in connection with this transaction in our consolidated statements of comprehensive income during the year ended December 31, 2014.

(13)	Investments

Long Term Restricted Investments
Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of our office space. As of December 31, 2014 and 2013 our Long-term restricted investments were $5,922 and $5,718, respectively.

(14)Debt

Our debt as of December 31, 2014 and 2013 consisted of the following:

						Carrying value at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount	December 31, 2014	December 31, 2013
Sirius XM (a)	August 2008	7% Exchangeable Senior Subordinated Notes (the "Exchangeable Notes")	December 1, 2014	semi-annually on June 1 and December 1	$—	$—	$500,481
Sirius XM (a)(b)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November 15	500,000	495,529	494,809
Sirius XM (a)(b)	September 2013	5.875% Senior Notes (the "5.875% Notes")	October 1, 2020	semi-annually on April 1 and October 1	650,000	643,790	642,914
Sirius XM (a)(b)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	600,000	595,091	594,499
Sirius XM (a)(b)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May 15 and November 15	500,000	495,116	494,653
Sirius XM (a)(b)(c)	May 2014	6.00% Senior Notes (the "6.00% Notes")	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,483,918	—
Sirius XM (a)(b)(d)	August 2012	5.25% Senior Secured Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	400,000	395,147	394,648
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	December 5, 2017	variable fee paid quarterly	1,250,000	380,000	460,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	12,754	19,591
Total Debt						4,501,345	3,601,595
Less: total current maturities non-related party						7,482	496,815
Less: total current maturities related party						—	10,959
Total long-term debt						$4,493,863	$3,093,821

(a)	The carrying value of the notes are net of the remaining unamortized original issue discount.

(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

(c)	In May 2014, Sirius XM issued $1,500,000 aggregate principal amount of 6.00% Senior Notes due 2024, with an original issuance discount of $16,875.

(d)
In April 2014, we entered into a supplemental indenture to the indenture governing the 5.25% Notes pursuant to which we granted a first priority lien on substantially all of the assets of Sirius XM and the guarantors to the holders of the 5.25% Notes. The liens securing the 5.25% Notes are equal and ratable to the liens granted to secure the Credit Facility.

(e)
In December 2012, Sirius XM entered into a five-year Credit Facility with a syndicate of financial institutions for $1,250,000. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries. Borrowings under the Credit Facility are used for working capital and other general corporate purposes, including dividends, financing of acquisitions and share

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

repurchases. Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility and is payable on a quarterly basis. The variable rate for the unused portion of the Credit Facility was 0.35% per annum as of December 31, 2014. As of December 31, 2014, $870,000 was available for future borrowing under the Credit Facility. Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our consolidated balance sheets due to the long-term maturity of this debt.

Retired and Converted Debt

The Exchangeable Notes were exchangeable at anytime at the option of the holder into shares of our common stock at an exchange rate of 543.1372 shares of common stock per 1,000 dollars of principal amount of the notes, which is equivalent to an approximate exchange price of $1.841 per share of common stock. All holders of the Exchangeable Notes converted prior to the Exchangeable Notes' maturity on December 1, 2014. During the year ended December 31, 2014, $502,370 in principal amount of the Exchangeable Notes were converted, resulting in the issuance of 272,855,859 shares of our common stock. No loss was recognized as a result of this conversion.

During the year ended December 31, 2013, we purchased $800,000 of our then outstanding 8.75% Senior Notes due 2015, for an aggregate purchase price, including premium and interest, of $927,860. We recognized $104,818 to Loss on extinguishment of debt and credit facilities, net, consisting primarily of unamortized discount, deferred financing fees and repayment premium, as a result of this transaction.

During the year ended December 31, 2013, we also purchased $700,000 of our then outstanding 7.625% Senior Notes due 2018, for an aggregate purchase price, including premium and interest, of $797,830. We recognized $85,759 to Loss on extinguishment of debt and credit facilities, net, consisting primarily of unamortized discount, deferred financing fees and repayment premium, as a result of this transaction.

Covenants and Restrictions

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

The indentures governing Sirius XM's notes restrict Sirius XM's non-guarantor subsidiaries' ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiary guaranteeing each such series of notes on a pari passu basis. The indentures governing the notes also contain covenants that, among other things, limit Sirius XM's ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate.

Under Sirius XM's debt agreements, the following generally constitute an event of default: (i) a default in the payment of interest; (ii) a default in the payment of principal; (iii) failure to comply with covenants; (iv) failure to pay other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; (v) certain events of bankruptcy; (vi) a judgment for payment of money exceeding a specified aggregate amount; and (vii) voidance of subsidiary guarantees, subject to grace periods where applicable. If an event of default occurs and is continuing, our debt could become immediately due and payable.

At December 31, 2014 and 2013, we were in compliance with our debt covenants.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(15)	Stockholders’ Equity

Common Stock, par value $0.001 per share
We were authorized to issue up to 9,000,000,000 shares of common stock as of December 31, 2014 and 2013. There were 5,653,529,403 and 6,096,220,526 shares of common stock issued and 5,646,119,122 and 6,096,220,526 shares outstanding on December 31, 2014 and 2013, respectively.

As of December 31, 2014, approximately 296,096,000 shares of common stock were reserved for issuance in connection with outstanding warrants, incentive stock based awards and common stock to be granted to third parties upon satisfaction of performance targets.

Stock Repurchase Program
Since December 2012, our board of directors has approved for repurchase an aggregate of $6,000,000 our common stock. Our board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise. As of December 31, 2014, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1,259,274,498 shares for $4,285,192, and $1,714,808 remained available under our stock repurchase program.

The following table summarizes our share repurchase activity for the years ended:

	December 31, 2014		December 31, 2013
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market and Privately Negotiated Repurchases (a)	422,965,443	$1,426,428	476,545,601	$1,602,360
Liberty Media (b)	92,888,561	340,000	43,712,265	160,000
May 2014 ASR Agreement (c)	151,846,125	506,404	—	—
August 2014 ASR Agreement (d)	71,316,503	250,000	—	—
Total Repurchases	739,016,632	$2,522,832	520,257,866	$1,762,360

(a)
As of December 31, 2014 and 2013, $26,034 and $0, respectively, of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our consolidated balance sheets and consolidated statements of stockholders' equity.

(b)
On October 9, 2013, we entered into an agreement to repurchase $500,000 of our common stock from Liberty Media. Pursuant to this agreement, we repurchased 43,712,265 shares of our common stock for $160,000 from Liberty Media in 2013. On April 25, 2014, we completed the final purchase installment and repurchased 92,888,561 shares of our common stock for $340,000 from Liberty Media at a price of $3.66 per share. As there were certain terms in the forward purchase contract with Liberty Media that could have caused the obligation not to be fulfilled, the instrument was classified as a liability and was marked to fair value with any gain or loss recorded to our consolidated statements of comprehensive income. We recognized $34,485 and $20,393 to Loss on change in value of derivatives in our consolidated statements of comprehensive income during the years ended December 31, 2014 and 2013, respectively.

(c)
In May 2014, we entered into an accelerated share repurchase agreement (the "May ASR Agreement") under which we prepaid $600,000 to a third-party financial institution to repurchase our common stock. Under the May ASR Agreement, we received 151,846,125 shares of our common stock that were retired upon receipt and the counter party returned to us $93,596 for the unused portion of the original prepayment.

(d)
In August 2014, we entered into a second accelerated share repurchase agreement (the "August ASR Agreement") under which we prepaid $250,000 to a third-party financial institution to repurchase our common stock. Under the August ASR Agreement, we received an aggregate of 71,316,503 shares of our common stock that were retired upon receipt.

Share Lending Arrangements
To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. and UBS AG London Branch in July 2008. All loaned shares were returned to us as of October 2011, and the share lending agreements were terminated.

We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs for our Exchangeable Notes of $12,701, $12,745 and $12,402 for the years ended December 31, 2014,

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

2013 and 2012, respectively. As of December 31, 2013, the unamortized balance of the debt issuance costs was $12,701, with $12,423 recorded in Other current assets, and $278 recorded in Related party current assets. These costs were fully amortized as of December 31, 2014 as the Exchangeable Notes matured on December 1, 2014.

Preferred Stock, par value $0.001 per share
We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of December 31, 2014 and 2013. In January 2013, Liberty Media converted its remaining shares of the Series B Preferred Stock into 1,293,509,076 shares of our common stock. There were no shares of preferred stock issued or outstanding as of December 31, 2014 and 2013.

Warrants
We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements. The outstanding warrants expire in the first quarter of 2015.

During the year ended December 31, 2014, 1,788,000 warrants were exercised to purchase shares of common stock on a net settlement basis, resulting in the issuance of 99,349 shares of our common stock. Approximately 16,667,000 and 18,455,000 warrants to acquire an equal number of shares of common stock were outstanding and fully vested as of December 31, 2014 and December 31, 2013, respectively. Warrants were included in our calculation of diluted net income per common share as the effect was dilutive for the years ended December 31, 2014 and 2013. At December 31, 2014 and December 31, 2013, the weighted average exercise price of outstanding warrants was $2.50 and $2.55 per share, respectively. We did not incur warrant related expenses during the years ended December 31, 2014, 2013 and 2012.

(16)	Benefit Plans

We recognized share-based payment expense of $78,212, $68,876 and $63,822 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Fair value as determined using the Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. In 2014, 2013 and 2012, we estimated the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

Stock-based awards granted to employees, non-employees and members of our board of directors include warrants, stock options, and restricted stock units.

2009 Long-Term Stock Incentive Plan
In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of December 31, 2014, approximately 19,950,000 shares of common stock were available for future grants under the 2009 Plan.

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

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.6%	1.4%	0.8%
Expected life of options — years	4.72	4.73	5.06
Expected stock price volatility	33%	47%	49%
Expected dividend yield	0%	0%	0%

There were no options granted to third parties during the years ended December 31, 2014, 2013 and 2012. We do not intend to pay regular dividends on our common stock. Accordingly, the dividend yield percentage used in the Black-Scholes-Merton option value was zero for all periods.

The following table summarizes stock option activity under our share-based plans for the years ended December 31, 2014, 2013 and 2012 (options in thousands):

	Options	Weighted- Average Exercise Price (1)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of January 1, 2012	439,580	$1.25
Granted	58,626	$2.53
Exercised	(214,199)	$0.59
Forfeited, cancelled or expired	(9,495)	$3.09
Outstanding as of December 31, 2012	274,512	$1.92
Granted	57,228	$3.59
Exercised	(61,056)	$1.31
Forfeited, cancelled or expired	(6,445)	$2.02
Outstanding as of December 31, 2013	264,239	$2.42
Granted	61,852	$3.39
Exercised	(46,943)	$1.63
Forfeited, cancelled or expired	(11,294)	$4.08
Outstanding as of December 31, 2014	267,854	$2.72	7.09	$246,067
Exercisable as of December 31, 2014	121,272	$2.27	5.28	$179,913

(1)
The weighted-average exercise price for options outstanding as of December 31, 2012 in the table above has been adjusted to reflect the reduction to the exercise prices related to the December 28, 2012 special cash dividend.

The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $1.05, $1.48 and $1.09, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $89,428, $142,491 and $399,794, respectively. During the years ended December 31, 2014 and 2013, the number of shares which were issued as a result of stock option exercises were 15,228,394 and 32,649,857, respectively, due to the net settlement method that began in 2013.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

We recognized share-based payment expense associated with stock options of $69,754, $66,231 and $60,299 for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table summarizes the nonvested restricted stock unit activity under our share-based plans for the years ended December 31, 2014, 2013 and 2012 (shares in thousands):

	Shares	Grant Date Fair Value
Nonvested as of January 1, 2012	421	$1.46
Granted	8	$—
Vested	—	$—
Forfeited	—	$—
Nonvested as of December 31, 2012	429	$3.25
Granted	6,873	$3.59
Vested	(192)	$3.27
Forfeited	(126)	$3.61
Nonvested as of December 31, 2013	6,984	$3.58
Granted	6,108	$3.38
Vested	(1,138)	$3.62
Forfeited	(379)	$3.52
Nonvested as of December 31, 2014	11,575	$3.47

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2014 and 2013 was $3.38 and $3.59, respectively. The total intrinsic value of restricted stock units that vested during the years ended December 31, 2014, 2013 and 2012 was $4,044, $605 and $0, respectively. In connection with the special cash dividend paid in December 2012, we granted 8,000 incremental restricted stock units to prevent the economic dilution of the holders of our restricted stock units. This grant did not result in any additional incremental share-based payment expense being recognized in 2012.

We recognized share-based payment expense associated with restricted stock units of $8,458, $2,645 and $0 during the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014 and 2013, the number of shares which were issued as a result of restricted stock units that vested were 731,626 and 191,524, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units granted to employees and members of our board of directors at December 31, 2014 and 2013, net of estimated forfeitures, were $162,985 and $164,292, respectively. The total unrecognized compensation costs at December 31, 2014 are expected to be recognized over a weighted-average period of 3 years.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation. Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions. Beginning in January 2014, our cash employer matching contributions were no longer used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution. Prior to January 2014, the cash from employer matching contributions was used to purchase shares of our common stock on the open market. We contributed $5,385 and $4,181 during the years ended December 31, 2014 and 2013, respectively, to the Sirius XM Plan in fulfillment of our matching obligation. During the year ended December 31, 2012, employer matching contributions were made in the form of shares of our common stock, resulting in share-based payment expense of $3,523.

(17)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
Debt obligations	$7,482	$4,266	$380,928	$78	$—	$4,150,000	$4,542,754
Cash interest payments	240,874	240,551	240,803	228,063	228,063	711,750	1,890,104
Satellite and transmission	15,364	4,594	3,643	4,170	4,187	12,719	44,677
Programming and content	231,272	109,903	74,816	60,150	48,333	60,000	584,474
Marketing and distribution	31,645	13,114	9,185	8,298	6,218	1,538	69,998
Satellite incentive payments	11,511	12,367	13,296	14,302	10,652	43,527	105,655
Operating lease obligations	49,408	43,634	36,636	34,036	29,224	200,884	393,822
Other	66,462	13,829	2,479	895	150	50	83,865
Total (1)	$654,018	$442,258	$761,786	$349,992	$326,827	$5,180,468	$7,715,349

(1)
The table does not include our reserve for uncertain tax positions, which at December 31, 2014 totaled $1,432, as the specific timing of any cash payments cannot be projected with reasonable certainty.

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments with respect to XM-3 and XM-4 based on the expected operating performance meeting their fifteen-year design life. Boeing may also be entitled to additional incentive payments up to $10,000 if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Space Systems/Loral, the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments with respect to XM-5, FM-5 and FM-6 based on their expected operating performance meeting their fifteen-year design life.

Operating lease obligations.    We have entered into both cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods. Total rent recognized in connection with leases for the years ended December 31, 2014, 2013 and 2012 was $45,107, $39,228 and $37,474, respectively.

Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors, including subscriber growth, and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions. The cost of our stock acquired from a third-party financial institution but not paid for as of December 31, 2014 is included in this category.

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

We record a liability when we believe that it is both probable that a liability will be incurred, and the amount of loss can be reasonably estimated. We evaluate developments in legal matters that could affect the amount of liability that has been previously accrued and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. We may be unable to reasonably estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons, including, among others, because: (i) the damages sought are indeterminate; (ii) the proceedings are in the relative early stages; (iii)  there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) there remain significant factual issues to be determined or resolved; (vi) the relevant law is unsettled; or (vii) the proceedings involve novel or untested legal theories. In such instances, there may be considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.

State Consumer Investigations. In December 2014, we entered into agreements with 46 States and the District of Columbia to settle a multistate investigation into certain of our consumer practices.  The investigation focused on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers.  As part of the settlement agreements, we agreed to certain changes in our consumer practices relating to:  the sale and cancellation of self-pay subscriptions, the contents of advertising for our products and services, refunds we provide to consumers, and consumer complaints. All of the changes contemplated by these settlement agreements have been implemented. We also agreed to provide, upon the request of the States, certain additional information about our consumer practices, to participate in a process designed to address any previously unresolved consumer complaints, and to make an aggregate payment to the States of approximately $4,000.

A separate investigation into our consumer practices is being conducted by the Attorney General of the State of New York. We are cooperating with this investigation and believe our consumer practices comply with all applicable federal and

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

New York State laws and regulations. In our view, the result of this investigation, including a possible settlement, will not have a material adverse effect on our business, financial condition or results of operations.

Pre-1972 Sound Recording Matters. We are a defendant in three class action suits and one additional suit, which were commenced in August and September 2013 and challenge our use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under California, New York and/or Florida law. The plaintiffs in each of these suits purport to seek in excess of $100,000 in compensatory damages along with unspecified punitive damages and injunctive relief. Accordingly, at this point we cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but we believe we have substantial defenses to the claims asserted. We intend to defend these actions vigorously.

In September 2014, the United States District Court for the Central District of California ruled that the grant of “exclusive ownership” to the owner of a sound recording under California’s copyright statute included the exclusive right to control public performances of the sound recording. The court further found that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion. In October 2014, the Superior Court of the State of California for the County of Los Angeles adopted the Central District Court's interpretation of "exclusive ownership" under California's copyright statute. That Court did not find that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion. In November 2014, the United States District Court for the Southern District of New York ruled that sound recordings fixed before February 15, 1972 were entitled under various theories of New York common law to the benefits of a public performances right. We intend to appeal these decisions.

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

In addition, in August 2013, SoundExchange, Inc. filed a complaint in the United States District Court for the District of Columbia alleging that we underpaid royalties for statutory licenses during the 2007-2012 rate period in violation of the regulations established by the Copyright Royalty Board for that period. SoundExchange principally alleges that we improperly reduced our calculation of gross revenues, on which the royalty payments are based, by deducting non-recognized revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. SoundExchange is seeking compensatory damages of not less than $50,000 and up to $100,000 or more, payment of late fees and interest, and attorneys’ fees and costs.

In August 2014, the United States District Court for the District of Columbia granted our motion to dismiss the complaint without prejudice on the grounds that the case properly should be pursued before the Copyright Royalty Board rather than the district court. In December 2014, SoundExchange filed a petition with the Copyright Royalty Board requesting an order interpreting the applicable regulations. The Copyright Royalty Board has requested that the parties submit briefs regarding whether the agency properly has jurisdiction to interpret the regulations and adjudicate this matter under the applicable statute. At this point we cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but we believe we have substantial defenses to the claims asserted. We intend to defend these actions vigorously.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc.. No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA. Additional information concerning each of these actions is publicly available in filings under their docket numbers.

Telephone Consumer Protection Act Suits. We are a defendant in three purported class action suits, which were commenced in February 2012, January 2013 and January 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division, and the United States District Court for the Southern District of California that allege that we, or certain call center vendors acting on our behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiffs in these actions allege, among other things, that we called

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent and, in one of the actions, that we violated the TCPA’s call time restrictions. The plaintiffs in these suits are seeking various forms of relief, including statutory damages of 500 dollars for each violation of the TCPA or, in the alternative, treble damages of up to 1,500 dollars for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future. We believe we have substantial defenses to the claims asserted in these actions, and we intend to defend them vigorously.

We have notified certain of our call center vendors of these actions and requested that they defend and indemnify us against these claims pursuant to the provisions of their existing or former agreements with us. We believe we have valid contractual claims against certain call center vendors in connection with these claims and intend to preserve and pursue our rights to recover from these entities.

These cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.) and Brian Trenz v. Sirius XM Holdings, Inc. and Toyota Motor Sales, U.S.A., Inc., No. 15-cv-0044L-BLM (S.D. Cal). Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

With respect to the matters described above under the captions “Pre-1972 Sound Recording Matters” and “Telephone Consumer Protection Act Suits”, we have determined, based on our current knowledge, that the amount of loss or range of loss, that is reasonably possible is not reasonably estimable. However, these matters are inherently unpredictable and subject to significant uncertainties, many of which are beyond our control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or cash flows.

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

(18)	Income Taxes

There is no current U.S. federal income tax provision, as all federal taxable income was offset by utilizing U.S. federal net operating loss carryforwards. The current state income tax provision is primarily related to taxable income in certain states that have suspended the ability to use net operating loss carryforwards or where net operating losses have been fully utilized. The current foreign income tax provision is primarily related to foreign withholding taxes on dividend distributions between us and our Canadian affiliate. For the year ended December 31, 2013, the current foreign income tax provision related to reimbursement of foreign withholding taxes. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

We file a consolidated federal income tax return with our wholly-owned subsidiaries. Income tax (expense) benefit consisted of the following:

	For the Years Ended December 31,
	2014	2013	2012
Current taxes:
Federal	$—	$—	$—
State	(7,743)	(5,359)	(1,319)
Foreign	(2,341)	5,269	(2,265)
Total current taxes	(10,084)	(90)	(3,584)
Deferred taxes:
Federal	(302,350)	(211,044)	2,729,823
State	(25,111)	(48,743)	271,995
Total deferred taxes	(327,461)	(259,787)	3,001,818
Total income tax (expense) benefit	$(337,545)	$(259,877)	$2,998,234

The following table indicates the significant elements contributing to the difference between the federal tax (expense) benefit at the statutory rate and at our effective rate:

	For the Years Ended December 31,
	2014	2013	2012
Federal tax expense, at statutory rate	$(290,775)	$(222,982)	$(166,064)
State income tax expense, net of federal benefit	(32,067)	(19,031)	(16,606)
State income rate changes	5,334	(8,666)	(2,251)
Non-deductible expenses	(13,914)	(9,545)	(477)
Change in valuation allowance	2,836	4,228	3,195,651
Other, net	(8,959)	(3,881)	(12,019)
Income tax (expense) benefit	$(337,545)	$(259,877)	$2,998,234

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	For the Years Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$1,818,719	$2,207,583
GM payments and liabilities	539	1,984
Deferred revenue	691,323	606,430
Severance accrual	271	388
Accrued bonus	28,170	25,830
Expensed costs capitalized for tax	19,624	22,679
Deferred financing costs	958	664
Investments	46,751	45,078
Stock based compensation	79,296	71,794
Other	36,597	31,735
Total deferred tax assets	2,722,248	3,014,165
Deferred tax liabilities:
Depreciation of property and equipment	(237,971)	(188,675)
FCC license	(789,857)	(778,152)
Other intangible assets	(213,086)	(233,983)
Total deferred tax liabilities	(1,240,914)	(1,200,810)
Net deferred tax assets before valuation allowance	1,481,334	1,813,355
Valuation allowance	(4,995)	(7,831)
Total net deferred tax asset	$1,476,339	$1,805,524
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences can be carried forward under tax law. Management's evaluation of the realizability of deferred tax assets considers both positive and negative evidence, including historical financial performance, scheduled reversal of deferred tax assets and liabilities, projected taxable income and tax planning strategies in making this assessment. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. The net deferred tax assets are primarily related to gross net operating loss carryforwards of approximately $4,794,924. In addition to the gross book net operating loss carryforwards, we have $753,218 of excess share-based compensation deductions that will not be realized until we utilize the $4,794,924 of net operating losses, resulting in an approximate gross operating loss carryforward on our tax return of $5,548,142.
For the year ended December 31, 2012, our deferred tax asset valuation allowance decreased by $3,350,905 in response to cumulative positive evidence in 2012 which outweighed the historical negative evidence from our emergence from cumulative losses in recent years and updated assessments regarding that it was more likely than not that our deferred tax assets will be realized. As of December 31, 2014 and 2013, the deferred tax asset valuation allowance of $4,995 and $7,831, respectively, related to deferred tax assets that are not likely to be realized due to certain state net operating loss limitations we are not more likely than not going to utilize. These net operating loss carryforwards expire on various dates beginning in 2017 and ending in 2028.

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

As of December 31, 2014 and 2013, the gross liability for income taxes associated with uncertain state tax positions was $1,432. If recognized, $1,432 of unrecognized tax benefits would affect our effective tax rate. This liability is recorded in Other long-term liabilities. No penalties have been accrued for.  We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2014 will significantly increase or decrease during the twelve-month period ending December 31, 2015; however, various events could cause our current expectations to change in the future. Should our position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in our consolidated statements of comprehensive income as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. We recorded interest expense of $55 and $40 for the years ended December 31, 2014 and 2013, respectively, related to our unrecognized tax benefits presented below.
Changes in our uncertain income tax positions, from January 1 through December 31 are presented below:

	2014	2013
Balance, beginning of year	$1,432	$1,432
Additions for tax positions from prior years	—	—
Balance, end of year	$1,432	$1,432

We have federal and certain state income tax audits pending. We do not expect the ultimate disposition of these audits to have a material adverse effect on our financial position or results of operations.

(19)	Subsequent Events

Stock Repurchase Program
For the period from January 1, 2015 to February 3, 2015, we repurchased 65,425,873 shares of our common stock for an aggregate purchase price of $231,026, including fees and commissions, on the open market.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)

(20)    Quarterly Financial Data--Unaudited

Our quarterly results of operations are summarized below:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2014
Total revenue	$997,711	$1,035,345	$1,057,087	$1,090,952
Cost of services	$(390,534)	$(393,185)	$(403,519)	$(421,098)
Income from operations	$247,407	$284,578	$294,028	$293,657
Net income	$93,988	$119,961	$136,170	$143,122
Net income per common share--basic	$0.02	$0.02	$0.02	$0.03
Net income per common share--diluted (1)	$0.02	$0.02	$0.02	$0.03
2013
Total revenue	$897,398	$940,110	$961,509	$1,000,078
Cost of services	$(330,257)	$(331,465)	$(336,464)	$(396,304)
Income from operations	$246,931	$267,736	$284,529	$245,357
Net income	$123,602	$125,522	$62,894	$65,197
Net income per common share--basic	$0.02	$0.02	$0.01	$0.01
Net income per common share--diluted	$0.02	$0.02	$0.01	$0.01

(1)	The sum of quarterly net income per share applicable to common stockholders (diluted) does not necessarily agree to the net income per share for the year due to the timing of common stock issuances.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
Schedule II - Schedule of Valuation and Qualifying Accounts

(in thousands)	Balance January 1,	Charged to Expenses (Benefit)	Write-offs/ Payments/ Other	Balance December 31,
Description
2014
Allowance for doubtful accounts	$9,078	44,961	(46,224)	$7,815
Deferred tax assets—valuation allowance	$7,831	(2,836)	—	$4,995
Allowance for obsolescence	$14,218	(335)	(3,159)	$10,724
2013
Allowance for doubtful accounts	$11,711	39,016	(41,649)	$9,078
Deferred tax assets—valuation allowance	$9,835	(4,228)	2,224	$7,831
Allowance for obsolescence	$16,159	(773)	(1,168)	$14,218
2012
Allowance for doubtful accounts	$9,932	34,548	(32,769)	$11,711
Deferred tax assets—valuation allowance	$3,360,740	(3,195,651)	(155,254)	$9,835
Allowance for obsolescence	$15,430	4,430	(3,701)	$16,159

EXHIBIT INDEX

Exhibit	Description

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

3.2	Amended and Restated By-Laws of Sirius XM Holdings Inc. (incorporated by reference to Exhibit 3.2 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on November 15, 2013).

4.1
Form of certificate for shares of Sirius XM Holdings Inc.’s common stock (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013).

4.2
Indenture, dated as of August 13, 2012, among Sirius XM Radio Inc., the guarantors thereto and U.S. Bank National Association, as trustee, relating to Sirius XM Radio Inc.’s 5.25% Senior Secured Notes due 2022 (incorporated by reference to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on August 14, 2012).

4.3
Supplemental Indenture, dated as of April 10, 2014, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on April 10, 2014).

4.4
Indenture, dated as of May 16, 2013, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on May 20, 2013).

4.5
Indenture, dated as of May 16, 2013, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on May 20, 2013).

4.6
Indenture, dated as of August 1, 2013, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on August 1, 2013).

4.7
Indenture, dated as of September 24, 2013, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on September 25, 2013).

4.8
Indenture, dated as of May 6, 2014, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.00% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on May 7, 2014).

4.9
Form of Common Stock Purchase Warrant, dated as of January 27, 2009, issued by Sirius XM Radio Inc. to NFL Enterprises LLC (incorporated by reference to Exhibit 4.48 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.10
Sirius XM Holdings Inc.’s Assumption of NFL Enterprises LLC Warrant, dated as of November 15, 2013 (incorporated by reference to Exhibit 4.13 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013).

4.11
Investment Agreement, dated as of February 17, 2009, between Sirius XM Radio Inc. and Liberty Radio LLC (incorporated by reference to Exhibit 4.55 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.12
Assignment and Assumption of Investment Agreement among Sirius XM Radio Inc., Sirius XM Holdings Inc. and Liberty Radio LLC, dated as of November 15, 2013 (incorporated by reference to Exhibit 4.15 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013).

Exhibit	Description
10.1
Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on December 10, 2012).

10.2
Amendment No. 1, dated as of April 22, 2014, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders, as collateral agent for the Secured Parties and as an Issuing Bank (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on April 22, 2014).

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

**10.5
Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3 (File No. 333-89132)).

**10.6
Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 22, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.7
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

*10.9
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

*10.12
XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.13
Form of Non-Qualified Stock Option Agreement pursuant to the XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.14
Form of Restricted Stock Agreement pursuant to the XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.15	Sirius XM Radio 401(k) Savings Plan, January 1, 2009 Restatement (incorporated by reference to Exhibit 10.30 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.16	Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.9 to Sirius XM Radio Inc.’s Registration Statement on Form S-8 (File No. 333- 160386)).

Exhibit	Description
*10.17
Form of Director Non-Qualified Stock Option Agreement pursuant to the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

*10.18	Form of Director Non-Qualified Stock Option Agreement pursuant to the Sirius XM Holdings Inc. 2009 Long-Term Stock Incentive Plan (filed herewith).

*10.19
Form of Non-Qualified Stock Option Agreement pursuant to the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

*10.20	Form of Non-Qualified Stock Option Agreement pursuant to the Sirius XM Holdings Inc. 2009 Long-Term Stock Incentive Plan (filed herewith).

*10.21
Employment Agreement, dated as of July 21, 2011, between Sirius XM Radio Inc. and David J. Frear (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on July 22, 2011).

*10.22	Form of Option Award Agreement between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed October 16, 2009).

*10.23
Employment Agreement, dated as of April 29, 2013, between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K dated April 30, 2013).

*10.24
Employment Agreement, dated as of July 22, 2013, between Sirius XM Radio Inc. and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K dated July 23, 2013).

*10.25
Form of Option Award Agreement between Sirius XM Radio Inc. and Patrick L. Donnelly (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed January 15, 2010).

*10.26
Employment Agreement, dated as of January 10, 2014, between Sirius XM Radio Inc. and Patrick L. Donnelly (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on January 14, 2014).

*10.27
Assignment and Assumption Agreement, dated as of November 15, 2013, among Sirius XM Holdings Inc. and Sirius XM Radio Inc. (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 15, 2013).

*10.28
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

99.1
Amended and Restated Certificate of Incorporation of Sirius XM Radio Inc., as amended (incorporated by reference to Exhibit 3.3 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013).

Exhibit	Description
99.2
Amended and Restated By-Laws of Sirius XM Radio Inc., as amended (incorporated by reference to Exhibit 3.4 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013).

101.1
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Balance Sheets as of December 31, 2014 and 2013; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Combined Notes to Consolidated Financial Statements.

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