Form 10-Q
period 2015-03-31
SIRIUS XM HOLDINGS INC.
filed 2015-04-28
CIK 908937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 24, 2015)
COMMON STOCK, $0.001 PAR VALUE	5,472,783,776	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Revenue:
Subscriber revenue	$911,470	$851,436
Advertising revenue	26,873	22,214
Equipment revenue	24,841	23,978
Other revenue	117,806	100,083
Total revenue	1,080,990	997,711
Operating expenses:
Cost of services:
Revenue share and royalties	212,978	195,411
Programming and content	71,146	74,870
Customer service and billing	92,097	91,069
Satellite and transmission	21,304	21,380
Cost of equipment	8,845	7,804
Subscriber acquisition costs	122,260	123,022
Sales and marketing	78,744	76,327
Engineering, design and development	14,960	15,911
General and administrative	79,823	76,243
Depreciation and amortization	65,027	68,267
Total operating expenses	767,184	750,304
Income from operations	313,806	247,407
Other income (expense):
Interest expense, net of amounts capitalized	(69,908)	(54,092)
Interest and investment income	981	4,349
Loss on change in value of derivatives	—	(27,023)
Other (loss) income	(258)	95
Total other expense	(69,185)	(76,671)
Income before income taxes	244,621	170,736
Income tax expense	(138,929)	(76,748)
Net income	$105,692	$93,988
Foreign currency translation adjustment, net of tax	—	118
Total comprehensive income	$105,692	$94,106
Net income per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
Weighted average common shares outstanding:
Basic	5,570,748	6,094,784
Diluted	5,639,838	6,173,848

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands, except per share data)	2015	2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$482,043	$147,724
Receivables, net	219,421	220,579
Inventory, net	22,937	19,397
Prepaid expenses	135,960	116,336
Related party current assets	3,374	4,344
Deferred tax asset	937,767	1,038,603
Other current assets	2,242	2,763
Total current assets	1,803,744	1,549,746
Property and equipment, net	1,477,657	1,510,112
Long-term restricted investments	9,888	5,922
Deferred financing fees, net	12,909	12,021
Intangible assets, net	2,631,823	2,645,046
Goodwill	2,205,107	2,205,107
Related party long-term assets	—	3,000
Long-term deferred tax asset	402,279	437,736
Other long-term assets	6,602	6,819
Total assets	$8,550,009	$8,375,509
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$548,863	$587,755
Accrued interest	67,750	80,440
Current portion of deferred revenue	1,668,484	1,632,381
Current portion of deferred credit on executory contracts	558	1,394
Current maturities of long-term debt	7,546	7,482
Related party current liabilities	4,860	4,340
Total current liabilities	2,298,061	2,313,792
Deferred revenue	156,102	151,901
Long-term debt	5,101,886	4,493,863
Related party long-term liabilities	12,925	13,635
Other long-term liabilities	92,857	92,481
Total liabilities	7,661,831	7,065,672
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, par value $0.001; 9,000,000 shares authorized; 5,513,664 and 5,653,529 shares issued; 5,507,239 and 5,646,119 outstanding at March 31, 2015 and December 31, 2014, respectively	5,514	5,653
Accumulated other comprehensive loss, net of tax	(402)	(402)
Additional paid-in capital	6,243,166	6,771,554
Treasury stock, at cost; 6,425 and 7,410 shares of common stock at March 31, 2015 and December 31, 2014, respectively	(24,858)	(26,034)
Accumulated deficit	(5,335,242)	(5,440,934)
Total stockholders’ equity	888,178	1,309,837
Total liabilities and stockholders’ equity	$8,550,009	$8,375,509

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Treasury Stock
(in thousands)	Shares	Amount	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2014	5,653,529	$5,653	$(402)	$6,771,554	7,410	$(26,034)	$(5,440,934)	$1,309,837
Comprehensive income, net of tax	—	—	—	—	—	—	105,692	105,692
Share-based payment expense	—	—	—	19,417	—	—	—	19,417
Exercise of options and vesting of restricted stock units	4,837	5	—	(5)	—	—	—	—
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(12,728)	—	—	—	(12,728)
Common stock repurchased	—	—	—	—	143,717	(534,040)	—	(534,040)
Common stock retired	(144,702)	(144)	—	(535,072)	(144,702)	535,216	—	—
Balance at March 31, 2015	5,513,664	$5,514	$(402)	$6,243,166	6,425	$(24,858)	$(5,335,242)	$888,178

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities
Net income	$105,692	$93,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,027	68,267
Non-cash interest expense, net of amortization of premium	1,852	5,231
Provision for doubtful accounts	10,885	10,634
Amortization of deferred income related to equity method investment	(694)	(694)
Gain on unconsolidated entity investments, net	—	(4,326)
Dividend received from unconsolidated entity investment	3,778	4,222
Loss on change in value of derivatives	—	27,023
Share-based payment expense	19,417	18,240
Deferred income taxes	136,294	74,565
Other non-cash purchase price adjustments	(836)	(945)
Changes in operating assets and liabilities:
Receivables	(9,727)	(11,080)
Inventory	(3,540)	(5,124)
Related party assets	192	654
Prepaid expenses and other current assets	(19,102)	(15,682)
Other long-term assets	215	718
Accounts payable and accrued expenses	(27,918)	(68,168)
Accrued interest	(12,690)	15,291
Deferred revenue	40,304	34,861
Related party liabilities	503	177
Other long-term liabilities	377	3,538
Net cash provided by operating activities	310,029	251,390
Cash flows from investing activities:
Additions to property and equipment	(29,831)	(28,601)
Purchases of restricted and other investments	(3,966)	—
Acquisition of business, net of cash acquired	—	1,144
Net cash used in investing activities	(33,797)	(27,457)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	259
Taxes paid in lieu of shares issued for stock-based compensation	(12,711)	(4,229)
Proceeds from long-term borrowings and revolving credit facility, net of costs	1,263,745	—
Repayment of long-term borrowings and revolving credit facility	(657,731)	(152,528)
Common stock repurchased and retired	(535,216)	(81,069)
Net cash provided by (used in) financing activities	58,087	(237,567)
Net increase (decrease) in cash and cash equivalents	334,319	(13,634)
Cash and cash equivalents at beginning of period	147,724	134,805
Cash and cash equivalents at end of period	$482,043	$121,171

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$76,302	$30,687
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$—	$719
Treasury stock not yet settled	$24,858	$47,613

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

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

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly plan. We offer discounts for prepaid, longer term subscription plans, as well as a multiple subscription discount.  We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic and data services.

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

Certain numbers in our prior period consolidated financial statements have been reclassified to conform to our current period presentation.  All significant intercompany transactions have been eliminated in consolidation.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been made.

Interim results are not necessarily indicative of the results that may be expected for a full year.  This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 5, 2015.

Public companies are required to disclose certain information about their reportable operating segments.  Operating segments are defined as significant components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision makers in deciding how to allocate resources to an individual segment and in assessing performance of the segment. We have determined that we have one reportable segment as our chief operating decision maker, our Chief Executive Officer, assesses performance and allocates resources based on the consolidated results of operations of our business.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 16.

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

(2)	Summary of Significant Accounting Policies

Fair Value Measurements

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels.  Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments.  Level 2 inputs are inputs, other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  As of March 31, 2015 and December 31, 2014 the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.

Our assets and liabilities measured at fair value were as follows:

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Sirius XM Canada Holdings Inc. ("Sirius XM Canada") - investment (a)	$205,750	—	—	$205,750	$246,500	—	—	$246,500
Liabilities:
Debt (b)	—	$5,307,167	—	$5,307,167	—	$4,613,044	—	$4,613,044
(a)	This amount approximates fair value. The carrying value of our investment in Sirius XM Canada was $0 and $2,654 as of March 31, 2015 and December 31, 2014, respectively.
(b)

The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm.  Refer to Note 11 for information related to the carrying value of our debt as of March 31, 2015 and December 31, 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest (Subtopic 835-30).  This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years.  Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented.  Upon our adoption of this ASU, debt issuance costs will be presented as a reduction to our debt liability within our consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

permitted.  Accordingly, we plan to adopt this ASU on January 1, 2017.  Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.

(3)	Earnings per Share

Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method.  We had no participating securities during the three months ended March 31, 2015 and 2014.

Common stock equivalents of 105,796 and 386,975 for the three months ended March 31, 2015 and 2014, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Net income available to common stockholders for basic and diluted net income per common share	$105,692	$93,988
Denominator:
Weighted average common shares outstanding for basic net income per common share (a)	5,570,748	6,094,784
Weighted average impact of dilutive equity instruments	69,090	79,064
Weighted average shares for diluted net income per common share	5,639,838	6,173,848
Net income per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
(a)

During the three months ended March 31, 2014, 272,856 shares of common stock were reserved for conversion in connection with the 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”) and were considered to be anti-dilutive in our calculation of diluted net income per share.  The Exchangeable Notes were fully converted into shares of our common stock as of December 1, 2014.

(4)	Receivables, net

Receivables, net, includes customer accounts receivable, receivables from distributors and other receivables.

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

Receivables, net, consists of the following:

	March 31, 2015	December 31, 2014
Gross customer accounts receivable	$96,645	$101,634
Allowance for doubtful accounts	(7,350)	(7,815)
Customer accounts receivable, net	$89,295	$93,819
Receivables from distributors	108,137	105,731
Other receivables	21,989	21,029
Total receivables, net	$219,421	$220,579

(5)	Inventory, net

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

Inventory, net, consists of the following:

	March 31, 2015	December 31, 2014
Raw materials	$12,686	$12,150
Finished goods	21,258	17,971
Allowance for obsolescence	(11,007)	(10,724)
Total inventory, net	$22,937	$19,397

(6)	Goodwill

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

As of March 31, 2015, there were no indicators of impairment and no impairment loss was recorded for goodwill during the three months ended March 31, 2015 and 2014.  As of March 31, 2015, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the "Merger") between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. ("XM"), was $4,766,190, which was recognized during the year ended December 31, 2008.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

(7)	Intangible Assets

Our intangible assets include the following:

		March 31, 2015			December 31, 2014
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(313,820)	66,180	380,000	(305,755)	74,245
OEM relationships	15 years	220,000	(20,778)	199,222	220,000	(17,111)	202,889
Licensing agreements	12 years	45,289	(24,211)	21,078	45,289	(23,290)	21,999
Proprietary software	8 years	27,215	(16,206)	11,009	27,215	(15,691)	11,524
Developed technology	10 years	2,000	(1,333)	667	2,000	(1,283)	717
Leasehold interests	7.4 years	132	(119)	13	132	(114)	18
Total intangible assets		$3,008,290	$(376,467)	$2,631,823	$3,008,290	$(363,244)	$2,645,046

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

Our annual impairment assessment of our indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.  If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized.  As of March 31, 2015, there were no indicators of impairment, and no impairment loss was recorded for intangible assets with indefinite lives during the three months ended March 31, 2015 and 2014.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

Definite Life Intangible Assets

Amortization expense for all definite life intangible assets was $13,223 and $14,084 for the three months ended March 31, 2015 and 2014, respectively.  Expected amortization expense for the remaining period in 2015, each of the fiscal years 2016 through 2019 and for periods thereafter is as follows:

Years ending December 31,	Amount
2015 (remaining)	$38,477
2016	48,545
2017	34,882
2018	19,463
2019	19,026
Thereafter	137,776
Total definite life intangible assets, net	$298,169

(8)	Property and Equipment

Property and equipment, net, consists of the following:

	March 31, 2015	December 31, 2014
Satellite system	$2,397,611	$2,397,611
Terrestrial repeater network	109,293	108,341
Leasehold improvements	48,801	48,677
Broadcast studio equipment	61,568	61,306
Capitalized software and hardware	360,252	340,738
Satellite telemetry, tracking and control facilities	73,044	71,268
Furniture, fixtures, equipment and other	78,316	78,237
Land	38,411	38,411
Building	59,393	59,373
Construction in progress	147,768	155,716
Total property and equipment	3,374,457	3,359,678
Accumulated depreciation and amortization	(1,896,800)	(1,849,566)
Property and equipment, net	$1,477,657	$1,510,112

Construction in progress consists of the following:

	March 31, 2015	December 31, 2014
Satellite system	$12,912	$12,912
Terrestrial repeater network	44,733	48,406
Capitalized software	73,719	77,755
Other	16,404	16,643
Construction in progress	$147,768	$155,716

Depreciation expense on property and equipment was $51,804 and $54,183 for the three months ended March 31, 2015 and 2014, respectively.  We retired property and equipment of $4,571 and $3,500 during the three months ended March 31, 2015 and 2014, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

Satellites

We currently own a fleet of nine operating satellites. The chart below provides certain information on these satellites:

Satellite Description	Year Delivered	Estimated End of Depreciable Life
FM-1*	2000	2013
FM-2*	2000	2013
FM-3	2000	2015
FM-5	2009	2024
FM-6	2013	2028
XM-1*	2001	2013
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025

* Satellite is fully depreciated and is still in operation.

(9)	Related Party Transactions

In the normal course of business, we enter into transactions with related parties.  Our related parties include:

Liberty Media

Liberty Media has beneficially owned over 50% of our outstanding common stock since January 2013 and has two executives and one director on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500,000 of our common stock from Liberty Media.  On April 25, 2014, we completed the final purchase installment under this share repurchase agreement and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share.  As there were certain terms in the forward purchase contract that could have caused the obligation to not be fulfilled, the instrument was recorded as a liability and was marked to fair value with $27,023 recorded to Loss on change in value of derivatives within our unaudited consolidated statements of comprehensive income during the three months ended March 31, 2014.

We recognized Interest expense of $277 during the three months ended March 31, 2014 associated with the portion of the Exchangeable Notes held by Liberty Media through November 2014.

Sirius XM Canada

We hold an equity method investment in Sirius XM Canada.  We own approximately 47,300 of Sirius XM Canada’s Class A shares on a converted basis, representing a 36.9% equity interest and a 24.9% voting interest.  We primarily provide programming and content services to Sirius XM Canada.

We had the following related party balances associated with Sirius XM Canada:

	March 31, 2015	December 31, 2014
Related party current assets	$3,374	$4,344
Related party long-term assets	$—	$3,000
Related party current liabilities	$4,860	$4,340
Related party long-term liabilities	$12,925	$13,635

Our related party current asset balances primarily consist of programming and chipset costs for which we are reimbursed.  Our related party long-term asset balances primarily include our investment balance in Sirius XM Canada.  Our related party liabilities as of March 31, 2015 and December 31, 2014 included $2,776 for the current portion of deferred revenue and $12,721 and $13,415, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.  As of March 31, 2015, we had $6,946

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

in losses related to our investment in Sirius XM Canada that we had not recorded in our unaudited consolidated financial statements since our investment balance is zero.  Future equity income will be offset by these losses.

We recorded the following revenue and investment income associated with Sirius XM Canada in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended March 31,
	2015	2014
Revenue (a)	$13,517	$11,781
Investment income
Share of net earnings (b)	$—	$4,326
Dividends (c)	$976	$—
(a)

Under our agreements with Sirius XM Canada, we receive a percentage-based royalty for certain types of subscription revenue earned by Sirius XM Canada for the distribution of Sirius and XM channels, royalties for activation fees and reimbursements for other charges.  We record revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income.

(b)

We recognize our proportionate share of earnings or losses of Sirius XM Canada as they occur as a component of Interest and investment income in our unaudited consolidated statements of comprehensive income on a one month lag.  This amount includes amortization related to the equity method intangible assets of $0 and $363 for the three months ended March 31, 2015 and 2014, respectively.

(c)

Sirius XM Canada declared dividends to us of $3,977 and $4,445 during the three months ended March 31, 2015 and 2014, respectively. These dividends were first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Interest and investment income for the remaining portion.

(10)	Investments

Long Term Restricted Investments

Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of our office space.  As of March 31, 2015 and December 31, 2014, our Long-term restricted investments were $9,888 and $5,922, respectively.  During the three months ended March 31, 2015, we increased our letters of credit by $3,966 associated with leased office space.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

(11)	Debt

Our debt as of March 31, 2015 and December 31, 2014 consisted of the following:

						Carrying value at (a)
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount	March 31, 2015	December 31, 2014
Sirius XM (b)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November 15	$500,000	$495,714	$495,529
Sirius XM (b)	September 2013	5.875% Senior Notes (the "5.875% Notes")	October 1, 2020	semi-annually on April 1 and October 1	650,000	644,017	643,790
Sirius XM (b)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	600,000	595,245	595,091
Sirius XM (b)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May 15 and November 15	500,000	495,235	495,116
Sirius XM (b)	May 2014	6.00% Senior Notes (the "6.00% Notes")	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,484,230	1,483,918
Sirius XM (b)(c)	March 2015	5.375% Senior Notes (the "5.375% Notes")	April 15, 2025	semi-annually on April 15 and October 15	1,000,000	988,808	—
Sirius XM (b)(d)	August 2012	5.25% Senior Secured Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	400,000	395,276	395,147
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	December 5, 2017	variable fee paid quarterly	1,250,000	—	380,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	10,907	12,754
Total Debt						5,109,432	4,501,345
Less: total current maturities						7,546	7,482
Total long-term debt						$5,101,886	$4,493,863
(a)	The carrying value of the notes are net of the remaining unamortized original issue discount.
(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.
(c)	In March 2015, Sirius XM issued $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2025, with an original issuance discount of $11,250.
(d)	The liens securing the 5.25% Notes are equal and ratable to the liens granted to secure the Credit Facility.
(e)

In December 2012, Sirius XM entered into a five-year Credit Facility with a syndicate of financial institutions for $1,250,000. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Borrowings under the Credit Facility are used for working capital and other general corporate purposes, including dividends, financing of acquisitions and share repurchases.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.30% per annum as of March 31, 2015.  As of March 31, 2015, $1,250,000 was available for future borrowing under the Credit Facility.  Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.

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

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

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

At March 31, 2015 and December 31, 2014, we were in compliance with our debt covenants.

(12)	Stockholders’ Equity

Common Stock, par value $0.001 per share

We are authorized to issue up to 9,000,000 shares of common stock. There were 5,513,664 and 5,653,529 shares of common stock issued and 5,507,239 and 5,646,119 shares outstanding on March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, 277,487 shares of common stock were reserved for issuance in connection with warrants, incentive stock based awards and common stock to be granted to members of our board of directors, employees and third parties.

Stock Repurchase Program

Since December 2012, our board of directors has approved for repurchase an aggregate of $6,000,000 our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of March 31, 2015, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1,402,992 shares for $4,819,232, and $1,180,768 remained available under our stock repurchase program.

The following table summarizes our share repurchase activity for the three months ended:

	March 31, 2015		March 31, 2014
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market and Privately Negotiated Repurchases (a)	143,717	$534,040	39,500	$128,682
Total Repurchases	143,717	$534,040	39,500	$128,682
(a)

As of March 31, 2015, $24,858 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders' equity.

Preferred Stock, par value $0.001 per share

We are authorized to issue up to 50,000 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of March 31, 2015 and December 31, 2014.

Warrants

We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements.  As of March 31, 2015 and December 31, 2014, 16,667 warrants to acquire an equal number of shares of common stock were outstanding and fully vested.  At March 31, 2015 and December 31, 2014, the exercise price of outstanding warrants was $2.50 per share.  In March 2015, we extended the expiration date for these outstanding warrants for 60 days which resulted in an insignificant incremental warrant related expense.  We did not incur warrant related expenses during the three months ended March 31, 2014.  Warrants were included in our calculation of diluted net income per common share as the effect was dilutive for the three months ended March 31, 2015 and 2014.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

(13)	Benefit Plans

We recognized share-based payment expense of $19,417 and $18,240 for the three months ended March 31, 2015 and 2014, respectively.

2009 Long-Term Stock Incentive Plan

In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan.  The 2009 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate.  Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards.  Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement.  Stock options generally expire ten years from the date of grant.  Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of March 31, 2015, 21,668 shares of common stock were available for future grants under the 2009 Plan.

Other Plans

We maintain three other share-based benefit plans — the XM 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan and the XM 1998 Shares Award. No further awards may be made under these plans, and all outstanding awards are fully vested.

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

For the Three Months Ended March 31,
2014
Risk-free interest rate	1.3%
Expected life of options — years	3.98
Expected stock price volatility	36%
Expected dividend yield	0%

There were no options granted to employees or members of our board of directors during the three months ended March 31, 2015.  There were no options granted to third parties during the three months ended March 31, 2015 and 2014.  We do not intend to pay regular dividends on our common stock.  Accordingly, the dividend yield percentage used in the Black-Scholes-Merton option value was zero for all periods.

The following table summarizes stock option activity under our share-based plans for the three months ended March 31, 2015:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	267,854	$2.72
Granted	—	$—
Exercised	(14,654)	$1.65
Forfeited, cancelled or expired	(3,856)	$5.64
Outstanding as of March 31, 2015	249,344	$2.73	6.96	$287,147
Exercisable as of March 31, 2015	105,475	$2.26	5.10	$180,876

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2014 was $1.08.  The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $30,952 and $11,528, respectively.  During the three months ended March 31, 2015, the number of shares which were issued as a result of stock option exercises was 4,837.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

We recognized share-based payment expense associated with stock options of $16,691 and $16,615 for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes the nonvested restricted stock unit activity under our share-based plans for the three months ended March 31, 2015:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2014	11,575	$3.47
Granted	—	$—
Vested	—	$—
Forfeited	(99)	$3.46
Nonvested as of March 31, 2015	11,476	$3.47

The weighted average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2014 was $3.70.  There was no vesting of restricted stock units during three months ended March 31, 2015 and 2014.

We recognized share-based payment expense associated with restricted stock units of $2,726 and $1,625 during the three months ended March 31, 2015 and 2014, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units granted to employees and members of our board of directors at March 31, 2015 and December 31, 2014, net of estimated forfeitures, were $142,748 and $162,985, respectively.  The total unrecognized compensation costs at March 31, 2015 are expected to be recognized over a weighted-average period of 2.5 years.

401(k) Savings Plan

Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Beginning in January 2014, our cash employer matching contributions were no longer used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We contributed $3,027 and $1,879 during three months ended March 31, 2015 and 2014, respectively, to the Sirius XM Plan in fulfillment of our matching obligation.

(14)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of March 31, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total
Debt obligations	$5,635	$4,265	$928	$79	$—	$5,150,000	$5,160,907
Cash interest payments	190,804	285,703	286,315	281,813	281,813	1,007,375	2,333,823
Satellite and transmission	12,809	4,594	3,643	4,170	4,187	12,719	42,122
Programming and content	162,165	114,617	79,276	61,580	48,333	60,000	525,971
Marketing and distribution	16,887	13,149	9,175	8,388	6,218	1,538	55,355
Satellite incentive payments	8,710	12,367	13,296	14,302	10,652	43,527	102,854
Operating lease obligations	33,644	44,877	38,706	37,176	32,584	208,726	395,713
Other	57,778	16,714	4,959	902	150	50	80,553
Total (1)	$488,432	$496,286	$436,298	$408,410	$383,937	$6,483,935	$8,697,298
(1)	The table does not include our reserve for uncertain tax positions, which at March 31, 2015 totaled $1,432, as the specific timing of any cash payments cannot be projected with reasonable certainty.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

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

Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments with respect to XM-3 and XM-4 meeting their fifteen-year design life.  Boeing may also be entitled to additional incentive payments up to $10,000 if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Space Systems/Loral, the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments with respect to XM-5, FM-5 and FM-6 meeting their fifteen-year design life.

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

Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors, including subscriber growth, and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions.  The cost of our stock acquired from a third-party financial institution but not paid for as of March 31, 2015 is included in this category.

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

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

remain significant factual issues to be determined or resolved; (vi) the relevant law is unsettled; or (vii) the proceedings involve novel or untested legal theories.  In such instances, there may be considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.

Pre-1972 Sound Recording Matters. We are a defendant in three class action suits and one additional suit, which were commenced in August and September 2013 and challenge our use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under California, New York and/or Florida law.  The plaintiffs in each of these suits purport to seek in excess of $100,000 in compensatory damages along with unspecified punitive damages and injunctive relief.   Accordingly, at this point we cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but we believe we have substantial defenses to the claims asserted.  We are defending these actions vigorously.

In September 2014, the United States District Court for the Central District of California ruled that the grant of “exclusive ownership” to the owner of a sound recording under California’s copyright statute included the exclusive right to control public performances of the sound recording.  The court further found that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion.  In October 2014, the Superior Court of the State of California for the County of Los Angeles adopted the Central District Court's interpretation of "exclusive ownership" under California's copyright statute.  That Court did not find that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion.  In November 2014, the United States District Court for the Southern District of New York ruled that sound recordings fixed before February 15, 1972 were entitled under various theories of New York common law to the benefits of a public performances right.  We are appealing the decisions issued by the United States District Court for the Southern District of New York and the Superior Court of the State of California for the County of Los Angeles, and intend to appeal the decision of the United States District Court for the Central District of California.

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

Telephone Consumer Protection Act Suits.  We are a defendant in several purported class action suits, which were commenced in February 2012, January 2013, January 2015 and April 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division, the United States District Court for the Southern District of California, and the United States District Court for the Northern District of Illinois that allege that we, or certain call center vendors acting on our behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  The plaintiffs in these actions allege, among other things, that we called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent and, in one of the actions, that we violated the TCPA’s call time

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

restrictions.  The plaintiffs in these suits are seeking various forms of relief, including statutory damages of five-hundred dollars for each violation of the TCPA or, in the alternative, treble damages of up to fifteen-hundred dollars for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future.  Plaintiffs in certain of these suits have filed a motion with the Judicial Panel on Multidistrict Litigation to transfer these purported class actions, and other allegedly related cases, to the United States District Court for the Northern District of Illinois for consolidated or coordinated pretrial proceedings.  We believe we have substantial defenses to the claims asserted in these actions, and we intend to defend them vigorously.

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

These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.), Brian Trenz v. Sirius XM Holdings, Inc. and Toyota Motor Sales, U.S.A., Inc., No. 15-cv-0044L-BLM (S.D. Cal) and Yefim Elikman v. Sirius XM Radio, Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.).  Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

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

(15)	Income Taxes

We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM.  Income tax expense for the three months ended March 31, 2015 and 2014 was $138,929 and $76,748, respectively.  We estimate our annual effective tax rate for the year ending December 31, 2015 will be 38.3%. Our effective tax rate for the three months ended March 31, 2015 was 56.8% primarily due to the effect of a tax law change in the District of Columbia which will reduce our future taxes.  As a result of this tax law change, we will use less of certain net operating losses in the future resulting in a $44,392 increase in our valuation allowance.

As of March 31, 2015 and December 31, 2014, we had a valuation allowance related to deferred tax assets of $49,387 and $4,995, respectively, that were not likely to be realized due to certain state net operating loss limitations and acquired net operating losses that we were not more likely than not going to utilize.

(16)	Subsequent Events

Stock Repurchase Program

For the period from April 1, 2015 to April 24, 2015, we repurchased 34,835 shares of our common stock for an aggregate purchase price of $136,616, including fees and commissions, on the open market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All amounts referenced in this Item 2 are in thousands, except per subscriber and per installation amounts, unless otherwise stated.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014.

Special Note Regarding Forward-Looking Statements

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, particularly the risk factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and “Management’s Discussion and Analysis of Financial Condition and Results or Operations” herein and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	we face substantial competition and that competition is likely to increase over time;
•	our ability to attract and retain subscribers in the future is uncertain;
•	our business depends in large part upon the auto industry;
•	general economic conditions can affect our business;
•	consumer protection laws and their enforcement could damage our business;
•	if we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer;
•	other existing or future government laws and regulations could harm our business;
•	failure of our satellites would significantly damage our business;
•	interruption or failure of our information technology and communications systems could negatively impact our results and our brand;
•	royalties for music rights have increased, there can be no assurance they will not continue to increase, and the market for music rights is changing and is subject to significant uncertainties;
•	the unfavorable outcome of pending or future litigation could have a material adverse effect;
•	we may not realize the benefits of acquisitions or other strategic initiatives;
•	rapid technological and industry changes could adversely impact our services;
•	failure of third parties to perform could adversely affect our business;
•	failure to comply with FCC requirements could damage our business;
•	we may from time to time modify our business plan, and these changes could adversely affect us and our financial condition;
•	we have a significant amount of indebtedness, and our revolving credit facility contains certain covenants that restrict our current and future operations;
•	our broadcast studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities;
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

Executive Summary

We broadcast music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over our Internet radio service, including through applications for mobile devices.  We are also a leader in providing connected vehicle services.  Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.  Subscribers and subscription related revenues and expenses associated with our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.

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

As of March 31, 2015, we had 27.7 million subscribers of which 22.9 million were self-pay subscribers and 4.8 million were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, and data services who do not also have satellite radio subscriptions.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly plan. We offer discounts for prepaid, longer term subscription plans, as well as a multiple subscription discount.  We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic and data services.

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

We also have a 36.9% equity interest in Sirius XM Canada which offers satellite radio services in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count.

Results of Operations

Set forth below are our results of operations for the three months ended March 31, 2015 compared with the three months ended March 31, 2014.

	Unaudited
	For the Three Months Ended March 31,		2015 vs 2014 Change
	2015	2014	Amount	%
Revenue:
Subscriber revenue	$911,470	$851,436	$60,034	7%
Advertising revenue	26,873	22,214	4,659	21%
Equipment revenue	24,841	23,978	863	4%
Other revenue	117,806	100,083	17,723	18%
Total revenue	1,080,990	997,711	83,279	8%
Operating expenses:
Cost of services:
Revenue share and royalties	212,978	195,411	17,567	9%
Programming and content	71,146	74,870	(3,724)	(5%)
Customer service and billing	92,097	91,069	1,028	1%
Satellite and transmission	21,304	21,380	(76)	0%
Cost of equipment	8,845	7,804	1,041	13%
Subscriber acquisition costs	122,260	123,022	(762)	(1%)
Sales and marketing	78,744	76,327	2,417	3%
Engineering, design and development	14,960	15,911	(951)	(6%)
General and administrative	79,823	76,243	3,580	5%
Depreciation and amortization	65,027	68,267	(3,240)	(5%)
Total operating expenses	767,184	750,304	16,880	2%
Income from operations	313,806	247,407	66,399	27%
Other income (expense):
Interest expense, net of amounts capitalized	(69,908)	(54,092)	(15,816)	(29%)
Interest and investment income	981	4,349	(3,368)	(77%)
Loss on change in value of derivatives	—	(27,023)	27,023	100%
Other (loss) income	(258)	95	(353)	(372%)
Total other expense	(69,185)	(76,671)	7,486	10%
Income before income taxes	244,621	170,736	73,885	43%
Income tax expense	(138,929)	(76,748)	(62,181)	(81%)
Net income	$105,692	$93,988	$11,704	12%

Our results of operations discussed below include the impact of purchase price accounting adjustments associated with the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (the "Merger"). The purchase price accounting adjustments related to the Merger, include the: (i) elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. The deferred credits on executory contracts attributable to third party arrangements with an OEM included in revenue share and royalties, subscriber acquisition costs, and sales and marketing concluded with the expiration of the acquired contract during 2014.  The impact of these purchase price accounting adjustments is detailed in our Adjusted Revenues and Operating Expenses tables on pages 34 through 35 of our glossary.

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

For the three months ended March 31, 2015 and 2014, subscriber revenue was $911,470 and $851,436, respectively, an increase of 7%, or $60,034.  The increase was primarily attributable to an increase in the daily weighted average number of subscribers and the elimination of certain discounts previously offered to subscribers.

We expect subscriber revenues to increase based on the growth of our subscriber base, including connected vehicle subscribers, the effects of an increase in certain of our subscription rates and the sale of additional services to subscribers.

Advertising Revenue includes the sale of advertising on certain non-music channels.

For the three months ended March 31, 2015 and 2014, advertising revenue was $26,873 and $22,214, respectively, an increase of 21%, or $4,659. The increase was primarily due to a greater number of advertising spots sold and broadcast as well as increased rates per spot.

We expect our advertising revenue to continue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

For the three months ended March 31, 2015 and 2014, equipment revenue was $24,841 and $23,978, respectively, an increase of 4%, or $863. The increase was driven by higher sales to distributors, offset by lower OEM revenues due to lower per unit royalty rates.

We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume of equipment sales in our aftermarket and direct to consumer business.

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.

For the three months ended March 31, 2015 and 2014, other revenue was $117,806 and $100,083, respectively, an increase of 18%, or $17,723.  The increase was driven by revenues from the U.S. Music Royalty Fee due to an increase in the rate along with an increase in subscribers, and higher revenue generated from our connected vehicle business.

We expect other revenue to increase as our growing subscriber base drives higher U.S. Music Royalty Fees.

Operating Expenses

Revenue Share and Royalties include distribution and content provider revenue share, royalties for broadcasting performance content and web streaming, and advertising revenue share.

For the three months ended March 31, 2015 and 2014, revenue share and royalties were $212,978 and $195,411, respectively, an increase of 9%, or $17,567, and remained flat as a percentage of total revenue. The increase was due, in part, to greater revenues subject to royalty and revenue sharing arrangements and a 5.3% increase in the statutory royalty rate for the performance of sound recordings.

We expect our revenue share and royalty costs to increase as our revenues grow and our royalty rates increase.  As determined by the Copyright Royalty Board's decision, we have paid or will pay royalties for the use of certain sound recordings on our satellite radio service of 9.5%, 10.0% and 10.5% in 2014, 2015 and 2016, respectively.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.

For the three months ended March 31, 2015 and 2014, programming and content expenses were $71,146 and $74,870, respectively, a decrease of 5%, or $3,724, and decreased as a percentage of total revenue.  The decrease was primarily due to the termination of certain agreements.

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

For the three months ended March 31, 2015 and 2014, customer service and billing expenses were $92,097 and $91,069, respectively, an increase of 1%, or $1,028, but decreased as a percentage of total revenue.  The increase was primarily due to higher costs associated with our connected vehicle business and a higher subscriber base driving increased transaction fees, partially offset by efficiencies attained in our call centers.

We expect our customer service and billing expenses to increase as our subscriber base grows.

Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; broadcast studios; and delivery of our Internet streaming service.

For the three months ended March 31, 2015 and 2014, satellite and transmission expenses were $21,304 and $21,380, respectively, a decrease of less than 1%, or $76, but remained flat as a percentage of total revenue.  The slight decrease was primarily due to lower satellite insurance costs, partially offset by costs associated with our Internet streaming operations.

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

For the three months ended March 31, 2015 and 2014, cost of equipment was $8,845 and $7,804, respectively, an increase of 13%, or $1,041, and increased as a percentage of equipment revenue. The increase was primarily due to higher sales to distributors.

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

For the three months ended March 31, 2015 and 2014, subscriber acquisition costs were $122,260 and $123,022, respectively, a decrease of 1%, or $762, and decreased as a percentage of total revenue. Improved OEM subsidy rates per vehicle and improved chipset subsidy rates were partially offset by increased costs related to a larger number of satellite radio installations in new vehicles.

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

For the three months ended March 31, 2015 and 2014, sales and marketing expenses were $78,744 and $76,327, respectively, an increase of 3%, or $2,417, but decreased as a percentage of total revenue. The increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, partially offset by lower personnel costs.

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

For the three months ended March 31, 2015 and 2014, engineering, design and development expenses were $14,960 and $15,911, respectively, a decrease of 6%, or $951, but remained flat as a percentage of total revenue.  The decrease was driven primarily by lower product development costs.

We expect engineering, design and development expenses to increase in future periods as we continue to develop our products and services.

General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.

For the three months ended March 31, 2015 and 2014, general and administrative expenses were $79,823 and $76,243, respectively, an increase of 5%, or $3,580, but decreased as a percentage of total revenue.  The increase was primarily driven by higher litigation costs and personnel costs, partially offset by lower legal and investment banking expenses related to the Liberty Media proposal incurred during the first quarter of 2014.

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

For the three months ended March 31, 2015 and 2014, depreciation and amortization expense was $65,027 and $68,267, respectively, a decrease of 5%, or $3,240, and decreased as a percentage of total revenue. The decrease was driven by a reduction of amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives and certain satellites reaching the end of their estimated service lives.

Other Income (Expense)

Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt.

For the three months ended March 31, 2015 and 2014, interest expense was $69,908 and $54,092, respectively, an increase of 29%, or $15,816. The increase was primarily due to higher average debt during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increase was partially offset by lower average interest rates resulting from the repayment and conversion of higher interest rate debt during 2014.

We expect interest expense to increase in future periods to the extent our total debt outstanding increases.

Interest and Investment Income includes realized gains and losses, interest income, and our share of the income or loss of Sirius XM Canada.

For the three months ended March 31, 2015 and 2014, interest and investment income was $981 and $4,349, respectively.  The income for the three months ended March 31, 2015 was driven by the dividends received from Sirius XM Canada in excess of our investment.  The income for the three months ended March 31, 2014 was driven by our share of Sirius XM Canada’s net income and gain from the conversion of certain debentures into shares of Sirius XM Canada, partially offset by the amortization expense related to our equity method intangible assets.

Loss on Change in Value of Derivatives represents the change in fair value of the commitments under the share repurchase agreement with Liberty Media, which are accounted for as a derivative.

For the three months ended March 31, 2014, the loss on change in value of derivatives was $27,023.  The loss in 2014 resulted from a change in the market value of our common stock to be purchased under the share repurchase agreement with Liberty Media.  On April 25, 2014, we completed the final purchase installment under this share repurchase agreement and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share.  There was no such loss for the three months ended March 31, 2015.

Income Taxes

Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

For the three months ended March 31, 2015 and 2014, income tax expense was $138,929 and $76,748, respectively.  Our effective tax rate for the three months ended March 31, 2015 was 56.8% primarily due to the effect of a tax law change in the District of Columbia which will reduce our future taxes.  As a result of this tax law change, we will use less of certain net operating losses in the future resulting in a $44,392 increase in our valuation allowance.  We estimate our annual effective tax rate for the year ending December 31, 2015 will be 38.3%.  Our effective tax rate for the three months ended March 31, 2014 was 45.0% primarily due to the impact of the loss on the change in fair value of the derivative related to the share repurchase agreement with Liberty Media.

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

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, these Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 33 through 36) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.  The following table contains our key operating metrics based on our adjusted results of operations for the three months ended March 31, 2015 and 2014. Subscribers and subscription related revenues and expenses associated with our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics:

	Unaudited
	For the Three Months Ended March 31,
	2015	2014
Self-pay subscribers	22,917	21,255
Paid promotional subscribers	4,826	4,571
Ending subscribers (a)	27,742	25,826
Self-pay subscribers	394	173
Paid promotional subscribers	37	93
Net additions (a)	431	267
Daily weighted average number of subscribers	27,406	25,602
Average self-pay monthly churn	1.8%	1.9%
New vehicle consumer conversion rate	40%	42%

ARPU	$12.26	$12.18
SAC, per installation	$33	$35
Customer service and billing expenses, per average subscriber	$1.01	$1.09
Free cash flow	$276,232	$222,789
Adjusted EBITDA	$399,227	$334,782
(a)	Note: Amounts may not sum as a result of rounding.

Subscribers. At March 31, 2015, we had 27.7 million subscribers, an increase of 1.9 million subscribers, or 7%, from the 25.8 million subscribers as of March 31, 2014.

For the three months ended March 31, 2015 and 2014, net additions were 431 thousand and 267 thousand, respectively, an increase of 164 thousand, or 61%.  The increase in subscribers was primarily due to increases in trial conversions and lower voluntary churn, partially offset by higher deactivations related to vehicle turnover.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 33 through 36 for more details.)

For the three months ended March 31, 2015 and 2014, our average self-pay monthly churn rate was 1.8% and 1.9%, respectively.   The decrease was due to improvements in voluntary churn partially offset by increased migrations of existing self-pay subscribers to unpaid trials.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 33 through 36 for more details).

For the three months ended March 31, 2015 and 2014, the new vehicle consumer conversion rate was 40% and 42%, respectively.   The decrease in the new vehicle consumer conversion rate was primarily due to an increased penetration rate and lower conversion of first-time satellite enabled car buyers and lessees.

ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services business), net advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 33 through 36 for more details.)

For the three months ended March 31, 2015 and 2014, ARPU was $12.26 and $12.18, respectively. The increase was driven primarily by the contribution of the U.S. Music Royalty Fee and the elimination of certain discounts offered to subscribers. The positive result was partially offset by growth in subscription discounts offered through customer acquisition and retention programs, and a shift to longer-term promotional data service plans with lower rates.

SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, excluding purchase price accounting adjustments, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 33 through 36 for more details.)

For the three months ended March 31, 2015 and 2014, SAC, per installation, was $33 and $35, respectively.  The decrease was primarily due to improvements in contractual OEM rates.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 33 through 36 for more details.)

For the three months ended March 31, 2015 and 2014, customer service and billing expenses, per average subscriber, were $1.01 and $1.09, respectively. The decrease was primarily driven by efficiencies attained in our call centers as well as lower subscriber contacts.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, and restricted and other investment activity. (For a reconciliation to GAAP see the accompanying glossary on pages 33 through 36 for more details.)

For the three months ended March 31, 2015 and 2014, free cash flow was $276,232 and $222,789, respectively, an increase of $53,443 or 24%. The increase was primarily driven by higher net cash provided by operating activities from improved operating performance, and higher collections from subscribers, partially offset by higher interest payments.

Adjusted EBITDA. EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other income and expense, losses on extinguishment of debt, loss on change in value of derivatives as well as certain other non-cash charges, such as certain purchase price accounting adjustments and share-based payment expense. (For a reconciliation to GAAP see the accompanying glossary on pages 33 through 36 for more details.)

For the three months ended March 31, 2015 and 2014, adjusted EBITDA was $399,227 and $334,782, respectively, an increase of 19%, or $64,445. The increase was due to growth in adjusted revenues primarily as a result of the increase in our subscriber base and certain of our subscription rates, improved OEM subsidy rates per vehicle, and the termination of certain programming agreements; partially offset by higher costs associated with the growth in our revenues and subscriber base.

Liquidity and Capital Resources

Cash Flows for three months ended March 31, 2015 compared with the three months ended March 31, 2014.

As of March 31, 2015 and December 31, 2014, we had $482,043 and $147,724, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	Unaudited
	For the Three Months Ended March 31,
	2015	2014	2015 vs 2014
Net cash provided by operating activities	$310,029	$251,390	$58,639
Net cash used in investing activities	(33,797)	(27,457)	(6,340)
Net cash provided by (used in) financing activities	58,087	(237,567)	295,654
Net increase (decrease) in cash and cash equivalents	334,319	(13,634)	347,953
Cash and cash equivalents at beginning of period	147,724	134,805	12,919
Cash and cash equivalents at end of period	$482,043	$121,171	$360,872

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities increased by $58,639 to $310,029 for the three months ended March 31, 2015 from $251,390 for the three months ended March 31, 2014.

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

Cash Flows Used in Investing Activities

Cash flows used in investing activities are primarily due to additional spending to improve our terrestrial repeater network and for capitalized software. We expect to continue to incur significant costs to improve our terrestrial repeater network and broadcast and administrative infrastructure.  In 2015, our cash flows used in investing activities also included an increase to our letters of credit issued for the benefit of lessors of our office space.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by (used in) financing activities consists of the issuance and repayment of long-term debt, cash used in our stock option program and the purchase of common stock under our share repurchase program.  Proceeds from long-term debt, related party debt and equity issuances have been used to fund our operations, construct and launch new satellites and invest in other infrastructure improvements.

Cash flows provided by financing activities in 2015 were due to the issuance of $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2025 and borrowings under the Credit Facility.  Cash flows used in financing activities in 2015 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $535,216 and repayments under the Credit Facility.  Cash flows used in financing activities in 2014 were primarily due to repayments under the Credit Facility and the purchase and retirement of shares of our common stock under our repurchase program for $81,069.

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

As of March 31, 2015, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1,402,992 shares for $4,819,232, and $1,180,768 remained available under our stock repurchase program.  We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and future borrowings.

Debt Covenants

The indentures governing Sirius XM's senior notes, and the agreement governing Sirius XM's Credit Facility include restrictive covenants.  As of March 31, 2015, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

For a discussion of our "Critical Accounting Policies and Estimates," refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes to our critical accounting policies and estimates since December 31, 2014.

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

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statements of comprehensive income of certain expenses, including share-based payment expense and certain purchase price accounting for the Merger. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure.  Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net income as disclosed in our unaudited consolidated statements of comprehensive income. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income to the adjusted EBITDA is calculated as follows:

	Unaudited
	For the Three Months Ended March 31,
	2015	2014
Net income (GAAP):	$105,692	$93,988
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 34-35)	1,813	1,813
Operating expenses (see pages 34-35)	(836)	(945)
Share-based payment expense (GAAP)	19,417	18,240
Depreciation and amortization (GAAP)	65,027	68,267
Interest expense, net of amounts capitalized (GAAP)	69,908	54,092
Interest and investment income (GAAP)	(981)	(4,349)
Loss on change in value of derivatives (GAAP)	—	27,023
Other loss (income) (GAAP)	258	(95)
Income tax expense (GAAP)	138,929	76,748
Adjusted EBITDA	$399,227	$334,782

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments from the Merger and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees.  The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the three months ended March 31, 2015 and 2014:

	Unaudited For the Three Months Ended March 31, 2015
	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$911,470	$—	$—	$911,470
Advertising revenue	26,873	—	—	26,873
Equipment revenue	24,841	—	—	24,841
Other revenue	117,806	1,813	—	119,619
Total revenue	$1,080,990	$1,813	$—	$1,082,803
Operating expenses
Cost of services:
Revenue share and royalties	$212,978	$—	$—	$212,978
Programming and content	71,146	836	(2,227)	69,755
Customer service and billing	92,097	—	(695)	91,402
Satellite and transmission	21,304	—	(937)	20,367
Cost of equipment	8,845	—	—	8,845
Subscriber acquisition costs	122,260	—	—	122,260
Sales and marketing	78,744	—	(3,744)	75,000
Engineering, design and development	14,960	—	(2,134)	12,826
General and administrative	79,823	—	(9,680)	70,143
Depreciation and amortization (a)	65,027	—	—	65,027
Share-based payment expense	—	—	19,417	19,417
Total operating expenses	$767,184	$836	$—	$768,020

(a)

Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended March 31, 2015 was $9,000.

	Unaudited For the Three Months Ended March 31, 2014
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

ARPU - is derived from total earned subscriber revenue, advertising revenue and other subscription-related revenue, excluding revenue associated with our connected vehicle business, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee.  ARPU is calculated as follows:

	Unaudited
	For the Three Months Ended March 31,
	2015	2014
Subscriber revenue, excluding connected vehicle (GAAP)	$888,381	$832,804
Add: advertising revenue (GAAP)	26,873	22,214
Add: other subscription-related revenue (GAAP)	92,654	80,768
	$1,007,908	$935,786
Daily weighted average number of subscribers	27,406	25,602
ARPU	$12.26	$12.18

Average self-pay monthly churn - is defined as the monthly average of self-pay deactivations for the period divided by the average number of self-pay subscribers for the period.

Customer service and billing expenses, per average subscriber - is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. We believe the exclusion of share-based payment expense in our calculation of customer service and billing expenses, per average subscriber, is useful as share-based payment expense is not directly related to the operational conditions that give rise to variations in the components of our customer service and billing expenses. Customer service and billing expenses, per average subscriber, is calculated as follows:

	Unaudited
	For the Three Months Ended March 31,
	2015	2014
Customer service and billing expenses, excluding connected vehicle (GAAP)	$84,061	$84,103
Less: share-based payment expense (GAAP)	(695)	(577)
	$83,366	$83,526
Daily weighted average number of subscribers	27,406	25,602
Customer service and billing expenses, per average subscriber	$1.01	$1.09

Free cash flow - is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity.  Free cash flow is calculated as follows:

	Unaudited
	For the Three Months Ended March 31,
	2015	2014
Cash Flow information
Net cash provided by operating activities	$310,029	$251,390
Net cash used in investing activities	$(33,797)	$(27,457)
Net cash provided by (used in) financing activities	$58,087	$(237,567)
Free Cash Flow
Net cash provided by operating activities	$310,029	$251,390
Additions to property and equipment	(29,831)	(28,601)
Purchases of restricted and other investments	(3,966)	—
Free cash flow	$276,232	$222,789

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

Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories, excluding purchase price accounting adjustments, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit of amortization of deferred credits on executory contracts recognized at the Merger date attributable to an OEM. SAC, per installation, is calculated as follows:

	Unaudited
	For the Three Months Ended March 31,
	2015	2014
Subscriber acquisition costs (GAAP)	$122,260	$123,022
Less: margin from direct sales of radios and accessories (GAAP)	(15,996)	(16,174)
	$106,264	$106,848
Installations	3,221	3,079
SAC, per installation	$33	$35

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As of March 31, 2015, we did not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, certificates of deposit and investments in debt and equity securities of other entities.  We classify our investments in marketable securities as available-for-sale.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

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

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below.  These claims are at various stages of arbitration or adjudication.

Pre-1972 Sound Recording Matters.  We are a defendant in three class action suits and one additional suit, which were commenced in August and September 2013 and challenge our use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 under California, New York and/or Florida law.  The plaintiffs in each of these suits purport to seek in excess of $100 million in compensatory damages along with unspecified punitive damages and injunctive relief.   Accordingly, at this point we cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but we believe we have substantial defenses to the claims asserted.  We are defending these actions vigorously.

In September 2014, the United States District Court for the Central District of California ruled that the grant of “exclusive ownership” to the owner of a sound recording under California’s copyright statute included the exclusive right to control public performances of the sound recording.  The court further found that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion.  In October 2014, the Superior Court of the State of California for the County of Los Angeles adopted the Central District Court's interpretation of "exclusive ownership" under California's copyright statute.  That Court did not find that the unauthorized public performance of sound recordings violated California laws on unfair competition, misappropriation and conversion.  In November 2014, the United States District Court for the Southern District of New York ruled that sound recordings fixed before February 15, 1972 were entitled under various theories of New York common law to the benefits of a public performances right.  We are appealing the decisions issued by the United States District Court for the Southern District of New York and the Superior Court of the State of California for the County of Los Angeles, and intend to appeal the decision of the United States District Court for the Central District of California.

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

Telephone Consumer Protection Act Suits.  We are a defendant in several purported class action suits, which were commenced in February 2012, January 2013, January 2015 and April 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division, the United States District Court for the Southern District of California, and the United States District Court for the Northern District of Illinois that allege that we, or certain call center vendors acting on our behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  The plaintiffs in these actions allege, among other things, that we called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent and, in one of the actions, that we violated the TCPA’s call time restrictions.  The plaintiffs in these suits are seeking various forms of relief, including statutory damages of five-hundred dollars for each violation of the TCPA or, in the alternative, treble damages of up to fifteen-hundred dollars for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future.  Plaintiffs in certain of these suits have filed a motion with the Judicial Panel on Multidistrict Litigation to transfer these purported class actions, and other allegedly related cases, to the United States District Court for the Northern District of Illinois for consolidated or coordinated pretrial proceedings.  We believe we have substantial defenses to the claims asserted in these actions, and we intend to defend them vigorously.

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

These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.), Brian Trenz v. Sirius XM Holdings, Inc. and Toyota Motor Sales, U.S.A., Inc., No. 15-cv-0044L-BLM (S.D. Cal) and Yefim Elikman v. Sirius XM Radio, Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.). Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

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

There have been no material changes to the risk factors previously disclosed in response to Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since December 2012, our board of directors has approved for repurchase an aggregate of $6.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of March 31, 2015, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1.4 billion shares for $4.8 billion, and $1.2 billion remained available under our stock repurchase program.  The size and timing of our repurchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2015 - January 31, 2015	65,425,873	$3.53	65,425,873	$1,483,781,100
February 1, 2015 - February 28, 2015	35,723,679	$3.83	35,723,679	$1,347,121,259
March 1, 2015 - March 31, 2015	42,567,519	$3.91	42,567,519	$1,180,767,704
Total	143,717,071	$3.72	143,717,071
(a)	These amounts include fees and commissions associated with shares repurchased. All of these repurchases were made pursuant to our share repurchase program.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April 2015.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

4.1

Indenture, dated as of March 6, 2015, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on March 6, 2015).

4.2

Amendment No. 1, dated as of March 30, 2015, to the Common Stock Purchase Warrants, each dated January 27, 2009, issued by Sirius XM Holdings Inc., the successor to Sirius XM Radio Inc., to NFL Enterprises LLC (filed herewith).

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

101.1

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2015 and 2014; (ii) Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2015 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014; and (v) Combined Notes to Consolidated Financial Statements (Unaudited).

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