Form 10-Q
period 2015-06-30
SIRIUS XM HOLDINGS INC.
filed 2015-07-28
CIK 908937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 24, 2015)
COMMON STOCK, $0.001 PAR VALUE	5,323,245,038	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue:
Subscriber revenue	$940,077	$878,160	$1,851,547	$1,729,596
Advertising revenue	28,839	25,498	55,712	47,712
Equipment revenue	29,263	27,616	54,104	51,594
Other revenue	125,031	104,071	242,837	204,154
Total revenue	1,123,210	1,035,345	2,204,200	2,033,056
Operating expenses:
Cost of services:
Revenue share and royalties	331,517	200,221	544,495	395,632
Programming and content	69,370	69,570	140,516	144,440
Customer service and billing	91,932	90,092	184,029	181,161
Satellite and transmission	21,714	21,272	43,018	42,651
Cost of equipment	10,930	12,030	19,775	19,834
Subscriber acquisition costs	136,504	124,407	258,764	247,429
Sales and marketing	86,493	77,759	165,237	154,086
Engineering, design and development	16,088	15,630	31,048	31,541
General and administrative	72,137	72,582	151,960	148,825
Depreciation and amortization	67,096	67,204	132,123	135,471
Total operating expenses	903,781	750,767	1,670,965	1,501,070
Income from operations	219,429	284,578	533,235	531,986
Other income (expense):
Interest expense, net of amounts capitalized	(75,380)	(67,521)	(145,288)	(121,613)
Interest and investment income (loss)	4,032	(1,066)	5,013	3,283
Loss on change in value of derivatives	—	(7,463)	—	(34,485)
Other income (loss)	189	(1,745)	(69)	(1,652)
Total other expense	(71,159)	(77,795)	(140,344)	(154,467)
Income before income taxes	148,270	206,783	392,891	377,519
Income tax expense	(45,421)	(86,822)	(184,350)	(163,570)
Net income	$102,849	$119,961	$208,541	$213,949
Foreign currency translation adjustment, net of tax	(9)	(40)	(9)	78
Total comprehensive income	$102,840	$119,921	$208,532	$214,027
Net income per common share:
Basic	$0.02	$0.02	$0.04	$0.04
Diluted	$0.02	$0.02	$0.04	$0.04
Weighted average common shares outstanding:
Basic	5,443,590	5,865,032	5,506,818	5,979,273
Diluted	5,507,601	6,210,078	5,570,445	6,054,771

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except per share data)	2015	2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$294,053	$147,724
Receivables, net	240,325	220,579
Inventory, net	24,599	19,397
Prepaid expenses	122,996	116,336
Related party current assets	4,097	4,344
Deferred tax asset	903,376	1,038,603
Other current assets	40,920	2,763
Total current assets	1,630,366	1,549,746
Property and equipment, net	1,463,827	1,510,112
Long-term restricted investments	9,888	5,922
Deferred financing fees, net	15,377	12,021
Intangible assets, net	2,618,802	2,645,046
Goodwill	2,205,107	2,205,107
Related party long-term assets	—	3,000
Long-term deferred tax asset	395,224	437,736
Other long-term assets	69,480	6,819
Total assets	$8,408,071	$8,375,509
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$787,040	$587,755
Accrued interest	97,243	80,440
Current portion of deferred revenue	1,694,232	1,632,381
Current portion of deferred credit on executory contracts	—	1,394
Current maturities of long-term debt	8,074	7,482
Related party current liabilities	4,687	4,340
Total current liabilities	2,591,276	2,313,792
Deferred revenue	156,229	151,901
Long-term debt	5,108,336	4,493,863
Related party long-term liabilities	12,215	13,635
Other long-term liabilities	92,751	92,481
Total liabilities	7,960,807	7,065,672
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, par value $0.001; 9,000,000 shares authorized; 5,379,798 and 5,653,529 shares issued; 5,370,298 and 5,646,119 outstanding at June 30, 2015 and December 31, 2014, respectively	5,379	5,653
Accumulated other comprehensive loss, net of tax	(411)	(402)
Additional paid-in capital	5,710,484	6,771,554
Treasury stock, at cost; 9,500 and 7,410 shares of common stock at June 30, 2015 and December 31, 2014, respectively	(35,795)	(26,034)
Accumulated deficit	(5,232,393)	(5,440,934)
Total stockholders’ equity	447,264	1,309,837
Total liabilities and stockholders’ equity	$8,408,071	$8,375,509

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Treasury Stock
(in thousands)	Shares	Amount	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2014	5,653,529	$5,653	$(402)	$6,771,554	7,410	$(26,034)	$(5,440,934)	$1,309,837
Comprehensive income, net of tax	—	—	(9)	—	—	—	208,541	208,532
Share-based payment expense	—	—	—	38,941	—	—	—	38,941
Exercise of options and vesting of restricted stock units	6,326	6	—	(6)	—	—	—	—
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(16,091)	—	—	—	(16,091)
Issuance of common stock upon exercise of warrants	6,010	6	—	(6)	—	—	—	—
Common stock repurchased	—	—	—	—	288,156	(1,093,955)	—	(1,093,955)
Common stock retired	(286,067)	(286)	—	(1,083,908)	(286,066)	1,084,194	—	—
Balance at June 30, 2015	5,379,798	$5,379	$(411)	$5,710,484	9,500	$(35,795)	$(5,232,393)	$447,264

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net income	$208,541	$213,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,123	135,471
Non-cash interest expense, net of amortization of premium	3,868	10,779
Provision for doubtful accounts	21,919	21,287
Amortization of deferred income related to equity method investment	(1,388)	(1,388)
Gain on unconsolidated entity investments, net	—	(966)
Dividend received from unconsolidated entity investment	7,677	8,554
Loss on change in value of derivatives	—	34,485
Share-based payment expense	38,941	36,027
Deferred income taxes	177,739	157,965
Other non-cash purchase price adjustments	(1,394)	(1,890)
Changes in operating assets and liabilities:
Receivables	(41,665)	(30,651)
Inventory	(5,202)	(7,692)
Related party, net	(4,117)	2,837
Prepaid expenses and other current assets	(44,821)	(1,057)
Other long-term assets	(62,663)	1,238
Accounts payable and accrued expenses	199,532	(40,098)
Accrued interest	16,803	12,943
Deferred revenue	66,179	44,981
Other long-term liabilities	269	(4,702)
Net cash provided by operating activities	712,341	592,072
Cash flows from investing activities:
Additions to property and equipment	(61,229)	(58,417)
Purchases of restricted and other investments	(3,966)	—
Acquisition of business, net of cash acquired	—	1,144
Return of capital from investment in unconsolidated entity	—	24,178
Net cash used in investing activities	(65,195)	(33,095)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	260
Taxes paid in lieu of shares issued for stock-based compensation	(15,420)	(7,313)
Proceeds from long-term borrowings and revolving credit facility, net of costs	1,259,346	1,921,230
Repayment of long-term borrowings and revolving credit facility	(660,549)	(905,815)
Common stock repurchased and retired	(1,084,194)	(1,532,164)
Net cash used in financing activities	(500,817)	(523,802)
Net increase in cash and cash equivalents	146,329	35,175
Cash and cash equivalents at beginning of period	147,724	134,805
Cash and cash equivalents at end of period	$294,053	$169,980

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$118,265	$92,068
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$7,487	$719
Treasury stock not yet settled	$35,795	$20,739

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

We have agreements with every major automaker (“OEMs”) to offer satellite radios in their vehicles. We also acquire subscribers through marketing to owners and lessees of vehicles that include factory-installed satellite radios that are not currently subscribing to our services. Additionally, we distribute our satellite radios through retail locations nationwide and through our website.  Satellite radio services are also offered to customers of certain daily rental car companies.

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

Certain numbers in our prior period consolidated financial statements have been reclassified to conform to our current period presentation.  All significant intercompany transactions have been eliminated in consolidation.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been made.

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 16.

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

(2)	Summary of Significant Accounting Policies

Fair Value Measurements

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels.  Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments.  Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  As of June 30, 2015 and December 31, 2014 the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.

Our assets and liabilities measured at fair value were as follows:

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Sirius XM Canada Holdings Inc. ("Sirius XM Canada") - investment (a)	$204,000	—	—	$204,000	$246,500	—	—	$246,500
Liabilities:
Debt (b)	—	$5,197,867	—	$5,197,867	—	$4,613,044	—	$4,613,044

(a)	This amount approximates fair value. The carrying value of our investment in Sirius XM Canada was $0 and $2,654 as of June 30, 2015 and December 31, 2014, respectively.
(b)

The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm.  Refer to Note 11 for information related to the carrying value of our debt as of June 30, 2015 and December 31, 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest (Subtopic 835-30).  This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years.  Early adoption is permitted for financial statements that have not been previously issued, and retrospective application is required for each balance sheet presented.  We plan to adopt this ASU in the fourth quarter of 2015, and debt issuance costs will be presented as a reduction to our debt liability within our consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In July 2015, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017,

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

and early adoption is permitted only for fiscal years beginning after December 15, 2016.  Accordingly, we plan to adopt this ASU on January 1, 2018.  Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.

(3)	Earnings per Share

Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method.  We had no participating securities during the three and six months ended June 30, 2015 and 2014.

Common stock equivalents of 113,067 and 116,655 for the three months ended June 30, 2015 and 2014, respectively, and 114,443 and 386,276 for the six months ended June 30, 2015 and 2014, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income available to common stockholders for basic net income per common share	$102,849	$119,961	$208,541	$213,949
Add back:
Effect of interest on assumed conversions of convertible debt	—	5,363	—	—
Net income available to common stockholders for diluted net income per common share	$102,849	$125,324	$208,541	$213,949
Denominator:
Weighted average common shares outstanding for basic net income per common share	5,443,590	5,865,032	5,506,818	5,979,273
Weighted average impact of assumed convertible debt (a)	—	272,856	—	—
Weighted average impact of dilutive equity instruments	64,011	72,190	63,627	75,498
Weighted average shares for diluted net income per common share	5,507,601	6,210,078	5,570,445	6,054,771
Net income per common share:
Basic	$0.02	$0.02	$0.04	$0.04
Diluted	$0.02	$0.02	$0.04	$0.04
(a)

During the six months ended June 30, 2014, 272,856 shares of common stock were reserved for conversion in connection with the 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”) and were considered to be anti-dilutive in our calculation of diluted net income per share.  The Exchangeable Notes were fully converted into shares of our common stock as of December 1, 2014.

(4)	Receivables, net

Receivables, net, includes customer accounts receivable, receivables from distributors and other receivables.

Customer accounts receivable, net, includes receivables from our subscribers and advertising customers and is stated at amounts due, net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon our assessment of various factors.  We consider historical experience, the age of the receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay.  Bad debt expense is included in Customer service and billing expense in our unaudited consolidated statements of comprehensive income.

Receivables from distributors primarily include billed and unbilled amounts due from OEMs for services included in the sale or lease price of vehicles, as well as billed amounts due from wholesale distributors of our satellite radios.  Other receivables primarily include amounts due from manufacturers of our radios, modules and chipsets where we are entitled to subsidies and royalties based on

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

the number of units produced.  We have not established an allowance for doubtful accounts for our receivables from distributors or other receivables as we have historically not experienced any significant collection issues with OEMs or other third parties.

Receivables, net, consists of the following:

	June 30, 2015	December 31, 2014
Gross customer accounts receivable	$102,334	$101,634
Allowance for doubtful accounts	(7,118)	(7,815)
Customer accounts receivable, net	$95,216	$93,819
Receivables from distributors	121,825	105,731
Other receivables	23,284	21,029
Total receivables, net	$240,325	$220,579

(5)	Inventory, net

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

Inventory, net, consists of the following:

	June 30, 2015	December 31, 2014
Raw materials	$11,449	$12,150
Finished goods	23,811	17,971
Allowance for obsolescence	(10,661)	(10,724)
Total inventory, net	$24,599	$19,397

(6)	Goodwill

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

As of June 30, 2015, there were no indicators of impairment and no impairment loss was recorded for goodwill during the three and six months ended June 30, 2015 and 2014.  As of June 30, 2015, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the "Merger") between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. ("XM"), was $4,766,190, which was recognized during the year ended December 31, 2008.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

(7)	Intangible Assets

Our intangible assets include the following:

		June 30, 2015			December 31, 2014
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(321,683)	58,317	380,000	(305,755)	74,245
OEM relationships	15 years	220,000	(24,444)	195,556	220,000	(17,111)	202,889
Licensing agreements	12 years	45,289	(25,134)	20,155	45,289	(23,290)	21,999
Proprietary software	8 years	27,215	(16,721)	10,494	27,215	(15,691)	11,524
Developed technology	10 years	2,000	(1,383)	617	2,000	(1,283)	717
Leasehold interests	7.4 years	132	(123)	9	132	(114)	18
Total intangible assets		$3,008,290	$(389,488)	$2,618,802	$3,008,290	$(363,244)	$2,645,046

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

Our annual impairment assessment of our indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.  If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized.  As of June 30, 2015, there were no indicators of impairment, and no impairment loss was recorded for intangible assets with indefinite lives during the three and six months ended June 30, 2015 and 2014.

Definite Life Intangible Assets

Amortization expense for all definite life intangible assets was $13,021 and $13,860 for the three months ended June 30, 2015 and 2014, respectively, and $26,244 and $27,944 for the six months ended June 30, 2015 and 2014, respectively.  Expected

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

amortization expense for the remaining period in 2015, each of the fiscal years 2016 through 2019 and for periods thereafter is as follows:

Years ending December 31,	Amount
2015 (remaining)	$25,456
2016	48,545
2017	34,882
2018	19,463
2019	19,026
Thereafter	137,776
Total definite life intangible assets, net	$285,148

(8)	Property and Equipment

Property and equipment, net, consists of the following:

	June 30, 2015	December 31, 2014
Satellite system	$2,397,611	$2,397,611
Terrestrial repeater network	109,412	108,341
Leasehold improvements	48,800	48,677
Broadcast studio equipment	67,988	61,306
Capitalized software and hardware	419,468	340,738
Satellite telemetry, tracking and control facilities	74,941	71,268
Furniture, fixtures, equipment and other	79,387	78,237
Land	38,411	38,411
Building	59,513	59,373
Construction in progress	115,502	155,716
Total property and equipment	3,411,033	3,359,678
Accumulated depreciation and amortization	(1,947,206)	(1,849,566)
Property and equipment, net	$1,463,827	$1,510,112

Construction in progress consists of the following:

	June 30, 2015	December 31, 2014
Satellite system	$12,912	$12,912
Terrestrial repeater network	47,468	48,406
Capitalized software	34,311	77,755
Other	20,811	16,643
Construction in progress	$115,502	$155,716

Depreciation expense on property and equipment was $54,075 and $53,344 for the three months ended June 30, 2015 and 2014, respectively, and $105,879 and $107,527 for the six months ended June 30, 2015 and 2014, respectively.  We retired property and equipment of $8,239 and $13,518 during the six months ended June 30, 2015 and 2014, respectively.

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

In the normal course of business, we enter into transactions with related parties.  Our related parties include:

Liberty Media

Liberty Media has beneficially owned over 50% of our outstanding common stock since January 2013 and has two executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500,000 of our common stock from Liberty Media.  On April 25, 2014, we completed the final purchase installment under this share repurchase agreement and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share.  As there were certain terms in the forward purchase contract that could have caused the obligation to not be fulfilled, the instrument was recorded as a liability and was marked to fair value with $7,463 and $34,485 recorded to Loss on change in value of derivatives within our unaudited consolidated statements of comprehensive income during the three and six months ended June 30, 2014, respectively.

Sirius XM Canada

We hold an equity method investment in Sirius XM Canada.  We own approximately 47,300 of Sirius XM Canada’s Class A shares on a converted basis, representing an approximate 37% equity interest and an approximate 25% voting interest.  We primarily provide programming and content services to Sirius XM Canada.

We had the following related party balances associated with Sirius XM Canada:

	June 30, 2015	December 31, 2014
Related party current assets	$4,097	$4,344
Related party long-term assets	$—	$3,000
Related party current liabilities	$4,687	$4,340
Related party long-term liabilities	$12,215	$13,635

Our related party current asset balances primarily consist of programming and chipset costs for which we are reimbursed.  Our related party long-term asset balances primarily include our investment balance in Sirius XM Canada.  Our related party liabilities as of June 30, 2015 and December 31, 2014 included $2,776 for the current portion of deferred revenue and $12,027 and $13,415, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

We recorded the following revenue and investment income associated with Sirius XM Canada in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue (a)	$12,979	$12,559	$26,496	$24,340
Investment income
Share of net (losses) earnings (b)	$—	$(1,018)	$—	$3,308
Dividends (c)	$4,013	$—	$4,989	$—
(a)

Under our agreements with Sirius XM Canada, we receive a percentage-based royalty for certain types of subscription revenue earned by Sirius XM Canada for the distribution of Sirius and XM channels, royalties for activation fees and reimbursements for other charges.  We record revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income.

(b)

We recognize our proportionate share of earnings or losses of Sirius XM Canada as they occur as a component of Interest and investment income in our unaudited consolidated statements of comprehensive income on a one month lag.  This amount includes amortization related to the equity method intangible assets of $0 for the three months ended June 30, 2015 and 2014, and $0 and $363 for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015 we had $4,209 in losses related to our investment in Sirius XM Canada that we had not recorded in our unaudited consolidated financial statements since our investment balance is zero.  Future equity income will be offset by these losses prior to recording equity income in our results.

(c)

Sirius XM Canada declared dividends to us of $4,013 and $30,010 during the three months ended June 30, 2015 and 2014, respectively, and $7,990 and $34,455 during the six months ended June 30, 2015 and 2014, respectively. These dividends were first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance existed and then as Interest and investment income for the remaining portion.

(10)	Investments

Long Term Restricted Investments

Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of certain of our office space.  As of June 30, 2015 and December 31, 2014, our Long-term restricted investments were $9,888 and $5,922, respectively.  During the six months ended June 30, 2015, we increased our letters of credit by $3,966 associated with leased office space.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

(11)	Debt

Our debt as of June 30, 2015 and December 31, 2014 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount	June 30, 2015	December 31, 2014
Sirius XM (b)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November 15	$500,000	$495,901	$495,529
Sirius XM (b)	September 2013	5.875% Senior Notes (the "5.875% Notes")	October 1, 2020	semi-annually on April 1 and October 1	650,000	644,248	643,790
Sirius XM (b)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	600,000	595,401	595,091
Sirius XM (b)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May 15 and November 15	500,000	495,356	495,116
Sirius XM (b)	May 2014	6.00% Senior Notes (the "6.00% Notes")	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,484,547	1,483,918
Sirius XM (b)(c)	March 2015	5.375% Senior Notes (the "5.375% Notes")	April 15, 2025	semi-annually on April 15 and October 15	1,000,000	989,018	—
Sirius XM (b)(d)	August 2012	5.25% Senior Secured Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	400,000	395,407	395,147
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 16, 2020	variable fee paid quarterly	1,750,000	—	380,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	16,532	12,754
Total Debt						5,116,410	4,501,345
Less: total current maturities						8,074	7,482
Total long-term debt						$5,108,336	$4,493,863
(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.
(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.
(c)	In March 2015, Sirius XM issued $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2025, with an original issuance discount of $11,250.
(d)	The liens securing the 5.25% Notes are equal and ratable to the liens granted to secure the Credit Facility.
(e)

In December 2012, Sirius XM entered into a five-year Credit Facility with a syndicate of financial institutions for $1,250,000. In June 2015, Sirius XM entered into an amendment to increase the total borrowing capacity under the Credit Facility to $1,750,000 and to extend the maturity to June 2020.  Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.30% per annum as of June 30, 2015.  As of June 30, 2015, $1,750,000 was available for future borrowing under the Credit Facility.  Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.

Covenants and Restrictions

Under the Credit Facility, Sirius XM, our wholly-owned subsidiary, must comply with a debt maintenance covenant that it not exceed a total leverage ratio, calculated as consolidated total debt to consolidated operating cash flow, of 5.0 to 1.0.  The Credit Facility generally requires compliance with certain covenants that restrict Sirius XM's ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of Sirius XM's assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions.

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

At June 30, 2015 and December 31, 2014, we were in compliance with our debt covenants.

(12)	Stockholders’ Equity

Common Stock, par value $0.001 per share

We are authorized to issue up to 9,000,000 shares of common stock. There were 5,379,798 and 5,653,529 shares of common stock issued and 5,370,298 and 5,646,119 shares outstanding on June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, 261,694 shares of common stock were reserved for issuance in connection with incentive stock based awards and common stock to be granted to members of our board of directors, employees and third parties.

Stock Repurchase Program

As of June 30, 2015, our board of directors has approved for repurchase an aggregate of $6,000,000 our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2015, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1,547,431 shares for $5,379,148, and $620,852 remained available under our stock repurchase program.

The following table summarizes our share repurchase activity for the six months ended:

	June 30, 2015		June 30, 2014
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market and Privately Negotiated Repurchases (a)	288,156	$1,093,955	188,420	$612,903
Liberty Media (b)	—	—	92,889	340,000
May 2014 ASR Agreement (c)	—	—	112,500	600,000
Total Repurchases	288,156	$1,093,955	393,809	$1,552,903

(a)

As of June 30, 2015, $35,795 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders’ equity.

(b)	On April 25, 2014, we completed the final purchase installment under an agreement with Liberty Media.
(c)

In May 2014, we entered into an accelerated share repurchase agreement (the “May 2014 ASR Agreement”) under which we prepaid $600,000 to a third-party financial institution to repurchase our common stock.  Under the May 2014 ASR Agreement, we received an initial delivery of 112,500 shares of our common stock during the six months ended June 30, 2014 which were retired upon settlement.  Subsequent to June 30, 2014, we received 39,346 shares of our common stock and $93,596 for the unused portion of the original prepayment under the May 2014 ASR Agreement.

Preferred Stock, par value $0.001 per share

We are authorized to issue up to 50,000 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of June 30, 2015 and December 31, 2014.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

Warrants

We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements.  As of December 31, 2014, 16,667 warrants to acquire an equal number of shares of common stock with an exercise price of $2.50 per share were outstanding and fully vested.  During the three months ended June 30, 2015, the remaining 16,667 warrants were exercised on a net settlement basis, resulting in the issuance of 6,010 shares of our common stock.  Except for an insignificant amount of warrant expense associated with the extension of the warrants during the three months ended March 31, 2015, we did not incur warrant related expenses during the three and six months ended June 30, 2015 and 2014.  Warrants were included in our calculation of diluted net income per common share as the effect was dilutive for the three and six months ended June 30, 2014.  As of June 30, 2015, there were no warrants outstanding.

(13)	Benefit Plans

We recognized share-based payment expense of $19,524 and $17,787 for the three months ended June 30, 2015 and 2014, respectively, and $38,941 and $36,027 for the six months ended June 30, 2015 and 2014, respectively.

2015 Long-Term Stock Incentive Plan

In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate.  Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards.  Stock-based awards granted under the 2015 Plan are generally subject to a vesting requirement.  Stock options generally expire ten years from the date of grant.  Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of June 30, 2015, 393,554 shares of common stock were available for future grants under the 2015 Plan.

Other Plans

We maintain four other share-based benefit plans — the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan, the XM 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan and the XM 1998 Shares Award Plan. No further awards may be made under these plans.

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.3%	1.6%	1.3%	1.3%
Expected life of options — years	3.83	4.78	3.83	4.11
Expected stock price volatility	26%	40%	26%	36%
Expected dividend yield	0%	0%	0%	0%

There were no options granted to third parties during the three and six months ended June 30, 2015 and 2014.  We do not intend to pay regular dividends on our common stock.  Accordingly, the dividend yield percentage used in the Black-Scholes-Merton option value was zero for all periods.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

The following table summarizes stock option activity under our share-based plans for the six months ended June 30, 2015:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	267,854	$2.72
Granted	6,242	$3.88
Exercised	(18,672)	$1.66
Forfeited, cancelled or expired	(5,474)	$5.09
Outstanding as of June 30, 2015	249,950	$2.77	6.83	$256,819
Exercisable as of June 30, 2015	101,690	$2.27	4.88	$164,658

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2015 and 2014 was $0.84 and $1.09, respectively.  The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $39,795 and $20,435, respectively.  During the six months ended June 30, 2015, the number of shares which were issued as a result of stock option exercises was 6,249.

We recognized share-based payment expense associated with stock options of $16,553 and $16,193 for the three months ended June 30, 2015 and 2014, respectively, and $33,244 and $32,808 for the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes the nonvested restricted stock unit activity and stock awards granted under our share-based plans for the six months ended June 30, 2015:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2014	11,575	$3.47
Granted	451	$3.88
Vested	(77)	$3.90
Forfeited	(205)	$3.46
Nonvested as of June 30, 2015	11,744	$3.48

The weighted average grant date fair value per share of restricted stock units and stock awards granted during the six months ended June 30, 2015 and 2014 was $3.88 and $3.70, respectively.  The total intrinsic value of the 77 stock awards vesting during the six months ended June 30, 2015 was $300.

We recognized share-based payment expense associated with restricted stock units and stock awards of $2,971 and $1,594 during the three months ended June 30, 2015 and 2014, respectively, and $5,697 and $3,219 during the six months ended June 30, 2015 and 2014, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units granted to employees and members of our board of directors at June 30, 2015 and December 31, 2014, net of estimated forfeitures, were $129,822 and $162,985, respectively.  The total unrecognized compensation costs at June 30, 2015 are expected to be recognized over a weighted-average period of 2.5 years.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

401(k) Savings Plan

Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Beginning in January 2014, our cash employer matching contributions were no longer used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We contributed $1,513 and $1,254 during three months ended June 30, 2015 and 2014, respectively, and $4,540 and $3,133 during the six months ended June 30, 2015 and 2014, respectively, to the Sirius XM Plan in fulfillment of our matching obligation.

Sirius XM Holdings Inc. Deferred Compensation Plan

In June 2015, we adopted the Sirius XM Holdings Inc. Deferred Compensation Plan (the “DCP”), effective July 1, 2015.  The DCP allows members of our Board of Directors and certain eligible employees to defer all or a portion of their base salary, cash incentive compensation and/or Board of Directors compensation, as applicable, each plan year.  Pursuant to the terms of the DCP, we may elect to make additional contributions beyond amounts deferred by participants, but we are under no obligation to do so.  The Company intends to establish a grantor (or “rabbi”) trust to facilitate the payment of obligations under the DCP.  As of June 30, 2015, there were no balances or amounts associated with the DCP that were recorded in our unaudited consolidated financial statements (as the DCP was not yet effective).

(14)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of June 30, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total
Debt obligations	$4,213	$6,062	$2,783	$1,994	$1,480	$5,150,000	$5,166,532
Cash interest payments	149,262	287,434	287,295	287,222	287,159	1,011,167	2,309,539
Satellite and transmission	11,323	7,927	3,655	4,106	4,120	12,588	43,719
Programming and content	117,321	121,620	90,915	71,275	54,683	60,000	515,814
Marketing and distribution	17,913	14,160	9,222	8,431	6,253	1,530	57,509
Satellite incentive payments	5,858	12,367	13,296	14,302	10,652	43,527	100,002
Operating lease obligations	21,727	46,712	40,358	38,858	34,326	210,340	392,321
Other	269,846	18,454	6,084	1,823	456	356	297,019
Total (1)	$597,463	$514,736	$453,608	$428,011	$399,129	$6,489,508	$8,882,455
(1)	The table does not include our reserve for uncertain tax positions, which at June 30, 2015 totaled $1,432, as the specific timing of any cash payments cannot be projected with reasonable certainty.

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

Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions.  The cost of our stock acquired from a third-party financial institution but not paid for as of June 30, 2015 is also included in this category.  The amount in this category for 2015 includes $210,000 that will be paid on or before July 31, 2015 related to the settlement of Capitol Records LLC et al. v. Sirius XM Radio Inc. for the use of pre-1972 sound recordings.

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

Pre-1972 Sound Recording Matters. In August and September 2013, we were named as a defendant in three putative class action suits and one additional suit challenging our use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 (“pre-1972 recordings”) under California, New York and/or Florida law.  The plaintiffs in the putative class action suits purport to seek in excess of $100,000 in compensatory damages along with unspecified punitive damages and injunctive relief.  The plaintiffs in the individual lawsuit seek unspecified compensatory damages, punitive damages, and injunctive relief.

These cases are titled Flo & Eddie Inc. v. Sirius XM Radio Inc., No. 2:13-cv-5693-PSG-RZ (C.D. Cal.), Flo & Eddie, Inc. v. Sirius XM Radio Inc., No. 1:13-cv-23182-DPG (S.D. Fla.), and Flo & Eddie, Inc. v. Sirius XM Radio Inc., No. 1:13-cv-5784-CM (S.D.N.Y.) (collectively, the “Flo & Eddie cases”), and Capitol Records LLC et al. v. Sirius XM Radio Inc., No. BC-520981 (Super.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

Ct. L.A. County) (the “Capitol Records case”). Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

Each of these cases is at varying stages:

•

Flo & Eddie California Case.  In September 2014, the United States District Court for the Central District of California ruled that California Civil Code Section 980(a), which provides that the owner of a pre-1972 recording has “exclusive ownership” therein, includes the exclusive right to control public performances of that recording.  The Court granted Flo & Eddie’s motion for summary judgment on liability, holding that we were liable for unfair competition, misappropriation, and conversion under California law for publicly performing Flo & Eddie’s pre-1972 recordings without authorization. We intend to appeal that decision.  In May 2015, the Court granted Flo & Eddie’s motion for class certification and certified a class of owners of pre-1972 recordings that have been performed and used by us in California without authorization.  In June 2015, we filed a motion with the United States Court of Appeals for the Ninth Circuit seeking interlocutory review of that class certification decision.

•

Flo & Eddie New York Case.  In November 2014, the United States District Court for the Southern District of New York ruled that New York common law grants a public performance right to owners of pre-1972 recordings.  The Court denied our motion for summary judgment on liability.  In April 2015, the United States Court of Appeals for the Second Circuit granted our petition for interlocutory review of that decision.

•

Flo & Eddie Florida Case.  In June 2015, the United States District Court for the Southern District of Florida ruled that Florida common law does not grant a public performance right to owners of pre-1972 recordings.  In July 2015, Flo & Eddie filed a notice of appeal of that decision.

•

Capitol Records Case.  In October 2014, the Superior Court of the State of California for the County of Los Angeles adopted the Flo & Eddie California court’s interpretation of California law and granted plaintiffs’ motion for a jury instruction providing, in relevant part: “The owner of a sound recording ‘fixed’ (i.e., recorded) prior to February 15, 1972, possesses a property interest and exclusive ownership rights in that sound recording … [that] include[s] the exclusive right to publicly perform, or authorize others to publicly perform, the sound recording by means of digital transmission.”  The Court did not make any finding of liability.  In June 2015, we entered into a settlement agreement with the plaintiffs, Capitol Records LLC, Sony Music Entertainment, UMG Recordings, Inc., Warner Music Group Corp. and ABKCO Music & Records, Inc., to settle the case in its entirety.  Pursuant to the settlement agreement, we agreed to pay the plaintiffs, in the aggregate, $210,000 on or before July 31, 2015 and the plaintiffs will dismiss the case with prejudice.  The settlement resolves all past claims as to our use of pre-1972 recordings owned or controlled by the plaintiffs and enables us, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  As part of the settlement, we have the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast pre-1972 recordings owned or controlled by the plaintiffs from January 1, 2018 through December 31, 2022.  The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration.  The plaintiffs have represented and warranted to us that in the United States they own, control or otherwise have the right to settle with respect to approximately 80% of the pre-1972 recordings we have historically played.

Pursuant to this settlement, we recorded $210,000 to Accounts payable and accrued expenses within our unaudited consolidated balance sheets as of June 30, 2015 and recognized $107,658 to Revenue share and royalties within our unaudited statements of comprehensive income during the three and six months ended June 30, 2015 related to the period prior to June 30, 2015.  Of the remaining $102,342 of the settlement, $38,665 was recorded to Other current assets and $63,677 was recorded to Other long-term assets within our unaudited consolidated balance sheets as of June 30, 2015, which will be amortized to Revenue share and royalties within our unaudited statements of comprehensive income over the future service period of July 2015 through December 2017.

At this point we cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiff in the Flo & Eddie cases were to prevail in its allegations, but we believe we have substantial defenses to the claims asserted.  We are defending these actions vigorously.

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

In August 2014, the United States District Court for the District of Columbia granted our motion to dismiss the complaint without prejudice on the grounds that the case properly should be pursued before the Copyright Royalty Board rather than the district court.  In December 2014, SoundExchange filed a petition with the Copyright Royalty Board requesting an order interpreting the applicable regulations.  At this point we cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but we believe we have substantial defenses to the claims asserted.  We intend to defend this action vigorously.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc.. No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA.  Additional information concerning each of these actions is publicly available in filings under their docket numbers.

Telephone Consumer Protection Act Suits.  We are a defendant in several purported class action suits, which were commenced in February 2012, January 2013, January 2015, April 2015 and July 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division, the United States District Court for the Southern District of California, the United States District Court for the Northern District of Illinois and the United States District Court for the Middle District of Florida that allege that we, or certain call center vendors acting on our behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  The plaintiffs in these actions allege, among other things, that we called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent and, in one of the actions, that we violated the TCPA’s call time restrictions.  The plaintiffs in these suits are seeking various forms of relief, including statutory damages of five-hundred dollars for each violation of the TCPA or, in the alternative, treble damages of up to fifteen-hundred dollars for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future.  Plaintiffs in certain of these suits have filed a motion with the Judicial Panel on Multidistrict Litigation to transfer these purported class actions, and other allegedly related cases, to the United States District Court for the Northern District of Illinois for consolidated or coordinated pretrial proceedings.  We believe we have substantial defenses to the claims asserted in these actions, and we intend to defend them vigorously.

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

These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.), Brian Trenz v. Sirius XM Holdings, Inc. and Toyota Motor Sales, U.S.A., Inc., No. 15-cv-0044L-BLM (S.D. Cal), Yefim Elikman v. Sirius XM Radio, Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.) and Anthony Parker v. Sirius XM Radio, Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla).  Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

With respect to certain matters described above under the captions “Pre-1972 Sound Recording Matters” and “Telephone Consumer Protection Act Suits”, we have determined, based on our current knowledge, that the amount of loss or range of loss, that is reasonably possible is not reasonably estimable.  However, these matters are inherently unpredictable and subject to significant uncertainties, many of which are beyond our control.  As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or cash flows.

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

We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM.  Income tax expense for the three months ended June 30, 2015 and 2014 was $45,421 and $86,822, respectively, and $184,350 and $163,570,

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

respectively, for the six months ended June 30, 2015 and 2014.  We estimate our annual effective tax rate for the year ending December 31, 2015 will be 38.3%. Our effective tax rate for the three and six months ended 2015 was 30.6% and 46.9%, respectively, primarily due to the effect of a tax law change in the District of Columbia during the three months ended March 31, 2015 and in New York City during the three months ended June 30, 2015.  The tax law change in the District of Columbia will reduce our future taxes and thus we will use less of certain net operating losses in the future which resulted in a $44,392 increase in our valuation allowance during the three months ended March 31, 2015.  The tax law change in New York City will increase certain net operating losses to be utilized in the future resulting in a $16,945 increase in our deferred tax asset during the three months ended June 30, 2015.  Our effective tax rate for the six months ended June 30, 2014 was 43.3% due to the impact of the loss on change in fair value of the derivative related to the share repurchase agreement with Liberty Media.

As of June 30, 2015 and December 31, 2014, we had a valuation allowance related to deferred tax assets of $49,387 and $4,995, respectively, that were not likely to be realized due to certain state net operating loss limitations and acquired net operating losses that we were not likely to utilize.

(16)	Subsequent Events

Stock Repurchase Program

For the period from July 1, 2015 to July 24, 2015, we repurchased 47,317 shares of our common stock for an aggregate purchase price of $179,199, including fees and commissions, on the open market.

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

We have agreements with every major automaker (“OEMs”) to offer satellite radios in their vehicles.  We also acquire subscribers through marketing to owners and lessees of vehicles that include factory-installed satellite radios that are not currently subscribing to our services.  Additionally, we distribute our satellite radios through retail locations nationwide and through our website.  Satellite radio services are also offered to customers of certain daily rental car companies.

As of June 30, 2015, we had 28.4 million subscribers of which 23.4 million were self-pay subscribers and 5.0 million were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, and data services who do not also have satellite radio subscriptions.  Subscribers and subscription related revenues and expenses associated with our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.

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

Liberty Media beneficially owns, directly and indirectly, over 50% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.  Liberty Media owns interests in a range of media, communications and entertainment businesses.

We also have an approximate 37% equity interest in Sirius XM Canada which offers satellite radio services in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count.

Results of Operations

Set forth below are our results of operations for the three and six months ended June 30, 2015 compared with the three and six months ended June 30, 2014.

	Unaudited				2015 vs 2014 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
	2015	2014	2015	2014	Amount	%	Amount	%
Revenue:
Subscriber revenue	$940,077	$878,160	$1,851,547	$1,729,596	$61,917	7%	$121,951	7%
Advertising revenue	28,839	25,498	55,712	47,712	3,341	13%	8,000	17%
Equipment revenue	29,263	27,616	54,104	51,594	1,647	6%	2,510	5%
Other revenue	125,031	104,071	242,837	204,154	20,960	20%	38,683	19%
Total revenue	1,123,210	1,035,345	2,204,200	2,033,056	87,865	8%	171,144	8%
Operating expenses:
Cost of services:
Revenue share and royalties	331,517	200,221	544,495	395,632	131,296	66%	148,863	38%
Programming and content	69,370	69,570	140,516	144,440	(200)	0%	(3,924)	(3%)
Customer service and billing	91,932	90,092	184,029	181,161	1,840	2%	2,868	2%
Satellite and transmission	21,714	21,272	43,018	42,651	442	2%	367	1%
Cost of equipment	10,930	12,030	19,775	19,834	(1,100)	(9%)	(59)	0%
Subscriber acquisition costs	136,504	124,407	258,764	247,429	12,097	10%	11,335	5%
Sales and marketing	86,493	77,759	165,237	154,086	8,734	11%	11,151	7%
Engineering, design and development	16,088	15,630	31,048	31,541	458	3%	(493)	(2%)
General and administrative	72,137	72,582	151,960	148,825	(445)	(1%)	3,135	2%
Depreciation and amortization	67,096	67,204	132,123	135,471	(108)	0%	(3,348)	(2%)
Total operating expenses	903,781	750,767	1,670,965	1,501,070	153,014	20%	169,895	11%
Income from operations	219,429	284,578	533,235	531,986	(65,149)	(23%)	1,249	0%
Other income (expense):
Interest expense, net of amounts capitalized	(75,380)	(67,521)	(145,288)	(121,613)	(7,859)	(12%)	(23,675)	(19%)
Interest and investment income (loss)	4,032	(1,066)	5,013	3,283	5,098	478%	1,730	53%
Loss on change in value of derivatives	—	(7,463)	—	(34,485)	7,463	100%	34,485	100%
Other income (loss)	189	(1,745)	(69)	(1,652)	1,934	111%	1,583	96%
Total other expense	(71,159)	(77,795)	(140,344)	(154,467)	6,636	9%	14,123	9%
Income before income taxes	148,270	206,783	392,891	377,519	(58,513)	(28%)	15,372	4%
Income tax expense	(45,421)	(86,822)	(184,350)	(163,570)	41,401	48%	(20,780)	(13%)
Net income	$102,849	$119,961	$208,541	$213,949	$(17,112)	(14%)	$(5,408)	(3%)

Our results of operations discussed below include the impact of purchase price accounting adjustments associated with the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (the “Merger”). The purchase price accounting adjustments related to the Merger, include the: (i) elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with programming providers.  The purchase price accounting adjustments related to programming providers concluded with the expiration of the acquired contract during the three months ended June 30, 2015.  The impact of these purchase price accounting adjustments is detailed in our Adjusted Revenues and Operating Expenses tables on pages 36 through 38 of our glossary.

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

For the three months ended June 30, 2015 and 2014, subscriber revenue was $940,077 and $878,160, respectively, an increase of 7%, or $61,917.  For the six months ended June 30, 2015 and 2014, subscriber revenue was $1,851,547 and $1,729,596, respectively, an increase of 7%, or $121,951.  The increase was primarily attributable to an increase in the daily weighted average number of subscribers, partially offset by subscription discounts offered through customer acquisition and retention programs.

We expect subscriber revenues to increase based on the growth of our subscriber base, including the growth of our connected vehicle business, the effects of an increase in certain of our subscription rates and the sale of additional services to subscribers.

Advertising Revenue includes the sale of advertising on certain non-music channels.

For the three months ended June 30, 2015 and 2014, advertising revenue was $28,839 and $25,498, respectively, an increase of 13%, or $3,341. For the six months ended June 30, 2015 and 2014, advertising revenue was $55,712 and $47,712, respectively, an increase of 17%, or $8,000.  The increase was primarily due to a greater number of advertising spots sold and broadcast as well as increased rates per spot.

We expect our advertising revenue to continue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

For the three months ended June 30, 2015 and 2014, equipment revenue was $29,263 and $27,616, respectively, an increase of 6%, or $1,647.  For the six months ended June 30, 2015 and 2014, equipment revenue was $54,104 and $51,594, respectively, an increase of 5%, or $2,510. The increase was driven by royalties from higher OEM production and sales to distributors, partially offset by lower direct to consumer sales.

We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume of equipment sales in our aftermarket and direct to consumer business.

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.

For the three months ended June 30, 2015 and 2014, other revenue was $125,031 and $104,071, respectively, an increase of 20%, or $20,960.  For the six months ended June 30, 2015 and 2014, other revenue was $242,837 and $204,154, respectively, an increase of 19%, or $38,683.  The increase was driven by revenues from the U.S. Music Royalty Fee due to an increase in the rate along with an increase in subscribers, and higher revenue generated from our connected vehicle business.

We expect other revenue to increase as our growing subscriber base drives higher U.S. Music Royalty Fees.

Operating Expenses

Revenue Share and Royalties include distribution and content provider revenue share, royalties for broadcasting performance content and web streaming, and advertising revenue share.

For the three months ended June 30, 2015 and 2014, revenue share and royalties were $331,517 and $200,221, respectively, an increase of 66%, or $131,296, and increased as a percentage of total revenue.  For the six months ended June 30, 2015 and 2014, revenue share and royalties were $544,495 and $395,632, respectively, an increase of 38%, or $148,863, and increased as a percentage of total revenue. The increase was primarily due to $107,658 in expense recorded for the portion of the $210,000 settlement of the Capitol Records LLC et al. v. Sirius XM Radio Inc. lawsuit related to our use of pre-1972 sound recordings for the periods prior to June 30, 2015.  Revenue share and royalties also increased due to greater revenues subject to royalty and revenue sharing arrangements and a 5.3% increase in the statutory royalty rate for the performance of sound recordings.

We expect our revenue share and royalty costs to increase as a result of the foregoing settlement and as our revenues grow and our royalty rates increase.  We expect to recognize $19,092 in expense related to the foregoing settlement for the use of pre-1972 sound recordings for the remainder of 2015 and $83,250 for 2016 through 2017.  As determined by the Copyright Royalty Board, we have paid or will pay royalties for the use of certain sound recordings on our satellite radio service of 9.5%, 10.0% and 10.5% in 2014, 2015 and 2016, respectively.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.

For the three months ended June 30, 2015 and 2014, programming and content expenses were $69,370 and $69,570, respectively, a decrease of less than 1%, or $200, and decreased as a percentage of total revenue.  For the six months ended June 30, 2015 and 2014, programming and content expenses were $140,516 and $144,440, respectively, a decrease of 3%, or $3,924, and decreased as a percentage of total revenue.  The decrease was primarily due to the termination of certain agreements.

We expect our programming and content expenses to increase as we offer additional programming, and renew or replace expiring agreements.

Customer Service and Billing includes costs associated with the operation and management of internal and third party customer service centers, and our subscriber management systems as well as billing and collection costs, transaction fees and bad debt expense.

For the three months ended June 30, 2015 and 2014, customer service and billing expenses were $91,932 and $90,092, respectively, an increase of 2%, or $1,840, but decreased as a percentage of total revenue.  For the six months ended June 30, 2015 and 2014, customer service and billing expenses were $184,029 and $181,161, respectively, an increase of 2%, or $2,868, and decreased as a percentage of total revenue.  The increase was primarily due to a higher subscriber base driving increased transaction fees and higher personnel related costs, partially offset by efficiencies attained in our call centers.

We expect our customer service and billing expenses to increase as our subscriber base grows.

Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; broadcast studios; and delivery of our Internet streaming service.

For the three months ended June 30, 2015 and 2014, satellite and transmission expenses were $21,714 and $21,272, respectively, an increase of 2%, or $442, but remained flat as a percentage of total revenue.  For the six months ended June 30, 2015 and 2014, satellite and transmission expenses were $43,018 and $42,651, respectively, an increase of 1%, or $367, and remained flat as a percentage of total revenue.  The increase was primarily due to higher costs associated with our Internet streaming operations, partially offset by lower satellite insurance costs.

We expect satellite and transmission expenses to remain relatively unchanged as decreases in satellite insurance costs are offset by increases in terrestrial repeater network and Internet streaming costs.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

For the three months ended June 30, 2015 and 2014, cost of equipment was $10,930 and $12,030, respectively, a decrease of 9%, or $1,100, and decreased as a percentage of equipment revenue.  For the six months ended June 30, 2015 and 2014, cost of equipment expenses were $19,775 and $19,834, respectively, a decrease of less than 1%, or $59, and decreased as a percentage of equipment revenue. The decrease was primarily due to lower direct to consumer sales, partially offset by higher sales to distributors.

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

For the three months ended June 30, 2015 and 2014, subscriber acquisition costs were $136,504 and $124,407, respectively, an increase of 10%, or $12,097, and remained flat as a percentage of total revenue.  For the six months ended June 30, 2015 and 2014, subscriber acquisition costs were $258,764 and $247,429, respectively, an increase of 5%, or $11,335, and decreased as a percentage of total revenue. Increased costs related to a larger number of satellite radio installations in new vehicles were partially offset by improved OEM and chipset subsidy rates per vehicle.

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

For the three months ended June 30, 2015 and 2014, sales and marketing expenses were $86,493 and $77,759, respectively, an increase of 11%, or $8,734, and remained flat as a percentage of total revenue.  For the six months ended June 30, 2015 and 2014, sales and marketing expenses were $165,237 and $154,086, respectively, an increase of 7%, or $11,151, and remained flat as a percentage of total revenue. The increase was primarily due to the timing of certain OEM marketing campaigns, additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials.

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

For the three months ended June 30, 2015 and 2014, engineering, design and development expenses were $16,088 and $15,630, respectively, an increase of 3%, or $458, but remained flat as a percentage of total revenue.  For the six months ended June 30, 2015 and 2014, engineering, design and development expenses were $31,048 and $31,541, respectively, a decrease of 2%, or $493, and remained flat as a percentage of total revenue.  The increase for the three month period was driven primarily by costs associated with streaming development.  The decrease for the six month period was driven primarily by lower personnel costs.

We expect engineering, design and development expenses to increase in future periods as we continue to develop our products and services.

General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.

For the three months ended June 30, 2015 and 2014, general and administrative expenses were $72,137 and $72,582, respectively, a decrease of 1%, or $445, and decreased as a percentage of total revenue.  For the six months ended June 30, 2015 and 2014, general and administrative expenses were $151,960 and $148,825, respectively, an increase of 2%, or $3,135, but decreased as a percentage of total revenue.  The decrease for the three month period was driven primarily by lower legal settlement costs.  The increase for the six month period was primarily driven by higher personnel costs, offset by lower legal settlement costs and lower professional fees related to the 2014 Liberty Media proposal.

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

For the three months ended June 30, 2015 and 2014, depreciation and amortization expense was $67,096 and $67,204, respectively, a decrease of less than 1%, or $108, and decreased as a percentage of total revenue.  For the six months ended June 30, 2015 and 2014, depreciation and amortization expense was $132,123 and $135,471, respectively, a decrease of 2%, or $3,348, and decreased as a percentage of total revenue. The decrease was driven by a reduction of amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives and certain satellites reaching the end of their estimated service lives.

Other Income (Expense)

Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt.

For the three months ended June 30, 2015 and 2014, interest expense was $75,380 and $67,521, respectively, an increase of 12%, or $7,859.  For the six months ended June 30, 2015 and 2014, interest expense was $145,288 and $121,613, respectively, an increase of 19%, or $23,675. The increase was primarily due to higher average debt during the three and six months ended

June 30, 2015 compared to the three and six months ended June 30, 2014.  The increase was partially offset by lower average interest rates resulting from the repayment and conversion of higher interest rate debt during 2014.

We expect interest expense to increase in future periods to the extent our total debt outstanding increases.

Interest and Investment Income (Loss) includes realized gains and losses, interest income, and our share of the income or loss of Sirius XM Canada.

For the three months ended June 30, 2015 and 2014, interest and investment income (loss) was $4,032 and $(1,066), respectively, and $5,013 and $3,283 for the six months ended June 30, 2015 and 2014, respectively.  The income for the three and six months ended June 30, 2015 was driven by the dividends received from Sirius XM Canada in excess of our investment.  The income (loss) for the three and six months ended June 30, 2014 was driven by our share of Sirius XM Canada’s net income and gain from the conversion of certain debentures into shares of Sirius XM Canada, partially offset by the amortization expense related to our equity method intangible assets.

Loss on Change in Value of Derivatives represents the change in fair value of the commitments under the share repurchase agreement with Liberty Media, which are accounted for as a derivative.

For the three and six months ended 2014, the loss on change in value of derivatives was $7,463 and $34,485, respectively.  The loss in 2014 resulted from a change in the market value of our common stock to be purchased under the share repurchase agreement with Liberty Media.  On April 25, 2014, we completed the final purchase installment under this share repurchase agreement and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share.

Income Taxes

Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

For the three months ended June 30, 2015 and 2014, income tax expense was $45,421 and $86,822, respectively. For the six months ended June 30, 2015 and 2014, income tax expense was $184,350 and $163,570, respectively.  We estimate our annual effective tax rate for the year ending December 31, 2015 will be 38.3%.  Our effective tax rate for the three and six months ended June 30, 2015 was 30.6% and 46.9%, respectively, primarily due to the effect of a tax law change in the District of Columbia during the three months ended March 31, 2015 and in New York City during the three months ended June 30, 2015.  The tax law change in the District of Columbia will reduce our future taxes and thus we will use less of certain net operating losses in the future which resulted in a $44,392 increase in our valuation allowance during the three months ended March 31, 2015.  The tax law change in New York City will increase certain net operating losses to be utilized in the future which resulted in a $16,945 increase in our deferred tax asset during the three months ended June 30, 2015.  Our effective tax rate for the six months ended June 30, 2014 was 43.3% primarily due to the impact of the loss on the change in fair value of the derivative related to the share repurchase agreement with Liberty Media.

Key Operating Metrics

In this section, we present certain financial and operating performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”).  These metrics include: average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; subscriber acquisition cost, or SAC, per installation; free cash flow; and adjusted EBITDA. These measures exclude the impact of share-based payment expense and certain purchase price accounting adjustments related to the Merger, which include the: (i) elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with programming providers.  Additionally, when applicable, we adjust our adjusted EBITDA and free cash flow metrics for any significant items that do not relate to the on-going performance of our business, such as the pre-1972 sound recordings legal settlement.  The portion of the pre-1972 sound recordings legal settlement related to the future period of July 2015 through December 2017 will not be excluded from adjusted EBITDA in future periods as the royalty expense will relate to the on-going performance of our business.  We use these Non-GAAP financial measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees.

Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity and significant items that do not relate to the on-going performance of our business.  In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We believe free cash flow is an indicator of the long-term financial stability of our business.  Free cash flow, which is reconciled to “Net cash provided by operating activities,” is a Non-GAAP financial measure.  This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding Restricted and other investment activity from “Net cash provided by operating activities” from the unaudited consolidated statements of cash flows, adjusted for any significant legal settlements.  Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies.  Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current and projected cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies.  We will exclude the $210,000 payment related to the pre-1972 sound recordings legal settlement from our free cash flow calculation in the third quarter of 2015.

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

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, these Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 35 through 39) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.  The following table contains our key operating metrics based on our adjusted results of operations for the three and six months ended June 30, 2015 and 2014. Subscribers and subscription related revenues and expenses associated with our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics:

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Self-pay subscribers	23,436	21,635	23,436	21,635
Paid promotional subscribers	4,999	4,667	4,999	4,667
Ending subscribers (a)	28,434	26,302	28,434	26,302
Self-pay subscribers	519	380	913	553
Paid promotional subscribers	173	96	210	189
Net additions (a)	692	475	1,123	742
Daily weighted average number of subscribers	28,031	26,006	27,720	25,805
Average self-pay monthly churn	1.6%	1.8%	1.7%	1.9%
New vehicle consumer conversion rate	41%	42%	41%	42%

ARPU	$12.42	$12.36	$12.34	$12.27
SAC, per installation	$32	$33	$33	$34
Customer service and billing expenses, per average subscriber	$0.99	$1.05	$1.00	$1.07
Free cash flow	$370,914	$335,044	$647,146	$557,833
Adjusted EBITDA	$414,962	$370,437	$814,189	$705,220
(a)	Note: Amounts may not sum as a result of rounding.

Subscribers. At June 30, 2015, we had 28.4 million subscribers, an increase of 2.1 million subscribers, or 8%, from the 26.3 million subscribers as of June 30, 2014.

For the three months ended June 30, 2015 and 2014, net additions were 692 thousand and 475 thousand, respectively, an increase of 217 thousand, or 46%.  For the six months ended June 30, 2015 and 2014, net additions were 1,123 thousand and 742 thousand, respectively, an increase of 381 thousand, or 51%.  The increase in subscribers was primarily due to increases in trial conversions, activations of inactive radios and lower voluntary churn, partially offset by higher deactivations related to vehicle turnover.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 35 through 39 for more details.)

For the three months ended June 30, 2015 and 2014, our average self-pay monthly churn rate was 1.6% and 1.8%, respectively.  For the six months ended June 30, 2015 and 2014, our average self-pay monthly churn rate was 1.7% and 1.9%, respectively. The decrease was due to improvements in voluntary churn partially offset by increased migrations of existing self-pay subscribers to unpaid trials.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 35 through 39 for more details).

For the three months ended June 30, 2015 and 2014, the new vehicle consumer conversion rate was 41% and 42%, respectively.  For the six months ended June 30, 2015 and 2014, the new vehicle consumer conversion rate was 41% and 42%, respectively. The decrease in the new vehicle consumer conversion rate was primarily due to an increased penetration rate and lower conversion of first-time satellite enabled car buyers and lessees.

ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services business), net advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 35 through 39 for more details.)

For the three months ended June 30, 2015 and 2014, ARPU was $12.42 and $12.36, respectively.  For the six months ended June 30, 2015 and 2014, the ARPU was $12.34 and $12.27, respectively.   The increase was driven primarily by the contribution of the U.S. Music Royalty Fee, partially offset by growth in subscription discounts offered through customer acquisition and retention programs, and a shift to longer-term promotional data service plans with lower rates.

SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 35 through 39 for more details.)

For the three months ended June 30, 2015 and 2014, SAC, per installation, was $32 and $33, respectively.  For the six months ended June 30, 2015 and 2014, SAC, per installation, was $33 and $34, respectively.  The decrease was primarily due to lower subsidies on chipsets and improvements in contractual OEM rates.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 35 through 39 for more details.)

For the three months ended June 30, 2015 and 2014, customer service and billing expenses, per average subscriber, were $0.99 and $1.05, respectively.  For the six months ended June 30, 2015 and 2014, customer service and billing expenses, per average subscriber, were $1.00 and $1.07, respectively. The decrease was primarily driven by efficiencies attained in our call centers.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, and restricted and other investment activity. (For a reconciliation to GAAP see the accompanying glossary on pages 35 through 39 for more details.)

For the three months ended June 30, 2015 and 2014, free cash flow was $370,914 and $335,044, respectively, an increase of $35,870, or 11%.  For the six months ended June 30, 2015 and 2014, free cash flow was $647,146 and $557,833, respectively, an increase of $89,313, or 16%. The increase was primarily driven by higher net cash provided by operating activities from improved operating performance, and higher collections from subscribers, partially offset by higher interest payments.

Adjusted EBITDA. EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other income and expense, loss on change in value of derivatives as well as certain other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense and the pre-1972 sound recordings legal settlement. (For a reconciliation to GAAP see the accompanying glossary on pages 35 through 39 for more details.)

For the three months ended June 30, 2015 and 2014, adjusted EBITDA was $414,962 and $370,437, respectively, an increase of 12%, or $44,525.  For the six months ended June 30, 2015 and 2014, adjusted EBITDA was $814,189 and $705,220, respectively, an increase of 15%, or $108,969. The increase was due to growth in adjusted revenues primarily as a result of the increase in our subscriber base and certain of our subscription rates, improved OEM subsidy rates per vehicle, and the termination of certain programming agreements; partially offset by higher costs associated with the growth in our revenues and subscriber base.

Liquidity and Capital Resources

Cash Flows for six months ended June 30, 2015 compared with the six months ended June 30, 2014.

As of June 30, 2015 and December 31, 2014, we had $294,053 and $147,724, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	Unaudited
	For the Six Months Ended June 30,
	2015	2014	2015 vs 2014
Net cash provided by operating activities	$712,341	$592,072	$120,269
Net cash used in investing activities	(65,195)	(33,095)	(32,100)
Net cash used in financing activities	(500,817)	(523,802)	22,985
Net increase in cash and cash equivalents	146,329	35,175	111,154
Cash and cash equivalents at beginning of period	147,724	134,805	12,919
Cash and cash equivalents at end of period	$294,053	$169,980	$124,073

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities increased by $120,269 to $712,341 for the six months ended June 30, 2015 from $592,072 for the six months ended June 30, 2014.

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

Cash Flows Used in Investing Activities

Cash flows used in investing activities are primarily due to additional spending to improve our terrestrial repeater network and for capitalized software. In 2015, our cash flows used in investing activities included an increase to our letters of credit issued for the benefit of lessors of certain of our office space.  In 2014, our cash flows used in investing activities were partially offset by a special one-time dividend received from our investment in Sirius XM Canada of $24,178.  We expect to continue to incur significant costs to improve our terrestrial repeater network and broadcast and administrative infrastructure.

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

Cash flows provided by financing activities in 2015 were due to the issuance of $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2025 and borrowings under the Credit Facility.  Cash flows used in financing activities in 2015 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $1,084,194 and repayments under the Credit Facility.  Cash flows used in financing activities in 2014 were primarily due to the purchase of shares of our common stock under our repurchase program for $1,532,164 and repayments under the Credit Facility.  In 2014, we issued $1,500,000 aggregate principal amount of 6.00% Senior Notes due 2024.

Future Liquidity and Capital Resource Requirements

Based upon our current business plans, we expect to fund operating expenses, capital expenditures, working capital requirements, legal settlements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility, under which as of June 30, 2015, $1,750,000 was available for future borrowing.

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

Stock Repurchase Program

As of June 30, 2015, our board of directors has approved for repurchase an aggregate of $6,000,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.

As of June 30, 2015, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1,547,431 shares for $5,379,148, and $620,852 remained available under our stock repurchase program.  We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and future borrowings.

Debt Covenants

The indentures governing Sirius XM's senior notes, and the agreement governing Sirius XM’s Credit Facility include restrictive covenants.  As of June 30, 2015, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Glossary

Adjusted EBITDA - EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other income and expense, loss on extinguishment of debt, loss on change in value of derivatives as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our on-going core operating results period over period, (ii) base our internal budgets and (iii) compensate management. As such, adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable):  (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) depreciation and amortization, (iii) share-based payment expense and (iv) other significant operating expense (income) that does not relate to the on-going performance of our business.  The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with programming providers.  We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of share-based payment expense is useful given share-based payment expense is not directly related to the operational conditions of our business.   We also believe the exclusion of the pre-1972 sound recordings legal settlement is useful as it does not represent an expense incurred as part of normal operations for the period.  The portion of the pre-1972 sound recordings legal settlement related to the future period of July 2015 through December 2017 will not be excluded from adjusted EBITDA in future periods as the royalty expense will relate to the on-going performance of our business.

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

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income (GAAP):	$102,849	$119,961	$208,541	$213,949
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 36-38)	1,813	1,813	3,626	3,626
Operating expenses (see pages 36-38)	(558)	(945)	(1,394)	(1,890)
Pre-1972 sound recordings legal settlement (GAAP)	107,658	—	107,658	—
Share-based payment expense (GAAP)	19,524	17,787	38,941	36,027
Depreciation and amortization (GAAP)	67,096	67,204	132,123	135,471
Interest expense, net of amounts capitalized (GAAP)	75,380	67,521	145,288	121,613
Interest and investment (income) loss (GAAP)	(4,032)	1,066	(5,013)	(3,283)
Loss on change in value of derivatives (GAAP)	—	7,463	—	34,485
Other (income) loss (GAAP)	(189)	1,745	69	1,652
Income tax expense (GAAP)	45,421	86,822	184,350	163,570
Adjusted EBITDA	$414,962	$370,437	$814,189	$705,220

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments from the Merger and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees.  The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the three and six months ended June 30, 2015 and 2014:

	Unaudited For the Three Months Ended June 30, 2015
	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$940,077	$—	$—	$940,077
Advertising revenue	28,839	—	—	28,839
Equipment revenue	29,263	—	—	29,263
Other revenue	125,031	1,813	—	126,844
Total revenue	$1,123,210	$1,813	$—	$1,125,023
Operating expenses
Cost of services:
Revenue share and royalties	$331,517	$—	$—	$331,517
Programming and content	69,370	558	(2,119)	67,809
Customer service and billing	91,932	—	(676)	91,256
Satellite and transmission	21,714	—	(975)	20,739
Cost of equipment	10,930	—	—	10,930
Subscriber acquisition costs	136,504	—	—	136,504
Sales and marketing	86,493	—	(4,024)	82,469
Engineering, design and development	16,088	—	(2,128)	13,960
General and administrative	72,137	—	(9,602)	62,535
Depreciation and amortization (a)	67,096	—	—	67,096
Share-based payment expense	—	—	19,524	19,524
Total operating expenses	$903,781	$558	$—	$904,339

(a)

Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended June 30, 2015 was $9,000.

	Unaudited For the Three Months Ended June 30, 2014
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

	Unaudited For the Six Months Ended June 30, 2015
	As Reported	Purchase Price Accounting Adjustments	Allocation of Share- based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$1,851,547	$—	$—	$1,851,547
Advertising revenue	55,712	—	—	55,712
Equipment revenue	54,104	—	—	54,104
Other revenue	242,837	3,626	—	246,463
Total revenue	$2,204,200	$3,626	$—	$2,207,826
Operating expenses
Cost of services:
Revenue share and royalties	$544,495	$—	$—	$544,495
Programming and content	140,516	1,394	(4,346)	137,564
Customer service and billing	184,029	—	(1,371)	182,658
Satellite and transmission	43,018	—	(1,912)	41,106
Cost of equipment	19,775	—	—	19,775
Subscriber acquisition costs	258,764	—	—	258,764
Sales and marketing	165,237	—	(7,768)	157,469
Engineering, design and development	31,048	—	(4,262)	26,786
General and administrative	151,960	—	(19,282)	132,678
Depreciation and amortization (a)	132,123	—	—	132,123
Share-based payment expense	—	—	38,941	38,941
Total operating expenses	$1,670,965	$1,394	$—	$1,672,359
(a)

Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the six months ended June 30, 2015 was $18,000.

	Unaudited For the Six Months Ended June 30, 2014
	As Reported	Purchase Price Accounting Adjustments	Allocation of Share- based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$1,729,596	$—	$—	$1,729,596
Advertising revenue	47,712	—	—	47,712
Equipment revenue	51,594	—	—	51,594
Other revenue	204,154	3,626	—	207,780
Total revenue	$2,033,056	$3,626	$—	$2,036,682
Operating expenses
Cost of services:
Revenue share and royalties	$395,632	$—	$—	$395,632
Programming and content	144,440	1,890	(4,469)	141,861
Customer service and billing	181,161	—	(1,164)	179,997
Satellite and transmission	42,651	—	(1,902)	40,749
Cost of equipment	19,834	—	—	19,834
Subscriber acquisition costs	247,429	—	—	247,429
Sales and marketing	154,086	—	(6,973)	147,113
Engineering, design and development	31,541	—	(3,863)	27,678
General and administrative	148,825	—	(17,656)	131,169
Depreciation and amortization (a)	135,471	—	—	135,471
Share-based payment expense	—	—	36,027	36,027
Total operating expenses	$1,501,070	$1,890	$—	$1,502,960
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

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Subscriber revenue, excluding connected vehicle (GAAP)	$915,311	$855,846	$1,803,692	$1,688,649
Add: advertising revenue (GAAP)	28,839	25,498	55,712	47,712
Add: other subscription-related revenue (GAAP)	100,300	82,990	192,954	163,758
	$1,044,450	$964,334	$2,052,358	$1,900,119
Daily weighted average number of subscribers	28,031	26,006	27,720	25,805
ARPU	$12.42	$12.36	$12.34	$12.27

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

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Customer service and billing expenses, excluding connected vehicle (GAAP)	$84,203	$82,705	$168,264	$166,809
Less: share-based payment expense (GAAP)	(676)	(587)	(1,371)	(1,164)
	$83,527	$82,118	$166,893	$165,645
Daily weighted average number of subscribers	28,031	26,006	27,720	25,805
Customer service and billing expenses, per average subscriber	$0.99	$1.05	$1.00	$1.07

Free cash flow - is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity.  Free cash flow is calculated as follows:

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Cash Flow information
Net cash provided by operating activities	$402,312	$340,682	$712,341	$592,072
Net cash used in investing activities	$(31,398)	$(5,638)	$(65,195)	$(33,095)
Net cash used in financing activities	$(558,904)	$(286,235)	$(500,817)	$(523,802)
Free Cash Flow
Net cash provided by operating activities	$402,312	$340,682	$712,341	$592,072
Additions to property and equipment	(31,398)	(29,816)	(61,229)	(58,417)
Purchases of restricted and other investments	—	—	(3,966)	—
Return of capital from investment in unconsolidated entity	—	24,178	—	24,178
Free cash flow	$370,914	$335,044	$647,146	$557,833

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

Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Subscriber acquisition costs (GAAP)	$136,504	$124,407	$258,764	$247,429
Less: margin from direct sales of radios and accessories (GAAP)	(18,333)	(15,586)	(34,329)	(31,760)
	$118,171	$108,821	$224,435	$215,669
Installations	3,655	3,280	6,876	6,358
SAC, per installation	$32	$33	$33	$34

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As of June 30, 2015, we did not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, certificates of deposit and investments in debt and equity securities of other entities.  We classify our investments in marketable securities as available-for-sale.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

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

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below.  These claims are at various stages of arbitration or adjudication.

Pre-1972 Sound Recording Matters.  In August and September 2013, we were named as a defendant in three putative class action suits and one additional suit challenging our use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 (“pre-1972 recordings”) under California, New York and/or Florida law.  The plaintiffs in the putative class action suits purport to seek in excess of $100 million in compensatory damages along with unspecified punitive damages and injunctive relief.  The plaintiffs in the individual lawsuit seek unspecified compensatory damages, punitive damages, and injunctive relief.

These cases are titled Flo & Eddie Inc. v. Sirius XM Radio Inc., No. 2:13-cv-5693-PSG-RZ (C.D. Cal.), Flo & Eddie, Inc. v. Sirius XM Radio Inc., No. 1:13-cv-23182-DPG (S.D. Fla.), and Flo & Eddie, Inc. v. Sirius XM Radio Inc., No. 1:13-cv-5784-CM (S.D.N.Y.) (collectively, the “Flo & Eddie cases”), and Capitol Records LLC et al. v. Sirius XM Radio Inc., No. BC-520981 (Super. Ct. L.A. County) (the “Capitol Records case”). Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

Each of these cases is at varying stages:

•

Flo & Eddie California Case.  In September 2014, the United States District Court for the Central District of California ruled that California Civil Code Section 980(a), which provides that the owner of a pre-1972 recording has “exclusive ownership” therein, includes the exclusive right to control public performances of that recording.  The Court granted Flo & Eddie’s motion for summary judgment on liability, holding that we were liable for unfair competition, misappropriation, and conversion under California law for publicly performing Flo & Eddie’s pre-1972 recordings without authorization. We intend to appeal that decision.  In May 2015, the Court granted Flo & Eddie’s motion for class certification and certified a class of owners of pre-1972 recordings that have been performed and used by us in California without authorization.  In June 2015, we filed a motion with the United States Court of Appeals for the Ninth Circuit seeking interlocutory review of that class certification decision.

•

Flo & Eddie New York Case.  In November 2014, the United States District Court for the Southern District of New York ruled that New York common law grants a public performance right to owners of pre-1972 recordings.  The Court denied our motion for summary judgment on liability.  In April 2015, the United States Court of Appeals for the Second Circuit granted our petition for interlocutory review of that decision.

•

Flo & Eddie Florida Case.  In June 2015, the United States District Court for the Southern District of Florida ruled that Florida common law does not grant a public performance right to owners of pre-1972 recordings.  In July 2015, Flo & Eddie filed a notice of appeal of that decision.

•

Capitol Records Case.  In October 2014, the Superior Court of the State of California for the County of Los Angeles adopted the Flo & Eddie California court’s interpretation of California law and granted plaintiffs’ motion for a jury instruction providing, in relevant part: “The owner of a sound recording ‘fixed’ (i.e., recorded) prior to February 15, 1972, possesses a property interest and exclusive ownership rights in that sound recording … [that] include[s] the exclusive right to publicly perform, or authorize others to publicly perform, the sound recording by means of digital transmission.”  The Court did not make any finding of liability.  In June 2015, we entered into a settlement agreement with the plaintiffs, Capitol Records LLC, Sony Music Entertainment, UMG Recordings, Inc., Warner Music Group Corp. and ABKCO Music & Records, Inc., to settle the case in its entirety.  Pursuant to the settlement agreement, we agreed to pay the plaintiffs, in the aggregate, $210 million on or before July 31, 2015 and the plaintiffs will dismiss the case with prejudice. The settlement resolves all past claims as to our use of pre-1972 recordings owned or controlled by the plaintiffs and enables us, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017. As part of the settlement, we have the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast pre-1972 recordings owned or controlled by the plaintiffs from January 1, 2018 through December 31, 2022. The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration. The plaintiffs have represented and warranted to us that in the United States they own, control or otherwise have the right to settle with respect to approximately 80% of the pre-1972 recordings we have historically played.

At this point we cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiff in the Flo & Eddie cases were to prevail in its allegations, but we believe we have substantial defenses to the claims asserted.  We are defending these actions vigorously.

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

In August 2014, the United States District Court for the District of Columbia granted our motion to dismiss the complaint without prejudice on the grounds that the case properly should be pursued before the Copyright Royalty Board rather than the district court.  In December 2014, SoundExchange filed a petition with the Copyright Royalty Board requesting an order interpreting the applicable regulations.  At this point we cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but we believe we have substantial defenses to the claims asserted.  We intend to defend this action vigorously.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc.. No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA.  Additional information concerning each of these actions is publicly available in filings under their docket numbers.

Telephone Consumer Protection Act Suits.  We are a defendant in several purported class action suits, which were commenced in February 2012, January 2013, January 2015, April 2015 and July 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division, the United States District Court for the Southern District of California, the United States District Court for the Northern District of Illinois and the United States District Court for the Middle District of Florida that allege that we, or certain call center vendors acting on our behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  The plaintiffs in these actions allege, among other things, that we called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked their prior consent and, in one of the actions, that we violated the TCPA’s call time restrictions.  The plaintiffs in these suits are seeking various forms of relief, including statutory damages of five-hundred dollars for each violation of the TCPA or, in the alternative, treble damages of up to fifteen-hundred dollars for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting violations of the TCPA in the future.  Plaintiffs in certain of these suits have filed a motion with the Judicial Panel on Multidistrict Litigation to transfer these purported class actions, and other allegedly related cases, to the United States District Court for the Northern District of Illinois for consolidated or coordinated pretrial proceedings.  We believe we have substantial defenses to the claims asserted in these actions, and we intend to defend them vigorously.

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

These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.), Brian Trenz v. Sirius XM Holdings, Inc. and Toyota Motor Sales, U.S.A., Inc., No. 15-cv-0044L-BLM (S.D. Cal), Yefim Elikman v. Sirius XM Radio, Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.) and Anthony Parker v. Sirius XM Radio, Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla).  Additional information concerning each of these actions is publicly available in court filings under their docket numbers.

With respect to certain matters described above under the captions “Pre-1972 Sound Recording Matters” and “Telephone Consumer Protection Act Suits”, we have determined, based on our current knowledge, that the amount of loss or range of loss, that is reasonably possible is not reasonably estimable.  However, these matters are inherently unpredictable and subject to significant uncertainties, many of which are beyond our control.  As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or cash flows.

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

Since December 2012, our board of directors has approved for repurchase an aggregate of $6.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2015, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1.5 billion shares for $5.4 billion, and $0.6 billion remained available under our stock repurchase program.  The size and timing of our repurchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2015 - April 30, 2015	48,104,200	$3.93	48,104,200	$991,800,113
May 1, 2015 - May 31, 2015	41,547,637	$3.88	41,547,637	$830,436,223
June 1, 2015 - June 30, 2015	54,787,371	$3.83	54,787,371	$620,852,362
Total	144,439,208	$3.88	144,439,208
(a)	These amounts include fees and commissions associated with shares repurchased. All of these repurchases were made pursuant to our share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of July 2015.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1

Amendment No. 2, dated as of June 16, 2015, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 19, 2015 (File No. 001-34295)).

10.2*

Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Appendix A to the Sirius XM Holdings Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 6, 2015 (File No. 001- 34295)).

10.3*	Sirius XM Holdings Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-34295)).

10.4*

Employment Agreement, dated June 19, 2015, between Sirius XM Radio Inc. and Dara F. Altman (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 23, 2015 (File No. 001-34295)).

10.5*

Employment Agreement, dated June 29, 2015, between Sirius XM Radio Inc. and James A. Cady (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-34295)).

31.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of David J. Frear, Senior Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2

Certificate of David J. Frear, Senior Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.1

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2015 and 2014; (ii) Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2015 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014; and (v) Combined Notes to Consolidated Financial Statements (Unaudited).

*This document has been identified as a management contract or compensatory plan or arrangement.

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