Form 10-Q
period 2015-09-30
SIRIUS XM HOLDINGS INC.
filed 2015-10-22
CIK 908937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 20, 2015)
COMMON STOCK, $0.001 PAR VALUE	5,212,117,469	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue:
Subscriber revenue	$974,471	$902,514	$2,826,018	$2,632,110
Advertising revenue	33,131	25,300	88,843	73,012
Equipment revenue	25,875	23,129	79,979	74,723
Other revenue	136,235	106,144	379,072	310,298
Total revenue	1,169,712	1,057,087	3,373,912	3,090,143
Operating expenses:
Cost of services:
Revenue share and royalties	238,620	204,307	783,115	599,939
Programming and content	75,707	74,920	216,223	219,360
Customer service and billing	94,492	93,013	278,521	274,174
Satellite and transmission	22,743	21,794	65,761	64,446
Cost of equipment	9,246	9,485	29,021	29,319
Subscriber acquisition costs	133,009	119,778	391,773	367,207
Sales and marketing	90,541	83,906	255,778	237,992
Engineering, design and development	16,132	16,136	47,180	47,677
General and administrative	67,234	75,170	219,194	223,995
Depreciation and amortization	70,404	64,550	202,527	200,021
Total operating expenses	818,128	763,059	2,489,093	2,264,130
Income from operations	351,584	294,028	884,819	826,013
Other income (expense):
Interest expense, net of amounts capitalized	(76,624)	(75,416)	(221,912)	(197,029)
Loss on change in value of derivatives	—	—	—	(34,485)
Other income	4,133	6,602	9,077	8,234
Total other expense	(72,491)	(68,814)	(212,835)	(223,280)
Income before income taxes	279,093	225,214	671,984	602,733
Income tax expense	(112,543)	(89,044)	(296,893)	(252,614)
Net income	$166,550	$136,170	$375,091	$350,119
Foreign currency translation adjustment, net of tax	(91)	(58)	(100)	20
Total comprehensive income	$166,459	$136,112	$374,991	$350,139
Net income per common share:
Basic	$0.03	$0.02	$0.07	$0.06
Diluted	$0.03	$0.02	$0.07	$0.06
Weighted average common shares outstanding:
Basic	5,297,797	5,626,078	5,436,378	5,860,248
Diluted	5,346,438	5,974,047	5,487,116	6,208,569

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except per share data)	2015	2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$152,545	$147,724
Receivables, net	237,200	220,579
Inventory, net	26,743	19,397
Related party current assets	8,725	4,344
Deferred tax asset	801,052	1,038,603
Prepaid expenses and other current assets	189,857	119,099
Total current assets	1,416,122	1,549,746
Property and equipment, net	1,440,368	1,510,112
Long-term restricted investments	9,888	5,922
Deferred financing fees, net	14,767	12,021
Intangible assets, net	2,605,978	2,645,046
Goodwill	2,205,107	2,205,107
Related party long-term assets	—	3,000
Long-term deferred tax asset	389,809	437,736
Other long-term assets	58,842	6,819
Total assets	$8,140,881	$8,375,509
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$606,393	$587,755
Accrued interest	95,363	80,440
Current portion of deferred revenue	1,711,435	1,632,381
Current portion of deferred credit on executory contracts	—	1,394
Current maturities of long-term debt	5,646	7,482
Related party current liabilities	3,013	4,340
Total current liabilities	2,421,850	2,313,792
Deferred revenue	154,473	151,901
Long-term debt	5,400,321	4,493,863
Related party long-term liabilities	11,505	13,635
Other long-term liabilities	91,820	92,481
Total liabilities	8,079,969	7,065,672
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, par value $0.001; 9,000,000 shares authorized; 5,240,619 and 5,653,529 shares issued; 5,233,869 and 5,646,119 outstanding at September 30, 2015 and December 31, 2014, respectively	5,240	5,653
Accumulated other comprehensive loss, net of tax	(502)	(402)
Additional paid-in capital	5,147,121	6,771,554
Treasury stock, at cost; 6,750 and 7,410 shares of common stock at September 30, 2015 and December 31, 2014, respectively	(25,104)	(26,034)
Accumulated deficit	(5,065,843)	(5,440,934)
Total stockholders’ equity	60,912	1,309,837
Total liabilities and stockholders’ equity	$8,140,881	$8,375,509

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Treasury Stock
(in thousands)	Shares	Amount	Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2014	5,653,529	$5,653	$(402)	$6,771,554	7,410	$(26,034)	$(5,440,934)	$1,309,837
Comprehensive income, net of tax	—	—	(100)	—	—	—	375,091	374,991
Share-based payment expense	—	—	—	62,334	—	—	—	62,334
Exercise of options and vesting of restricted stock units	14,356	14	—	245	—	—	—	259
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(39,711)	—	—	—	(39,711)
Issuance of common stock upon exercise of warrants	6,010	6	—	(6)	—	—	—	—
Common stock repurchased	—	—	—	—	432,616	(1,646,798)	—	(1,646,798)
Common stock retired	(433,276)	(433)	—	(1,647,295)	(433,276)	1,647,728	—	—
Balance at September 30, 2015	5,240,619	$5,240	$(502)	$5,147,121	6,750	$(25,104)	$(5,065,843)	$60,912

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net income	$375,091	$350,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,527	200,021
Non-cash interest expense, net of amortization of premium	5,851	16,515
Provision for doubtful accounts	34,031	32,875
Amortization of deferred income related to equity method investment	(2,082)	(2,081)
Gain on unconsolidated entity investments, net	—	(2,677)
Dividend received from unconsolidated entity investment	11,260	12,873
Loss on change in value of derivatives	—	34,485
Share-based payment expense	62,334	57,832
Deferred income taxes	285,478	244,667
Other non-cash purchase price adjustments	(1,394)	(2,836)
Changes in operating assets and liabilities:
Receivables	(50,651)	(46,756)
Inventory	(7,346)	(10,487)
Related party, net	(14,020)	(2,256)
Prepaid expenses and other current assets	(70,758)	(16,319)
Other long-term assets	(51,842)	1,784
Accounts payable and accrued expenses	26,584	(36,861)
Accrued interest	14,923	33,899
Deferred revenue	81,626	25,225
Other long-term liabilities	(658)	(1,854)
Net cash provided by operating activities	900,954	888,168
Cash flows from investing activities:
Additions to property and equipment	(90,943)	(87,244)
Purchases of restricted and other investments	(3,966)	—
Acquisition of business, net of cash acquired	—	1,144
Return of capital from investment in unconsolidated entity	—	24,178
Net cash used in investing activities	(94,909)	(61,922)
Cash flows from financing activities:
Proceeds from exercise of stock options	259	331
Taxes paid in lieu of shares issued for stock-based compensation	(39,622)	(24,781)
Proceeds from long-term borrowings and revolving credit facility, net of costs	1,579,323	2,151,205
Repayment of long-term borrowings and revolving credit facility	(693,456)	(993,772)
Common stock repurchased and retired	(1,647,728)	(1,990,449)
Net cash used in financing activities	(801,224)	(857,466)
Net increase (decrease) in cash and cash equivalents	4,821	(31,220)
Cash and cash equivalents at beginning of period	147,724	134,805
Cash and cash equivalents at end of period	$152,545	$103,585

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$192,927	$138,388
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$7,487	$719
Treasury stock not yet settled	$25,104	$15,565
Conversion of 7% Exchangeable Notes to common stock, net of debt issuance and deferred financing costs	$—	$6
Purchase price accounting adjustments to goodwill	$—	$1,698

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

We have agreements with every major automaker (“OEMs”) to offer satellite radios in their vehicles. We also acquire subscribers through marketing to owners and lessees of vehicles that include factory-installed satellite radios that are not currently subscribing to our services. Additionally, we distribute our satellite radios through retailers online and at locations nationwide and through our website.  Satellite radio services are also offered to customers of certain daily rental car companies.

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

In certain cases, a subscription to our radio services is included in the sale or lease price of new or previously owned vehicles. The length of these subscriptions varies but is typically three to twelve months.  We receive payments for these subscriptions from certain automakers.  We also reimburse various automakers for certain costs associated with satellite radios installed in new vehicles.

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

Certain numbers in our prior period consolidated financial statements have been reclassified to conform to our current period presentation.  All significant intercompany transactions have been eliminated in consolidation.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been made.

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

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 and have determined that no events have occurred that would require adjustment

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 16.

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

(2)	Summary of Significant Accounting Policies

Fair Value Measurements

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels.  Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments.  Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  As of September 30, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.

Our assets and liabilities measured at fair value were as follows:

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Sirius XM Canada Holdings Inc. ("Sirius XM Canada") - investment (a)	$173,900	—	—	$173,900	$246,500	—	—	$246,500
Liabilities:
Debt (b)	—	$5,419,038	—	$5,419,038	—	$4,613,044	—	$4,613,044

(a)	This amount approximates fair value. The carrying value of our investment in Sirius XM Canada was $0 and $2,654 as of September 30, 2015 and December 31, 2014, respectively.
(b)

The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm.  Refer to Note 11 for information related to the carrying value of our debt as of September 30, 2015 and December 31, 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest (Subtopic 835-30) and, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts.  The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement.  The recognition and measurement guidance for debt issuance costs are not affected by these ASUs.  These ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years.  Early adoption is permitted for financial statements that have not been previously issued, and retrospective application is required for each balance sheet presented.  We plan to adopt these ASUs in the fourth quarter of 2015, and debt issuance costs, other than those related to lines of credit, will be presented as a reduction to our debt liability within our consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In August 2015, with the issuance of ASU 2015-14, the FASB amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016.  Accordingly, we plan to adopt this ASU on January 1, 2018.  Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.

(3)	Earnings per Share

Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method.  We had no participating securities during the three and nine months ended September 30, 2015 and 2014.

Common stock equivalents of 162,433 and 143,697 for the three months ended September 30, 2015 and 2014, respectively, and 127,231 and 123,234 for the nine months ended September 30, 2015 and 2014, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income available to common stockholders for basic net income per common share	$166,550	$136,170	$375,091	$350,119
Add back:
Effect of interest on assumed conversions of convertible debt	—	5,363	—	16,088
Net income available to common stockholders for diluted net income per common share	$166,550	$141,533	$375,091	$366,207
Denominator:
Weighted average common shares outstanding for basic net income per common share	5,297,797	5,626,078	5,436,378	5,860,248
Weighted average impact of assumed convertible debt (a)	—	272,853	—	272,853
Weighted average impact of dilutive equity instruments	48,641	75,116	50,738	75,468
Weighted average shares for diluted net income per common share	5,346,438	5,974,047	5,487,116	6,208,569
Net income per common share:
Basic	$0.03	$0.02	$0.07	$0.06
Diluted	$0.03	$0.02	$0.07	$0.06
(a)	The 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”) were fully converted into shares of our common stock as of December 1, 2014.

(4)	Receivables, net

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

Receivables from distributors primarily include billed and unbilled amounts due from OEMs for services included in the sale or lease price of vehicles, as well as billed amounts due from wholesale distributors of our satellite radios.  Other receivables primarily include amounts due from manufacturers of our radios, modules and chipsets where we are entitled to subsidies and royalties based on the number of units produced.  We have not established an allowance for doubtful accounts for our receivables from distributors or other receivables as we have historically not experienced any significant collection issues with OEMs or other third parties.

Receivables, net consists of the following:

	September 30, 2015	December 31, 2014
Gross customer accounts receivable	$104,486	$101,634
Allowance for doubtful accounts	(6,958)	(7,815)
Customer accounts receivable, net	$97,528	$93,819
Receivables from distributors	119,494	105,731
Other receivables	20,178	21,029
Total receivables, net	$237,200	$220,579

(5)	Inventory, net

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

Inventory, net consists of the following:

	September 30, 2015	December 31, 2014
Raw materials	$15,177	$12,150
Finished goods	21,853	17,971
Allowance for obsolescence	(10,287)	(10,724)
Total inventory, net	$26,743	$19,397

(6)	Goodwill

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

As of September 30, 2015, there were no indicators of impairment and no impairment loss was recorded for goodwill during the three and nine months ended September 30, 2015 and 2014.  As of September 30, 2015, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the "Merger") between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. ("XM"), was $4,766,190, which was recognized during the year ended December 31, 2008.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

(7)	Intangible Assets

Our intangible assets include the following:

		September 30, 2015			December 31, 2014
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(329,348)	50,652	380,000	(305,755)	74,245
OEM relationships	15 years	220,000	(28,111)	191,889	220,000	(17,111)	202,889
Licensing agreements	12 years	45,289	(26,055)	19,234	45,289	(23,290)	21,999
Proprietary software	8 years	27,215	(17,237)	9,978	27,215	(15,691)	11,524
Developed technology	10 years	2,000	(1,433)	567	2,000	(1,283)	717
Leasehold interests	7.4 years	132	(128)	4	132	(114)	18
Total intangible assets		$3,008,290	$(402,312)	$2,605,978	$3,008,290	$(363,244)	$2,645,046

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

Our annual impairment assessment of our indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.  If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized.  As of September 30, 2015, there were no indicators of impairment, and no impairment loss was recorded for intangible assets with indefinite lives during the three and nine months ended September 30, 2015 and 2014.

Definite Life Intangible Assets

Amortization expense for all definite life intangible assets was $12,824 and $13,642 for the three months ended September 30, 2015 and 2014, respectively, and $39,068 and $41,586 for the nine months ended September 30, 2015 and 2014, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

Expected amortization expense for the remaining period in 2015, each of the fiscal years 2016 through 2019 and for periods thereafter is as follows:

Years ending December 31,	Amount
2015 (remaining)	$12,632
2016	48,545
2017	34,882
2018	19,463
2019	19,026
Thereafter	137,776
Total definite life intangible assets, net	$272,324

(8)	Property and Equipment

Property and equipment, net, consists of the following:

	September 30, 2015	December 31, 2014
Satellite system	$2,397,611	$2,397,611
Terrestrial repeater network	113,205	108,341
Leasehold improvements	48,928	48,677
Broadcast studio equipment	69,737	61,306
Capitalized software and hardware	426,745	340,738
Satellite telemetry, tracking and control facilities	75,218	71,268
Furniture, fixtures, equipment and other	79,553	78,237
Land	38,445	38,411
Building	59,624	59,373
Construction in progress	131,834	155,716
Total property and equipment	3,440,900	3,359,678
Accumulated depreciation and amortization	(2,000,532)	(1,849,566)
Property and equipment, net	$1,440,368	$1,510,112

Construction in progress consists of the following:

	September 30, 2015	December 31, 2014
Satellite system	$12,912	$12,912
Terrestrial repeater network	44,761	48,406
Capitalized software	50,761	77,755
Other	23,400	16,643
Construction in progress	$131,834	$155,716

Depreciation expense on property and equipment was $57,580 and $50,908 for the three months ended September 30, 2015 and 2014, respectively, and $163,459 and $158,435 for the nine months ended September 30, 2015 and 2014, respectively.  We retired property and equipment of $12,774 and $14,802 during the nine months ended September 30, 2015 and 2014, respectively.

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

* Satellite was fully depreciated and was still in operation as of September 30, 2015.

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

On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500,000 of our common stock from Liberty Media.  On April 25, 2014, we completed the final purchase installment under this share repurchase agreement and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share.  As there were certain terms in the forward purchase contract that could have caused the obligation to not be fulfilled, the instrument was recorded as a liability and was marked to fair value with $34,485 recorded to Loss on change in value of derivatives within our unaudited consolidated statements of comprehensive income during the nine months ended September 30, 2014.

Sirius XM Canada

We hold an equity method investment in Sirius XM Canada.  We own approximately 47,300 of Sirius XM Canada’s Class A shares on a converted basis, representing an approximate 37% equity interest and an approximate 25% voting interest.  We primarily provide programming and content services to Sirius XM Canada and are reimbursed from Sirius XM Canada for certain product development costs, production and distribution of chipset radios, as well as for information technology and streaming support costs.

We had the following related party balances associated with Sirius XM Canada:

	September 30, 2015	December 31, 2014
Related party current assets	$8,725	$4,344
Related party long-term assets	$—	$3,000
Related party current liabilities	$3,013	$4,340
Related party long-term liabilities	$11,505	$13,635

Our related party current asset balances primarily consist of programming and chipset costs for which we are reimbursed.  Our related party long-term asset balances primarily include our investment balance in Sirius XM Canada.  Our related party liabilities as of September 30, 2015 and December 31, 2014 included $2,776 for the current portion of deferred revenue and $11,333 and $13,415, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

We recorded the following revenue and other income associated with Sirius XM Canada in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue (a)	$17,941	$11,963	$44,437	$36,303
Other income
Share of net earnings (b)	$—	$1,711	$—	$5,019
Dividends (c)	$3,891	$4,591	$8,880	$4,591
(a)

Under our agreements with Sirius XM Canada, we currently receive a percentage-based royalty of 10% and 15% for certain types of subscription revenue earned by Sirius XM Canada for Sirius and XM platforms, respectively; additional royalties for premium services and royalties for activation fees and reimbursements for other charges.  We record revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income.  The license and services agreement entered into with legacy Sirius Canada will expire in 2017.  The license agreement entered into with legacy XM Canada will expire in 2020.

(b)

We recognize our proportionate share of earnings or losses of Sirius XM Canada as they occur as a component of Other income in our unaudited consolidated statements of comprehensive income on a one month lag.  This amount included amortization related to the equity method intangible assets of $363 for the nine months ended September 30, 2014.  As of September 30, 2015, we had $3,439 in losses related to our investment in Sirius XM Canada that we had not recorded in our unaudited consolidated financial statements since our investment balance is zero.  Future equity income will be offset by these losses prior to recording equity income in our results.

(c)

Sirius XM Canada declared dividends to us of $3,891 and $4,591 during the three months ended September 30, 2015 and 2014, respectively, and $11,881 and $39,046 during the nine months ended September 30, 2015 and 2014, respectively. These dividends were first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance existed and then as Other income for the remaining portion.

(10)	Investments

Long Term Restricted Investments

Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of certain of our office space.  As of September 30, 2015 and December 31, 2014, our Long-term restricted investments were $9,888 and $5,922, respectively.  During the nine months ended September 30, 2015, we increased our letters of credit by $3,966 associated with leased office space.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

(11)	Debt

Our debt as of September 30, 2015 and December 31, 2014 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at September 30, 2015	September 30, 2015	December 31, 2014
Sirius XM (b)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November 15	$500,000	$496,090	$495,529
Sirius XM (b)	September 2013	5.875% Senior Notes (the "5.875% Notes")	October 1, 2020	semi-annually on April 1 and October 1	650,000	644,482	643,790
Sirius XM (b)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	600,000	595,559	595,091
Sirius XM (b)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May 15 and November 15	500,000	495,478	495,116
Sirius XM (b)	May 2014	6.00% Senior Notes (the "6.00% Notes")	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,484,869	1,483,918
Sirius XM (b)(c)	March 2015	5.375% Senior Notes (the "5.375% Notes")	April 15, 2025	semi-annually on April 15 and October 15	1,000,000	989,231	—
Sirius XM (b)(d)	August 2012	5.25% Senior Secured Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	400,000	395,540	395,147
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 16, 2020	variable fee paid quarterly	1,750,000	290,000	380,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	14,718	12,754
Total Debt						5,405,967	4,501,345
Less: total current maturities						5,646	7,482
Total long-term debt						$5,400,321	$4,493,863
(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.
(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.
(c)	In March 2015, Sirius XM issued $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2025, with an original issuance discount of $11,250.
(d)	The liens securing the 5.25% Notes are equal and ratable to the liens granted to secure the Credit Facility.
(e)

In December 2012, Sirius XM entered into a five-year Credit Facility with a syndicate of financial institutions for $1,250,000. In June 2015, Sirius XM entered into an amendment to increase the total borrowing capacity under the Credit Facility to $1,750,000 and to extend the maturity to June 2020.  Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.30% per annum as of September 30, 2015.  As of September 30, 2015, $1,460,000 was available for future borrowing under the Credit Facility.  Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.

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

At September 30, 2015 and December 31, 2014, we were in compliance with our debt covenants.

(12)	Stockholders’ Equity

Common Stock, par value $0.001 per share

We are authorized to issue up to 9,000,000 shares of common stock. There were 5,240,619 and 5,653,529 shares of common stock issued and 5,233,869 and 5,646,119 shares outstanding on September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, 333,003 shares of common stock were reserved for issuance in connection with incentive stock based awards and common stock to be granted to members of our board of directors, employees and third parties.

Stock Repurchase Program

In August 2015, our board of directors approved an additional $2,000,000 for repurchase of our common stock, bringing the total amount of common stock approved to date for repurchase to $8,000,000 as of September 30, 2015. Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2015, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1,691,891 shares for $5,931,990, and $2,068,010 remained available under our stock repurchase program.

The following table summarizes our share repurchase activity for the nine months ended:

	September 30, 2015		September 30, 2014
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market and Privately Negotiated Repurchases (a)	432,616	$1,646,798	273,436	$909,609
Liberty Media (b)	—	—	92,889	340,000
May 2014 ASR Agreement (c)	—	—	151,846	506,404
August 2014 ASR Agreement (d)	—	—	51,885	250,000
Total Repurchases	432,616	$1,646,798	570,056	$2,006,013

(a)

As of September 30, 2015, $25,104 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders’ equity.

(b)	On April 25, 2014, we completed the final purchase installment under an agreement with Liberty Media.
(c)

In May 2014, we entered into an accelerated share repurchase agreement (the “May 2014 ASR Agreement”) under which we prepaid $600,000 to a third-party financial institution to repurchase our common stock.  Under the May 2014 ASR Agreement, we received 151,846 shares of our common stock during the nine months ended September 30, 2014 which were retired upon receipt and the counterparty returned to us $93,596 for the unused portion of the original prepayment.

(d)

In August 2014, we entered into an accelerated share repurchase agreement (the “August 2014 ASR Agreement”) under which we prepaid $250,000 to a third-party financial institution to repurchase our common stock.  During the nine months ended September 30, 2014, we received 51,885 shares of our common stock that were retired upon receipt and an additional 19,432 shares of our common stock were received and retired in October 2014.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

Preferred Stock, par value $0.001 per share

We are authorized to issue up to 50,000 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of September 30, 2015 and December 31, 2014.

Warrants

We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements.  As of December 31, 2014, 16,667 warrants to acquire an equal number of shares of common stock with an exercise price of $2.50 per share were outstanding and fully vested.  During the second quarter of 2015, the remaining 16,667 warrants were exercised on a net settlement basis, resulting in the issuance of 6,010 shares of our common stock.  Except for an insignificant amount of warrant expense associated with the extension of the warrants during the three months ended March 31, 2015, we did not incur warrant related expenses during the three and nine months ended September 30, 2015 and 2014.  Warrants were included in our calculation of diluted net income per common share as the effect was dilutive for the three and nine months ended September 30, 2014.  As of September 30, 2015, there were no warrants outstanding.

(13)	Benefit Plans

We recognized share-based payment expense of $23,393 and $21,805 for the three months ended September 30, 2015 and 2014, respectively, and $62,334 and $57,832 for the nine months ended September 30, 2015 and 2014, respectively.

2015 Long-Term Stock Incentive Plan

In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deem appropriate.  Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards.  Stock-based awards granted under the 2015 Plan are generally subject to a vesting requirement.  Stock options generally expire ten years from the date of grant.  Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of September 30, 2015, 292,790 shares of common stock were available for future grants under the 2015 Plan.

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

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.4%	1.7%	1.4%	1.6%
Expected life of options — years	4.22	4.78	4.20	4.72
Expected stock price volatility	26%	33%	26%	33%
Expected dividend yield	0%	0%	0%	0%

There were no options granted to third parties during the three and nine months ended September 30, 2015 and 2014.  We do not intend to pay regular dividends on our common stock.  Accordingly, the dividend yield percentage used in the Black-Scholes-Merton option value was zero for all periods.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

The following table summarizes stock option activity under our share-based plans for the nine months ended September 30, 2015:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	267,854	$2.72
Granted	99,545	$3.92
Exercised	(39,485)	$1.70
Forfeited, cancelled or expired	(11,870)	$4.80
Outstanding as of September 30, 2015	316,044	$3.14	7.63	$216,110
Exercisable as of September 30, 2015	130,358	$2.45	5.58	$178,344

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2015 and 2014 was $0.91 and $1.05, respectively.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $85,387 and $62,650, respectively.  During the nine months ended September 30, 2015, the number of shares which were issued as a result of stock option exercises was 12,761.

We recognized share-based payment expense associated with stock options of $19,418 and $19,318 for the three months ended September 30, 2015 and 2014, respectively, and $52,662 and $52,126 for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes the restricted stock unit and stock award activity under our share-based plans for the nine months ended September 30, 2015:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2014	11,575	$3.47
Granted	8,447	$3.91
Vested	(2,446)	$3.49
Forfeited	(617)	$3.59
Nonvested as of September 30, 2015	16,959	$3.68

The weighted average grant date fair value per share of restricted stock units and stock awards granted during the nine months ended September 30, 2015 and 2014 was $3.91 and $3.39, respectively.  The total intrinsic value of restricted stock units and stock awards vesting during the nine months ended September 30, 2015 and 2014 was $9,565 and $3,924, respectively.  During the nine months ended September 30, 2015, the number of shares which were issued as a result of restricted stock units and stock awards vesting was 1,595.

We recognized share-based payment expense associated with restricted stock units and stock awards of $3,975 and $2,487 during the three months ended September 30, 2015 and 2014, respectively, and $9,672 and $5,706 during the nine months ended September 30, 2015 and 2014, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units granted to employees and members of our board of directors at September 30, 2015 and December 31, 2014, net of estimated forfeitures, were $215,895 and $162,985, respectively.  The total unrecognized compensation costs at September 30, 2015 are expected to be recognized over a weighted-average period of 3 years.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

401(k) Savings Plan

Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Beginning in January 2014, our cash employer matching contributions were no longer used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We contributed $1,486 and $1,190 during three months ended September 30, 2015 and 2014, respectively, and $6,026 and $4,323 during the nine months ended September 30, 2015 and 2014, respectively, to the Sirius XM Plan in fulfillment of our matching obligation.

Sirius XM Holdings Inc. Deferred Compensation Plan

In June 2015, we adopted the Sirius XM Holdings Inc. Deferred Compensation Plan (the “DCP”), effective July 1, 2015.  The DCP allows members of our Board of Directors and certain eligible employees to defer all or a portion of their base salary, cash incentive compensation and/or Board of Directors compensation, as applicable, each plan year.  Pursuant to the terms of the DCP, we may elect to make additional contributions beyond amounts deferred by participants, but we are under no obligation to do so.  We intend to establish a grantor (or “rabbi”) trust to facilitate the payment of our obligations under the DCP.  As of September 30, 2015, there were no balances or amounts associated with the DCP that were recorded in our unaudited consolidated financial statements.

(14)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of September 30, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total
Debt obligations	$1,824	$4,764	$3,840	$2,810	$1,480	$5,440,000	$5,454,718
Cash interest payments	76,911	293,069	292,919	292,811	292,735	1,013,693	2,262,138
Satellite and transmission	5,827	8,172	3,677	4,102	4,116	12,679	38,573
Programming and content	45,963	127,573	96,166	75,277	58,337	67,500	470,816
Marketing and distribution	7,370	15,339	9,839	8,972	6,753	2,530	50,803
Satellite incentive payments	2,955	12,367	13,296	14,302	10,652	43,527	97,099
Operating lease obligations	8,764	48,367	42,008	40,563	36,115	212,462	388,279
Other	39,830	25,757	11,952	3,481	456	356	81,832
Total (1)	$189,444	$535,408	$473,697	$442,318	$410,644	$6,792,747	$8,844,258
(1)

The table does not include our reserve for uncertain tax positions, which at September 30, 2015 totaled $1,432, as the specific timing of any cash payments cannot be projected with reasonable certainty.

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

Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions. The cost of our stock acquired from a third-party financial institution but not paid for as of September 30, 2015 is also included in this category.

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

Telephone Consumer Protection Act Suits.  We are a defendant in several purported class action suits, which were commenced in February 2012, January 2013, April 2015 and July 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division, the United States District Court for the Southern District of California, the United States District Court for the Northern District of Illinois and the United States District Court for the Middle District of Florida, respectively, that allege that we, or call center vendors acting on our behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  The plaintiffs in these actions allege, among other things, that we called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked his or her prior consent.  In one of the actions, the plaintiff also alleges that we violated the TCPA’s call time restrictions and in one of the other actions the plaintiff also alleges that we violated the TCPA’s do not call restrictions.  The plaintiffs in these suits are seeking various forms of relief, including statutory damages of five-hundred dollars for each violation of the TCPA or, in the alternative, treble damages of up to fifteen-hundred dollars for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting any violations of the TCPA in the future.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

The plaintiffs in the cases titled, Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.), and Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.) have filed motions to certify several classes.

We have notified certain of our call center vendors of these actions and requested that they defend and indemnify us against these claims pursuant to the provisions of their existing or former agreements with us.  We believe we have valid contractual claims against call center vendors in connection with these claims and intend to preserve and pursue our rights to recover from these entities.

These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio, Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.) and Anthony Parker v. Sirius XM Radio, Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla).  Additional information concerning each of these actions is publicly available in court filings under their docket numbers.  We believe we have substantial defenses to the claims asserted in these actions, and we intend to defend them vigorously.

Pre-1972 Sound Recording Matters.  In August 2013, SoundExchange, Inc. filed a complaint in the United States District Court for the District of Columbia alleging that we underpaid royalties for statutory licenses during the 2007-2012 period in violation of the regulations established by the Copyright Royalty Board for that period.  SoundExchange principally alleges that we improperly reduced our calculation of gross revenues, on which the royalty payments are based, by deducting non-recognized revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations.  SoundExchange is seeking compensatory damages of not less than $50,000 and up to $100,000 or more, payment of late fees and interest, and attorneys’ fees and costs.

In August 2014, the United States District Court for the District of Columbia granted our motion to dismiss the complaint without prejudice on the grounds that the case properly should be pursued before the Copyright Royalty Board rather than the district court.  In December 2014, SoundExchange filed a petition with the Copyright Royalty Board requesting an order interpreting the applicable regulations.  We believe we have substantial defenses to the claims asserted, and intend to defend this action vigorously.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA.  Additional information concerning each of these actions is publicly available in filings under their docket numbers.

In addition, in August 2013 and September 2013, we were named as a defendant in three putative class action suits challenging our use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 (“pre-1972 recordings”) under California, New York and/or Florida law.  These cases are titled Flo & Eddie Inc. v. Sirius XM Radio Inc., No. 2:13-cv-5693-PSG-RZ (C.D. Cal.), Flo & Eddie, Inc. v. Sirius XM Radio Inc., No. 1:13-cv-23182-DPG (S.D. Fla.), and Flo & Eddie, Inc. v. Sirius XM Radio Inc., No. 1:13-cv-5784-CM (S.D.N.Y.) (collectively, the “Flo & Eddie cases”).  In September 2015 and October 2015, we were named as a defendant, along with Pandora Media, Inc., in four putative class action suits challenging our use and public performance of pre-1972 recordings and, in two of the cases, alleging violations of the putative plaintiffs’ rights of publicity under California and New York law.  These cases are titled Arthur and Barbara Sheridan v. Sirius XM Radio Inc. and Pandora Media, Inc., No. 4:15-cv-04081-VC (N.D. Cal.), Arthur and Barbara Sheridan v. Sirius XM Radio Inc. and Pandora Media, Inc., No. 1:15-cv-07056-GHW (S.D.N.Y.), Arthur and Barbara Sheridan v. Sirius XM Radio, Inc. and Pandora Media, Inc., No.2:33-av-00001 (D.N.J.), and Arthur and Barbara Sheridan v. Sirius XM Radio, Inc. and Pandora Media, Inc., No. 1:15-cv-09236 (E.D. Ill.) (collectively, the “Sheridan cases”).  The plaintiffs in the Flo & Eddie and Sheridan cases purport to seek in excess of $100,000 in compensatory damages along with unspecified punitive damages and injunctive relief.  In June 2015, we settled a separate suit brought by Capitol Records LLC, Sony Music Entertainment, UMG Recordings, Inc., Warner Music Group Corp. and ABKCO Music & Records, Inc. relating to our use and public performance of pre-1972 recordings for $210,000 which was paid in July 2015.  These settling record companies claim to own, control or otherwise have the right to settle with respect to approximately 85% of the pre-1972 recordings we have historically played.  The portion of the settlement covering the remaining future service periods is being amortized to Revenue share and royalties within our unaudited statements of comprehensive income from through December 2017 and as of September 30, 2015, $39,765 was recorded to Prepaid expenses and other current assets and $53,596 was recorded to Other long-term assets within our unaudited consolidated balance sheets.

Additional information concerning the Flo & Eddie and Sheridan cases is publicly available in court filings under their docket numbers.  Each of the cases is at varying stages:

•

Flo & Eddie California Case.  In September 2014, the United States District Court for the Central District of California ruled that California Civil Code Section 980(a), which provides that the owner of a pre-1972 recording has “exclusive

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

ownership” therein, includes the exclusive right to control public performances of that recording.  The Court granted Flo & Eddie’s motion for summary judgment on liability, holding that we were liable for unfair competition, misappropriation, and conversion under California law for publicly performing Flo & Eddie’s pre-1972 recordings without authorization.  We intend to appeal that decision.  In May 2015, the Court granted Flo & Eddie’s motion for class certification and certified a class of owners of pre-1972 recordings that have been performed and used by us in California without authorization.  We are pursuing an appeal of that decision in the United States Court of Appeals for the Ninth Circuit.

•

Flo & Eddie New York Case.  In November 2014, the United States District Court for the Southern District of New York ruled that New York common law grants a public performance right to owners of pre-1972 recordings.  The Court denied our motion for summary judgment on liability.  We are appealing that decision in the United States Court of Appeals for the Second Circuit.

•

Flo & Eddie Florida Case.  In June 2015, the United States District Court for the Southern District of Florida ruled that Florida common law does not grant a public performance right to owners of pre-1972 recordings.  Flo & Eddie is appealing that decision in the United States Court of Appeals for the Eleventh Circuit.

•

Sheridan Cases.  We intend to seek a stay of the Sheridan California case pending the resolution of a related appeal in the United States Court of Appeals for the Ninth Circuit, Pandora Media, Inc. v. Flo & Eddie, Inc., Appeal No. 15-55287 (9th Cir.), concerning the existence of a public performance right under California law.  We also intend to seek a stay of the Sheridan New York case pending the resolution of our appeal to the United States Court of Appeals for the Second Circuit in the Flo & Eddie New York case.

We believe we have substantial defenses to the claims asserted, and we are defending these actions vigorously.

With respect to certain matters described above under the captions “Telephone Consumer Protection Act Suits” and “Pre-1972 Sound Recording Matters”, we have determined, based on our current knowledge, that the amount of loss or range of loss, that is reasonably possible is not reasonably estimable.  However, these matters are inherently unpredictable and subject to significant uncertainties, many of which are beyond our control.  As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or cash flows.

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

We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM.  Income tax expense for the three months ended September 30, 2015 and 2014 was $112,543 and $89,044, respectively, and $296,893 and $252,614, respectively, for the nine months ended September 30, 2015 and 2014.  We estimate that our annual effective tax rate for the year ending December 31, 2015 will be 37.9%. Our effective tax rate for the three and nine months ended September 30, 2015 was 40.3% and 44.2%, respectively.  Our effective tax rate for the nine months ended September 30, 2015 was impacted by tax law changes in the District of Columbia and New York City.  The tax law change in the District of Columbia will reduce our future taxes and thus we will use less of certain net operating losses in the future which resulted in a $44,392 increase in our valuation allowance during the nine months ended September 30, 2015.  The tax law change in New York City will increase certain net operating losses to be utilized in the future resulting in a $14,831 increase in our deferred tax asset during the nine months ended September 30, 2015.  Our effective tax rate for the nine months ended September 30, 2014 was 41.9% due to the impact of the loss on change in fair value of the derivative related to the share repurchase agreement with Liberty Media.

As of September 30, 2015 and December 31, 2014, we had a valuation allowance related to deferred tax assets of $49,849 and $4,995, respectively, that were not likely to be realized due to certain state net operating loss limitations and acquired net operating losses that we were not likely to utilize.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(UNAUDITED)

(Dollars and shares in thousands, except per share amounts)

(16)	Subsequent Events

Stock Repurchase Program

For the period from October 1, 2015 to October 20, 2015, we repurchased 22,500 shares of our common stock for an aggregate purchase price of $87,645, including fees and commissions, on the open market.

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

Special Note Regarding Forward-Looking Statements

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, particularly the risk factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We have agreements with every major automaker (“OEMs”) to offer satellite radios in their vehicles.  We also acquire subscribers through marketing to owners and lessees of vehicles that include factory-installed satellite radios that are not currently subscribing to our services.  Additionally, we distribute our satellite radios through retailers online and at locations nationwide and through our website.  Satellite radio services are also offered to customers of certain daily rental car companies.

As of September 30, 2015, we had nearly 29.0 million subscribers of which 23.8 million were self-pay subscribers and 5.1 million were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, and data services who do not also have satellite radio subscriptions.  Subscribers and subscription related revenues and expenses associated with our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.

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

In certain cases, a subscription to our radio services is included in the sale or lease price of new vehicles or previously owned vehicles. The length of these subscriptions varies but is typically three to twelve months. We receive payments for these subscriptions from certain automakers. We also reimburse various automakers for certain costs associated with satellite radios installed in new vehicles.

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

Results of Operations

Set forth below are our results of operations for the three and nine months ended September 30, 2015 compared with the three and nine months ended September 30, 2014.

	Unaudited				2015 vs 2014 Change
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months		Nine Months
	2015	2014	2015	2014	Amount	%	Amount	%
Revenue:
Subscriber revenue	$974,471	$902,514	$2,826,018	$2,632,110	$71,957	8%	$193,908	7%
Advertising revenue	33,131	25,300	88,843	73,012	7,831	31%	15,831	22%
Equipment revenue	25,875	23,129	79,979	74,723	2,746	12%	5,256	7%
Other revenue	136,235	106,144	379,072	310,298	30,091	28%	68,774	22%
Total revenue	1,169,712	1,057,087	3,373,912	3,090,143	112,625	11%	283,769	9%
Operating expenses:
Cost of services:
Revenue share and royalties	238,620	204,307	783,115	599,939	34,313	17%	183,176	31%
Programming and content	75,707	74,920	216,223	219,360	787	1%	(3,137)	(1%)
Customer service and billing	94,492	93,013	278,521	274,174	1,479	2%	4,347	2%
Satellite and transmission	22,743	21,794	65,761	64,446	949	4%	1,315	2%
Cost of equipment	9,246	9,485	29,021	29,319	(239)	(3%)	(298)	(1%)
Subscriber acquisition costs	133,009	119,778	391,773	367,207	13,231	11%	24,566	7%
Sales and marketing	90,541	83,906	255,778	237,992	6,635	8%	17,786	7%
Engineering, design and development	16,132	16,136	47,180	47,677	(4)	0%	(497)	(1%)
General and administrative	67,234	75,170	219,194	223,995	(7,936)	(11%)	(4,801)	(2%)
Depreciation and amortization	70,404	64,550	202,527	200,021	5,854	9%	2,506	1%
Total operating expenses	818,128	763,059	2,489,093	2,264,130	55,069	7%	224,963	10%
Income from operations	351,584	294,028	884,819	826,013	57,556	20%	58,806	7%
Other income (expense):
Interest expense, net of amounts capitalized	(76,624)	(75,416)	(221,912)	(197,029)	(1,208)	(2%)	(24,883)	(13%)
Loss on change in value of derivatives	—	—	—	(34,485)	—	0%	34,485	100%
Other income	4,133	6,602	9,077	8,234	(2,469)	(37%)	843	10%
Total other expense	(72,491)	(68,814)	(212,835)	(223,280)	(3,677)	(5%)	10,445	5%
Income before income taxes	279,093	225,214	671,984	602,733	53,879	24%	69,251	11%
Income tax expense	(112,543)	(89,044)	(296,893)	(252,614)	(23,499)	(26%)	(44,279)	(18%)
Net income	$166,550	$136,170	$375,091	$350,119	$30,380	22%	$24,972	7%

Our results of operations discussed below include the impact of purchase price accounting adjustments associated with the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (the “Merger”). The purchase price accounting adjustments related to the Merger, include the: (i) elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with programming providers.  The purchase price accounting adjustments related to programming providers concluded with the expiration of the acquired contract in June 2015.  The impact of these purchase price accounting adjustments is detailed in our Adjusted Revenues and Operating Expenses tables on pages 36 through 38 of our glossary.

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

For the three months ended September 30, 2015 and 2014, subscriber revenue was $974,471 and $902,514, respectively, an increase of 8%, or $71,957.  For the nine months ended September 30, 2015 and 2014, subscriber revenue was $2,826,018 and $2,632,110, respectively, an increase of 7%, or $193,908.  The increase was primarily attributable to an increase in the daily weighted average number of subscribers and increases in certain of our subscription rates, partially offset by subscription discounts offered through customer acquisition and retention programs.

We expect subscriber revenues to increase based on the growth of our subscriber base, including the growth of our connected vehicle business, the effects of an increase in certain of our subscription rates and the sale of additional services to subscribers.

Advertising Revenue includes the sale of advertising on certain non-music channels.

For the three months ended September 30, 2015 and 2014, advertising revenue was $33,131 and $25,300, respectively, an increase of 31%, or $7,831. For the nine months ended September 30, 2015 and 2014, advertising revenue was $88,843 and $73,012, respectively, an increase of 22%, or $15,831.  The increase was due to a greater number of advertising spots sold and broadcast as well as increased rates per spot.

We expect our advertising revenue to continue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

For the three months ended September 30, 2015 and 2014, equipment revenue was $25,875 and $23,129, respectively, an increase of 12%, or $2,746.  For the nine months ended September 30, 2015 and 2014, equipment revenue was $79,979 and $74,723, respectively, an increase of 7%, or $5,256. The increase was driven by royalties from higher OEM production and sales to distributors, partially offset by lower direct to consumer sales.

We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume of equipment sales in our aftermarket and direct to consumer business.

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.

For the three months ended September 30, 2015 and 2014, other revenue was $136,235 and $106,144, respectively, an increase of 28%, or $30,091.  For the nine months ended September 30, 2015 and 2014, other revenue was $379,072 and $310,298, respectively, an increase of 22%, or $68,774.  The increase was driven by revenues from the U.S. Music Royalty Fee due to an increase in the rate along with an increase in subscribers, increased revenue from our Canadian affiliate and higher revenue generated from our connected vehicle business.

We expect other revenue to increase as our growing subscriber base drives higher U.S. Music Royalty Fees.

Operating Expenses

Revenue Share and Royalties include distribution and content provider revenue share, royalties for broadcasting performance content and web streaming, and advertising revenue share.

For the three months ended September 30, 2015 and 2014, revenue share and royalties were $238,620 and $204,307, respectively, an increase of 17%, or $34,313, and increased as a percentage of total revenue.  For the nine months ended September 30, 2015 and 2014, revenue share and royalties were $783,115 and $599,939, respectively, an increase of 31%, or $183,176, and increased as a percentage of total revenue. The increase was primarily due to $8,981 and $116,639 in expense recorded during the three and nine months ended September 30, 2015, respectively, for the portion of the $210,000 settlement of the Capitol Records LLC et al. v. Sirius XM Radio Inc. lawsuit related to our use of pre-1972 sound recordings through September 30, 2015.  Revenue share and royalties also increased due to greater revenues subject to royalty and revenue sharing arrangements and a 5.3% increase in the statutory royalty rate for the performance of sound recordings.

We expect our revenue share and royalty costs to increase as a result of the foregoing settlement and as our revenues grow and our royalty rates increase.  We expect to recognize $10,111 in expense related to the foregoing settlement for the use of pre-1972 sound recordings for the remainder of 2015 and $83,250 for 2016 through 2017.  As determined by the Copyright Royalty Board, we have paid or will pay royalties for the use of certain sound recordings on our satellite radio service of 9.5%, 10.0% and 10.5% in 2014, 2015 and 2016, respectively.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.

For the three months ended September 30, 2015 and 2014, programming and content expenses were $75,707 and $74,920, respectively, an increase of 1%, or $787, but decreased as a percentage of total revenue.  For the nine months ended September 30, 2015 and 2014, programming and content expenses were $216,223 and $219,360, respectively, a decrease of 1%, or $3,137, and decreased as a percentage of total revenue.  The increase for the three month period resulted from the renewal of certain programming agreements at increased costs.  The decrease for the nine months was primarily due to the termination of certain agreements, partially offset by the addition of new contracts and personnel-related costs.

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

For the three months ended September 30, 2015 and 2014, customer service and billing expenses were $94,492 and $93,013, respectively, an increase of 2%, or $1,479, but decreased as a percentage of total revenue.  For the nine months ended September 30, 2015 and 2014, customer service and billing expenses were $278,521 and $274,174, respectively, an increase of 2%, or $4,347, but decreased as a percentage of total revenue.  The increase was primarily due to a higher subscriber base driving increased transaction fees and higher personnel related costs, partially offset by efficiencies attained in our call centers.

We expect our customer service and billing expenses to increase as our subscriber base grows.

Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; broadcast studios; and delivery of our Internet streaming service.

For the three months ended September 30, 2015 and 2014, satellite and transmission expenses were $22,743 and $21,794, respectively, an increase of 4%, or $949, but remained flat as a percentage of total revenue.  For the nine months ended September 30, 2015 and 2014, satellite and transmission expenses were $65,761 and $64,446, respectively, an increase of 2%, or $1,315, but remained flat as a percentage of total revenue.  The increase was primarily due to higher costs associated with our Internet streaming operations and higher personnel-related costs, partially offset by lower satellite insurance costs.

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

For the three months ended September 30, 2015 and 2014, cost of equipment was $9,246 and $9,485, respectively, a decrease of 3%, or $239, and decreased as a percentage of equipment revenue.  For the nine months ended September 30, 2015 and 2014, cost of equipment expenses were $29,021 and $29,319, respectively, a decrease of 1%, or $298, and decreased as a percentage of equipment revenue. The decrease was primarily due to lower direct to consumer sales, partially offset by higher sales to distributors.

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

For the three months ended September 30, 2015 and 2014, subscriber acquisition costs were $133,009 and $119,778, respectively, an increase of 11%, or $13,231, but remained flat as a percentage of total revenue.  For the nine months ended September 30, 2015 and 2014, subscriber acquisition costs were $391,773 and $367,207, respectively, an increase of 7%, or $24,566, but decreased as a percentage of total revenue. Increased costs related to a larger number of satellite radio installations in new vehicles were partially offset by improved OEM and chipset subsidy rates per vehicle.

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

For the three months ended September 30, 2015 and 2014, sales and marketing expenses were $90,541 and $83,906, respectively, an increase of 8%, or $6,635, but remained flat as a percentage of total revenue.  For the nine months ended September 30, 2015 and 2014, sales and marketing expenses were $255,778 and $237,992, respectively, an increase of 7%, or $17,786, but remained flat as a percentage of total revenue. The increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials and higher personnel-related costs.  The nine month period increase was also due to the timing of certain OEM marketing campaigns.

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

For the three months ended September 30, 2015 and 2014, engineering, design and development expenses were $16,132 and $16,136, respectively, a decrease of less than 1%, or $4, and remained flat as a percentage of total revenue.  For the nine months ended September 30, 2015 and 2014, engineering, design and development expenses were $47,180 and $47,677, respectively, a decrease of 1%, or $497, but remained flat as a percentage of total revenue.  The decrease was driven primarily by lower personnel costs, offset by additional costs associated with streaming development.

We expect engineering, design and development expenses to increase in future periods as we continue to develop our products and services.

General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.

For the three months ended September 30, 2015 and 2014, general and administrative expenses were $67,234 and $75,170, respectively, a decrease of 11%, or $7,936, and decreased as a percentage of total revenue.  For the nine months ended September 30, 2015 and 2014, general and administrative expenses were $219,194 and $223,995, respectively, a decrease of 2%, or $4,801, and decreased as a percentage of total revenue.  The decrease was driven primarily by insurance recoveries and lower professional fees related to the proposal made in January 2014 by Liberty Media to acquire the balance of our common stock not already owned by it, partially offset by higher personnel and facilities costs.

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

For the three months ended September 30, 2015 and 2014, depreciation and amortization expense was $70,404 and $64,550, respectively, an increase of 9%, or $5,854, but remained flat as a percentage of total revenue.  For the nine months ended September 30, 2015 and 2014, depreciation and amortization expense was $202,527 and $200,021, respectively, an increase of 1%, or $2,506, but decreased as a percentage of total revenue. The increase was driven by additional software placed in-service, partially offset by a reduction of amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives and certain satellites reaching the end of their estimated service lives.

Other Income (Expense)

Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt.

For the three months ended September 30, 2015 and 2014, interest expense was $76,624 and $75,416, respectively, an increase of 2%, or $1,208.  For the nine months ended September 30, 2015 and 2014, interest expense was $221,912 and $197,029, respectively, an increase of 13%, or $24,883. The increase was primarily due to higher average debt during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014.  The increase was partially offset by lower average interest rates resulting from the repayment and conversion of higher interest rate debt during 2014.

We expect interest expense to increase in future periods to the extent our total debt outstanding increases.

Loss on Change in Value of Derivatives represents the change in fair value of the commitments under the share repurchase agreement with Liberty Media, which were are accounted for as a derivative.

For the three and nine months ended 2014, the loss on change in value of derivatives was $0 and $34,485, respectively.  The loss in 2014 resulted from a change in the market value of our common stock to be purchased under the share repurchase agreement with Liberty Media.  On April 25, 2014, we completed the final purchase installment under this share repurchase agreement and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share.

Other Income primarily includes realized gains and losses, interest income, and our share of the income or loss of Sirius XM Canada.

For the three months ended September 30, 2015 and 2014, other income was $4,133 and $6,602, respectively, and $9,077 and $8,234 for the nine months ended September 30, 2015 and 2014, respectively.  Other income for the three and nine months ended September 30, 2015 was driven by the dividends received from Sirius XM Canada in excess of our investment.  Other income for the three and nine months ended September 30, 2014 was driven by our share of Sirius XM Canada’s net income and gain from the conversion of certain debentures into shares of Sirius XM Canada, partially offset by the amortization expense related to our equity method intangible assets.

Income Taxes

Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

For the three months ended September 30, 2015 and 2014, income tax expense was $112,543 and $89,044, respectively. For the nine months ended September 30, 2015 and 2014, income tax expense was $296,893 and $252,614, respectively.  We estimate that our annual effective tax rate for the year ending December 31, 2015 will be 37.9%.  Our effective tax rate for the three and nine months ended September 30, 2015 was 40.3% and 44.2%, respectively.  Our effective tax rate for the nine months ended September 30, 2015 was impacted by tax law changes in the District of Columbia and New York City.  The tax law change in the District of Columbia will reduce our future taxes and thus we will use less of certain net operating losses in the future which resulted in a $44,392 increase in our valuation allowance during the nine months ended September 30, 2015.  The tax law change in New York City will increase certain net operating losses to be utilized in the future resulting in a $14,831 increase in our deferred tax asset during the nine months ended September 30, 2015.  Our effective tax rate for the nine months ended September 30, 2014 was 41.9% due to the impact of the loss on change in fair value of the derivative related to the share repurchase agreement with Liberty Media.

Key Operating Metrics

In this section, we present certain financial and operating performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”).  These metrics include: average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; subscriber acquisition cost, or SAC, per installation; free cash flow; and adjusted EBITDA. These measures exclude the impact of share-based payment expense and certain purchase price accounting adjustments related to the Merger, which include the: (i) elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with programming providers.  Additionally, when applicable, we adjust our adjusted EBITDA and free cash flow metrics for any significant items that do not relate to the on-going performance of our business, such as the pre-1972 sound recordings legal settlement.  The portion of the pre-1972 sound recordings legal settlement related to the period of July 2015 through December 2017 is not excluded from adjusted EBITDA as the royalty expense relates to the on-going performance of our business.  We use these Non-GAAP financial measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees.

Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity and significant items that do not relate to the on-going performance of our business.  In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We believe free cash flow is an indicator of the long-term financial stability of our business.  Free cash flow, which is reconciled to “Net cash provided by operating activities,” is a Non-GAAP financial measure.  This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding Restricted and other investment activity from “Net cash provided by operating activities” from the unaudited consolidated statements of cash flows, adjusted for any significant legal settlements.  Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies.  Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current and projected cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies.  We have excluded the $210,000 payment related to the pre-1972 sound recordings legal settlement from our free cash flow calculation in the three and nine months ended September 30, 2015.

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

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, these Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 35 through 39) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.  The following table contains our key operating metrics based on our adjusted results of operations for the three and nine months ended September 30, 2015 and 2014. Subscribers and subscription related revenues and expenses associated with our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics:

	Unaudited		Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Self-pay subscribers	23,816	22,015	23,816	22,015
Paid promotional subscribers	5,143	4,720	5,143	4,720
Ending subscribers (a)	28,960	26,734	28,960	26,734
Self-pay subscribers	381	380	1,293	933
Paid promotional subscribers	145	53	355	242
Net additions (a)	525	433	1,649	1,175
Daily weighted average number of subscribers	28,649	26,488	28,033	26,035
Average self-pay monthly churn	1.9%	1.9%	1.8%	1.9%
New vehicle consumer conversion rate	41%	41%	41%	42%

ARPU	$12.67	$12.47	$12.45	$12.34
SAC, per installation	$34	$35	$33	$34
Customer service and billing expenses, per average subscriber	$1.00	$1.07	$1.00	$1.07
Free cash flow	$368,899	$267,269	$1,016,045	$825,102
Adjusted EBITDA	$447,194	$381,251	$1,261,382	$1,086,469
(a)	Note: Amounts may not sum as a result of rounding.

Subscribers. At September 30, 2015, we had nearly 29.0 million subscribers, an increase of 2.2 million subscribers, or 8%, from the 26.7 million subscribers as of September 30, 2014.

For the three months ended September 30, 2015 and 2014, net additions were 525 thousand and 433 thousand, respectively, an increase of 92 thousand, or 21%.  For the nine months ended September 30, 2015 and 2014, net additions were 1,649 thousand and 1,175 thousand, respectively, an increase of 474 thousand, or 40%.  The increase in subscribers was primarily due to increases in shipments by OEMs offering paid trials as well as increased trial conversions and activations of inactive radios, partially offset by higher deactivations related to vehicle turnover and the impact on non-pay churn resulting from the Federal Communications Commission’s July 10, 2015 order relating to the Telephone Consumer Protection Act of 1991.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 35 through 39 for more details.)

For each of the three months ended September 30, 2015 and 2014, our average self-pay monthly churn rate was 1.9%.  For the nine months ended September 30, 2015 and 2014, our average self-pay monthly churn rate was 1.8% and 1.9%, respectively. Improvements in voluntary churn, offset by increased migration of existing self-pay subscribers to unpaid trial subscriptions and the effect of the suspension of certain outbound calling efforts by our vendors as they evaluated the Federal Communications Commission’s July 10, 2015 order relating to the Telephone Consumer Protection Act of 1991, resulted in churn remaining relatively flat.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 35 through 39 for more details).

For each of the three months ended September 30, 2015 and 2014, the new vehicle consumer conversion rate was 41%.  For the nine months ended September 30, 2015 and 2014, the new vehicle consumer conversion rate was 41% and 42%, respectively. New vehicle consumer conversion rate was relatively flat due to an increased penetration rate and lower conversion of first-time satellite enabled car buyers and lessees, offset by improvements in converting previously active subscribers during a trial.

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

For the three months ended September 30, 2015 and 2014, ARPU was $12.67 and $12.47, respectively.  For the nine months ended September 30, 2015 and 2014, ARPU was $12.45 and $12.34, respectively.   The increase was driven primarily by increases in certain of our subscription rates, partially offset by subscriber growth in mostly-music plans, growth in subscription discounts offered through customer acquisition and retention programs, and a shift to longer-term promotional data service plans with lower rates.

SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 35 through 39 for more details.)

For the three months ended September 30, 2015 and 2014, SAC, per installation, was $34 and $35, respectively.  For the nine months ended September 30, 2015 and 2014, SAC, per installation, was $33 and $34, respectively.  The decrease was primarily due to lower subsidies on chipsets and improvements in contractual OEM rates.

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

For the three months ended September 30, 2015 and 2014, customer service and billing expenses, per average subscriber, were $1.00 and $1.07, respectively.  For the nine months ended September 30, 2015 and 2014, customer service and billing expenses, per average subscriber, were $1.00 and $1.07, respectively. The decrease was primarily driven by efficiencies attained in call centers operated by our vendors.

Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity, and excluding the $210,000 pre-1972 sound recordings legal settlement payment. (For a reconciliation to GAAP see the accompanying glossary on pages 35 through 39 for more details.)

For the three months ended September 30, 2015 and 2014, free cash flow was $368,899 and $267,269, respectively, an increase of $101,630, or 38%.  For the nine months ended September 30, 2015 and 2014, free cash flow was $1,016,045 and $825,102, respectively, an increase of $190,943, or 23%. The increase was primarily driven by higher net cash provided by operating activities from improved operating performance, and higher collections from subscribers, partially offset by higher interest payments.

Adjusted EBITDA. EBITDA is defined as net income before interest expense, net of amounts capitalized; income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other income, loss on change in value of derivatives as well as certain other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense and the portion of the pre-1972 sound recordings legal settlement recognized in June 2015. (For a reconciliation to GAAP see the accompanying glossary on pages 35 through 39 for more details.)

For the three months ended September 30, 2015 and 2014, adjusted EBITDA was $447,194 and $381,251, respectively, an increase of 17%, or $65,943.  For the nine months ended September 30, 2015 and 2014, adjusted EBITDA was $1,261,382 and $1,086,469, respectively, an increase of 16%, or $174,913. The increase was due to growth in adjusted revenues primarily as a result of the increase in our subscriber base and certain of our subscription rates, and improved OEM subsidy rates per vehicle; partially offset by higher costs associated with the growth in our revenues and subscriber base.

Liquidity and Capital Resources

Cash Flows for nine months ended September 30, 2015 compared with the nine months ended September 30, 2014.

As of September 30, 2015 and December 31, 2014, we had $152,545 and $147,724, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	Unaudited
	For the Nine Months Ended September 30,
	2015	2014	2015 vs 2014
Net cash provided by operating activities	$900,954	$888,168	$12,786
Net cash used in investing activities	(94,909)	(61,922)	(32,987)
Net cash used in financing activities	(801,224)	(857,466)	56,242
Net increase (decrease) in cash and cash equivalents	4,821	(31,220)	36,041
Cash and cash equivalents at beginning of period	147,724	134,805	12,919
Cash and cash equivalents at end of period	$152,545	$103,585	$48,960

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities increased by $12,786 to $900,954 for the nine months ended September 30, 2015 from $888,168 for the nine months ended September 30, 2014.

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

Cash flows provided by financing activities in the first nine months of 2015 were due to the issuance of $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2025 and borrowings under the Credit Facility.  Cash flows used in financing activities in the first nine months of 2015 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $1,647,728 and repayments under the Credit Facility.  Cash flows used in financing activities in the first nine months of 2014 were primarily due to the purchase of shares of our common stock under our repurchase program for $1,990,449 and repayments under the Credit Facility.  In the first nine months of 2014, we issued $1,500,000 aggregate principal amount of 6.00% Senior Notes due 2024.

Future Liquidity and Capital Resource Requirements

Based upon our current business plans, we expect to fund operating expenses, capital expenditures, working capital requirements, legal settlements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility, under which as of September 30, 2015, $1,460,000 was available for future borrowing.  We believe that we have sufficient cash and cash equivalents as well as debt capacity to cover our estimated short-term and long-term funding needs, stock repurchases and strategic opportunities.

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

Stock Repurchase Program

In August 2015, our board of directors approved an additional $2,000,000 for repurchase of our common stock, bringing the total amount of common stock approved to date for repurchase to $8,000,000 as of September 30, 2015.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.

As of September 30, 2015, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1,691,891 shares for $5,931,990, and $2,068,010 remained available under our stock repurchase program.  We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and future borrowings.

Debt Covenants

The indentures governing Sirius XM's senior notes, and the agreement governing the Credit Facility include restrictive covenants.  As of September 30, 2015, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Glossary

Adjusted EBITDA - EBITDA is defined as net income before interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other income, loss on change in value of derivatives as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our on-going core operating results period over period, (ii) base our internal budgets and (iii) compensate management. As such, adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable):  (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) depreciation and amortization, (iii) share-based payment expense and (iv) other significant operating expense (income) that do not relate to the on-going performance of our business.  The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with programming providers.  We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of share-based payment expense is useful given share-based payment expense is not directly related to the operational conditions of our business.  We also believe the exclusion of the portion of the pre-1972 sound recordings legal settlement recognized in June 2015 is useful as it does not represent an expense incurred as part of normal operations for the period.  The portion of the pre-1972 sound recordings legal settlement related to the period of July 2015 through December 2017 is not excluded from adjusted EBITDA as the royalty expense relates to the on-going performance of our business.

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

	Unaudited		Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (GAAP):	$166,550	$136,170	$375,091	$350,119
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 36-38)	1,813	1,813	5,438	5,438
Operating expenses (see pages 36-38)	—	(945)	(1,394)	(2,835)
Pre-1972 sound recordings legal settlement (GAAP)	—	—	107,658	—
Share-based payment expense (GAAP)	23,393	21,805	62,334	57,832
Depreciation and amortization (GAAP)	70,404	64,550	202,527	200,021
Interest expense, net of amounts capitalized (GAAP)	76,624	75,416	221,912	197,029
Loss on change in value of derivatives (GAAP)	—	—	—	34,485
Other income (GAAP)	(4,133)	(6,602)	(9,077)	(8,234)
Income tax expense (GAAP)	112,543	89,044	296,893	252,614
Adjusted EBITDA	$447,194	$381,251	$1,261,382	$1,086,469

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments from the Merger and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees.  The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the three and nine months ended September 30, 2015 and 2014:

	Unaudited For the Three Months Ended September 30, 2015
	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$974,471	$—	$—	$974,471
Advertising revenue	33,131	—	—	33,131
Equipment revenue	25,875	—	—	25,875
Other revenue	136,235	1,813	—	138,048
Total revenue	$1,169,712	$1,813	$—	$1,171,525
Operating expenses
Cost of services:
Revenue share and royalties	$238,620	$—	$—	$238,620
Programming and content	75,707	—	(2,899)	72,808
Customer service and billing	94,492	—	(793)	93,699
Satellite and transmission	22,743	—	(1,244)	21,499
Cost of equipment	9,246	—	—	9,246
Subscriber acquisition costs	133,009	—	—	133,009
Sales and marketing	90,541	—	(5,288)	85,253
Engineering, design and development	16,132	—	(2,801)	13,331
General and administrative	67,234	—	(10,368)	56,866
Depreciation and amortization (a)	70,404	—	—	70,404
Share-based payment expense	—	—	23,393	23,393
Total operating expenses	$818,128	$—	$—	$818,128
(a)

Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended September 30, 2015 was $9,000.

	Unaudited For the Three Months Ended September 30, 2014
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

	Unaudited For the Nine Months Ended September 30, 2015
	As Reported	Purchase Price Accounting Adjustments	Allocation of Share- based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$2,826,018	$—	$—	$2,826,018
Advertising revenue	88,843	—	—	88,843
Equipment revenue	79,979	—	—	79,979
Other revenue	379,072	5,438	—	384,510
Total revenue	$3,373,912	$5,438	$—	$3,379,350
Operating expenses
Cost of services:
Revenue share and royalties	$783,115	$—	$—	$783,115
Programming and content	216,223	1,394	(7,245)	210,372
Customer service and billing	278,521	—	(2,164)	276,357
Satellite and transmission	65,761	—	(3,156)	62,605
Cost of equipment	29,021	—	—	29,021
Subscriber acquisition costs	391,773	—	—	391,773
Sales and marketing	255,778	—	(13,056)	242,722
Engineering, design and development	47,180	—	(7,063)	40,117
General and administrative	219,194	—	(29,650)	189,544
Depreciation and amortization (a)	202,527	—	—	202,527
Share-based payment expense	—	—	62,334	62,334
Total operating expenses	$2,489,093	$1,394	$—	$2,490,487
(a)

Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the nine months ended September 30, 2015 was $27,000.

	Unaudited For the Nine Months Ended September 30, 2014
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

	Unaudited		Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Subscriber revenue, excluding connected vehicle (GAAP)	$949,301	$880,093	$2,752,993	$2,568,742
Add: advertising revenue (GAAP)	33,131	25,300	88,843	73,012
Add: other subscription-related revenue (GAAP)	106,483	85,380	299,437	249,138
	$1,088,915	$990,773	$3,141,273	$2,890,892
Daily weighted average number of subscribers	28,649	26,488	28,033	26,035
ARPU	$12.67	$12.47	$12.45	$12.34

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

	Unaudited		Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Customer service and billing expenses, excluding connected vehicle (GAAP)	$86,840	$85,868	$255,105	$252,677
Less: share-based payment expense (GAAP)	(793)	(868)	(2,164)	(2,032)
	$86,047	$85,000	$252,941	$250,645
Daily weighted average number of subscribers	28,649	26,488	28,033	26,035
Customer service and billing expenses, per average subscriber	$1.00	$1.07	$1.00	$1.07

Free cash flow - is derived from cash flow provided by operating activities, net of additions to property and equipment, and restricted and other investment activity, and excluding the $210,000 pre-1972 sound recordings legal settlement payment.  Free cash flow is calculated as follows:

	Unaudited		Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Cash Flow information
Net cash provided by operating activities	$188,613	$296,096	$900,954	$888,168
Net cash used in investing activities	$(29,714)	$(28,827)	$(94,909)	$(61,922)
Net cash used in financing activities	$(300,407)	$(333,664)	$(801,224)	$(857,466)
Free Cash Flow
Net cash provided by operating activities	$188,613	$296,096	$900,954	$888,168
Additions to property and equipment	(29,714)	(28,827)	(90,943)	(87,244)
Purchases of restricted and other investments	—	—	(3,966)	—
Return of capital from investment in unconsolidated entity	—	—	—	24,178
Pre-1972 sound recordings legal settlement	210,000	—	210,000	—
Free cash flow	$368,899	$267,269	$1,016,045	$825,102

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

Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	Unaudited		Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Subscriber acquisition costs (GAAP)	$133,009	$119,778	$391,773	$367,207
Less: margin from direct sales of radios and accessories (GAAP)	(16,629)	(13,644)	(50,958)	(45,404)
	$116,380	$106,134	$340,815	$321,803
Installations	3,429	3,038	10,305	9,396
SAC, per installation	$34	$35	$33	$34

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As of September 30, 2015, we did not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, certificates of deposit and investments in equity securities of other entities.  We classify our investments in marketable securities as available-for-sale.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

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

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below.  These claims are at various stages of arbitration or adjudication.

Telephone Consumer Protection Act Suits.  We are a defendant in several purported class action suits, which were commenced in February 2012, January 2013, April 2015 and July 2015, in the United States District Court for the Eastern District of Virginia, Newport News Division, the United States District Court for the Southern District of California, the United States District Court for the Northern District of Illinois and the United States District Court for the Middle District of Florida, respectively, that allege that we, or call center vendors acting on our behalf, made numerous calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  The plaintiffs in these actions allege, among other things, that we called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked his or her prior consent.  In one of the actions, the plaintiff also alleges that we violated the TCPA’s call time restrictions and in one of the other actions the plaintiff also alleges that we violated the TCPA’s do not call restrictions.  The plaintiffs in these suits are seeking various forms of relief, including statutory damages of five-hundred dollars for each violation of the TCPA or, in the alternative, treble damages of up to fifteen-hundred dollars for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting any violations of the TCPA in the future.

The plaintiffs in the cases titled, Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.), and Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.) have filed motions to certify several classes.

We have notified certain of our call center vendors of these actions and requested that they defend and indemnify us against these claims pursuant to the provisions of their existing or former agreements with us.  We believe we have valid contractual claims against call center vendors in connection with these claims and intend to preserve and pursue our rights to recover from these entities.

These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio, Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.) and Anthony Parker v. Sirius XM Radio, Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla).  Additional information concerning each of these actions is publicly available in court filings under their docket numbers.  We believe we have substantial defenses to the claims asserted in these actions, and we intend to defend them vigorously.

Pre-1972 Sound Recording Matters.  In August 2013, SoundExchange, Inc. filed a complaint in the United States District Court for the District of Columbia alleging that we underpaid royalties for statutory licenses during the 2007-2012 period in violation of the regulations established by the Copyright Royalty Board for that period.  SoundExchange principally alleges that we improperly reduced our calculation of gross revenues, on which the royalty payments are based, by deducting non-recognized revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations.  SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest, and attorneys’ fees and costs.

In August 2014, the United States District Court for the District of Columbia granted our motion to dismiss the complaint without prejudice on the grounds that the case properly should be pursued before the Copyright Royalty Board rather than the district court.  In December 2014, SoundExchange filed a petition with the Copyright Royalty Board requesting an order interpreting the applicable regulations.  We believe we have substantial defenses to the claims asserted, and intend to defend this action vigorously.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA.  Additional information concerning each of these actions is publicly available in filings under their docket numbers.

In addition, in August 2013 and September 2013, we were named as a defendant in three putative class action suits challenging our use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 (“pre-1972 recordings”) under California, New York and/or Florida law.  These cases are titled Flo & Eddie Inc. v. Sirius XM Radio Inc., No. 2:13-cv-5693-PSG-RZ (C.D. Cal.), Flo & Eddie, Inc. v. Sirius XM Radio Inc., No. 1:13-cv-23182-DPG (S.D. Fla.), and Flo & Eddie, Inc. v. Sirius XM Radio Inc., No. 1:13-cv-5784-CM (S.D.N.Y.) (collectively, the “Flo & Eddie cases”).  In September 2015 and October 2015, we were named as a defendant, along with Pandora Media, Inc., in four putative class action suits challenging our use and public performance of pre-1972 recordings and, in two of the cases, alleging violations of the putative plaintiffs’ rights of publicity under California and New York law.  These cases are titled Arthur and Barbara Sheridan v. Sirius XM Radio Inc. and Pandora Media, Inc., No. 4:15-cv-04081-VC (N.D. Cal.), Arthur and Barbara Sheridan v. Sirius XM Radio Inc. and Pandora Media, Inc., No. 1:15-cv-07056-GHW (S.D.N.Y.), Arthur and Barbara Sheridan v. Sirius XM Radio, Inc. and Pandora Media, Inc., No.2:33-av-00001 (D.N.J.), and Arthur and Barbara Sheridan v. Sirius XM Radio, Inc. and Pandora Media, Inc., No. 1:15-cv-09236 (E.D. Ill.) (collectively, the “Sheridan cases”).  The plaintiffs in the Flo & Eddie and Sheridan cases purport to seek in excess of $100 million in compensatory damages along with unspecified punitive damages and injunctive relief.  In June 2015, we settled a separate suit brought by Capitol Records LLC, Sony Music Entertainment, UMG Recordings, Inc., Warner Music Group Corp. and ABKCO Music & Records, Inc. relating to our use and public performance of pre-1972 recordings for $210 million which was paid in July 2015.  These settling record companies claim to own, control or otherwise have the right to settle with respect to approximately 85% of the pre-1972 recordings we have historically played.

Additional information concerning the Flo & Eddie and Sheridan cases is publicly available in court filings under their docket numbers.  Each of the cases is at varying stages:

•

Flo & Eddie California Case.  In September 2014, the United States District Court for the Central District of California ruled that California Civil Code Section 980(a), which provides that the owner of a pre-1972 recording has “exclusive ownership” therein, includes the exclusive right to control public performances of that recording.  The Court granted Flo & Eddie’s motion for summary judgment on liability, holding that we were liable for unfair competition, misappropriation, and conversion under California law for publicly performing Flo & Eddie’s pre-1972 recordings without authorization.  We intend to appeal that decision.  In May 2015, the Court granted Flo & Eddie’s motion for class certification and certified a class of owners of pre-1972 recordings that have been performed and used by us in California without authorization.  We are pursuing an appeal of that decision in the United States Court of Appeals for the Ninth Circuit.

•

Flo & Eddie New York Case.  In November 2014, the United States District Court for the Southern District of New York ruled that New York common law grants a public performance right to owners of pre-1972 recordings.  The Court denied our motion for summary judgment on liability.  We are appealing that decision in the United States Court of Appeals for the Second Circuit.

•

Flo & Eddie Florida Case.  In June 2015, the United States District Court for the Southern District of Florida ruled that Florida common law does not grant a public performance right to owners of pre-1972 recordings.  Flo & Eddie is appealing that decision in the United States Court of Appeals for the Eleventh Circuit.

•

Sheridan Cases.  We intend to seek a stay of the Sheridan California case pending the resolution of a related appeal in the United States Court of Appeals for the Ninth Circuit, Pandora Media, Inc. v. Flo & Eddie, Inc., Appeal No. 15-55287 (9th Cir.), concerning the existence of a public performance right under California law.  We also intend to seek a stay of the Sheridan New York case pending the resolution of our appeal to the United States Court of Appeals for the Second Circuit in the Flo & Eddie New York case.

We believe we have substantial defenses to the claims asserted, and we are defending these actions vigorously.

With respect to certain matters described above under the captions “Telephone Consumer Protection Act Suits” and “Pre-1972 Sound Recording Matters”, we have determined, based on our current knowledge, that the amount of loss or range of loss, that is reasonably possible is not reasonably estimable.  However, these matters are inherently unpredictable and subject to significant uncertainties, many of which are beyond our control.  As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or cash flows.

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

In August 2015, our board of directors approved an additional $2.0 billion for repurchase of our common stock, bringing the total amount of common stock approved to date for repurchase to $8.0 billion as of September 30, 2015.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2015, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1.7 billion shares for $5.9 billion, and $2.1 billion remained available under our stock repurchase program.  The size and timing of our repurchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2015 - July 31, 2015	59,067,425	$3.82	59,067,425	$395,265,737
August 1, 2015 - August 31, 2015	43,642,641	$3.85	43,642,641	$2,227,191,442
September 1, 2015 - September 30, 2015	41,750,000	$3.81	41,750,000	$2,068,009,972
Total	144,460,066	$3.83	144,460,066
(a)	These amounts include fees and commissions associated with shares repurchased. All of these repurchases were made pursuant to our share repurchase program.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of October 2015.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1*

Employment Agreement, dated July 3, 2015, between Sirius XM Radio Inc. and David J. Frear (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on July 8, 2015 (File No. 001-34295)).

10.2*

Employment Agreement, dated August 11, 2015, between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on August 13, 2015 (File No. 001-34295)).

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

101.1

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2015 and 2014; (ii) Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2015 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014; and (v) Combined Notes to Consolidated Financial Statements (Unaudited).

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