Form 10-K
period 2015-12-31
SIRIUS XM HOLDINGS INC.
filed 2016-02-02
CIK 908937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________

COMMISSION FILE NUMBER 001-34295

SIRIUS XM HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3916511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1221 Avenue of the Americas, 36th Floor
New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 584-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	The Nasdaq Global Select Market

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2015 was $8,252,527,278.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares of the registrant’s common stock outstanding as of January 29, 2016 was 5,095,994,772.

DOCUMENTS INCORPORATED BY REFERENCE

Information included in our definitive proxy statement for our 2016 annual meeting of stockholders scheduled to be held on Tuesday, May 24, 2016 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

2015 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K presents information for Sirius XM Holdings Inc. (“Holdings”).  The terms “we,” “us,” “our,” and “our company” as used herein and unless otherwise stated or indicated by context, refer to Sirius XM Radio Inc. (“Sirius XM”) and its subsidiaries.

Sirius XM Holdings Inc.

Sirius XM is a wholly-owned subsidiary of Holdings.  Holdings was incorporated in the State of Delaware on May 21, 2013.  Holdings has no operations independent of its subsidiary Sirius XM.

Relationship with Liberty Media

Liberty Media Corporation ("Liberty Media") beneficially owns, directly and indirectly, over 50% of the outstanding shares of Holdings’ common stock.  Liberty Media owns interests in a range of media, communications and entertainment businesses.

Sirius XM Radio Inc.

We transmit music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over our Internet radio service, including through applications for mobile devices.

As of December 31, 2015, we had approximately 29.6 million subscribers.  Our subscribers include:

•	subscribers under our regular and discounted pricing plans;
•	subscribers that have prepaid, including payments made or due from automakers for subscriptions included in the sale or lease price of a vehicle;
•	subscribers to our Internet services who do not also have satellite radio subscriptions; and
•	certain subscribers to our weather, traffic and data services who do not also have satellite radio subscriptions.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis.  We offer discounts for prepaid and longer term subscription plans as well as discounts for multiple subscriptions.  We also derive revenue from the sale of advertising on select non-music channels, activation and other fees, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic and data services.

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

Programming

We offer a dynamic programming lineup of commercial-free music plus sports, entertainment, comedy, talk, news, traffic and weather, including:

•	an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical;
•	live play-by-play sports from major leagues and colleges;
•	a multitude of talk and entertainment channels for a variety of audiences;
•	a wide range of national, international and financial news;
•	exclusive limited run channels; and
•	local traffic and weather reports for 21 metropolitan markets throughout the United States.

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

Internet Radio Service

We stream select music and non-music channels over the Internet.  Our Internet radio service also includes certain channels and features that are not available on our satellite radio service.  Access to our Internet radio service is offered to subscribers for a fee.  We also offer applications to allow consumers to access our Internet radio service on smartphones and tablet computers.

SiriusXM Internet Radio offers listeners enhanced programming discovery and the ability to connect with content currently playing across our commercial-free music, sports, comedy, news, talk and entertainment channels or available through SiriusXM On Demand.

We offer two innovative Internet-based products, SiriusXM On Demand and MySXM.  SiriusXM On Demand offers our Internet radio subscribers listening on our online media player and on smartphones the ability to choose their favorite episodes from a catalog of content whenever they want.  MySXM permits subscribers to personalize our existing commercial-free music and comedy channels to create a more tailored listening experience.  Channel-specific sliders allow users to create over 100 variations of each of more than 50 channels by adjusting characteristics like library depth, familiarity, music style, tempo, region, and multiple other channel-specific attributes.  SiriusXM On Demand and MySXM are offered to our Internet radio subscribers at no extra charge.

SXM17

We are developing a product, which we call “SXM17,” that combines our satellite and Internet services into a single, cohesive in-vehicle entertainment experience and is expected to allow us to take advantage of the automaker’s deployment of advanced in-dash infotainment systems.  SXM17 will leverage the ubiquitous signal coverage of our satellite infrastructure and low delivery costs with the two-way communication capability of wireless Internet service to provide consumers seamless access to all of our content, including our live channels, SiriusXM On Demand programing and more personalized music services.  The wireless Internet connection included in SXM17 will enable enhanced search and recommendations functions, making discovery of our content in the vehicle easier than ever.  SXM17 will allow consumers to manage many aspects of their subscriptions directly through their vehicles’ equipment.  We expect automakers to begin including our SXM17 product in vehicles as early as 2017.

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

Retail

We sell satellite radios directly to consumers through our website.  Satellite radios are also marketed and distributed through national and regional retailers.

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

Satellites, Terrestrial Repeaters and Other Satellite Facilities

Satellites.  We provide our service through a fleet of eight orbiting satellites, five in the Sirius system, FM-1, FM-2, FM-3, FM-5 and FM-6, and three in the XM system, XM-3, XM-4 and XM-5.

Our constellation of three XM satellites operate in a geostationary, with XM-5 used as a spare for both the XM and Sirius constellations.  Our constellation of five Sirius satellites operate in two separate orbits.  Three of our Sirius satellites, FM-1, FM-2 and FM-3, operate in a highly inclined elliptical orbit.  The other two Sirius satellites, FM-5 and FM-6, operate in a geostationary orbit.  We plan to transition our Sirius constellation to solely a geostationary orbit using the FM-5 and FM-6 satellites.  As part of this transition, FM-1, FM-2 and FM-3 are expected to be moved into disposal orbits during 2016.

Satellite Insurance.  We do not have in-orbit insurance policies covering our satellites, as we consider the premium costs to be uneconomical relative to the risk of satellite failure.

Terrestrial Repeaters.  In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception of satellite signals can be adversely affected.  In many of these areas, we have deployed terrestrial repeaters to supplement satellite coverage.  We operate over 1,100 terrestrial repeaters as part of our systems across the United States.

Other Satellite Facilities.  We control and communicate with our satellites from facilities in North America and maintain earth stations in Panama and Ecuador to control and communicate with three of our Sirius satellites, FM-1, FM-2 and FM-3. Our satellites are monitored, tracked and controlled by a third party satellite operator.

Studios

Our programming originates from studios in New York City and Washington D.C. and, to a lesser extent, from smaller studios in Los Angeles, Nashville and a variety of smaller venues across the country.  Our corporate headquarters is based in New York City.  Both our New York City and Washington D.C. offices house facilities for programming origination, programming personnel and facilities to transmit programming.

Radios

Radios are primarily manufactured in two principal configurations - as in-dash radios and dock & play radios.

We do not manufacture radios.  We have authorized manufacturers and distributors to produce and distribute radios, and have licensed our technology to various electronics manufacturers to develop, manufacture and distribute radios under certain brands.  We do manage various aspects of the production of satellite radios.  To facilitate the sale of radios, we may subsidize a portion of the radio manufacturing costs to reduce the hardware price to consumers.

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

Competition

Satellite Radio

We face significant competition for both listeners and advertisers in our satellite radio business, including from providers of radio or other audio services.  Our digital competitors are making in-roads into vehicles, where we are currently the prominent alternative to traditional AM/FM radio.

Traditional AM/FM Radio.  Our services compete with traditional AM/FM radio.  Several traditional radio companies are substantial entities owning large numbers of radio stations or other media properties.  The radio broadcasting industry is highly competitive.  Traditional AM/FM broadcasters are also aggressively pursuing Internet radio, wireless Internet-based distribution arrangements and data services.

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

Internet Radio and Internet-Enabled Smartphones.  Internet radio services often have no geographic limitations and provide listeners with radio programming from across the country and around the world.  Major media companies and online providers, including Apple, Google Play, Pandora and iHeartRadio, make high fidelity digital streams available through the Internet for free or, in some cases, for less than the cost of a satellite radio subscription.  These services compete directly with our services, at home, in vehicles, and wherever audio entertainment is consumed.

Smartphone applications are often free to the user and offer music and talk content.  Leading audio smartphone radio applications include Apple, Pandora, Spotify, and iHeartRadio.  Certain of these applications also include advanced functionality, such as personalization, and allow the user to access large libraries of content.  These services are easily integrated into vehicles.

Advanced In-Dash Infotainment Systems.  Nearly all automakers have deployed or are planning to deploy integrated multimedia systems in dashboards.  These systems combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, smartphone applications and stored audio, with navigation and other advanced applications such as restaurant bookings, movie show times and financial information.  Internet radio and other data are typically connected to the system via a bluetooth link to an Internet-enabled smartphone or wireless modem installed in the vehicle, and the entire system may be controlled by touchscreen or voice recognition.  These systems enhance the attractiveness of Internet-based competitors by making such applications more prominent, easier to access, and safer to use in the car. Similar systems are also available in the aftermarket and sold through retailers.

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

Other Digital Media Services.  The audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms that compete with our services now or that could compete with those services in the future.

Traffic News Services

A number of providers compete with our traffic news services.  In-dash navigation is threatened by smartphones that provide data services through a direct vehicle interface.  Most of these smartphones offer GPS mapping, often with turn-by-turn navigation.

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

In 1997, we were the winning bidders for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services.  Our FCC licenses for our Sirius satellites expire in 2017 and 2022.  Our FCC licenses for our XM satellites expire in 2018, 2021 and 2022.  XM-1 is operating under Special Temporary Authority from the FCC and is in the process of being de-orbited.  We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant licenses for any replacement satellites.

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

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.  We have arrangements with all of these organizations.  However, the market for rights relating to musical works is changing rapidly.  Certain songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities have formed to represent rights holders.  In addition, the United States Justice Department is reviewing the consent decrees that have governed ASCAP and BMI since the 1940s and other aspects of the musical works market.  The changing market for musical works may have an adverse effect on us, including increasing our costs or limiting the musical works available to us.

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

The CRB has issued its determination regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings fixed after February 15, 1972 over our satellite digital audio radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period ending on December 31, 2017.  Under the terms of the CRB's decision, we will pay a royalty based on gross revenues, subject to certain exclusions, of 10.5% for 2016 and 11% for 2017.  The rate for 2015 was 10%.

The revenue subject to royalty includes subscription revenue from our U.S. satellite digital audio radio subscribers and advertising revenue from channels, other than those channels that make only incidental performances of sound recordings.  Exclusions from revenue subject to the statutory license fee include, among other things, revenue from channels, programming and products or other services offered for a separate charge where such channels make only incidental performances of sound recordings; revenue from equipment sales; revenue from current and future data services (including video and connected vehicle services) offered for a separate charge; intellectual property royalties received by us; credit card, invoice and fulfillment service fees; and bad debt expense.  The regulations also allow us to further reduce our monthly royalty fee in proportion to the percentage of our performances that feature pre-1972 recordings (which are not subject to federal copyright protection) as well as those that are licensed directly from the copyright holder, rather than through the statutory license.

To secure the rights to stream music content over the Internet, including to mobile devices, we also must obtain licenses from, and pay royalties to, copyright owners of musical compositions and sound recordings.  We have arrangements with ASCAP, SESAC and BMI to license the musical compositions we stream over the Internet.  The licensing of certain sound recordings fixed after February 15, 1972 for use on the Internet is also subject to the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998 on terms established by the CRB.  In 2015, we paid a per performance rate for the streaming of certain sound recordings on the Internet of $0.0024.

In December 2015, the CRB released the rates and terms for the use of sound recordings by non-interactive Internet services, such as our Internet radio service, for the period of 2016 through 2020.  Effective as of January 1, 2016, the CRB set a royalty rate at $0.0017 per performance for ad-supported services and a royalty rate at $0.0022 per performance for subscription-based services.  In accordance with the CRB’s decision, these royalty rates will increase during the period from 2017 through 2020 based on the consumer price index.

Our rights to perform certain copyrighted sound recordings (that is, the actual recording of a work) that were fixed after February 15, 1972 are governed by United States federal law, the Copyright Act.  In contrast, our rights to perform certain sound recordings that were fixed before February 15, 1972 are governed by state statutes and common law and are subject to litigation in five States.  See "Item 3. Legal Proceedings" below.

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

Personnel

As of December 31, 2015, we had 2,323 full-time employees.  In addition, we rely upon a number of part-time employees, consultants, other advisors and outsourced relationships. None of our employees are represented by a labor union, and we believe that our employee relations are good.

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

Executive Officers of the Registrant

Certain information regarding our executive officers as of January 29, 2016 is provided below:

Name	Age	Position
James E. Meyer	61	Chief Executive Officer
Scott A. Greenstein	56	President and Chief Content Officer
David J. Frear	59	Senior Executive Vice President and Chief Financial Officer
Dara F. Altman	57	Executive Vice President and Chief Administrative Officer
James A. Cady	55	Executive Vice President, Operations, Products and Connected Vehicle
Stephen Cook	60	Executive Vice President, Sales and Automotive
Patrick L. Donnelly	54	Executive Vice President, General Counsel and Secretary
Katherine Kohler Thomson	49	Executive Vice President, Chief Marketing Officer
Joseph A. Verbrugge	46	Executive Vice President, Sales and Development

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

David J. Frear has served as our Senior Executive Vice President and Chief Financial Officer since June 2015. From June 2003 to June 2015, served as our Executive Vice President and Chief Financial Officer.  From 1999 to 2003, Mr. Frear was Executive Vice President and Chief Financial Officer of Savvis Communications Corporation, a global managed service provider, delivering internet protocol applications for business customers. Mr. Frear also served as a director of Savvis.  From 1993 to 1998, Mr. Frear was Senior Vice President and Chief Financial Officer of Orion Network Systems Inc., an international satellite communications company that was acquired by Loral Space & Communications Ltd. in 1998.  From 1990 to 1993, Mr. Frear was Chief Financial Officer of Millicom Incorporated, a cellular, paging and cable television company.  Prior to joining Millicom, he was an investment banker at Bear, Stearns & Co., Inc. and Credit Suisse.

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

James A. Cady has served as our Executive Vice President, Operations, Products and Connected Vehicle, since July 2015 and, prior to July 2015, served as Senior Vice President and General Manager of our Connected Services Platform since February 2014. Mr. Cady served as the Chief Executive Officer and President of Slacker, Inc., an internet music service provider, from August 2009 until February 2014. He was the President and Chief Operating Officer of Slacker, Inc. from May 2006 until August 2009. From September 2004 until May 2006, he served as the Chief Executive Officer and President of LightPointe Communications, Inc., a manufacturer of wireless data transmission equipment. Prior to that time, Mr. Cady served in a variety of roles at an assortment of technology companies, including WatchGuard Technologies Inc., a manufacturer of computer security solutions; Rio, a division of SONICblue, Incorporated; Diamond Multimedia Systems, a manufacturer of various multimedia components; Supra Corp., a producer of hardware for computers; Moore Company, a wholesale distributor of consumer electronics; and Atari Corp., a manufacturer of computer and video games.

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

Joseph A. Verbrugge has served as our Executive Vice President, Sales and Development, since December 2015.  Mr. Verbrugge previously served as our Senior Vice President and General Manager, Automotive Remarketing and Retail Sales, from April 2012 until December 2015; as our Senior Vice President, Automotive Remarketing, from February 2010 until April 2012; and as our Senior Vice President, Automotive Partnerships, from September 2008 until February 2010.  From January 2007 through September 2008, he was Senior Vice President, Automotive Accounts/Partnerships and International Operations, of XM; from May 2006 until January 2007, Mr. Verbrugge served as Senior Vice President, Administration and International Operations of XM; from January 2005 until May 2006, he was Vice President, International Operations, of XM; and from September 2004 until January 2005 he served as Vice President, Special Projects, of XM.  Prior to joining XM, Mr. Verbrugge was a consultant with The Dealy Strategy Group LLC, a management consulting firm specializing in international satellite communications and information services companies, from 1999 until 2004.  From 1992 until 1995, Mr. Verbrugge was a bond representative with Aetna Life and Casualty Company, an insurance company.

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

We face substantial competition from other providers of radio and audio services.  Our ability to retain and attract subscribers depends on our success in creating and providing popular or unique music, entertainment, news and sports programming.  Our subscribers can obtain certain similar content for free through terrestrial radio stations, Internet radio services and Internet streaming services.  Audio content delivered via the Internet, including through mobile devices in vehicles, is increasingly competitive with our services.  A summary of various services that compete with us is contained in the section entitled “Item 1. Business-Competition” of this Annual Report on Form 10-K.

Competition could result in lower subscription, advertising or other revenue or an increase in our marketing, promotion or other expenses and, consequently, lower our earnings and free cash flow.  We cannot assure you we will be able to compete successfully with our existing or future competitors or that competition will not have a material adverse impact on our operations and financial condition.

Our ability to attract and retain subscribers in the future is uncertain.

Our ability to retain our subscribers, or increase the number of subscribers to our service, is uncertain and subject to many factors, including:

•	the production and sale or lease of new vehicles in the United States;
•	the price of our service;
•	the health of the economy;
•	the rate at which existing self-pay subscribers buy and sell new and used vehicles in the United States;
•	our ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to our service;
•	the effectiveness of our marketing programs;
•	the entertainment value of our programming;
•	our ability to respond to evolving consumer tastes, relative to the flexibility of our Internet-based competitors; and
•	actions by our competitors, such as terrestrial radio and other audio entertainment and information providers.

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

We engage in extensive marketing efforts to attract and retain subscribers to our services. We employ a wide variety of communications tools as part of our marketing campaigns, including telemarketing efforts and email solicitations.  Consumer protection laws cover nearly all aspects of our marketing efforts, including the content of our advertising, the terms of consumer offers and the manner in which we communicate with subscribers and prospective subscribers.  The nature of our business requires us to expend significant resources to try to ensure that our marketing activities comply with federal and state laws, rules and regulations relating to consumer protection, including laws relating to telemarketing activities and privacy.  There can be no assurance that these efforts will be successful or that we will not have to expend even greater resources towards compliance efforts.

We are subject to various claims under the Telephone Consumer Protection Act (the "TCPA") relating to telephone calls our call center vendors have made to consumers and subscribers, including calls to mobile phones.  Modifications to federal and state laws, rules and regulations concerning consumer protection, including decisions by federal and state courts and agencies interpreting these laws, could have an adverse impact on our ability to attract and retain subscribers to our services.  There can be no assurance that new laws or regulations will not be enacted or adopted, preexisting laws or regulations will not be more strictly enforced or that our varied operations will comply with all applicable laws, which could have a material adverse impact on our operations and financial condition.

The unfavorable outcome of pending or future litigation, including class actions alleging violations of the TCPA, could have a material adverse impact on our operations and financial condition.

We are parties to several legal proceedings arising out of various aspects of our business, including class actions seeking substantial damages for purported violations by us, or by our call center vendors acting on our behalf, of the TCPA.  The TCPA imposes significant restrictions on communications made using automatic telephone dialing systems (“ATDS”) or artificial or prerecorded voices.  The class actions against us allege, among other things, that we called mobile phones using an ATDS without the consumer’s prior consent or, alternatively, after the consumer revoked his or her prior consent, in violation of the TCPA.  Under the TCPA, such violations may result in statutory damages of up to five hundred dollars per call for inadvertent violations and up to fifteen hundred dollars per call for knowing or willful violations.  Given the significant number of communications our call center vendors make to consumers and our subscribers, a determination that we, or our call center vendors acting on our behalf, have violated the TCPA could expose us to statutory damages and, if incurred, could, individually or in the aggregate, have a material adverse impact on our operations and financial condition.  Further, if any indemnification claims we have against our call center vendors are unsuccessful, we may be required to pay the full amount of any damages.

The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have a material adverse impact on our financial condition.  Beyond these current proceedings, if, going forward, we fail to ensure that the telemarketing efforts of our call center vendors are TCPA-compliant, and we are held responsible for their acts, we may be subject to further litigation and could be required to pay significant statutory damages.  See "Item 3. Legal Proceedings" below.

The market for music rights is changing and is subject to significant uncertainties.

We must maintain music programming royalty arrangements with, and pay license fees to, owners of rights in musical works.  Traditionally, BMI, ASCAP and SESAC have negotiated for these copyright users, collected royalties and distributed them to songwriters and music publishers.  These traditional arrangements are changing rapidly.  For example, owners of rights in musical works have withdrawn from BMI, ASCAP and SESAC, third parties have contacted us regarding the need to separately license works, the United States Justice Department is evaluating modifications to the Consent Decrees that have governed ASCAP and BMI since the 1940s, and Committees of Congress have held hearings on substantial revisions of the Copyright Act.  The fracturing of the traditional system for licensing rights in musical works may have significant consequences to our business, including increasing licensing costs and reducing the availability of certain pieces for use on our services.

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also must pay royalties to copyright owners of sound recordings fixed after February 15, 1972.  Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB. Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties.  SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings.  Under the terms of the CRB's decision governing sound recording royalties for the five-year period ending on December 31, 2017, we will be required to pay a royalty based on our gross revenues, subject to certain exclusions, of 10.5% for 2016, and 11% for 2017.  The CRB proceeding to set royalty rates for the five year period beginning 2018 will begin later this year.  SoundExchange currently has a petition before the CRB, requesting an interpretation of the CRB's regulations related to sound recording royalties for the five year period ended December 31, 2012.  SoundExchange alleges that we underpaid royalties for statutory licenses within that time period.  See "Item 3. Legal Proceedings" below.

The right to perform certain copyrighted sound recordings that were fixed before February 15, 1972 is governed by state common law principles and, in certain instances, may be subject to state statutes.  We are a defendant in litigation in several States, regarding the alleged distribution, duplication and performance of certain copyrighted sound recordings that were fixed before February 15, 1972.  In 2015, we settled one such suit for $210 million.  The settling record companies claimed to own, control or otherwise have the right to settle with respect to approximately 85% of the pre-1972 recordings we have historically played.  See "Item 3. Legal Proceedings" below.  If courts ultimately hold that a performance right exists under various state copyright laws, we may be required to pay additional royalties to perform copyrighted sound recordings that were fixed before February 15, 1972 or remove those works from our service.

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

Sales of previously owned vehicles represent a significant source of new subscribers for us. We have agreements with auto dealers and companies operating in the used vehicle market to provide us with data on sales of previously owned satellite radio enabled vehicles. The continuing availability of this information is important to our future growth.

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

We are subject to many laws, including federal, state, local and foreign laws.  These laws and regulations cover issues such as user privacy, behavioral advertising, automatic renewal of agreements, pricing, fraud, electronic waste, mobile and electronic device communications, quality of products and services, taxation, advertising, intellectual property rights and information security.  The expansion of these laws, both in terms of their number and their applicability, could harm our business.

Failure of our satellites would significantly damage our business.

The lives of our satellites vary depending on a number of factors, including:

•	degradation and durability of solar panels;
•	quality of construction;
•	random failure of satellite components, which could result in significant damage to or loss of a satellite;
•	amount of fuel the satellite consumes; and
•	damage or destruction as a result of electrostatic storms, terrorist attacks, collisions with other objects in space or other events, such as nuclear detonations, occurring in space.

In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on our in-orbit satellites have failed; and from time to time we have experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and we cannot predict if any of these possible future events will have a material adverse effect on our operations or the life of our existing in-orbit satellites. Any material failure of our satellites could cause us to lose customers and could materially harm our reputation and our operating results. We hold no in-orbit insurance for our satellites.  Additional information regarding our fleet of satellites is contained in the section entitled “Item 1. Business - Satellites, Terrestrial Repeaters and Other Satellite Facilities” of this Annual Report on Form 10-K.

We plan to transition our Sirius constellation of satellites to a geostationary orbit using our existing FM-5 and FM-6 satellites.  The transition of our Sirius constellation to a geostationary orbit will, in certain areas, affect the signal coverage for customers served by those satellites.

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

We have a program in place to detect and respond to data security incidents.  However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures.  In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.  Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our employees, contractors or other agents.

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

Our service may experience harmful interference from new and existing wireless operations.

The development of new applications and services in spectrum adjacent to the frequencies licensed to us for satellite radio and ancillary services, as well as the possible loss of service caused by the combination of signals in other frequencies, could cause harmful interference to our satellite radio service.  Certain operations or combination of operations permitted by the FCC in spectrum, other than our licensed frequencies, could result in the loss of signal to our service and the reception of our satellite radio service could be adversely affected in certain areas.  In certain cases, we are dependent on the FCC to assist us in preventing harmful interference to our service.

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

As of December 31, 2015, we had an aggregate principal amount of approximately $5.5 billion of indebtedness outstanding, $340 million of which was outstanding under a $1.75 billion Senior Secured Revolving Credit Facility.

Our indebtedness increases our vulnerability to general adverse economic and industry conditions; requires us to dedicate a portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund capital expenditures, marketing and other general corporate activities; limits our ability to borrow additional funds; limits our flexibility in planning for, or reacting to, changes in our business and the audio entertainment industry; and may place us at a competitive disadvantage compared to other competitors.

Our studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities.

An earthquake, hurricane, tornado, flood, terrorist attack or other catastrophic event could damage our studios, terrestrial repeater networks or satellite uplink facilities, interrupt our service and harm our business.

Any damage to the satellites that transmit to our terrestrial repeater networks would likely result in degradation of the affected service for some subscribers and could result in complete loss of service in certain or all areas.  Damage to our satellite uplink facilities could result in a complete loss of our services until we could transfer operations to suitable back-up facilities.

Our principal stockholder has significant influence, including over actions requiring stockholder approval, and its interests may differ from the interests of other holders of our common stock.

Liberty Media beneficially owns over 50% of Holdings’ common stock and has the ability to influence our affairs, policies and operations.  Two Liberty Media executives and one other member of the board of directors of Liberty Media are members of our board of directors.  Our board of directors currently has thirteen members.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of Holdings’ board of directors.  Our board of directors is responsible for, among other things, the appointment of management, future issuances of common stock or other securities, the payment of dividends, if any, the incurrence of debt, and the approval of various transactions.

Liberty Media can also determine the outcome of all matters requiring general stockholder approval, including the election of the board of directors and changes to our certificate of incorporation or by-laws.  Liberty Media can also cause or prevent a change of control of Holdings and could preclude any unsolicited acquisition of our company.  The concentration of ownership could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.  In certain cases, the interests of Liberty Media may not be aligned with the interests of other stockholders of Holdings.

We are a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

We are a “controlled company” for the purposes of the NASDAQ Stock Market listing rules. As such, we have elected not to comply with certain NASDAQ corporate governance requirements. Although a majority of our board of directors consists of independent directors, we do not have a compensation committee and nominating and corporate governance committee that consist entirely of independent directors.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Below is a list of the principal properties that we own or lease:

Location	Purpose	Own/Lease
New York, NY	Corporate headquarters, office facilities and studio/production facilities	Lease
Washington, DC	Office, studio/production facilities and data center	Own
Lawrenceville, NJ	Office and technical/engineering facilities	Lease
Deerfield Beach, FL	Office and technical/engineering facilities	Lease
Farmington Hills, MI	Office and technical/engineering facilities	Lease
Nashville, TN	Studio/production facilities	Lease
Vernon, NJ	Technical/engineering facilities	Own
Ellenwood, GA	Technical/engineering facilities	Lease
Los Angeles, CA	Studio/production facilities	Lease
Irving, TX	Office and engineering facilities/call center	Lease

We also own or lease other small facilities that we use as offices for our advertising sales personnel, studios and warehouse and maintenance space.  These facilities are not material to our business or operations.  We also lease properties in Panama and Ecuador that we use as earth stations to command and control satellites.

In addition, we lease or license space at approximately 730 locations for use in connection with the terrestrial repeater networks that support our satellite radio services.  In general, these leases and licenses are for space on building rooftops and communications towers.  None of these individual arrangements are material to our business or operations.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below.  These claims are at various stages of arbitration or adjudication.

Telephone Consumer Protection Act Suits.  We are a defendant in several purported class action suits that allege that we, or call center vendors acting on our behalf, made calls which violate provisions of the TCPA.  The plaintiffs in these actions allege, among other things, that we called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked his or her prior consent.  In one of the actions, the plaintiff also alleges that we violated the TCPA’s call time restrictions and in one of the other actions the plaintiff also alleges that we violated the TCPA’s do not call restrictions.  Our vendors make millions of calls each month to consumers, including our subscribers, as part of our customer service and marketing efforts. The plaintiffs in these suits are seeking various forms of relief, including statutory damages of five hundred dollars for each violation of the TCPA or, in the alternative, treble damages of up to fifteen hundred dollars for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting any violations of the TCPA in the future.

These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio, Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.), and Anthony Parker v. Sirius XM Radio, Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla).  These actions were commenced in February 2012, January 2013, April 2015 and July 2015, respectively.  Information concerning each of these actions is publicly available in court filings under their docket numbers.

We have notified certain of our call center vendors of these actions and requested that they defend and indemnify us against these claims pursuant to the provisions of their existing or former agreements with us.  We believe we have valid contractual claims against call center vendors in connection with these claims and intend to preserve and pursue our rights to recover from these entities; however, no assurance can be made as to our ability to fully recover all claims we may have against these entities.

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

In addition, since 2013, we have been named as a defendant in several suits, including putative class action suits, challenging our use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 (“pre-1972 recordings”) under various state laws.  In June 2015, we settled the suit brought by Capitol Records LLC, Sony Music Entertainment, UMG Recordings, Inc., Warner Music Group Corp. and ABKCO Music & Records, Inc. relating to our use and public performance of pre-1972 recordings for $210 million, which amount was paid in July 2015.  These settling record companies claimed to own, control or otherwise have the right to settle with respect to approximately 85% of the pre-1972 recordings we have historically played.  We have also entered into certain direct licenses with other owners of pre-1972 recordings, which in many cases include releases of any claims associated with our use of pre-1972 recordings.

Several putative class actions suits challenging our use and public performance of other pre-1972 recordings under various state laws remain pending.  We believe we have substantial defenses to the claims asserted, we are defending these actions vigorously, and do not believe that the resolution of these remaining cases will have a material adverse effect on our business, financial condition or results of operations.

With respect to certain matters described above under the captions “Telephone Consumer Protection Act Suits” and “Pre-1972 Sound Recording Matters,” we have determined that the outcome of these matters is inherently unpredictable and subject to significant uncertainties, many of which are beyond our control.  No provision was made for losses to the extent such are not probable and estimable.  We believe we have substantial defenses to the claims asserted, and intend to defend these actions vigorously.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIRI.”  The following table sets forth the high and low per share sales price for our common stock, as reported by NASDAQ, for the periods indicated below:

	High	Low
Year Ended December 31, 2014
First Quarter	$3.89	$3.09
Second Quarter	$3.49	$2.98
Third Quarter	$3.65	$3.28
Fourth Quarter	$3.63	$3.14
Year Ended December 31, 2015
First Quarter	$4.04	$3.33
Second Quarter	$4.00	$3.70
Third Quarter	$4.01	$3.31
Fourth Quarter	$4.20	$3.69

On January 29, 2016, the closing sales price of our common stock on the NASDAQ Global Select Market was $3.70 per share.  On January 29, 2016, there were approximately 9,560 record holders of our common stock.

Dividends

We currently do not pay dividends on our common stock.  Our ability to pay dividends is currently limited by covenants under our revolving credit facility.  In December 2012, we paid a special cash dividend.  Our board of directors has not made any determination whether similar special cash dividends will be paid in the future.

Issuer Purchases of Equity Securities

Since December 2012, our board of directors approved for repurchase an aggregate of $8.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of December 31, 2015, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1.8 billion shares for $6.3 billion, and $1.7 billion remained available under our stock repurchase program.  The size and timing of our repurchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2015 - October 31, 2015	29,667,244	$3.93	29,667,244	$1,951,440,398
November 1, 2015 - November 30, 2015	19,121,892	$4.12	19,121,892	$1,872,689,142
December 1, 2015 - December 31, 2015	42,816,509	$4.06	42,816,509	$1,698,860,143
Total	91,605,645	$4.03	91,605,645

(a)	These amounts include fees and commissions associated with shares repurchased. All of these repurchases were made pursuant to our share repurchase program.

COMPARISON OF CUMULATIVE TOTAL RETURNS

Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor's Composite-500 Stock Index, or the S&P 500, and the NASDAQ Telecommunications Index from December 31, 2010 to December 31, 2015. The graph assumes that $100 was invested on December 31, 2010 in each of our common stock, the S&P 500 and the NASDAQ Telecommunications Index. A dividend with respect to our common stock was declared in 2012 only.

Stockholder Return Performance Table

	NASDAQ Telecommunications Index	S&P 500 Index	Sirius XM Holdings Inc.
December 31, 2010	$100.00	$100.00	$100.00
December 31, 2011	$87.38	$100.00	$111.66
December 31, 2012	$89.13	$113.40	$177.30
December 31, 2013	$110.54	$146.97	$214.11
December 31, 2014	$120.38	$163.71	$214.72
December 31, 2015	$111.36	$162.52	$249.69

Equity Compensation Plan Information

Plan Category (shares in thousands)	Column (a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Column (b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Column (c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	354,569	$3.29	246,778
Equity compensation plans not approved by security holders	—	—	—
Total	354,569	$3.29	246,778

__________

(1)	Excludes approximately 16,088 shares covering RSUs from the calculation of the weighted average exercise price.

ITEM 6.	SELECTED FINANCIAL DATA

The operating and balance sheet data included in the following selected financial data for 2015 and 2014 have been derived from our audited consolidated financial statements.  Historical operating and balance sheet data included within the following selected financial data from 2011 through 2013 is derived from the audited Consolidated Financial Statements of Sirius XM and Holdings.  This selected financial data should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013 (1)	2012 (2)	2011
Statements of Comprehensive Income Data:
Total revenue	$4,570,058	$4,181,095	$3,799,095	$3,402,040	$3,014,524
Net income	$509,724	$493,241	$377,215	$3,472,702	$426,961
Net income per share - basic	$0.09	$0.09	$0.06	$0.55	$0.07
Net income per share - diluted	$0.09	$0.08	$0.06	$0.51	$0.07
Weighted average common shares outstanding - basic	5,375,707	5,788,944	6,227,646	4,209,073	3,744,606
Weighted average common shares outstanding - diluted	5,435,166	5,862,020	6,384,791	6,873,786	6,500,822
Cash dividends declared per share	$—	$—	$—	$0.05	$—
Balance Sheet Data:
Cash and cash equivalents	$111,838	$147,724	$134,805	$520,945	$773,990
Restricted investments	$9,888	$5,922	$5,718	$3,999	$3,973
Total assets (3)	$8,046,662	$8,369,065	$8,826,959	$9,024,800	$7,452,738
Long-term debt, net of current portion (3)	$5,443,614	$4,487,419	$3,088,701	$2,400,943	$2,969,093
Stockholders' (deficit) equity	$(166,491)	$1,309,837	$2,745,742	$4,039,565	$704,145

(1)	The selected financial data for 2013 includes the balances and approximately two months of activity related to the acquisition of the connected vehicle business of Agero, Inc. in November 2013.
(2)	For the year ended December 31, 2012, we had an income tax benefit of $2,998,234 due to the release of our valuation allowance. A special cash dividend was paid during 2012.
(3)

The 2011 – 2015 balances reflect the adoption of Accounting Standards Update 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements.  As a result of our adoption of these ASUs, Total Assets was reduced by $7,155, $6,444, $17,821, $30,043 and $43,258 for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively, and Long-term debt, net of current portion, was reduced by $7,155, $6,444, $5,120, $30,043 and $43,258 for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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

(All amounts referenced in this Item 7 are in thousands, except per subscriber and per installation amounts, unless otherwise stated)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Executive Summary

We transmit music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over our Internet radio service, including through applications for mobile devices.  We are also a leader in providing connected vehicle services.  Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.

We have agreements with every major automaker (“OEMs”) to offer satellite radios in their vehicles.  We also acquire subscribers through marketing to owners and lessees of previously owned vehicles that include factory-installed satellite radios that are not currently subscribing to our services.  Additionally, we distribute our satellite radios through retailers online and at locations nationwide and through our website.  Satellite radio services are also offered to customers of certain rental car companies.

As of December 31, 2015, we had approximately 29.6 million subscribers of which approximately 24.3 million were self-pay subscribers and approximately 5.3 million were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, and data services who do not also have satellite radio subscriptions.  Subscribers and subscription related revenues and expenses associated with our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.

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

Results of Operations

Set forth below are our results of operations for the year ended December 31, 2015 compared with the year ended December 31, 2014 and the year ended December 31, 2014 compared with the year ended December 31, 2013.

	For the Years Ended December 31,			2015 vs 2014 Change		2014 vs 2013 Change
	2015	2014	2013	Amount	%	Amount	%
Revenue:
Subscriber revenue	$3,824,793	$3,554,302	$3,284,660	$270,491	8%	$269,642	8%
Advertising revenue	122,292	100,982	89,288	21,310	21%	11,694	13%
Equipment revenue	110,923	104,661	80,573	6,262	6%	24,088	30%
Other revenue	512,050	421,150	344,574	90,900	22%	76,576	22%
Total revenue	4,570,058	4,181,095	3,799,095	388,963	9%	382,000	10%
Operating expenses:
Cost of services:
Revenue share and royalties	1,034,832	810,028	677,642	224,804	28%	132,386	20%
Programming and content	293,091	297,313	290,323	(4,222)	(1%)	6,990	2%
Customer service and billing	377,908	370,585	320,755	7,323	2%	49,830	16%
Satellite and transmission	94,609	86,013	79,292	8,596	10%	6,721	8%
Cost of equipment	42,724	44,397	26,478	(1,673)	(4%)	17,919	68%
Subscriber acquisition costs	532,599	493,464	495,610	39,135	8%	(2,146)	0%
Sales and marketing	354,189	336,480	291,024	17,709	5%	45,456	16%
Engineering, design and development	64,403	62,784	57,969	1,619	3%	4,815	8%
General and administrative	324,801	293,938	262,135	30,863	10%	31,803	12%
Depreciation and amortization	272,214	266,423	253,314	5,791	2%	13,109	5%
Total operating expenses	3,391,370	3,061,425	2,754,542	329,945	11%	306,883	11%
Income from operations	1,178,688	1,119,670	1,044,553	59,018	5%	75,117	7%
Other income (expense):
Interest expense, net of amounts capitalized	(299,103)	(269,010)	(204,671)	(30,093)	(11%)	(64,339)	(31%)
Loss on extinguishment of debt and credit facilities, net	—	—	(190,577)	—	0%	190,577	100%
Loss on change in value of derivatives	—	(34,485)	(20,393)	34,485	100%	(14,092)	(69%)
Other income	12,379	14,611	8,180	(2,232)	(15%)	6,431	79%
Total other expense	(286,724)	(288,884)	(407,461)	2,160	1%	118,577	29%
Income before income taxes	891,964	830,786	637,092	61,178	7%	193,694	30%
Income tax expense	(382,240)	(337,545)	(259,877)	(44,695)	(13%)	(77,668)	(30%)
Net income	$509,724	$493,241	$377,215	$16,483	3%	$116,026	31%

Our results of operations discussed below include the impact of purchase price accounting adjustments associated with the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (the “Merger”). The purchase price accounting adjustments related to the Merger, include the: (i) elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers.  The deferred credits on executory contracts attributable to third party arrangements with an OEM included in revenue share and royalties, subscriber acquisition costs, and sales and marketing concluded with the expiration of the acquired contract during 2013.  The purchase price accounting adjustments related to programming providers concluded with the expiration of the acquired contract in June 2015.  The impact of these purchase price accounting adjustments is detailed in our Adjusted Revenues and Operating Expenses tables on pages 37 through 38 of our glossary.

Total Revenue

Subscriber Revenue includes subscription, activation and other fees.

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, subscriber revenue was $3,824,793 and $3,554,302, respectively, an increase of 8%, or $270,491.  The increase was primarily attributable to an 8% increase in the daily weighted average number of subscribers and increases in certain of our self-pay subscription rates, partially offset by subscription discounts and limited channel plans offered in customer acquisition and retention programs.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, subscriber revenue was $3,554,302 and $3,284,660, respectively, an increase of 8%, or $269,642.  The increase was primarily attributable to a 6% increase in the daily weighted average number of subscribers, the inclusion of a full year of subscription revenue generated by our connected vehicle business and the increase in certain of our subscription rates beginning in January 2014. These increases were partially offset by subscription discounts and limited channel plans offered in customer acquisition and retention programs, a change in an agreement with an automaker and a rental car company, and an increasing number of lifetime subscription plans that had reached full revenue recognition.

We expect subscriber revenues to increase based on the growth of our subscriber base, including the increases in certain of our subscription rates and the sale of additional services to subscribers.

Advertising Revenue includes the sale of advertising on certain non-music channels.

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, advertising revenue was $122,292 and $100,982, respectively, an increase of 21%, or $21,310.  The increase was primarily due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, advertising revenue was $100,982 and $89,288, respectively, an increase of 13%, or $11,694.  The increase was primarily due to a greater number of advertising spots sold and transmitted, as well as increases in rates charged per spot.

We expect our advertising revenue to continue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, equipment revenue was $110,923 and $104,661, respectively, an increase of 6%, or $6,262.  The increase was driven by royalties from higher OEM production and sales to distributors, partially offset by lower direct to consumer sales.

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

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our connected vehicle business and our Canadian affiliate and ancillary revenues.

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, other revenue was $512,050 and $421,150, respectively, an increase of 22%, or $90,900.  The increase was driven by revenues from the U.S. Music Royalty Fee as the number of subscribers subject to the 13.9% rate increased along with an overall increase in subscribers, higher revenue generated from our connected vehicle business, and increased revenue from our Canadian affiliate.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, other revenue was $421,150 and $344,574, respectively, an increase of 22%, or $76,576.  The increase was driven by revenues from the U.S. Music Royalty Fee as the number of subscribers subject to the 12.5% rate increased along with an overall increase in subscribers, by a change in an agreement with a rental car company and the inclusion of a full year of revenue generated by our connected vehicle business.

We expect other revenue to increase as our growing subscriber base drives higher U.S. Music Royalty Fees.

Operating Expenses

Revenue Share and Royalties include distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share.

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, revenue share and royalties were $1,034,832 and $810,028, respectively, an increase of 28%, or $224,804, and increased as a percentage of total revenue.  The increase was primarily due to $128,256 in expense recorded during the year ended December 31, 2015 related to our settlements associated with our use of certain pre-1972 sound recordings through December 31, 2015.  Revenue share and royalties also increased due to greater revenues subject to royalty and revenue sharing arrangements and a 5.3% increase in the statutory royalty rate for the performance of post-1972 sound recordings.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, revenue share and royalties were $810,028 and $677,642, respectively, an increase of 20%, or $132,386, and increased as a percentage of total revenue.  The increase was primarily attributable to the elimination of the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger, greater revenues subject to royalty and/or revenue sharing arrangements, and a 5.6% increase in the statutory royalty rate for the performance of post-1972 sound recordings. For the year ended December 31, 2013, revenue share and royalties was positively impacted by a benefit of $122,534 to earnings from the amortization of deferred credits on executory contracts associated with the Merger.

We expect our revenue share and royalty costs to increase as a result of the Capitol Records settlement and as our revenues grow and our post-1972 royalty rates increase.  We expect to recognize $83,250 in expense related to the Capitol Records settlement for the use of pre-1972 sound recordings for 2016 through 2017.  As determined by the Copyright Royalty Board, we have paid or will pay royalties for the use of certain post-1972 sound recordings on our satellite radio service of 9.0%, 9.5%, 10.0%, 10.5% and 11% in 2013, 2014, 2015, 2016 and 2017, respectively.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, programming and content expenses were $293,091 and $297,313, respectively, a decrease of 1%, or $4,222, and decreased as a percentage of total revenue.  The decrease was primarily due to the termination of certain programming agreements, partially offset by the addition of new programming arrangements and personnel-related costs.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, programming and content expenses were $297,313 and $290,323, respectively, an increase of 2%, or $6,990, but decreased as a percentage of total revenue.  The increase was primarily due to higher personnel costs, the reduction in the benefit to earnings from the purchase price accounting adjustments associated with the Merger and the early termination of certain programming agreements, partially offset by the renewal of certain licensing agreements at more cost effective terms.

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

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, customer service and billing expenses were $377,908 and $370,585, respectively, an increase of 2%, or $7,323, but decreased as a percentage of total revenue.  The increase was primarily due to a higher subscriber base driving increased transaction fees, bad debt expense and personnel related costs, partially offset by efficiencies achieved from management’s strategic initiatives implemented at our call centers operated by our vendors.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, customer service and billing expenses were $370,585 and $320,755, respectively, an increase of 16%, or $49,830, but increased as a percentage of total revenue.  The increase was primarily due to the inclusion of a full year of costs associated with our connected vehicle services business, higher subscriber volume driving increased subscriber contacts and bad debt expense.

We expect our customer service and billing expenses to increase as our subscriber base grows.

Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet streaming service.

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, satellite and transmission expenses were $94,609 and $86,013, respectively, an increase of 10%, or $8,596, and remained flat as a percentage of total revenue.  The increase was primarily due to the loss on disposal of certain obsolete terrestrial repeaters and related parts of $7,384, and higher costs associated with our Internet streaming operations, partially offset by lower satellite insurance costs.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, satellite and transmission expenses were $86,013 and $79,292, respectively, an increase of 8%, or $6,721, and remained flat as a percentage of total revenue.  The increase was primarily due to increased personnel costs, costs associated with our Internet streaming operations, satellite insurance expense, and terrestrial repeater network costs.

We expect satellite and transmission expenses, excluding losses from disposal of assets, to remain relatively unchanged as decreases in Internet streaming costs are offset by increases in terrestrial repeater network costs.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, cost of equipment was $42,724 and $44,397, respectively, a decrease of 4%, or $1,673, and decreased as a percentage of equipment revenue.  The decrease was primarily due to lower direct to consumer sales, partially offset by higher sales to distributors.

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

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, subscriber acquisition costs were $532,599 and $493,464, respectively, an increase of 8%, or $39,135, and remained flat as a percentage of total revenue.  Increased costs related to a larger number of satellite radio installations in new vehicles were partially offset by improved OEM and chipset subsidy rates per vehicle.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, subscriber acquisition costs were $493,464 and $495,610, respectively, a decrease of less than 1%, or $2,146, and decreased as a percentage of total revenue.  Improved OEM subsidy rates per vehicle and a change in a contract with an automaker decreased subscriber acquisition costs. The decrease was partially offset by the elimination of the benefit to earnings in 2014 from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger and increased subsidy costs related to a larger number of satellite radio installations in new vehicles. For the year ended December 31, 2013, the benefit to earnings from amortization of deferred credits was $64,365.

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

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, sales and marketing expenses were $354,189 and $336,480, respectively, an increase of 5%, or $17,709, but decreased as a percentage of total revenue.  The increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials and higher personnel-related costs.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, sales and marketing expenses were $336,480 and $291,024, respectively, an increase of 16%, or $45,456, and increased as a percentage of total revenue. The increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, the inclusion of a full year of costs associated with our connected vehicle services business, increased personnel costs, and the elimination of the benefit to earnings in 2014 from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger; partially offset by lower loyalty costs due to a change in a contract with an automaker.  The benefit to earnings from the amortization of the deferred credit for acquired executory contracts for the year ended December 31, 2013 was $12,922.

We anticipate that sales and marketing expenses will increase as we expand programs to retain our existing subscribers, win back former subscribers, and attract new subscribers.

Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of our radios into new vehicles manufactured by automakers.

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, engineering, design and development expenses were $64,403 and $62,784, respectively, an increase of 3%, or $1,619, and remained flat as a percentage of total revenue.  The increase was driven primarily by additional costs associated with streaming development, partially offset by lower personnel costs.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, engineering, design and development expenses were $62,784 and $57,969, respectively, an increase of 8%, or $4,815, and remained flat as a percentage of total revenue.  The increase was driven primarily by the inclusion of a full year of costs associated with our connected vehicle services business and higher personnel costs.

We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.

General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, general and administrative expenses were $324,801 and $293,938, respectively, an increase of 10%, or $30,863, and remained flat as a percentage of total revenue.  The increase was driven primarily by higher personnel costs, reserves for consumer legal settlements and facilities costs, partially offset by insurance recoveries and lower professional fees related to the proposal made in January 2014 by Liberty Media to acquire the balance of our common stock not already owned by it.

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

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, depreciation and amortization expense was $272,214 and $266,423, respectively, an increase of 2%, or $5,791, but decreased as a percentage of total revenue.  The increase was driven by additional software placed in-service, partially offset by a reduction of amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, property and equipment) through the end of their estimated service lives and certain satellites reaching the end of their estimated service lives.

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

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, interest expense was $299,103 and $269,010, respectively, an increase of 11%, or $30,093.  The increase was primarily due to higher average debt during the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase was partially offset by lower average interest rates resulting from the redemption and conversion of higher interest rate debt during 2014.

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

We expect interest expense to increase in future periods to the extent the amount of our total debt outstanding increases.

Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.

•	2015 vs. 2014: There was no loss on extinguishment of debt and credit facilities for the years ended December 31, 2015 and 2014.
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

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, the loss on change in value of derivatives was $0 and $34,485, respectively.  The loss in 2014 resulted from a change in the market value of our common stock to be purchased under the share repurchase agreement with Liberty Media.  On April 25, 2014, we completed the final purchase installment under this share repurchase agreement and repurchased $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share.

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

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, other income was $12,379 and $14,611, respectively.  Other income for the year ended December 31, 2015 was driven by dividends received from Sirius XM Canada in excess of our investment.  Other income for the year ended December 31, 2014 was driven by our share of Sirius XM Canada’s net income and gain from the conversion of certain debentures into shares of Sirius XM Canada, partially offset by the amortization expense related to our equity method intangible assets.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, other income was $14,611 and $8,180, respectively.  The other income for the year ended December 31, 2014 was driven by dividends received from Sirius XM Canada, our share of Sirius XM Canada's net income and income from the conversion of certain debentures into shares of Sirius XM Canada, partially offset by the amortization expense related to our equity method intangible assets.  The other income for 2013 was primarily due to the inclusion of our share of Sirius XM Canada's net income, partially offset by the amortization expense related to our equity method intangible assets.

Income Taxes

Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, income tax expense was $382,240 and $337,545, respectively.  Our annual effective tax rate for the year ended December 31, 2015 was 42.9%, which was impacted by tax law changes in the District of Columbia and New York City.  The tax law change in the District of Columbia will reduce our future taxes and use less of certain net operating losses in the future.  The District of Columbia tax law change resulted in a $44,392 increase in our valuation allowance during the year ended December 31, 2015.  The tax law change in New York City will increase certain net operating losses to be utilized in the future.  The New York City tax law change resulted in a $14,831 increase in our deferred tax asset during the year ended December 31, 2015.  Our effective tax rate for the year ended December 31, 2014 was 40.6% primarily due to the impact of the loss on change in fair value of the derivative related to the share repurchase agreement with Liberty Media.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, income tax expense was $337,545 and $259,877, respectively. Our annual effective tax rate for the year ended December 31, 2014 was 40.6% primarily due to the

$34,485 loss on change in fair value of the derivatives related to the share repurchase agreement with Liberty Media.  Our annual effective tax rate for the year ended December 31, 2013 was 40.8%, primarily as a result of non-deductible expenses related to the loss on change in value of derivatives.

Key Operating Metrics

In this section, we present certain financial and operating performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”).  These metrics include: average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; subscriber acquisition cost, or SAC, per installation; free cash flow; and adjusted EBITDA. These measures exclude the impact of share-based payment expense and certain purchase price accounting adjustments related to the Merger, which include the: (i) elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers.  Additionally, when applicable, our adjusted EBITDA and free cash flow metrics exclude the effect of any significant items that do not relate to the on-going performance of our business, such as settlements related to our historical use of pre-1972 sound recordings.  We use these Non-GAAP financial measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees.

Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity and significant items that do not relate to the on-going performance of our business.  In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We believe free cash flow is an indicator of the long-term financial stability of our business.  Free cash flow, which is reconciled to “Net cash provided by operating activities,” is a Non-GAAP financial measure.  This measure can be calculated by deducting amounts under the captions “Additions to property and equipment”, deducting or adding Restricted and other investment activity and the return of capital from investment in unconsolidated entity from “Net cash provided by operating activities” from the consolidated statements of cash flows, adjusted for any significant legal settlements.  Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies.  Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current and projected cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies.  We have excluded the $210,000 payment related to the pre-1972 sound recordings legal settlement from our free cash flow calculation in the year ended December 31, 2015.

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

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, these Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 36 through 40) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.  The following table contains our key operating metrics based on our adjusted results of operations for the years ended December 31, 2015, 2014 and 2013. Subscribers and subscription related revenues and expenses associated with our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics:

	Unaudited
	For the Years Ended December 31,
	2015	2014	2013
Self-pay subscribers	24,288	22,523	21,082
Paid promotional subscribers	5,306	4,788	4,477
Ending subscribers	29,594	27,311	25,559
Self-pay subscribers	1,765	1,441	1,512
Paid promotional subscribers	517	311	147
Net additions (a)	2,283	1,752	1,659
Daily weighted average number of subscribers	28,337	26,284	24,886
Average self-pay monthly churn	1.8%	1.9%	1.8%
New vehicle consumer conversion rate	40%	41%	44%

ARPU	$12.53	$12.38	$12.23
SAC, per installation	$33	$34	$43
Customer service and billing expenses, per average subscriber	$1.01	$1.07	$1.06
Free cash flow	$1,315,193	$1,155,776	$927,496
Adjusted EBITDA	$1,657,617	$1,467,775	$1,166,140

(a)	Note: Amounts may not sum as a result of rounding.

Subscribers. At December 31, 2015, we had approximately 29.6 million subscribers, an increase of approximately 2.3 million subscribers, or 8%, from the approximate 27.3 million subscribers as of December 31, 2014.

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, net additions were 2,283 thousand and 1,752 thousand, respectively, an increase of 30%, or 531 thousand.  The increase in subscribers was primarily due to increases in original and subsequent owner trial conversions, as well as increases in shipments by OEMs offering paid trials and activations of inactive radios, partially offset by higher deactivations related to vehicle turnover and non-pay churn resulting from changes in telemarketing practices following the Federal Communications Commission’s July 10, 2015 order relating to the Telephone Consumer Protection Act of 1991.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, net additions were 1,752 thousand and 1,659 thousand, respectively, an increase of 6%, or 93 thousand.  The increase in subscribers was primarily due to increases in shipments by OEMs offering paid trials as well as increases in trial conversions, offset by higher deactivations related to vehicle turnover as well as voluntary reasons.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 36 through 40 for more details.)

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, our average self-pay monthly churn rate was 1.8% and 1.9%, respectively.  The decrease in churn was due to a reduction in the total number of subscribers leaving for voluntary reasons.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, our average self-pay monthly churn rate was 1.9% and 1.8%, respectively.  The increase was due to increased vehicle related churn associated with existing self-pay subscribers migrating to unpaid trials, offset by improvements in voluntary churn.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 36 through 40 for more details).

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, the new vehicle consumer conversion rate was 40% and 41%, respectively.  The decrease in conversion was primarily due to an increased vehicle penetration rate and the effect of the suspension of certain outbound calling efforts by our vendors as they evaluated the Federal Communications Commission’s July 10, 2015 order relating to the Telephone Consumer Protection Act of 1991, partially offset by improvements in converting previously active subscribers during a trial.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, the new vehicle consumer conversion rate was 41% and 44%, respectively.  The decrease in the new vehicle consumer conversion rate was primarily due to an increased vehicle penetration rate and lower conversion of first-time satellite enabled car buyers and lessees in lower priced vehicles.

ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services business), net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 36 through 40 for more details.)

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, ARPU was $12.53 and $12.38, respectively.  The increase was driven primarily by increases in certain of our subscription rates, partially offset by growth in subscription discounts and limited channel plans offered through customer acquisition and retention programs, and a shift to longer-term promotional data service plans with lower rates.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, ARPU was $12.38 and $12.23, respectively.   The increase was driven primarily by the contribution of the U.S. Music Royalty Fee, and the impact of the increase in certain of our subscription rates beginning in January 2014. The positive result was partially offset by growth in subscription discounts and limited channel plans offered through our customer acquisition and retention programs, lifetime subscription plans that had reached full revenue recognition and changes in contracts with an automaker and a rental car company.

SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, excluding purchase price accounting adjustments, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 36 through 40 for more details.)

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, SAC, per installation, was $33 and $34, respectively.  The decrease was primarily due to lower subsidies on chipsets and improvements in contractual OEM rates.

•	2014 vs. 2013: For the years ended December 31, 2014 and 2013, SAC, per installation, was $34 and $43, respectively. The decrease was primarily due to improvements in contractual OEM rates.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 36 through 40 for more details.)

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, customer service and billing expenses, per average subscriber, were $1.01 and $1.07, respectively.  The decrease was driven primarily by efficiencies achieved from management’s strategic initiatives implemented at our call centers operated by our vendors, as well as a decrease in the rate at which subscribers call to cancel.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, customer service and billing expenses, per average subscriber, were $1.07 and $1.06, respectively.  The increase was primarily driven by bad debt expense.

Free Cash Flow includes cash provided by operations, net of additions to property and equipment, restricted and other investment activity, and the return of capital from investment in unconsolidated entity, excluding the $210,000 pre-1972 sound recordings legal settlement payment. (For a reconciliation to GAAP see the accompanying glossary on pages 36 through 40 for more details.)

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, free cash flow was $1,315,193 and $1,155,776, respectively, an increase of $159,417, or 14%.  Excluding the $210,000 pre-1972 sound recordings legal settlement payment, the increase was primarily driven by higher net cash provided by operating activities from improved operating performance, and higher collections from subscribers, partially offset by higher interest payments.

•

2014 vs. 2013:  For the years ended December 31, 2014 and 2013, free cash flow was $1,155,776 and $927,496, respectively, an increase of $228,280, or 25%. The increase was primarily driven by higher net cash provided by operating activities from improved performance, collections from subscribers and distributors, the absence of satellite construction related payments and dividends received from Sirius XM Canada, partially offset by payments related to improvements to our terrestrial repeater network.

Adjusted EBITDA. EBITDA is defined as net income before interest expense, net of amounts capitalized; income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other income, loss on disposal of assets, loss on extinguishment of debt, loss on change in value of derivatives as well as certain other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense and settlements related to the historical use of pre-1972 sound recordings. (For a reconciliation to GAAP see the accompanying glossary on pages 36 through 40 for more details.)

•

2015 vs. 2014:  For the years ended December 31, 2015 and 2014, adjusted EBITDA was $1,657,617 and $1,467,775, respectively, an increase of 13%, or $189,842.  The increase was due to growth in adjusted revenues primarily as a result of the increase in our subscriber base and certain of our subscription rates, partially offset by higher costs associated with the growth in our revenues and subscriber base.

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

Liquidity and Capital Resources

Cash Flows for years ended December 31, 2015 compared with the years ended December 31, 2014 and the year ended December 31, 2014 compared with the year ended December 31, 2013.

As of December 31, 2015 and 2014, we had $111,838 and $147,724, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Years Ended December 31,
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Net cash provided by operating activities	$1,244,051	$1,253,244	$1,102,832	$(9,193)	$150,412
Net cash used in investing activities	(138,858)	(96,324)	(700,688)	(42,534)	604,364
Net cash used in financing activities	(1,141,079)	(1,144,001)	(788,284)	2,922	(355,717)
Net (decrease) increase in cash and cash equivalents	(35,886)	12,919	(386,140)	(48,805)	399,059
Cash and cash equivalents at beginning of period	147,724	134,805	520,945	12,919	(386,140)
Cash and cash equivalents at end of period	$111,838	$147,724	$134,805	$(35,886)	$12,919

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities decreased by $9,193 to $1,244,051 for the year ended December 31, 2015 from $1,253,244 for the year ended December 31, 2014.  Cash flows provided by operating activities increased by $150,412 to $1,253,244 for the year ended December 31, 2014 from $1,102,832 for the year ended December 31, 2013.

Our largest source of cash provided by operating activities is generated by subscription and subscription-related revenues.  We also generate cash from the sale of advertising on certain non-music channels and the sale of satellite radios, components and accessories.  Our primary uses of cash from operating activities include revenue share and royalty payments to distributors, programming and content providers, and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to vendors to service, maintain and acquire subscribers, general corporate expenditures, and compensation and related costs.

Cash Flows Used in Investing Activities

Cash flows used in investing activities are primarily due to additional spending to improve our terrestrial repeater network and for capitalized software.  In 2015, our cash flows used in investing activities also included an increase to our letters of credit issued for the benefit of lessors of certain of our office space.  In 2014, our cash flows used in investing activities were primarily due to additional spending to improve our terrestrial repeater network and for capitalized software, partially offset by a special one-time dividend received from our investment in Sirius XM Canada of $24,178.  We expect to continue to incur significant costs to improve our terrestrial repeater network and broadcast and administrative infrastructure.  In 2013, our cash flows used in investing activities included $525,352 related to our acquisition of the connected vehicle business of Agero, Inc.

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

Cash flows provided by financing activities in 2015 were due to the issuance of $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2025 and borrowings under the Credit Facility.  Cash flows used in financing activities in 2015 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $2,018,254 and repayments under the Credit Facility.  Cash flows used in financing activities in 2014 were primarily due to the purchase of shares of our common stock under our repurchase program for $2,496,799 and repayments under the Credit Facility.  In 2014, we issued $1,500,000 aggregate principal amount of 6.00% Senior Notes due 2024.  Cash flows used in financing activities in 2013 were primarily due to the purchase of shares of our common stock under our share repurchase program for $1,762,360, and the extinguishment of $800,000 of our then outstanding 8.75% Senior Notes due 2015 and $700,000 of our then outstanding 7.625% Senior Notes due 2018.  In 2013, we issued $650,000 aggregate principal amount of 5.875% Senior Notes due 2020, $600,000 aggregate principal amount of 5.75% Senior Notes due 2021, $500,000 aggregate principal amount of 4.25% Senior Notes due 2020 and $500,000 aggregate principal amount of 4.625% Senior Notes due 2023.

Future Liquidity and Capital Resource Requirements

Based upon our current business plans, we expect to fund operating expenses, capital expenditures, working capital requirements, legal settlements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of December 31, 2015, $1,410,000 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents as well as debt capacity to cover our estimated short-term and long-term funding needs, as well as fund stock repurchases and any strategic opportunities.

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

Stock Repurchase Program

Since December 2012, our board of directors approved for repurchase an aggregate of $8,000,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.

As of December 31, 2015, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1,783,496 shares for $6,301,140, and $1,698,860 remained available under our stock repurchase program.  We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and future borrowings.

Debt Covenants

The indentures governing Sirius XM's senior notes, and the agreement governing the Credit Facility include restrictive covenants.  As of December 31, 2015, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 13 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Goodwill.   Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.  Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year.  Assessments are performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired.  Step one of the impairment assessment compares the fair value of the entity to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired.  If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill; an impairment loss will be recorded for the amount the carrying value exceeds the implied fair value.  Our quantitative assessment is based on our enterprise fair value.  At the date of our annual assessment for 2015, the fair value of our single reporting unit substantially exceeded its carrying value and therefore was not at risk of failing step one of Accounting Standards Codification (“ASC”) 350-20, Goodwill.  ASC 350-35 states that if the carrying amount of the reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists based on adverse qualitative factors.  Subsequent to our annual assessment performed in the fourth quarter of 2015, we were not aware of any adverse qualitative factors that would indicate any impairment to our goodwill as of December 31, 2015.  No impairment losses were recorded for goodwill during the years ended December 31, 2015, 2014 and 2013

Long-Lived and Indefinite-Lived Assets.  We carry our long-lived assets at cost less accumulated amortization and depreciation.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable.  At the time an impairment in the value of a long-lived asset is identified, the impairment is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Our annual impairment assessment of indefinite-lived assets, our FCC licenses and XM trademark, is performed as of the fourth quarter of each year and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Accounting Standards Update 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, establishes an option to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired.  If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a company is not required to perform a quantitative impairment test.  If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed.  During the fourth quarter of 2015, a qualitative impairment analysis was performed and we determined that the fair value of our FCC licenses and trademark substantially exceeded the carrying value and therefore was not at risk of impairment.  Our qualitative assessment includes the consideration of our long-term financial projections, current and historical weighted average cost of capital and liquidity factors, legal and regulatory issues and industry and market pressures.  Subsequent to our annual evaluation of the carrying value of our long-lived assets, there were no events or circumstances that triggered the need for an impairment evaluation.

There were no changes in the carrying value of our indefinite life intangible assets during the years ended December 31, 2015 or 2014.

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

We operate five in-orbit Sirius satellites, FM-1, FM-2, FM-3, FM-5 and FM-6. Our FM-1, FM-2 and FM-3 satellites were launched in 2000 and reached the end of their depreciable lives in 2013 and 2015 but are still in operation.  We estimate that our FM-5 satellite launched in 2009 will operate effectively through the end of its depreciable life in 2024.  Our FM-6 satellite that was launched in 2013, is currently used as an in-orbit spare that is planned to start full-time operation in 2016 and is expected to operate effectively through the end of its depreciable life in 2028.

We operate three in-orbit XM satellites, XM-3, XM-4 and XM-5.  We estimate that our XM-3 and XM-4 satellites launched in 2005 and 2006, respectively, will reach the end of their depreciable lives in 2020 and 2021, respectively.  Our XM-5 satellite was launched in 2010, is used as an in-orbit spare and is expected to reach the end of its depreciable life in 2025.

Our satellites have been designed to last fifteen-years.  Our in-orbit satellites may experience component failures which could adversely affect their useful life.  We monitor the operating condition of our in-orbit satellites and if events or circumstances indicate that the depreciable lives of our in-orbit satellites have changed, we will modify the depreciable life accordingly.  If we were to revise our estimates, our depreciation expense would change.

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

We assess the recoverability of deferred tax assets at each reporting date and, where applicable, a valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.  Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted income from operations. The underlying assumptions we use in forecasting future taxable income require significant judgment.  In the event that actual income from operations differs from forecasted amounts, or if we change our estimates of forecasted income from operations, we could record additional charges or reduce allowances in order to adjust the carrying value of deferred tax assets to their realizable amount. Such adjustments could be material to our consolidated financial statements.

As of December 31, 2015, we had a valuation allowance of $49,095 relating to deferred tax assets that are not likely to be realized due to certain state net operating loss limitations and acquired net operating losses that we were not likely to utilize.

ASC 740 requires a company to first determine whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information.  A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.   If the tax position is not more likely than not to be sustained, the gross amount of the unrecognized tax position will not be recorded in the financial statements but will be shown in tabular format within the uncertain income tax positions.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs due to the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired.  A number of years may elapse before an uncertain tax position is effectively settled or until there is a lapse in the applicable statute of limitations. We record interest and penalties related to uncertain tax positions in Income tax expense in our consolidated statements of comprehensive income.  As of December 31, 2015, the gross liability for income taxes associated with uncertain state tax positions was $253,277.

Glossary

Adjusted EBITDA - EBITDA is defined as net income before interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other income, loss on disposal of assets, loss on extinguishment of debt, loss on change in value of derivatives as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our on-going core operating results period over period, (ii) base our internal budgets and (iii) compensate management. As such, adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable):  (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) depreciation and amortization, (iii) share-based payment expense and (iv) other significant operating expense (income) that do not relate to the on-going performance of our business.  The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers.  We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry.  We believe the exclusion of share-based payment expense and loss on disposal of assets is useful as they are not directly related to the operational conditions of our business.  We also believe the exclusion of settlements related only to the historical use of pre-1972 sound recordings is useful as it does not represent an expense incurred as part of normal operations for the period.

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

	Unaudited
	For the Years Ended December 31,
	2015	2014	2013
Net income (GAAP):	$509,724	$493,241	$377,215
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 37-38)	7,251	7,251	7,251
Operating expenses (see pages 37-38)	(1,394)	(3,781)	(207,854)
Pre-1972 sound recordings historical legal settlements (GAAP)	109,164	—	—
Loss on disposal of assets (GAAP)	7,384	—	—
Loss on change in value of derivatives (GAAP)	—	34,485	20,393
Share-based payment expense (GAAP)	84,310	78,212	68,876
Depreciation and amortization (GAAP)	272,214	266,423	253,314
Interest expense, net of amounts capitalized (GAAP)	299,103	269,010	204,671
Loss on extinguishment of debt and credit facilities, net (GAAP)	—	—	190,577
Other income (GAAP)	(12,379)	(14,611)	(8,180)
Income tax expense (GAAP)	382,240	337,545	259,877
Adjusted EBITDA	$1,657,617	$1,467,775	$1,166,140

Adjusted Revenues and Operating Expenses - We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments from the Merger and share-based payment expense. We use this Non-GAAP financial measure to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees.  The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the years ended December 31, 2015, 2014 and 2013:

	Unaudited For the Year Ended December 31, 2015
	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$3,824,793	$—	$—	$3,824,793
Advertising revenue	122,292	—	—	122,292
Equipment revenue	110,923	—	—	110,923
Other revenue	512,050	7,251	—	519,301
Total revenue	$4,570,058	$7,251	$—	$4,577,309
Operating expenses
Cost of services:
Revenue share and royalties	$1,034,832	$—	$—	$1,034,832
Programming and content	293,091	1,394	(10,325)	284,160
Customer service and billing	377,908	—	(2,982)	374,926
Satellite and transmission	94,609	—	(4,147)	90,462
Cost of equipment	42,724	—	—	42,724
Subscriber acquisition costs	532,599	—	—	532,599
Sales and marketing	354,189	—	(17,985)	336,204
Engineering, design and development	64,403	—	(9,470)	54,933
General and administrative	324,801	—	(39,401)	285,400
Depreciation and amortization (a)	272,214	—	—	272,214
Share-based payment expense	—	—	84,310	84,310
Total operating expenses	$3,391,370	$1,394	$—	$3,392,764
(a)

Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the year ended December 31, 2015 was $35,000.

	Unaudited For the Year Ended December 31, 2014
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

	Unaudited
	For the Years Ended December 31,
	2015	2014	2013
Subscriber revenue, excluding connected vehicle (GAAP)	$3,726,340	$3,466,050	$3,272,718
Add: advertising revenue (GAAP)	122,292	100,982	89,288
Add: other subscription-related revenue (GAAP)	410,644	336,408	290,895
	$4,259,276	$3,903,440	$3,652,901
Daily weighted average number of subscribers	28,337	26,284	24,886
ARPU	$12.53	$12.38	$12.23

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

	Unaudited
	For the Years Ended December 31,
	2015	2014	2013
Customer service and billing expenses, excluding connected vehicle (GAAP)	$346,789	$340,094	$317,832
Less: share-based payment expense (GAAP)	(2,982)	(2,780)	(2,219)
	$343,807	$337,314	$315,613
Daily weighted average number of subscribers	28,337	26,284	24,886
Customer service and billing expenses, per average subscriber	$1.01	$1.07	$1.06

Free cash flow - is derived from cash flow provided by operating activities, net of additions to property and equipment, restricted and other investment activity, and the return of capital from investment in unconsolidated entity, excluding the $210,000 pre-1972 sound recordings legal settlement payment.  Free cash flow is calculated as follows:

	Unaudited
	For the Years Ended December 31,
	2015	2014	2013
Cash Flow information
Net cash provided by operating activities	$1,244,051	$1,253,244	$1,102,832
Net cash used in investing activities	$(138,858)	$(96,324)	$(700,688)
Net cash used in financing activities	$(1,141,079)	$(1,144,001)	$(788,284)
Free Cash Flow
Net cash provided by operating activities	$1,244,051	$1,253,244	$1,102,832
Additions to property and equipment	(134,892)	(121,646)	(173,617)
Purchases of restricted and other investments	(3,966)	—	(1,719)
Return of capital from investment in unconsolidated entity	—	24,178	—
Pre-1972 sound recordings legal settlement	210,000	—	—
Free cash flow	$1,315,193	$1,155,776	$927,496

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

	Unaudited
	For the Years Ended December 31,
	2015	2014	2013
Subscriber acquisition costs (GAAP)	$532,599	$493,464	$495,610
Less: margin from direct sales of radios and accessories (GAAP)	(68,199)	(60,264)	(54,095)
Add: purchase price accounting adjustments	—	—	64,365
	$464,400	$433,200	$505,880
Installations	14,041	12,788	11,765
SAC, per installation	$33	$34	$43

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2015, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Sirius XM's borrowings under the Credit Facility carry a variable interest rate based on LIBOR plus an applicable rate based on its debt to operating cash flow ratio.  We currently do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements and financial statements and financial statement schedule contained in Item 15 herein, which are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  An evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.  We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting.  Our management used the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2015.

KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting which follows this report.

Audit Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

The additional information required by this Item 10 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2016 annual meeting of stockholders set forth under the captions Stock Ownership, Governance of the Company, Item 1. Election of Directors and Item 3. Ratification of Independent Registered Public Accountants, which we expect to file with the Securities and Exchange Commission prior to April 29, 2016.

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

The information required by this Item 11 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2016 annual meeting of stockholders set forth under the captions Item 1. Election of Directors and, Executive Compensation, which we expect to file with the Securities and Exchange Commission prior to April 29, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5, of this report.

The additional information required by this Item 12 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2016 annual meeting of stockholders set forth under the caption Stock Ownership, which we expect to file with the Securities and Exchange Commission prior to April 29, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2016 annual meeting of stockholders set forth under the captions Governance of the Company and Item 1. Election of Directors, which we expect to file with the Securities and Exchange Commission prior to April 29, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2016 annual meeting of stockholders set forth under the caption Item 2. Ratification of Independent Registered Public Accountants - Principal Accountant Fees and Services, which we expect to file with the Securities and Exchange Commission prior to April 29, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of February 2016.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY B. MAFFEI	Chairman of the Board of Directors and Director	February 2, 2016
(Gregory B. Maffei)

/s/ JAMES E. MEYER	Chief Executive Officer and Director (Principal Executive Officer)	February 2, 2016
(James E. Meyer)

/s/ DAVID J. FREAR	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 2, 2016
(David J. Frear)

/s/ THOMAS D. BARRY	Senior Vice President and Controller (Principal Accounting Officer)	February 2, 2016
(Thomas D. Barry)

/s/ JOAN L. AMBLE	Director	February 2, 2016
(Joan L. Amble)

/s/ ANTHONY J. BATES	Director	February 2, 2016
(Anthony J. Bates)

/s/ GEORGE W. BODENHEIMER	Director	February 2, 2016
(George W. Bodenheimer)

/s/ MARK D. CARLETON	Director	February 2, 2016
(Mark D. Carleton)

/s/ EDDY W. HARTENSTEIN	Director	February 2, 2016
(Eddy W. Hartenstein)

/s/ JAMES P. HOLDEN	Director	February 2, 2016
(James P. Holden)

/s/ EVAN D. MALONE	Director	February 2, 2016
(Evan D. Malone)

/s/ JAMES F. MOONEY	Director	February 2, 2016
(James F. Mooney)

/s/ CARL E. VOGEL	Director	February 2, 2016
(Carl E. Vogel)

/s/ VANESSA A. WITTMAN	Director	February 2, 2016
(Vanessa A. Wittman)

/s/ DAVID M. ZASLAV	Director	February 2, 2016
(David M. Zaslav)

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sirius XM Holdings Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Sirius XM Holdings Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(2).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirius XM Holdings Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirius XM Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 2, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 2, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sirius XM Holdings Inc. and subsidiaries:

We have audited Sirius XM Holdings Inc. and subsidiaries’  internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirius XM Holdings Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sirius XM Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirius XM Holdings Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 2, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 2, 2016

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Revenue:
Subscriber revenue	$3,824,793	$3,554,302	$3,284,660
Advertising revenue	122,292	100,982	89,288
Equipment revenue	110,923	104,661	80,573
Other revenue	512,050	421,150	344,574
Total revenue	4,570,058	4,181,095	3,799,095
Operating expenses:
Cost of services:
Revenue share and royalties	1,034,832	810,028	677,642
Programming and content	293,091	297,313	290,323
Customer service and billing	377,908	370,585	320,755
Satellite and transmission	94,609	86,013	79,292
Cost of equipment	42,724	44,397	26,478
Subscriber acquisition costs	532,599	493,464	495,610
Sales and marketing	354,189	336,480	291,024
Engineering, design and development	64,403	62,784	57,969
General and administrative	324,801	293,938	262,135
Depreciation and amortization	272,214	266,423	253,314
Total operating expenses	3,391,370	3,061,425	2,754,542
Income from operations	1,178,688	1,119,670	1,044,553
Other income (expense):
Interest expense, net of amounts capitalized	(299,103)	(269,010)	(204,671)
Loss on extinguishment of debt and credit facilities, net	—	—	(190,577)
Loss on change in value of derivatives	—	(34,485)	(20,393)
Other income	12,379	14,611	8,180
Total other expense	(286,724)	(288,884)	(407,461)
Income before income taxes	891,964	830,786	637,092
Income tax expense	(382,240)	(337,545)	(259,877)
Net income	$509,724	$493,241	$377,215
Foreign currency translation adjustment, net of tax	(100)	(94)	(428)
Total comprehensive income	$509,624	$493,147	$376,787
Net income per common share:
Basic	$0.09	$0.09	$0.06
Diluted	$0.09	$0.08	$0.06
Weighted average common shares outstanding:
Basic	5,375,707	5,788,944	6,227,646
Diluted	5,435,166	5,862,020	6,384,791

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$111,838	$147,724
Receivables, net	234,782	220,579
Inventory, net	22,295	19,397
Related party current assets	5,941	4,344
Deferred tax assets	—	1,038,603
Prepaid expenses and other current assets	187,033	119,099
Total current assets	561,889	1,549,746
Property and equipment, net	1,415,401	1,510,112
Long-term restricted investments	9,888	5,922
Intangible assets, net	2,593,346	2,645,046
Goodwill	2,205,107	2,205,107
Related party long-term assets	—	3,000
Deferred tax assets	1,115,731	437,736
Other long-term assets	145,300	12,396
Total assets	$8,046,662	$8,369,065
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$625,313	$587,755
Accrued interest	91,655	80,440
Current portion of deferred revenue	1,771,915	1,632,381
Current portion of deferred credit on executory contracts	—	1,394
Current maturities of long-term debt	4,764	7,482
Related party current liabilities	2,840	4,340
Total current liabilities	2,496,487	2,313,792
Deferred revenue	157,609	151,901
Long-term debt	5,443,614	4,487,419
Related party long-term liabilities	10,795	13,635
Deferred tax liabilities	6,681	—
Other long-term liabilities	97,967	92,481
Total liabilities	8,213,153	7,059,228
Commitments and contingencies (Note 16)
Stockholders’ (deficit) equity:
Preferred stock, undesignated, par value $0.001 (liquidation preference of $0.001 per share); 50,000 shares authorized and 0 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Common stock, par value $0.001; 9,000,000 shares authorized; 5,153,451 and 5,653,529 shares issued; 5,147,647 and 5,646,119 outstanding at December 31, 2015 and December 31, 2014, respectively	5,153	5,653
Accumulated other comprehensive loss, net of tax	(502)	(402)
Additional paid-in capital	4,783,795	6,771,554
Treasury stock, at cost; 5,804 and 7,410 shares of common stock at December 31, 2015 and December 31, 2014, respectively	(23,727)	(26,034)
Accumulated deficit	(4,931,210)	(5,440,934)
Total stockholders’ (deficit) equity	(166,491)	1,309,837
Total liabilities and stockholders’ (deficit) equity	$8,046,662	$8,369,065

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Convertible Perpetual Preferred Stock, Series B-1		Common Stock				Treasury Stock
(in thousands)	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at January 1, 2013	6,250	$6	5,262,440	$5,263	$120	$10,345,566	—	$—	$(6,311,390)	$4,039,565
Comprehensive income, net of tax	—	—	—	—	(428)	—	—	—	377,215	376,787
Share-based payment expense	—	—	—	—	—	68,876	—	—	—	68,876
Exercise of options and vesting of restricted stock units	—	—	32,841	32	—	19,396	—	—	—	19,428
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	—	—	(46,342)	—	—	—	(46,342)
Conversion of preferred stock to common stock	(6,250)	(6)	1,293,509	1,293	—	(1,287)	—	—	—	—
Conversion of Exchangeable Notes to common stock	—	—	27,688	28	—	45,069	—	—	—	45,097
Common stock repurchased	—	—	—	—	—	—	520,258	(1,764,969)	—	(1,764,969)
Common stock retired	—	—	(520,258)	(520)	—	(1,764,449)	(520,258)	1,764,969	—	—
Initial fair value of forward contract	—	—	—	—	—	7,300	—	—	—	7,300
Balance at December 31, 2013	—	$—	6,096,220	$6,096	$(308)	$8,674,129	—	$—	$(5,934,175)	$2,745,742
Comprehensive income, net of tax	—	—	—	—	(94)	—	—	—	493,241	493,147
Share-based payment expense	—	—	—	—	—	78,212	—	—	—	78,212
Exercise of options and vesting of restricted stock units	—	—	15,960	16	—	315	—	—	—	331
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	—	—	(37,320)	—	—	—	(37,320)
Conversion of Exchangeable Notes to common stock	—	—	272,856	273	—	502,097	—	—	—	502,370
Issuance of common stock upon exercise of warrants	—	—	99	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	—	739,016	(2,472,645)	—	(2,472,645)
Common stock retired	—	—	(731,606)	(732)	—	(2,445,879)	(731,606)	2,446,611	—	—
Balance at December 31, 2014	—	$—	5,653,529	$5,653	$(402)	$6,771,554	7,410	$(26,034)	$(5,440,934)	$1,309,837
Comprehensive income, net of tax	—	—	—	—	(100)	—	—	—	509,724	509,624
Share-based payment expense	—	—	—	—	—	84,310	—	—	—	84,310
Exercise of options and vesting of restricted stock units	—	—	19,740	20	—	240	—	—	—	260
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	—	—	(54,575)	—	—	—	(54,575)
Issuance of common stock upon exercise of warrants	—	—	6,010	6	—	(6)	—	—	—	—
Common stock repurchased	—	—	—	—	—	—	524,222	(2,015,947)	—	(2,015,947)
Common stock retired	—	—	(525,828)	(526)	—	(2,017,728)	(525,828)	2,018,254	—	—
Balance at December 31, 2015	—	$—	5,153,451	$5,153	$(502)	$4,783,795	5,804	$(23,727)	$(4,931,210)	$(166,491)

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$509,724	$493,241	$377,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272,214	266,423	253,314
Non-cash interest expense, net of amortization of premium	7,872	21,039	21,698
Provision for doubtful accounts	47,237	44,961	39,016
Amortization of deferred income related to equity method investment	(2,776)	(2,776)	(2,776)
Loss on extinguishment of debt and credit facilities, net	—	—	190,577
Gain on unconsolidated entity investments, net	—	(5,547)	(5,865)
Dividend received from unconsolidated entity investment	14,788	17,019	22,065
Loss on disposal of assets	7,384	—	—
Loss on change in value of derivatives	—	34,485	20,393
Share-based payment expense	84,310	78,212	68,876
Deferred income taxes	365,499	327,461	259,787
Other non-cash purchase price adjustments	(1,394)	(3,781)	(207,854)
Changes in operating assets and liabilities:
Receivables	(61,440)	(72,628)	(15,245)
Inventory	(2,898)	(5,534)	11,474
Related party, net	(14,953)	(4,303)	40
Prepaid expenses and other current assets	(67,204)	(1,195)	16,788
Other long-term assets	(130,741)	3,393	3,324
Accounts payable and accrued expenses	52,696	(17,191)	(44,009)
Accrued interest	11,215	38,355	8,131
Deferred revenue	145,242	48,645	73,593
Other long-term liabilities	7,276	(7,035)	12,290
Net cash provided by operating activities	1,244,051	1,253,244	1,102,832
Cash flows from investing activities:
Additions to property and equipment	(134,892)	(121,646)	(173,617)
Purchases of restricted and other investments	(3,966)	—	(1,719)
Acquisition of business, net of cash acquired	—	1,144	(525,352)
Return of capital from investment in unconsolidated entity	—	24,178	—
Net cash used in investing activities	(138,858)	(96,324)	(700,688)
Cash flows from financing activities:
Proceeds from exercise of stock options	260	331	21,968
Taxes paid in lieu of shares issued for stock-based compensation	(54,539)	(37,318)	(46,342)
Proceeds from long-term borrowings and revolving credit facility, net of costs	1,728,571	2,406,205	3,156,063
Payment of premiums on redemption of debt	—	—	(175,453)
Repayment of long-term borrowings and revolving credit facility	(797,117)	(1,016,420)	(1,782,160)
Repayment of related party long-term borrowings	—	—	(200,000)
Common stock repurchased and retired	(2,018,254)	(2,496,799)	(1,762,360)
Net cash used in financing activities	(1,141,079)	(1,144,001)	(788,284)
Net (decrease) increase in cash and cash equivalents	(35,886)	12,919	(386,140)
Cash and cash equivalents at beginning of period	147,724	134,805	520,945
Cash and cash equivalents at end of period	$111,838	$147,724	$134,805

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$269,925	$199,424	$169,781
Income taxes paid	$12,384	$8,713	$2,783
Acquisition related costs	$—	$—	$2,902
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$7,487	$719	$11,966
Conversion of Series B preferred stock to common stock	$—	$—	$1,293
Treasury stock not yet settled	$23,727	$26,034	$—
Conversion of 7% Exchangeable Notes to common stock, net of debt issuance and deferred financing costs	$—	$502,097	$45,097
Performance incentive payments	$—	$—	$16,900
Goodwill reduced for the exercise and vesting of certain stock awards	$—	$—	$274
Purchase price accounting adjustments to goodwill	$—	$1,698	$—

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in thousands, except per share amounts)

(1)	Business & Basis of Presentation

Business

We transmit music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over our Internet radio service, including through applications for mobile devices.  We are also a leader in providing connected vehicle services.  Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.

We have agreements with every major automaker (“OEMs”) to offer satellite radios in their vehicles. We also acquire subscribers through marketing to owners and lessees of previously owned vehicles that include factory-installed satellite radios that are not currently subscribing to our services. Additionally, we distribute our satellite radios through retailers online and at locations nationwide and through our website.  Satellite radio services are also offered to customers of certain rental car companies.

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

The accompanying consolidated financial statements of Holdings and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  All significant intercompany transactions have been eliminated in consolidation.  Certain numbers in our prior period consolidated financial statements have been reclassified or consolidated to conform to our current period presentation.

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

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2015 and have determined that no events have occurred that would require adjustment to our consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our consolidated financial statements refer to Note 18.

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

(Dollars and shares in thousands, except per share amounts)

(2)	Acquisitions

On November 4, 2013, we purchased all of the outstanding shares of capital stock of the connected vehicle business of Agero, Inc. ("Agero") for $525,352.  The transaction was accounted for using the acquisition method of accounting.  During the year ended December 31, 2014, the purchase price allocation associated with the connected vehicle business of Agero was finalized resulting in a net decrease in the purchase price of $1,144.

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

Revenue from subscribers consists primarily of subscription fees, and to a lesser extent, revenue from rental car companies and non-refundable activation and other fees. Revenue is recognized as it is realized or realizable and earned.  We recognize subscription fees as our services are provided.  At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a three and twelve month prepaid subscription.  Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon retail sale and activation.

We recognize revenue from the sale of advertising as the advertising is transmitted. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue.  We pay certain third parties a percentage of advertising revenue.  Advertising revenue is recorded gross of such revenue share payments as we are the primary obligor in the transaction.  Advertising revenue share payments are recorded to Revenue share and royalties during the period in which the advertising is transmitted.

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

Accounting Standards Codification 605, Revenue Recognition, provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets, such as in our

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

bundled subscription plans.  Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria.  Consideration must be allocated at the inception of the arrangement to all deliverables based on their relative selling price, which has been determined using vendor specific objective evidence of the selling price to self-pay customers.

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

Programming Costs

Programming costs which are for a specified number of events are amortized on an event-by-event basis; programming costs which are for a specified season or include programming through a dedicated channel are amortized over the season or period on a straight-line basis. We allocate a portion of certain programming costs which are related to sponsorship and marketing activities to Sales and marketing expense on a straight-line basis over the term of the agreement.

Advertising Costs

Media is expensed when aired and advertising production costs are expensed as incurred.  Advertising production costs include expenses related to marketing and retention activities, including expenses related to direct mail, outbound telemarketing and email communications.  We also incur advertising production costs related to cooperative marketing and promotional events and sponsorships.  During the years ended December 31, 2015, 2014 and 2013, we recorded advertising costs of $228,676, $222,962 and $178,364, respectively.  These costs are reflected in Sales and marketing expense in our consolidated statements of comprehensive income.

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

Research & Development Costs

Research and development costs are expensed as incurred and primarily include the cost of new product development, chipset design, software development and engineering.  During the years ended December 31, 2015, 2014 and 2013, we recorded research and development costs of $54,933, $54,109 and $50,564, respectively.  These costs are reported as a component of Engineering, design and development expense in our consolidated statements of comprehensive income.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes – Balance Sheet Reclassification of Deferred Taxes (Topic 740).  This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We early adopted this ASU in the fourth quarter of 2015 on a prospective basis and included the current portion of deferred tax assets within the non-current portion of deferred tax assets within our consolidated balance sheets.  We did not adjust our prior period consolidated balance sheet as a result of the adoption of this ASU.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), and, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts.  The presentation and subsequent measurement of debt issuance costs associated with lines of credit, may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement.  The recognition and measurement guidance for debt issuance costs are not affected by these ASUs.  These ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years.  Early adoption is permitted for financial statements that have not been previously issued, and retrospective application is required for each balance sheet presented.  We early adopted these ASUs in the fourth quarter of 2015, and debt issuance costs previously recorded as an asset, other than those related to our Credit Facility, in the amount of $7,155 and $6,444 for the years ended December 31, 2015 and 2014, respectively, have been reclassified as a reduction to our debt liability within our consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In August 2015, the FASB issued ASU 2015-14 which amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016.  Accordingly, we plan to adopt this ASU on January 1, 2018.  Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.  We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

(4)	Fair Value Measurements

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants.  As of December 31, 2015 and 2014, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

Our assets and liabilities measured at fair value were as follows:

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Sirius XM Canada Holdings Inc. (“Sirius XM Canada”) - investment (a)	$141,850	—	—	$141,850	$246,500	—	—	$246,500
Liabilities:
Debt (b)	—	$5,649,173	—	$5,649,173	—	$4,613,044	—	$4,613,044

(a)	This amount approximates fair value. The carrying value of our investment in Sirius XM Canada was $0 and $2,654 as of December 31, 2015 and 2014, respectively.
(b)

The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm.  Refer to Note 13 for information related to the carrying value of our debt as of December 31, 2015 and 2014.

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

In 2013, we utilized the two-class method in calculating basic net income per common share, as our Series B Preferred Stock was considered to be participating securities through January 18, 2013.  On January 18, 2013, Liberty Media converted its remaining 6,250 outstanding shares of our Series B Preferred Stock into 1,293,509 shares of common stock.  We had no participating securities during the years ended December 31, 2015 and 2014.

Common stock equivalents of 151,112 for the year ended December 31, 2015, and 132,162 and 365,177 for the years ended December 31, 2014 and 2013, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Years Ended December 31,
	2015	2014	2013
Numerator:
Net income	$509,724	$493,241	$377,215
Allocation of undistributed income to Series B Preferred Stock	—	—	(3,825)
Net income available to common stockholders for basic net income per common share	$509,724	$493,241	$373,390
Add back:
Allocation of undistributed income to Series B Preferred Stock	—	—	3,825
Net income available to common stockholders for diluted net income per common share	$509,724	$493,241	$377,215
Denominator:
Weighted average common shares outstanding for basic net income per common share (a)	5,375,707	5,788,944	6,227,646
Weighted average impact of assumed Series B Preferred Stock conversion	—	—	63,789
Weighted average impact of dilutive equity instruments	59,459	73,076	93,356
Weighted average shares for diluted net income per common share	5,435,166	5,862,020	6,384,791
Net income per common share:
Basic	$0.09	$0.09	$0.06
Diluted	$0.09	$0.08	$0.06
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

(Dollars and shares in thousands, except per share amounts)

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

Receivables, net consists of the following:

	December 31, 2015	December 31, 2014
Gross customer accounts receivable	$98,740	$101,634
Allowance for doubtful accounts	(6,118)	(7,815)
Customer accounts receivable, net	$92,622	$93,819
Receivables from distributors	120,012	105,731
Other receivables	22,148	21,029
Total receivables, net	$234,782	$220,579

(7)	Inventory, net

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

Inventory, net consists of the following:

	December 31, 2015	December 31, 2014
Raw materials	$11,085	$12,150
Finished goods	21,159	17,971
Allowance for obsolescence	(9,949)	(10,724)
Total inventory, net	$22,295	$19,397

(8)	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations.  Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.  Step one of the impairment assessment compares the fair value to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired.  If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill.  If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value.  At the date of our annual assessment for 2015 and 2014, the fair value of our single reporting unit substantially exceeded its carrying value and therefore was not at risk of failing step one of ASC 350-20, Goodwill. ASC 350-35 states that if the carrying amount of the reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

impairment loss, if any, when it is more likely than not that a goodwill impairment exists based on adverse qualitative factors.  Subsequent to our annual assessment performed in the fourth quarter of 2015, we were not aware of any adverse qualitative factors that would indicate any impairment to our goodwill as of December 31, 2015.

No impairment losses were recorded for goodwill during the years ended December 31, 2015, 2014 and 2013.  As of December 31, 2015, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the "Merger") between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. ("XM"), was $4,766,190, which was recognized during the year ended December 31, 2008.

(9)	Intangible Assets

Our intangible assets include the following:

		December 31, 2015			December 31, 2014
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(336,822)	43,178	380,000	(305,755)	74,245
OEM relationships	15 years	220,000	(31,778)	188,222	220,000	(17,111)	202,889
Licensing agreements	12 years	45,289	(26,977)	18,312	45,289	(23,290)	21,999
Proprietary software	8 years	27,215	(17,752)	9,463	27,215	(15,691)	11,524
Developed technology	10 years	2,000	(1,483)	517	2,000	(1,283)	717
Leasehold interests	7.4 years	132	(132)	—	132	(114)	18
Total intangible assets		$3,008,290	$(414,944)	$2,593,346	$3,008,290	$(363,244)	$2,645,046

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

We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our satellite licenses expires:

FCC satellite licenses	Expiration year
SIRIUS FM-1	2017
SIRIUS FM-2	2017
SIRIUS FM-3	2017
SIRIUS FM-5	2017
SIRIUS FM-6	2022
XM-3	2021
XM-4	2022
XM-5	2018

Our XM-1 satellite is operating under Special Temporary Authority from the FCC and is in the process of being de-orbited.  Prior to expiration of our FCC licenses, we are required to apply for a renewal of our FCC licenses.  The renewal and extension of our licenses, including temporary licenses, is reasonably certain at minimal cost, which is expensed as incurred.  Each of the FCC licenses authorizes us to use the radio spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

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

(Dollars and shares in thousands, except per share amounts)

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

We completed qualitative assessments of our FCC licenses and XM trademark during the fourth quarter of 2015, 2014 and 2013.  As of the date of our annual assessment for 2015, 2014 and 2013, our qualitative impairment assessment of the fair value of our indefinite intangible assets indicated that such assets substantially exceeded their carrying value and therefore was not at risk of impairment. No impairments were recorded for intangible assets with indefinite lives during the years ended December 31, 2015, 2014, and 2013.

Definite Life Intangible Assets

Definite-lived intangible assets are amortized over their respective estimated useful lives to their estimated residual values, in a pattern that reflects when the economic benefits will be consumed, and are reviewed for impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement.  We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.  No impairment was recorded to our intangible assets with definite lives in 2015, 2014 or 2013.

Amortization expense for all definite life intangible assets was $51,700, $55,016 and $50,011 for the years ended December 31, 2015, 2014 and 2013, respectively.  Expected amortization expense for each of the fiscal years 2016 through 2020 and for periods thereafter is as follows:

Years ending December 31,	Amount
2016	$48,545
2017	34,882
2018	19,463
2019	19,026
2020	18,446
Thereafter	119,330
Total definite life intangible assets, net	$259,692

(10)	Property and Equipment

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

We review long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.  We did not record any impairments during the years ended December 31, 2015, 2014 or 2013.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

Property and equipment, net, consists of the following:

	December 31, 2015	December 31, 2014
Satellite system	$2,388,000	$2,397,611
Terrestrial repeater network	117,127	108,341
Leasehold improvements	49,407	48,677
Broadcast studio equipment	70,888	61,306
Capitalized software and hardware	466,464	340,738
Satellite telemetry, tracking and control facilities	75,440	71,268
Furniture, fixtures, equipment and other	81,871	78,237
Land	38,411	38,411
Building	60,487	59,373
Construction in progress	101,324	155,716
Total property and equipment	3,449,419	3,359,678
Accumulated depreciation and amortization	(2,034,018)	(1,849,566)
Property and equipment, net	$1,415,401	$1,510,112

Construction in progress consists of the following:

	December 31, 2015	December 31, 2014
Satellite system	$12,912	$12,912
Terrestrial repeater network	25,578	48,406
Capitalized software	37,064	77,755
Other	25,770	16,643
Construction in progress	$101,324	$155,716

Depreciation expense on property and equipment was $220,514, $211,407, $203,303 for the years ended December 31, 2015, 2014 and 2013, respectively.  We retired property and equipment of $43,833, $19,398 and $16,039 during the years ended December 31, 2015, 2014 and 2013, respectively, which included the retirement of our XM-1 and XM-2 satellites in 2015 and 2014, respectively.  We recognized a loss on disposal of assets of $7,384 during the year ended December 31, 2015, which related to the disposal of certain obsolete terrestrial repeaters and related parts.  We did not recognize any loss on disposal of assets during the years ended December 31, 2014 and 2013.

Satellites

We currently own a fleet of eight operating satellites.  We are in the process of de-orbiting XM-1, a satellite that is no longer in use and has also reached the end of its operational life. The chart below provides certain information on our operating satellites:

Satellite Description	Year Delivered	Estimated End of Depreciable Life
FM-1*	2000	2013
FM-2*	2000	2013
FM-3*	2000	2015
FM-5	2009	2024
FM-6	2013	2028
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025

* Satellite was fully depreciated and was still in operation as of December 31, 2015.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

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

On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500,000 of our common stock from Liberty Media.  Pursuant to that agreement, we repurchased $160,000 of our common stock from Liberty Media in 2013 and in April 2014, we completed the final purchase installment under this share repurchase agreement and repurchased the remaining $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share.  As there were certain terms in the forward purchase contract that could have caused the obligation to not be fulfilled, the instrument was recorded as a liability and was marked to fair value with $34,485 and $20,393 recorded to Loss on change in value of derivatives within our consolidated statements of comprehensive income during the years ended December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014 and 2013, we recognized $1,025 and $13,514 in Interest expense, respectively, associated with the portion of the Exchangeable Notes, the 7.625% Senior Notes due 2018 and the 8.75% Senior Notes due 2015 held by Liberty Media through November 2014, October 2013 and August 2013, respectively.

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

The difference between our investment and our share of the fair value of the underlying net assets of Sirius XM Canada is first allocated to either finite-lived intangibles or indefinite-lived intangibles and the balance is attributed to goodwill.  We follow ASC 350, Intangibles - Goodwill and Other, which requires that equity method finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized.  The amortization of equity method finite-lived intangible assets is recorded in Interest and investment income in our consolidated statements of comprehensive income.  We periodically evaluate our equity method investments to determine if there has been an other-than-temporary decline in fair value below carrying value.  Equity method finite-lived intangibles, indefinite-lived intangibles and goodwill are included in the carrying amount of the investment.

We had the following related party balances associated with Sirius XM Canada:

	December 31, 2015	December 31, 2014
Related party current assets	$5,941	$4,344
Related party long-term assets	$—	$3,000
Related party current liabilities	$2,840	$4,340
Related party long-term liabilities	$10,795	$13,635

Our related party current asset balances primarily consist of activation fees and programming and chipset costs for which we are reimbursed.  Our related party long-term asset balance in 2014 primarily included our investment balance in Sirius XM Canada.  Our related party liabilities as of December 31, 2015 and 2014 included $2,776 for the current portion of deferred revenue and $10,639 and $13,415, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

We recorded the following revenue and other income associated with Sirius XM Canada in our consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2015	2014	2013
Revenue (a)	$56,397	$49,691	$48,935
Other income
Share of net earnings (b)	$—	$7,889	$5,865
Dividends (c)	$12,645	$7,628	$—

(a)

Under our agreements with Sirius XM Canada, we currently receive a percentage-based royalty of 10% and 15% for certain types of subscription revenue earned by Sirius XM Canada for Sirius and XM platforms, respectively; and additional royalties for premium services and royalties for activation fees and reimbursements for other charges.  We record revenue from Sirius XM Canada as Other revenue in our consolidated statements of comprehensive income.  The license and services agreement entered into with Sirius Canada will expire in 2017.  The license agreement entered into with XM Canada will expire in 2020.

(b)

We recognize our proportionate share of earnings or losses of Sirius XM Canada as they occur as a component of Other income in our consolidated statements of comprehensive income on a one month lag.  This amount included amortization related to the equity method intangible assets of $363 and $1,454 for the years ended December 31, 2014 and 2013, respectively, and for 2014, this also included a gain of $1,251 related to the fair value received in excess of the carrying value associated with the redemption of our investment in Sirius XM Canada’s 8% convertible unsecured subordinated debentures in February 2014.  As of December 31, 2015, we had $840 in losses related to our investment in Sirius XM Canada that we had not recorded in our consolidated financial statements since our investment balance is zero.  Future equity income will be offset by these losses prior to recording equity income in our results.

(c)

Sirius XM Canada paid gross dividends to us of $15,645, $43,492 and $16,796 during the years ended December 31, 2015, 2014 and 2013, respectively.  These dividends were first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance existed and then as Other income for the remaining portion.

(12)	Investments

Long Term Restricted Investments

Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of certain of our office space.  As of December 31, 2015 and 2014, our Long-term restricted investments were $9,888 and $5,922, respectively.  During the year ended December 31, 2015, we increased our letters of credit by $3,966 associated with leased office space.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

(13)	Debt

Our debt as of December 31, 2015 and 2014 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at December 31, 2015	December 31, 2015	December 31, 2014
Sirius XM (b)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November 15	$500,000	$496,282	$495,529
Sirius XM (b)	September 2013	5.875% Senior Notes (the "5.875% Notes")	October 1, 2020	semi-annually on April 1 and October 1	650,000	644,720	643,790
Sirius XM (b)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	600,000	595,720	595,091
Sirius XM (b)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May 15 and November 15	500,000	495,602	495,116
Sirius XM (b)	May 2014	6.00% Senior Notes (the "6.00% Notes")	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,485,196	1,483,918
Sirius XM (b)(c)	March 2015	5.375% Senior Notes (the "5.375% Notes")	April 15, 2025	semi-annually on April 15 and October 15	1,000,000	989,446	—
Sirius XM (b)(d)	August 2012	5.25% Senior Secured Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	400,000	395,675	395,147
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 16, 2020	variable fee paid quarterly	1,750,000	340,000	380,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	12,892	12,754
Total Debt						5,455,533	4,501,345
Less: total current maturities						4,764	7,482
Less: total deferred financing costs for Notes						7,155	6,444
Total long-term debt						$5,443,614	$4,487,419
(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.
(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.
(c)	In March 2015, Sirius XM issued $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2025, with an original issuance discount of $11,250.
(d)	The liens securing the 5.25% Notes are equal and ratable to the liens granted to secure the Credit Facility.
(e)

In December 2012, Sirius XM entered into a five-year Credit Facility with a syndicate of financial institutions for $1,250,000.  In June 2015, Sirius XM entered into an amendment to increase the total borrowing capacity under the Credit Facility to $1,750,000 and to extend the maturity to June 2020.  Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.30% per annum as of December 31, 2015.  As of December 31, 2015, $1,410,000 was available for future borrowing under the Credit Facility.  Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our consolidated balance sheets due to the long-term maturity of this debt.

Retired and Converted Debt

During the year ended December 31, 2014, $502,370 in principal amount of the Exchangeable Notes were converted, resulting in the issuance of 272,856 shares of our common stock.  No loss was recognized as a result of this conversion.

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

(Dollars and shares in thousands, except per share amounts)

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

At December 31, 2015 and 2014, we were in compliance with our debt covenants.

(14)	Stockholders’ Equity

Common Stock, par value $0.001 per share

We are authorized to issue up to 9,000,000 shares of common stock. There were 5,153,451 and 5,653,529 shares of common stock issued and 5,147,647 and 5,646,119 shares outstanding on December 31, 2015 and 2014, respectively.

As of December 31, 2015, 354,569 shares of common stock were reserved for issuance in connection with incentive stock based awards and common stock to be granted to members of our board of directors, employees and third parties.

Stock Repurchase Program

Since December 2012, our board of directors approved for repurchase an aggregate of $8,000,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of December 31, 2015, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1,783,496 shares for $6,301,140, and $1,698,860 remained available under our stock repurchase program.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

The following table summarizes our share repurchase activity for the years ended:

	December 31, 2015		December 31, 2014		December 31, 2013
Share Repurchase Type	Shares	Amount	Shares	Amount	Shares	Amount
Open Market and Privately Negotiated Repurchases (a)	524,222	$2,015,947	422,965	$1,426,428	476,546	$1,602,360
Liberty Media (b)	—	—	92,889	340,000	43,712	160,000
May 2014 ASR Agreement (c)	—	—	151,846	506,404	—	—
August 2014 ASR Agreement (d)	—	—	71,316	250,000	—	—
Total Repurchases	524,222	$2,015,947	739,016	$2,522,832	520,258	$1,762,360

(a)

As of December 31, 2015, $23,727 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our consolidated balance sheets and consolidated statements of stockholders’ (deficit) equity.

(b)

On October 9, 2013, we entered into an agreement to repurchase $500,000 of our common stock from Liberty Media.  Pursuant to this agreement, we repurchased 43,712 shares of our common stock for $160,000 from Liberty Media in 2013.  In April 2014, we completed the final purchase installment and repurchased 92,889 shares of our common stock for $340,000 from Liberty Media at a price of $3.66 per share.  As there were certain terms in the forward purchase contract with Liberty Media that could have caused the obligation not to be fulfilled, the instrument was classified as a liability and was marked to fair value with any gain or loss recorded to our consolidated statements of comprehensive income.  We recognized $34,485 and $20,393 to Loss on change in value of derivatives in our consolidated statements of comprehensive income during the years ended December 31, 2014 and 2013, respectively.

(c)

In May 2014, we entered into an accelerated share repurchase agreement (the “May 2014 ASR Agreement”) under which we prepaid $600,000 to a third-party financial institution to repurchase our common stock.  Under the May 2014 ASR Agreement, we received 151,846 shares of our common stock which were retired upon receipt and the counterparty returned to us $93,596 for the unused portion of the original prepayment.

(d)

In August 2014, we entered into an accelerated share repurchase agreement (the “August 2014 ASR Agreement”) under which we prepaid $250,000 to a third-party financial institution to repurchase our common stock. Under the August 2014 ASR Agreement, we received an aggregate of 71,316 shares of our common stock that were retired upon receipt.

Share Lending Arrangements

To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. and UBS AG London Branch in July 2008.  All loaned shares were returned to us as of October 2011, and the share lending agreements were terminated.

We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs for our Exchangeable Notes of $12,701 and $12,745 for the years ended December 31, 2014 and 2013, respectively.  These costs were fully amortized as of December 31, 2014 as the Exchangeable Notes matured on December 1, 2014.

Preferred Stock, par value $0.001 per share

We are authorized to issue up to 50,000 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  In January 2013, Liberty Media converted its remaining shares of the Series B Preferred Stock into 1,293,509 shares of our common stock.  There were no shares of preferred stock issued or outstanding as of December 31, 2015 and 2014.

Warrants

As of December 31, 2015, there were no warrants outstanding.  We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements.  As of December 31, 2014, 16,667 warrants were outstanding and fully vested.  During the year ended December 31, 2015, these warrants with an exercise price of $2.50 per share were exercised on a net settlement basis, resulting in the issuance of 6,010 shares of our common stock.  Except for an insignificant amount of warrant expense associated with the extension of the warrants during the three months ended March 31, 2015, we did not incur warrant related expenses during the years ended December 31, 2015, 2014 and 2013.  Warrants were included in our calculation of diluted net income per common share as the effect was dilutive for the years ended December 31, 2014 and 2013.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

(15)	Benefit Plans

We recognized share-based payment expense of $84,310, $78,212 and $68,876 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Fair value as determined using the Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates.  For the years ended December 31, 2015, 2014 and 2013, we estimated the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock.  The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding.  These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods.  Where historical patterns do not exist, contractual terms are used.  The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

Stock-based awards granted to employees, non-employees and members of our board of directors include warrants, stock options, stock awards and restricted stock units.

2015 Long-Term Stock Incentive Plan

In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deem appropriate.  Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards.  Stock-based awards granted under the 2015 Plan are generally subject to a vesting requirement.  Stock options generally expire ten years from the date of grant.  Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of December 31, 2015, 246,778 shares of common stock were available for future grants under the 2015 Plan.

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

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.4%	1.6%	1.4%
Expected life of options — years	4.17	4.72	4.73
Expected stock price volatility	26%	33%	47%
Expected dividend yield	0%	0%	0%

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to third parties, other than non-employee members of our board of directors:

For the Year Ended December 31,
2015
Risk-free interest rate	2.0%
Expected life of options — years	7.00
Expected stock price volatility	37%
Expected dividend yield	0%

There were no options granted to third parties during the years ended December 31, 2014 and 2013.  We do not intend to pay regular dividends on our common stock.  Accordingly, the dividend yield used in the Black-Scholes-Merton option value was zero for all periods.

The following table summarizes stock option activity under our share-based plans for the years ended December 31, 2015, 2014 and 2013:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of January 1, 2013	274,512	$1.92
Granted	57,228	$3.59
Exercised	(61,056)	$1.31
Forfeited, cancelled or expired	(6,445)	$2.02
Outstanding as of December 31, 2013	264,239	$2.42
Granted	61,852	$3.39
Exercised	(46,943)	$1.63
Forfeited, cancelled or expired	(11,294)	$4.08
Outstanding as of December 31, 2014	267,854	$2.72
Granted	145,366	$3.95
Exercised	(57,667)	$1.88
Forfeited, cancelled or expired	(17,072)	$4.60
Outstanding as of December 31, 2015	338,481	$3.29	7.49	$267,813
Exercisable as of December 31, 2015	121,751	$2.51	5.50	$194,362

The weighted average grant date fair value per share of options granted during the years ended December 31, 2015, 2014 and 2013 was $1.11, $1.05 and $1.48, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $117,944, $89,428 and $142,491, respectively.  During the years ended December 31, 2015, 2014 and 2013, the number of net settled shares which were issued as a result of stock option exercises was 17,652, 15,228 and 32,650, respectively.

We recognized share-based payment expense associated with stock options of $70,084, $69,754 and $66,231 for the years ended December 31, 2015, 2014 and 2013, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

The following table summarizes the restricted stock unit and stock award activity under our share-based plans for the years ended December 31, 2015, 2014 and 2013:

	Shares	Grant Date Fair Value Per Share
Nonvested at the beginning of January 1, 2013	429	$3.25
Granted	6,873	$3.59
Vested	(192)	$3.27
Forfeited	(126)	$3.61
Nonvested as of December 31, 2013	6,984	$3.58
Granted	6,108	$3.38
Vested	(1,138)	$3.62
Forfeited	(379)	$3.52
Nonvested as of December 31, 2014	11,575	$3.47
Granted	8,961	$3.92
Vested	(3,464)	$3.44
Forfeited	(984)	$3.52
Nonvested as of December 31, 2015	16,088	$3.73

The weighted average grant date fair value per share of restricted stock units and stock awards granted during the years ended December 31, 2015, 2014  and 2013 was $3.92, $3.38 and $3.59, respectively.  The total intrinsic value of restricted stock units and stock awards vesting during the years ended December 31, 2015, 2014 and 2013 was $13,720, $4,044 and $605, respectively.  During the years ended December 31, 2015, 2014 and 2013, the number of net settled shares which were issued as a result of restricted stock units and stock awards vesting were 2,088, 732 and 191, respectively.

We recognized share-based payment expense associated with restricted stock units and stock awards of $14,226, $8,458 and $2,645 during the years ended December 31, 2015, 2014 and 2013, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units granted to employees, members of our board of directors and third parties at December 31, 2015 and 2014, net of estimated forfeitures, were $261,628 and $162,985, respectively.  The total unrecognized compensation costs at December 31, 2015 are expected to be recognized over a weighted-average period of 3 years.

401(k) Savings Plan

Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan based on certain conditions.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Beginning in January 2014, our cash employer matching contributions were no longer used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We recognized $8,144, $5,385 and $4,181 in expense during years ended December 31, 2015, 2014 and 2013, respectively, to the Sirius XM Plan in fulfillment of our matching obligation.

Sirius XM Holdings Inc. Deferred Compensation Plan

In June 2015, we adopted the Sirius XM Holdings Inc. Deferred Compensation Plan (the “DCP”), effective July 1, 2015.  The DCP allows members of our board of directors and certain eligible employees to defer all or a portion of their base salary, cash incentive compensation and/or board of directors’ compensation, as applicable, each plan year starting in 2016.  Pursuant to the terms of the DCP, we may elect to make additional contributions beyond amounts deferred by participants, but we are under no obligation to do so.  We have established a grantor (or “rabbi”) trust to facilitate the payment of our obligations under the DCP.  As of December 31, 2015, there were no balances or amounts associated with the DCP that were recorded in our consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

(16)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
Debt obligations	$4,764	$3,840	$2,810	$1,478	$1,490,000	$4,000,000	$5,502,892
Cash interest payments	294,797	294,651	294,543	294,467	278,147	736,188	2,192,793
Satellite and transmission	10,814	3,166	4,171	4,161	3,858	8,972	35,142
Programming and content	246,899	225,519	204,569	187,644	163,332	298,650	1,326,613
Marketing and distribution	19,969	13,282	12,379	10,108	4,646	4,600	64,984
Satellite incentive payments	11,780	13,296	14,302	10,652	7,918	35,609	93,557
Operating lease obligations	44,749	42,978	41,619	37,165	34,594	179,147	380,252
Other	68,665	14,429	4,686	559	360	40	88,739
Total (1)	$702,437	$611,161	$579,079	$546,234	$1,982,855	$5,263,206	$9,684,972
(1)

The table does not include our reserve for uncertain tax positions, which at December 31, 2015 totaled $3,525, as the specific timing of any cash payments cannot be projected with reasonable certainty.

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

Operating lease obligations.    We have entered into both cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods.  Total rent recognized in connection with leases for the years ended December 31, 2015, 2014 and 2013 was $47,679, $45,107 and $39,228, respectively.

Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

additional programming, distribution, marketing and other agreements that contain similar variable cost provisions.  The cost of our stock acquired from a third-party financial institution but not paid for as of December 31, 2015 is also included in this category.

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

Telephone Consumer Protection Act Suits.  We are a defendant in several purported class action suits that allege that we, or call center vendors acting on our behalf, made calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  The plaintiffs in these actions allege, among other things, that we called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked his or her prior consent.  In one of the actions, the plaintiff also alleges that we violated the TCPA’s call time restrictions and in one of the other actions the plaintiff also alleges that we violated the TCPA’s do not call restrictions.  Our vendors make millions of calls each month to consumers, including our subscribers, as part of our customer service and marketing efforts.  The plaintiffs in these suits are seeking various forms of relief, including statutory damages of five hundred dollars for each violation of the TCPA or, in the alternative, treble damages of up to fifteen hundred dollars for each knowing and willful violation of the TCPA, as well as payment of interest, attorneys’ fees and costs, and certain injunctive relief prohibiting any violations of the TCPA in the future.

These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio, Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio, Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.), and Anthony Parker v. Sirius XM Radio, Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla).  These actions were commenced in February 2012, January 2013, April 2015 and July 2015, respectively.  Information concerning each of these actions is publicly available in court filings under their docket numbers.

We have notified certain of our call center vendors of these actions and requested that they defend and indemnify us against these claims pursuant to the provisions of their existing or former agreements with us. We believe we have valid contractual claims against call center vendors in connection with these claims and intend to preserve and pursue our rights to recover from these entities; however, no assurance can be made as to our ability to fully recover all claims we may have against these entities.

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

(Dollars and shares in thousands, except per share amounts)

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA.  Information concerning each of these actions is publicly available in filings under their docket numbers.

In addition, since 2013, we have been named as a defendant in several suits, including putative class action suits, challenging our use and public performance via satellite radio and the Internet of sound recordings fixed prior to February 15, 1972 (“pre-1972 recordings”) under various state laws.  In June 2015, we settled the suit brought by Capitol Records LLC, Sony Music Entertainment, UMG Recordings, Inc., Warner Music Group Corp. and ABKCO Music & Records, Inc. relating to our use and public performance of pre-1972 recordings for $210,000 which amount was paid in July 2015. These settling record companies claim to own, control or otherwise have the right to settle with respect to approximately 85% of the pre-1972 recordings we have historically played.  We have also entered into certain direct licenses with other owners of pre-1972 recordings, which in many cases include releases of any claims associated with our use of pre-1972 recordings.  The portion of the June 2015 settlement covering the remaining future service periods is being amortized to Revenue share and royalties within our statements of comprehensive income through December 2017 and as of December 31, 2015, $39,808 was recorded to Prepaid expenses and other current assets and $43,442 was recorded to Other long-term assets within our consolidated balance sheets.

Several putative class actions suits challenging our use and public performance of other pre-1972 recordings under various state laws remain pending.  We believe we have substantial defenses to the claims asserted, we are defending these actions vigorously, and do not believe that the resolution of these remaining cases will have a material adverse effect on our business, financial condition or results of operations.

With respect to certain matters described above under the captions “Telephone Consumer Protection Act Suits” and “Pre-1972 Sound Recording Matters”, we have determined that the outcome of these matters is inherently unpredictable and subject to significant uncertainties, many of which are beyond our control.  No provision was made for losses to the extent such are not probable and estimable.  We believe we have substantial defenses to the claims asserted, and intend to defend these actions vigorously.

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

There is no current U.S. federal income tax provision, as all federal taxable income was offset by utilizing U.S. federal net operating loss carryforwards.  The current state income tax provision is primarily related to taxable income in certain States that have suspended or limited the ability to use net operating loss carryforwards or where net operating losses have been fully utilized.  The current foreign income tax provision is primarily related to foreign withholding taxes on dividend distributions between us and our Canadian affiliate.  For the year ended December 31, 2013, the current foreign income tax provision related to reimbursement of foreign withholding taxes.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM.  Income tax expense consisted of the following:

	For the Years Ended December 31,
	2015	2014	2013
Current taxes:
Federal	$—	$—	$—
State	(15,916)	(7,743)	(5,359)
Foreign	(825)	(2,341)	5,269
Total current taxes	(16,741)	(10,084)	(90)
Deferred taxes:
Federal	(318,933)	(302,350)	(211,044)
State	(46,566)	(25,111)	(48,743)
Total deferred taxes	(365,499)	(327,461)	(259,787)
Total income tax expense	$(382,240)	$(337,545)	$(259,877)

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

The following table indicates the significant elements contributing to the difference between the federal tax expense at the statutory rate and at our effective rate:

	For the Years Ended December 31,
	2015	2014	2013
Federal tax expense, at statutory rate	$(312,188)	$(290,775)	$(222,982)
State income tax expense, net of federal benefit	(26,018)	(32,067)	(19,031)
State rate changes	608	5,334	(8,666)
Non-deductible expenses	(1,106)	(13,914)	(9,545)
Change in valuation allowance	(44,100)	2,836	4,228
Other, net	564	(8,959)	(3,881)
Income tax expense	$(382,240)	$(337,545)	$(259,877)

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  In determining the period in which related tax benefits are realized for book purposes, excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted; and excess tax compensation benefits are recorded off balance-sheet as a memo entry until the period the excess tax benefit is realized through a reduction of taxes payable.  A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, shown before jurisdictional netting, are presented below:

	For the Years Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,447,159	$1,818,719
Deferred revenue	730,239	691,323
Accrued bonus	31,458	28,170
Expensed costs capitalized for tax	19,584	19,624
Investments	46,857	46,751
Stock based compensation	66,030	79,296
Other	37,226	38,365
Total deferred tax assets	2,378,553	2,722,248
Deferred tax liabilities:
Depreciation of property and equipment	(250,821)	(237,971)
FCC license	(779,145)	(789,857)
Other intangible assets	(190,442)	(213,086)
Total deferred tax liabilities	(1,220,408)	(1,240,914)
Net deferred tax assets before valuation allowance	1,158,145	1,481,334
Valuation allowance	(49,095)	(4,995)
Total net deferred tax asset	$1,109,050	$1,476,339

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences can be carried forward under tax law.  Management's evaluation of the realizability of deferred tax assets considers both positive and negative evidence, including historical financial performance, scheduled reversal of deferred tax assets and liabilities, projected taxable income and tax planning strategies in making this assessment.  The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  The net deferred tax assets are primarily related to net operating loss carryforwards of approximately $3,762,205. In addition to the gross book net operating loss carryforwards, we have $827,150 of excess share-based compensation deductions that will not be realized until we utilize these net operating losses, resulting in an approximate gross operating loss carryforward on our tax return of $4,589,355.

As of December 31, 2015 and 2014, we had a valuation allowance related to deferred tax assets of $49,095 and $4,995, respectively, which were not likely to be realized due to certain state net operating loss limitations.  During the year ended December

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

31, 2015, the tax law change in the District of Columbia will reduce our future taxes and use less of certain net operating losses in the future.  The District of Columbia tax law change resulted in a $44,392 increase in our valuation allowance.  These net operating loss carryforwards expire on various dates through 2035.

ASC 740 requires a company to first determine whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information.  A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.   If the tax position is not more likely than not to be sustained, the gross amount of the unrecognized tax position will not be recorded in the financial statements but will be shown in tabular format within the uncertain income tax positions. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs due to the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired.  A number of years may elapse before an uncertain tax position is effectively settled or until there is a lapse in the applicable statute of limitations.  We record interest and penalties related to uncertain tax positions in Income tax expense in our consolidated statements of comprehensive income.

As of December 31, 2015 and 2014, the gross liability for income taxes associated with uncertain state tax positions was $253,277 and $1,432, respectively.  If recognized, $183,974 of unrecognized tax benefits would affect our effective tax rate.  Uncertain tax positions are recognized in Other long-term liabilities which, as of December 31, 2015 and 2014, we had recorded $3,525 and $1,432, respectively.  No penalties have been accrued.

We have federal and certain state income tax audits pending.  We do not expect the ultimate outcome of these audits to have a material adverse effect on our financial position or results of operations.  We also do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2015 will significantly increase or decrease during the twelve month period ending December 31, 2016; however, various events could cause our current expectations to change in the future. Should our position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in our consolidated statements of comprehensive income as part of the income tax provision.  We recorded interest expense of $89 and $55 for the years ended December 31, 2015 and 2014, respectively, related to our unrecognized tax benefits.

Changes in our uncertain income tax positions, from January 1 through December 31 are presented below:

	2015	2014
Balance, beginning of year	$1,432	$1,432
Increases in tax positions for prior years	251,845	—
Balance, end of year	$253,277	$1,432

(18)	Subsequent Events

Stock Repurchase Program

For the period from January 1, 2016 to January 29, 2016, we repurchased 51,883 shares of our common stock on the open market for an aggregate purchase price of $194,127, including fees and commissions.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollars and shares in thousands, except per share amounts)

(19)	Quarterly Financial Data--Unaudited

Our quarterly results of operations are summarized below:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2015
Total revenue	$1,080,990	$1,123,210	$1,169,712	$1,196,146
Cost of services	$(406,370)	$(525,463)	$(440,808)	$(470,523)
Income from operations	$313,806	$219,429	$351,584	$293,869
Net income	$105,692	$102,849	$166,550	$134,633
Net income per common share--basic	$0.02	$0.02	$0.03	$0.03
Net income per common share--diluted	$0.02	$0.02	$0.03	$0.03
2014
Total revenue	$997,711	$1,035,345	$1,057,087	$1,090,952
Cost of services	$(390,534)	$(393,185)	$(403,519)	$(421,098)
Income from operations	$247,407	$284,578	$294,028	$293,657
Net income	$93,988	$119,961	$136,170	$143,122
Net income per common share--basic	$0.02	$0.02	$0.02	$0.03
Net income per common share--diluted (1)	$0.02	$0.02	$0.02	$0.03
(1)	The sum of quarterly net income per share applicable to common stockholders (diluted) does not necessarily agree to the net income per share for the year due to the timing of common stock issuances.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

Schedule II - Schedule of Valuation and Qualifying Accounts

(in thousands)
Description	Balance January 1,	Charged to Expenses (Benefit)	Write-offs/ Payments/ Other	Balance December 31,
2013
Allowance for doubtful accounts	$11,711	39,016	(41,649)	$9,078
Deferred tax assets—valuation allowance	$9,835	(4,228)	2,224	$7,831
Allowance for obsolescence	$16,159	(773)	(1,168)	$14,218
2014
Allowance for doubtful accounts	$9,078	44,961	(46,224)	$7,815
Deferred tax assets—valuation allowance	$7,831	(2,836)	—	$4,995
Allowance for obsolescence	$14,218	(335)	(3,159)	$10,724
2015
Allowance for doubtful accounts	$7,815	47,187	(48,884)	$6,118
Deferred tax assets—valuation allowance	$4,995	44,100	—	$49,095
Allowance for obsolescence	$10,724	(34)	(741)	$9,949

EXHIBIT INDEX

Exhibit	Description

2.1

Certificate of Ownership and Merger, dated as of January 12, 2011, merging XM Satellite Radio Inc. with and into Sirius XM Radio Inc. (incorporated by reference to Exhibit 3.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on January 12, 2011 (File No. 001-34295)).

2.2

Agreement and Plan of Merger, dated as of November 14, 2013, by and among Sirius XM Radio Inc., Sirius XM Holdings Inc. and Sirius XM Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 15, 2013 (File No. 001-34295)).

3.1

Amended and Restated Certificate of Incorporation of Sirius XM Holdings Inc. (incorporated by reference to Exhibit 3.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 15, 2013 (File No. 001-34295)).

3.2

Amended and Restated By-Laws of Sirius XM Holdings Inc. (incorporated by reference to Exhibit 3.2 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on November 15, 2013 (File No. 001-34295)).

4.1

Form of certificate for shares of Sirius XM Holdings Inc.’s common stock (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34295)).

4.2

Indenture, dated as of August 13, 2012, among Sirius XM Radio Inc., the guarantors thereto and U.S. Bank National Association, as trustee, relating to Sirius XM Radio Inc.’s 5.25% Senior Secured Notes due 2022 (incorporated by reference to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on August 14, 2012 (File No. 001-34295)).

4.3

Supplemental Indenture, dated as of April 10, 2014, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.25% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on April 10, 2014 (File No. 001-34295)).

4.4

Indenture, dated as of May 16, 2013, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.25% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34295)).

4.5

Indenture, dated as of May 16, 2013, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on May 20, 2013 (File No. 001-34295)).

4.6

Indenture, dated as of August 1, 2013, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on August 1, 2013 (File No. 001-34295)).

4.7

Indenture, dated as of September 24, 2013, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on September 25, 2013 (File No. 001-34295)).

4.8

Indenture, dated as of May 6, 2014, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.00% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on May 7, 2014 (File No. 001-34295)).

4.9

Indenture, dated as of March 6, 2015, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association as trustee, relating to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on March 6, 2015 (File No. 001-34295)).

4.10

Form of Common Stock Purchase Warrant, dated as of January 27, 2009, issued by Sirius XM Radio Inc. to NFL Enterprises LLC (incorporated by reference to Exhibit 4.48 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-34295)).

4.11

Sirius XM Holdings Inc.’s Assumption of NFL Enterprises LLC Warrant, dated as of November 15, 2013 (incorporated by reference to Exhibit 4.13 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34295)).

4.12

Amendment No. 1, dated as of March 30, 2015, to the Common Stock Purchase Warrants, each dated January 27, 2009, issued by Sirius XM Holdings Inc., the successor to Sirius XM Radio Inc., to NFL Enterprises LLC (incorporated by reference to Exhibit 4.2 to Sirius XM Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. (File No. 001-34295))

4.13

Investment Agreement, dated as of February 17, 2009, between Sirius XM Radio Inc. and Liberty Radio LLC (incorporated by reference to Exhibit 4.55 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-34295)).

4.14

Assignment and Assumption of Investment Agreement among Sirius XM Radio Inc., Sirius XM Holdings Inc. and Liberty Radio LLC, dated as of November 15, 2013 (incorporated by reference to Exhibit 4.15 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34295)).

Exhibit	Description

10.1

Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on December 10, 2012 (File No. 001-34295)).

10.2

Amendment No. 1, dated as of April 22, 2014, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders, as collateral agent for the Secured Parties and as an Issuing Bank (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on April 22, 2014 (File No. 001-34295)).

10.3

Amendment No. 2, dated as of June 16, 2015, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 19, 2015 (File No. 001-34295)).

**10.4

Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-27441)).

**10.5

Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-27441)).

**10.6

Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3 (File No. 333-89132)).

**10.7

Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 22, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-27441)).

**10.8

Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-27441)).

**10.9

Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-27441)).

*10.10

Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 001-34295)).

*10.11

Form of Stock Option Agreement between CD Radio Inc. and each Optionee (incorporated by reference to Exhibit 10.16.2 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-34295)).

*10.12

XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-27441)).

*10.13

Form of Non-Qualified Stock Option Agreement pursuant to the XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007 (File No. 000-27441)).

*10.14

Form of Restricted Stock Agreement pursuant to the XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007 (File No. 000-27441)).

*10.15

Sirius XM Radio 401(k) Savings Plan, January 1, 2009 Restatement (incorporated by reference to Exhibit 10.30 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-34295)).

*10.16	Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.9 to Sirius XM Radio Inc.’s Registration Statement on Form S-8 (File No. 333-160386)).

*10.17

Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Appendix A to Sirius XM Holdings Inc.’s definitive Proxy Statement on Schedule 14A filed on April 6, 2015 (File No. 001-34295)).

Exhibit	Description

*10.18

Form of Director Non-Qualified Stock Option Agreement pursuant to the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-34295)).

*10.19

Form of Director Non-Qualified Stock Option Agreement pursuant to the Sirius XM Holdings Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Sirius XM Holdings Inc.’s Annual Report filed for the year ended December 31, 2014 (File No. 001-34295)).

*10.20

Form of Non-Qualified Stock Option Agreement pursuant to the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-34295)).

*10.21

Form of Non-Qualified Stock Option Agreement pursuant to the Sirius XM Holdings Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Sirius XM Holdings Inc.’s Annual Report filed for the year ended December 31, 2014 (File No. 001-34295)).

*10.22	Form of Director Non-Qualified Stock Option Agreement pursuant to the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (filed herewith).

*10.23	Form of Non-Qualified Stock Option Agreement pursuant to the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (filed herewith).
*10.24

Form of Option Award Agreement between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed October 16, 2009 (File No. 001-34295)).

*10.25

Employment Agreement, dated as of June 19, 2015, between Sirius XM Radio Inc. and Dara F Altman (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 23, 2015 (File No. 001-34295)).

*10.26

Employment Agreement, dated as of June 29, 2015, between Sirius XM Radio Inc. and James A. Cady (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-34295)).

*10.27

Employment Agreement, dated as of July 3, 2015, between Sirius XM Radio Inc. and David J. Frear (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on July 8, 2015 (File No. 001-34295)).

*10.28

Employment Agreement, dated August 11, 2015, between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on August 13, 2015 (File No. 001-34295)).

*10.29	Employment Agreement, dated December 11, 2015, between Sirius XM Radio Inc. and Joseph A. Verbrugge (filed herewith).

*10.30

Assignment and Assumption Agreement, dated as of November 15, 2013, among Sirius XM Holdings Inc. and Sirius XM Radio Inc. (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 15, 2013 (File No. 001-34295)).

*10.31

Omnibus Amendment, dated November 15, 2013, to the XM Satellite Radio Holdings Inc. Talent Option Plan, the XM Satellite Radio Holdings Inc. 1998 Shares Award Plan, as amended, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan and the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan and their Related Stock Option Agreements, Restricted Stock Agreements and Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s  Current Report on Form 8-K filed on November 15, 2013 (File No. 001-34295)).

*10.32	Sirius XM Holdings Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-34295)).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of David J. Frear, Senior Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2

Certificate of David J. Frear, Senior Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit	Description

99.1

Amended and Restated Certificate of Incorporation of Sirius XM Radio Inc., as amended (incorporated by reference to Exhibit 3.3 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34295)).

99.2

Amended and Restated By-Laws of Sirius XM Radio Inc., as amended (incorporated by reference to Exhibit 3.4 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34295)).

101.1

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Balance Sheets as of December 31, 2015 and 2014; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Combined Notes to Consolidated Financial Statements.

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