Form 10-Q
period 2016-03-31
SIRIUS XM HOLDINGS INC.
filed 2016-04-28
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 26, 2016)
COMMON STOCK, $0.001 PAR VALUE	4,958,140,435	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Revenue:
Subscriber revenue	$1,009,682	$911,470
Advertising revenue	31,541	26,873
Equipment revenue	27,121	24,841
Other revenue	132,666	117,806
Total revenue	1,201,010	1,080,990
Operating expenses:
Cost of services:
Revenue share and royalties	251,744	212,978
Programming and content	85,100	71,146
Customer service and billing	96,867	92,097
Satellite and transmission	23,538	21,304
Cost of equipment	9,779	8,845
Subscriber acquisition costs	132,449	122,260
Sales and marketing	88,726	78,744
Engineering, design and development	19,441	14,960
General and administrative	77,505	79,823
Depreciation and amortization	67,627	65,027
Total operating expenses	852,776	767,184
Income from operations	348,234	313,806
Other income (expense):
Interest expense	(78,400)	(69,908)
Other income	10,848	723
Total other expense	(67,552)	(69,185)
Income before income taxes	280,682	244,621
Income tax expense	(109,343)	(138,929)
Net income	$171,339	$105,692
Foreign currency translation adjustment, net of tax	449	—
Total comprehensive income	$171,788	$105,692
Net income per common share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02
Weighted average common shares outstanding:
Basic	5,065,319	5,570,748
Diluted	5,110,618	5,639,838

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$101,952	$111,838
Receivables, net	228,170	234,782
Inventory, net	21,755	22,295
Related party current assets	5,427	5,941
Prepaid expenses and other current assets	204,849	187,033
Total current assets	562,153	561,889
Property and equipment, net	1,400,755	1,415,401
Intangible assets, net	2,580,906	2,593,346
Goodwill	2,205,107	2,205,107
Related party long-term assets	6,695	—
Deferred tax assets	1,012,649	1,115,731
Other long-term assets	159,977	155,188
Total assets	$7,928,242	$8,046,662
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$606,744	$625,313
Accrued interest	89,882	91,655
Current portion of deferred revenue	1,799,491	1,771,915
Current maturities of long-term debt	5,501	4,764
Related party current liabilities	2,840	2,840
Total current liabilities	2,504,458	2,496,487
Deferred revenue	160,506	157,609
Long-term debt	5,709,319	5,443,614
Related party long-term liabilities	10,085	10,795
Deferred tax liabilities	6,508	6,681
Other long-term liabilities	101,310	97,967
Total liabilities	8,492,186	8,213,153
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity:
Common stock, par value $0.001; 9,000,000 shares authorized; 4,993,936 and 5,153,451 shares issued; 4,989,436 and 5,147,647 outstanding at March 31, 2016 and December 31, 2015, respectively	4,994	5,153
Accumulated other comprehensive loss, net of tax	(53)	(502)
Additional paid-in capital	4,208,743	4,783,795
Treasury stock, at cost; 4,500 and 5,804 shares of common stock at March 31, 2016 and December 31, 2015, respectively	(17,757)	(23,727)
Accumulated deficit	(4,759,871)	(4,931,210)
Total stockholders’ (deficit) equity	(563,944)	(166,491)
Total liabilities and stockholders’ (deficit) equity	$7,928,242	$8,046,662

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance at December 31, 2015	5,153,451	$5,153	$(502)	$4,783,795	5,804	$(23,727)	$(4,931,210)	$(166,491)
Comprehensive income, net of tax	—	—	449	—	—	—	171,339	171,788
Share-based payment expense	—	—	—	20,891	—	—	—	20,891
Exercise of options and vesting of restricted stock units	754	1	—	(1)	—	—	—	—
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(1,652)	—	—	—	(1,652)
Common stock repurchased	—	—	—	—	158,965	(588,480)	—	(588,480)
Common stock retired	(160,269)	(160)	—	(594,290)	(160,269)	594,450	—	—
Balance at March 31, 2016	4,993,936	$4,994	$(53)	$4,208,743	4,500	$(17,757)	$(4,759,871)	$(563,944)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$171,339	$105,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,627	65,027
Non-cash interest expense, net of amortization of premium	2,054	1,852
Provision for doubtful accounts	13,055	10,885
Amortization of deferred income related to equity method investment	(694)	(694)
Gain on unconsolidated entity investments, net	(6,274)	—
Dividend received from unconsolidated entity investment	3,386	3,778
Share-based payment expense	23,693	19,417
Deferred income taxes	103,081	136,294
Other non-cash purchase price adjustments	—	(836)
Changes in operating assets and liabilities:
Receivables	(6,443)	(9,727)
Inventory	540	(3,540)
Related party, net	(3,310)	695
Prepaid expenses and other current assets	(18,545)	(19,102)
Other long-term assets	(956)	215
Accounts payable and accrued expenses	(18,239)	(27,918)
Accrued interest	(1,773)	(12,690)
Deferred revenue	30,473	40,304
Other long-term liabilities	3,172	377
Net cash provided by operating activities	362,186	310,029
Cash flows from investing activities:
Additions to property and equipment	(30,171)	(29,831)
Purchases of restricted and other investments	(3,798)	(3,966)
Net cash used in investing activities	(33,969)	(33,797)
Cash flows from financing activities:
Taxes paid in lieu of shares issued for stock-based compensation	(1,354)	(12,711)
Proceeds from long-term borrowings and revolving credit facility, net of costs	330,000	1,263,745
Repayment of long-term borrowings and revolving credit facility	(72,299)	(657,731)
Common stock repurchased and retired	(594,450)	(535,216)
Net cash (used in) provided by financing activities	(338,103)	58,087
Net (decrease) increase in cash and cash equivalents	(9,886)	334,319
Cash and cash equivalents at beginning of period	111,838	147,724
Cash and cash equivalents at end of period	$101,952	$482,043

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest	$76,315	$76,302
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$6,647	$—
Treasury stock not yet settled	$17,757	$24,858

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
We have agreements with every major automaker (“OEMs”) to offer satellite radio in their vehicles. We also acquire subscribers through marketing to owners and lessees of previously owned vehicles that include factory-installed satellite radios that are not currently subscribing to our services. Additionally, we distribute our satellite radios through retailers online and at locations nationwide and through our website.  Satellite radio services are also offered to customers of certain rental car companies.
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
Liberty Media Corporation (“Liberty Media”) beneficially owns, directly and indirectly, over 50% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.  Liberty Media owns interests in a range of media, communications and entertainment businesses.
Basis of Presentation
This Quarterly Report on Form 10-Q presents information for Sirius XM Holdings Inc. (“Holdings”).  Holdings has no operations independent of its wholly-owned subsidiary Sirius XM Radio Inc. (“Sirius XM”).
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
Certain numbers in our prior period consolidated financial statements have been reclassified to conform to our current period presentation. All significant intercompany transactions have been eliminated in consolidation. In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been made.
Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 2, 2016.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2016. Refer to Note 13, Commitments and Contingencies - Legal Proceedings, for the subsequent event, the execution of a memorandum of understanding relating to the settlement of purported class action suits that allege violations of the Telephone Consumer Protection Act of 1991, which required adjustment to our unaudited consolidated financial statements as of March 31, 2016. No other events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of additional subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 15.
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

(2)	Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of March 31, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
Our assets and liabilities measured at fair value were as follows:

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Sirius XM Canada Holdings Inc. (“Sirius XM Canada”) - investment (a)	$168,863	—	—	$168,863	$141,850	—	—	$141,850
Liabilities:
Debt (b)	—	$5,945,992	—	$5,945,992	—	$5,649,173	—	$5,649,173

(a)	This amount approximates fair value. The carrying value of our investment in Sirius XM Canada was $6,386 and $0 as of March 31, 2016 and December 31, 2015, respectively.

(b)
The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm.  Refer to Note 10 for information related to the carrying value of our debt as of March 31, 2016 and December 31, 2015.

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture calculations, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted. An entity that elects early adoption must adopt all

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

of the amendments in the same period. We are currently evaluating the timing of adoption and the impact of this ASU on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We plan to adopt this ASU on January 1, 2019. Companies are required to use a modified retrospective approach to adopt this ASU. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In August 2015, the FASB issued ASU 2015-14 which amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016.  We plan to adopt this ASU on January 1, 2018.  In March 2016, the FASB issued additional guidance which clarified principal versus agent considerations and in April 2016, the FASB issued additional guidance which clarified the identification of performance obligations and the implementation guidance for licensing. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.  We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

(3)	Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (warrants, stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three months ended March 31, 2016 and 2015.
Common stock equivalents of 238,258 and 105,796 for the three months ended March 31, 2016 and 2015, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Net income available to common stockholders for basic and diluted net income per common share	$171,339	$105,692
Denominator:
Weighted average common shares outstanding for basic net income per common share	5,065,319	5,570,748
Weighted average impact of dilutive equity instruments	45,299	69,090
Weighted average shares for diluted net income per common share	5,110,618	5,639,838
Net income per common share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

(4)	Receivables, net
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
Receivables, net, consists of the following:

	March 31, 2016	December 31, 2015
Gross customer accounts receivable	$93,016	$98,740
Allowance for doubtful accounts	(6,401)	(6,118)
Customer accounts receivable, net	$86,615	$92,622
Receivables from distributors	118,691	120,012
Other receivables	22,864	22,148
Total receivables, net	$228,170	$234,782

(5)	Inventory, net
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
Inventory, net, consists of the following:

	March 31, 2016	December 31, 2015
Raw materials	$10,767	$11,085
Finished goods	21,103	21,159
Allowance for obsolescence	(10,115)	(9,949)
Total inventory, net	$21,755	$22,295

(6)	Goodwill
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
As of March 31, 2016, there were no indicators of impairment, and no impairment loss was recorded for goodwill during the three months ended March 31, 2016 and 2015.  As of March 31, 2016, the cumulative balance of goodwill impairments

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

recorded since the July 2008 merger (the “Merger”) between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (“XM”), was $4,766,190, which was recognized during the year ended December 31, 2008.

(7)	Intangible Assets
Our intangible assets include the following:

		March 31, 2016			December 31, 2015
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(344,109)	35,891	380,000	(336,822)	43,178
OEM relationships	15 years	220,000	(35,444)	184,556	220,000	(31,778)	188,222
Licensing agreements	12 years	45,289	(27,899)	17,390	45,289	(26,977)	18,312
Proprietary software	8 years	27,215	(18,267)	8,948	27,215	(17,752)	9,463
Developed technology	10 years	2,000	(1,533)	467	2,000	(1,483)	517
Leasehold interests	7.4 years	132	(132)	—	132	(132)	—
Total intangible assets		$3,008,290	$(427,384)	$2,580,906	$3,008,290	$(414,944)	$2,593,346

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
We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our satellite licenses expires:

FCC satellite licenses	Expiration year
SIRIUS FM-1*	2017
SIRIUS FM-2*	2017
SIRIUS FM-3*	2017
SIRIUS FM-5	2025
SIRIUS FM-6	2022
XM-3	2021
XM-4	2022
XM-5	2018
* As of April 7, 2016, these satellites were no longer being used to transmit satellite radio.  We plan to deorbit these satellites during 2016.
Prior to expiration of our FCC licenses, we are required to apply for a renewal of our FCC licenses.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred.  Each of the FCC licenses authorizes us to use the radio spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.
Our annual impairment assessment of our identifiable indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

value, an impairment loss is recognized. As of March 31, 2016, there were no indicators of impairment, and no impairment loss was recorded for intangible assets with indefinite lives during the three months ended March 31, 2016 and 2015.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $12,440 and $13,223 for the three months ended March 31, 2016 and 2015, respectively.  Expected amortization expense for the remaining period in 2016, each of the fiscal years 2017 through 2020 and for periods thereafter is as follows:

Years ending December 31,	Amount
2016 (remaining)	$36,105
2017	34,882
2018	19,463
2019	19,026
2020	18,446
Thereafter	119,330
Total definite life intangible assets, net	$247,252

(8)	Property and Equipment
Property and equipment, net, consists of the following:

	March 31, 2016	December 31, 2015
Satellite system	$2,388,000	$2,388,000
Terrestrial repeater network	115,235	117,127
Leasehold improvements	49,516	49,407
Broadcast studio equipment	72,638	70,888
Capitalized software and hardware	487,169	466,464
Satellite telemetry, tracking and control facilities	75,684	75,440
Furniture, fixtures, equipment and other	75,936	81,871
Land	38,411	38,411
Building	60,598	60,487
Construction in progress	123,617	101,324
Total property and equipment	3,486,804	3,449,419
Accumulated depreciation and amortization	(2,086,049)	(2,034,018)
Property and equipment, net	$1,400,755	$1,415,401
Construction in progress consists of the following:

	March 31, 2016	December 31, 2015
Satellite system	$12,912	$12,912
Terrestrial repeater network	30,013	25,578
Capitalized software	53,669	37,064
Other	27,023	25,770
Construction in progress	$123,617	$101,324
Depreciation expense on property and equipment was $55,187 and $51,804 for the three months ended March 31, 2016 and 2015, respectively.  We retired property and equipment of $3,160 and $4,571 during the three months ended March 31, 2016 and 2015, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Satellites
As of March 31, 2016, we owned a fleet of eight operating satellites.  In March 2016, we de-orbited XM-1, a satellite that was no longer in use and had also reached the end of its operational life. The chart below provides certain information on our operating satellites as of March 31, 2016:

Satellite Description	Year Delivered	Estimated End of Depreciable Life
FM-1*	2000	2013
FM-2*	2000	2013
FM-3*	2000	2015
FM-5	2009	2024
FM-6	2013	2028
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025
* Satellite was fully depreciated and was still in operation as of March 31, 2016. As of April 7, 2016, these satellites were no longer being used to transmit satellite radio.  We plan to deorbit these satellites during 2016.

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
We had the following related party balances associated with Sirius XM Canada:

	March 31, 2016	December 31, 2015
Related party current assets	$5,427	$5,941
Related party long-term assets	$6,695	$—
Related party current liabilities	$2,840	$2,840
Related party long-term liabilities	$10,085	$10,795
Our related party current asset balances primarily consist of activation fees and programming and chipset costs for which we are reimbursed.  Our related party long-term asset balance as of March 31, 2016 primarily included our investment balance in Sirius XM Canada. Our related party liabilities as of March 31, 2016 and December 31, 2015 included $2,776 for the current portion of deferred revenue and $9,945 and $10,639, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

We recorded the following revenue and other income associated with Sirius XM Canada in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended March 31,
	2016	2015
Revenue (a)	$9,911	$13,517
Other income
Share of net earnings (b)	$6,274	$—
Dividends (c)	$3,575	$976

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

(c)
Sirius XM Canada paid gross dividends to us of $3,575 and $3,977 during the three months ended March 31, 2016 and 2015, respectively.  These dividends were first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance existed and then as Other income for the remaining portion.

(10)	Debt
Our debt as of March 31, 2016 and December 31, 2015 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at March 31, 2016	March 31, 2016	December 31, 2015
Sirius XM (b)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November15	$500,000	$496,475	$496,282
Sirius XM (b)	September 2013	5.875% Senior Notes (the "5.875% Notes")	October 1, 2020	semi-annually on April 1 and October 1	650,000	644,961	644,720
Sirius XM (b)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	600,000	595,883	595,720
Sirius XM (b)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May 15 and November 15	500,000	495,727	495,602
Sirius XM (b)	May 2014	6.00% Senior Notes (the "6.00% Notes")	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,485,528	1,485,196
Sirius XM (b)	March 2015	5.375% Senior Notes (the "5.375% Notes")	April 15, 2025	semi-annually on April 15 and October 15	1,000,000	989,665	989,446
Sirius XM (b)(c)	August 2012	5.25% Senior Secured Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	400,000	395,811	395,675
Sirius XM (d)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 16, 2020	variable fee paid quarterly	1,750,000	600,000	340,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	17,701	12,892
Total Debt						5,721,751	5,455,533
Less: total current maturities						5,501	4,764
Less: total deferred financing costs for Notes						6,931	7,155
Total long-term debt						$5,709,319	$5,443,614

(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

(c)	The liens securing the 5.25% Notes are equal and ratable to the liens granted to secure the Credit Facility.

(d)
In December 2012, Sirius XM entered into a five-year Credit Facility with a syndicate of financial institutions for $1,250,000.  In June 2015, Sirius XM entered into an amendment to increase the total borrowing capacity under the Credit Facility to $1,750,000 and to extend the maturity to June 2020.  Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.30% per annum as of March 31, 2016.  As of March 31, 2016, $1,150,000 was available for future borrowing under the Credit Facility.  Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.

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
At March 31, 2016 and December 31, 2015, we were in compliance with our debt covenants.

(11)	Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000,000 shares of common stock. There were 4,993,936 and 5,153,451 shares of common stock issued and 4,989,436 and 5,147,647 shares outstanding on March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016, common stock of 350,551 shares were reserved for issuance in connection with incentive stock based awards and common stock to be granted to members of our board of directors, employees and third parties.
Stock Repurchase Program
Since December 2012, our board of directors has approved for repurchase an aggregate of $8,000,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of March 31, 2016, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1,942,462 shares for $6,889,619, and $1,110,381 remained available under our stock repurchase program.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

The following table summarizes our share repurchase activity for the three months ended:

	March 31, 2016		March 31, 2015
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market (a)	158,965	$588,480	143,717	$534,040
Total Repurchases	158,965	$588,480	143,717	$534,040

(a)
As of March 31, 2016, $17,757 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders’ (deficit) equity.

Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50,000 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of March 31, 2016 and December 31, 2015.
Warrants
As of March 31, 2016, there were no warrants outstanding. Except for an insignificant amount of warrant expense associated with the extension of the warrants during the three months ended March 31, 2015, we did not incur warrant related expenses during the three months ended March 31, 2016 and 2015.  Approximately 16,667 of outstanding warrants were included in our calculation of diluted net income per common share for the three months ended March 31, 2015 as the effect was dilutive.

(12)	Benefit Plans
We recognized share-based payment expense of $23,693 and $19,417 for the three months ended March 31, 2016 and 2015, respectively.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deem appropriate.  Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards.  Stock-based awards granted under the 2015 Plan are generally subject to a vesting requirement.  Stock options generally expire ten years from the date of grant.  Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of March 31, 2016, 242,942 shares of common stock were available for future grants under the 2015 Plan.
Other Plans
We maintain four other share-based benefit plans — the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan, the XM 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan and the XM 1998 Shares Award Plan. No further awards may be made under these plans.
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees:

For the Three Months Ended March 31,
2016
Risk-free interest rate	1.0%
Expected life of options — years	3.76
Expected stock price volatility	24%
Expected dividend yield	0%

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

There were no options granted to members of our board of directors or third parties during the three months ended March 31, 2016 and 2015, or employees during the three months ended March 31, 2015.  We do not intend to pay regular dividends on our common stock.  Accordingly, the dividend yield used in the Black-Scholes-Merton option value was zero for all periods.
The following table summarizes stock option activity under our share-based plans for the three months ended March 31, 2016:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	338,481	$3.29
Granted	4,327	$3.62
Exercised	(2,230)	$1.80
Forfeited, cancelled or expired	(6,295)	$4.72
Outstanding as of March 31, 2016	334,283	$3.28	7.39	$226,265
Exercisable as of March 31, 2016	116,131	$2.43	5.52	$176,113
The weighted average grant date fair value per share of options granted during the three months ended March 31, 2016 was $0.74.  The total intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $4,470 and $30,952, respectively.  During the three months ended March 31, 2016, the number of net settled shares which were issued as a result of stock option exercises was 754.
We recognized share-based payment expense associated with stock options of $19,039 and $16,691 for the three months ended March 31, 2016 and 2015, respectively.
The following table summarizes the restricted stock unit and stock award activity under our share-based plans for the three months ended March 31, 2016:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2015	16,088	$3.73
Granted	293	$3.63
Vested	—	$—
Forfeited	(113)	$3.68
Nonvested as of March 31, 2016	16,268	$3.72
The total intrinsic value of restricted stock units and stock awards vesting during the three months ended March 31, 2016 and 2015 was $0.
We recognized share-based payment expense associated with restricted stock units and stock awards of $4,654 and $2,726 during the three months ended March 31, 2016 and 2015, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units granted to employees, members of our board of directors and third parties at March 31, 2016 and December 31, 2015, net of estimated forfeitures, were $227,370 and $261,628, respectively.  The total unrecognized compensation costs at March 31, 2016 are expected to be recognized over a weighted-average period of 2.6 years.
401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We recognized $1,691 and $3,027 in expense during three months ended March 31, 2016 and 2015, respectively, to the Sirius XM Plan in fulfillment of our matching obligation.
Sirius XM Holdings Inc. Deferred Compensation Plan
In 2015, we adopted the Sirius XM Holdings Inc. Deferred Compensation Plan (the “DCP”).  The DCP allows members of our board of directors and certain eligible employees to defer all or a portion of their base salary, cash incentive compensation and/or board of directors’ compensation, as applicable, each plan year starting in 2016.  Pursuant to the terms of the DCP, we may elect to make additional contributions beyond amounts deferred by participants, but we are under no obligation to do so.  We have established a grantor (or “rabbi”) trust to facilitate the payment of our obligations under the DCP.
 As of March 31, 2016, the fair value of the investments in the trust was $4,004, which is included in Other long-term assets in our unaudited consolidated balance sheets and is classified as trading securities.  Trading gains and losses associated with the trust are recorded in Other income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administration expense within our unaudited consolidated statements of comprehensive income.  For the three months ended March 31, 2016, we recorded an immaterial amount of unrealized gains on investments held in the trust.

(13)	Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of March 31, 2016:

	2016	2017	2018	2019	2020	Thereafter	Total
Debt obligations	$4,143	$5,485	$4,477	$3,169	$1,750,427	$4,000,000	$5,767,701
Cash interest payments	223,735	300,417	300,286	300,187	280,788	736,188	2,141,601
Satellite and transmission	7,092	3,193	4,204	4,184	3,882	8,998	31,553
Programming and content	170,946	226,718	205,084	187,907	163,482	298,650	1,252,787
Marketing and distribution	16,042	13,878	12,444	10,130	4,646	4,600	61,740
Satellite incentive payments	9,421	13,296	14,302	10,652	7,918	35,609	91,198
Operating lease obligations	32,399	43,967	42,578	38,110	35,577	179,603	372,234
Other	80,231	21,129	6,771	702	360	40	109,233
Total (1)	$544,009	$628,083	$590,146	$555,041	$2,247,080	$5,263,688	$9,828,047

(1)	The table does not include our reserve for uncertain tax positions, which at March 31, 2016 totaled $4,281, as the specific timing of any cash payments cannot be projected with reasonable certainty.
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
Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions.  The cost of our stock acquired but not paid for as of March 31, 2016 is also included in this category.
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
Telephone Consumer Protection Act Suits.  We are a defendant in several purported class action suits that allege that we, or call center vendors acting on our behalf, made calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  The plaintiffs in these actions allege, among other things, that we called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked his or her prior consent.  In one of the actions, the plaintiff also alleges that we violated the TCPA’s call time restrictions and, in one of the other actions, the plaintiff also alleges that we violated the TCPA’s do not call restrictions. These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.), and Anthony Parker v. Sirius XM Radio Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla), and are described in Item 3., Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2015.
On April 5, 2016, we entered into a memorandum of understanding to settle these purported class action suits. The settlement is expected to resolve the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones. As part of this settlement, we will agree to pay $35,000 in cash (from which notice, administration and other costs and attorneys’ fees will be paid), to offer participating class members the option of receiving three months of our Select service for no charge, and to enter into agreements to make modifications to the system architecture of certain call center vendors. The memorandum of understanding is subject to the execution of a definitive settlement agreement and court approval, neither of which can be assured.
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
This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA.  Information concerning the action is publicly available in filings under the docket numbers. The outcome of this matter is inherently unpredictable and subject to significant uncertainties, many of which are beyond our control. No provision was made for losses to the extent such are not probable and estimable. We believe we have substantial defenses to the claims asserted, and intend to defend this action vigorously.
Other Matters.  In the ordinary course of business, we are a defendant in various other lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property.  None of these other matters, in our opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

(14)	Income Taxes
We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM.  Income tax expense for the three months ended March 31, 2016 and 2015 was $109,343 and $138,929, respectively. We estimate our annual effective tax rate for the year ending December 31, 2016 will be 37.9%. Our effective tax rate for the three months ended March 31, 2016 was 39.0%. Our effective tax rate for the three months ended March 31, 2015 was 56.8% primarily due to the effect of a tax law change in the District of Columbia which will reduce our future taxes. As a result of this 2015 tax law change, we will use less of certain net operating losses in the future which resulted in a $44,392 increase in our valuation allowance.
As of March 31, 2016 and December 31, 2015, we had a valuation allowance related to deferred tax assets of $47,773 and $49,095, respectively, that were not likely to be realized due to certain net operating loss limitations and acquired net operating losses that we were not more likely than not going to utilize.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(15)	Subsequent Events
Stock Repurchase Program
For the period from April 1, 2016 to April 26, 2016, we repurchased 31,500 shares of our common stock on the open market for an aggregate purchase price of $123,260, including fees and commissions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All amounts referenced in this Item 2 are in thousands, except per subscriber and per installation amounts, unless otherwise stated.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015.

Special Note Regarding Forward-Looking Statements
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, particularly the risk factors described under “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015 and “Management’s Discussion and Analysis of Financial Condition and Results or Operations” herein and in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	we face substantial competition and that competition is likely to increase over time;

•	our ability to attract and retain subscribers in the future is uncertain;

•	consumer protection laws and their enforcement could damage our business;

•	the unfavorable outcome of pending or future litigation;

•	the market for music rights is changing and is subject to significant uncertainties;

•	our business depends in large part upon the auto industry;

•	general economic conditions can affect our business;

•	if we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer;

•	other existing or future government laws and regulations could harm our business;

•	failure of our satellites would significantly damage our business;

•	interruption or failure of our information technology and communications systems could negatively impact our results and our brand;

•	we may not realize the benefits of acquisitions or other strategic initiatives;

•	rapid technological and industry changes could adversely impact our services;

•	failure of third parties to perform could adversely affect our business;

•	our service may experience harmful interference from new and existing wireless operations;

•	failure to comply with FCC requirements could damage our business;

•	we may from time to time modify our business plan, and these changes could adversely affect us and our financial condition;

•	we have a significant amount of indebtedness, and our revolving credit facility contains certain covenants that restrict our current and future operations;

•	our studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities;

•	our principal stockholder has significant influence, including over actions requiring stockholder approval, and its interests may differ from the interests of other holders of our common stock;

•	we are a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements; and

•	our business may be impaired by third-party intellectual property rights.

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
We have agreements with every major automaker (“OEMs”) to offer satellite radio in their vehicles.  We also acquire subscribers through marketing to owners and lessees of previously owned vehicles that include factory-installed satellite radios that are not currently subscribing to our services.  Additionally, we distribute our satellite radios through retailers online and at locations nationwide and through our website.  Satellite radio services are also offered to customers of certain rental car companies.
As of March 31, 2016, we had nearly 30.1 million subscribers of which approximately 24.6 million were self-pay subscribers and approximately 5.4 million were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, and data services who do not also have satellite radio subscriptions.  Subscribers and subscription related revenues and expenses associated with our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.
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

Results of Operations
Set forth below are our results of operations for the three months ended March 31, 2016 compared with the three months ended March 31, 2015.

	Unaudited
	For the Three Months Ended March 31,		2016 vs 2015 Change
	2016	2015	Amount	%
Revenue:
Subscriber revenue	$1,009,682	$911,470	$98,212	11%
Advertising revenue	31,541	26,873	4,668	17%
Equipment revenue	27,121	24,841	2,280	9%
Other revenue	132,666	117,806	14,860	13%
Total revenue	1,201,010	1,080,990	120,020	11%
Operating expenses:
Cost of services:
Revenue share and royalties	251,744	212,978	38,766	18%
Programming and content	85,100	71,146	13,954	20%
Customer service and billing	96,867	92,097	4,770	5%
Satellite and transmission	23,538	21,304	2,234	10%
Cost of equipment	9,779	8,845	934	11%
Subscriber acquisition costs	132,449	122,260	10,189	8%
Sales and marketing	88,726	78,744	9,982	13%
Engineering, design and development	19,441	14,960	4,481	30%
General and administrative	77,505	79,823	(2,318)	(3)%
Depreciation and amortization	67,627	65,027	2,600	4%
Total operating expenses	852,776	767,184	85,592	11%
Income from operations	348,234	313,806	34,428	11%
Other income (expense):
Interest expense	(78,400)	(69,908)	(8,492)	(12)%
Other income	10,848	723	10,125	1,400%
Total other expense	(67,552)	(69,185)	1,633	2%
Income before income taxes	280,682	244,621	36,061	15%
Income tax expense	(109,343)	(138,929)	29,586	21%
Net income	$171,339	$105,692	$65,647	62%
Total Revenue
Subscriber Revenue includes subscription, activation and other fees.
For the three months ended March 31, 2016 and 2015, subscriber revenue was $1,009,682 and $911,470, respectively, an increase of 11%, or $98,212. The increase was primarily attributable to a 9% increase in the daily weighted average number of subscribers and increases in certain of our self-pay subscription rates, partially offset by subscription discounts and limited channel plans offered in customer acquisition and retention plans.
We expect subscriber revenues to increase based on the growth of our subscriber base, the effects of increases in certain of our subscription rates and the sale of additional services to subscribers.
Advertising Revenue includes the sale of advertising on certain non-music channels.

For the three months ended March 31, 2016 and 2015, advertising revenue was $31,541 and $26,873, respectively, an increase of 17%, or $4,668. The increase was primarily due to a greater number of advertising spots sold and transmitted as well as increased rates per spot.
We expect our advertising revenue to continue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.
Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended March 31, 2016 and 2015, equipment revenue was $27,121 and $24,841, respectively, an increase of 9%, or $2,280. The increase was driven by higher sales to distributors and increased royalties from OEM production, partially offset by lower royalty rates.
We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume of equipment sales in our aftermarket and direct to consumer business.
Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our connected vehicle business, our Canadian affiliate and ancillary revenues.
For the three months ended March 31, 2016 and 2015, other revenue was $132,666 and $117,806, respectively, an increase of 13%, or $14,860. The increase was driven by revenues from the U.S. Music Royalty Fee due to higher subscriber volumes on the rate which was increased in the first quarter of 2015 as well as an increase in subscribers.
We expect other revenue to increase as our growing subscriber base drives higher U.S. Music Royalty Fees.
Operating Expenses
Revenue Share and Royalties include distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share.
For the three months ended March 31, 2016 and 2015, revenue share and royalties were $251,744 and $212,978, respectively, an increase of 18%, or $38,766, and increased as a percentage of total revenue. The increase was due, in part, to greater revenues subject to royalty and revenue sharing arrangements, the inclusion of certain pre-1972 sound recordings, based on the Capitol Records settlement in 2015, and a 5% increase in the statutory royalty rate for the performance of sound recordings.
We expect our revenue share and royalty costs to increase as our revenues grow, as the statutory royalty rate applicable to post-1972 sound recordings increase and as a result of our settlement of litigation associated with our use of pre-1972 recordings. For the remainder of 2016 and in 2017, we expect to recognize $30,083 and $43,442, respectively, in expense related to the settlement for the use of pre-1972 sound recordings. As determined by the Copyright Royalty Board, we have paid or will pay royalties for the use of certain post-1972 sound recordings on our satellite radio service of 10.0%, 10.5% and 11% in 2015, 2016 and 2017, respectively.
Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended March 31, 2016 and 2015, programming and content expenses were $85,100 and $71,146, respectively, an increase of 20%, or $13,954, and increased as a percentage of total revenue. The increase was primarily due to renewed programming licenses as well as increased consulting and personnel related costs.
We expect our programming and content expenses to increase as we offer additional programming, and renew or replace expiring agreements.
Customer Service and Billing includes costs associated with the operation and management of internal and third party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended March 31, 2016 and 2015, customer service and billing expenses were $96,867 and $92,097, respectively, an increase of 5%, or $4,770, but decreased as a percentage of total revenue. The increase was primarily due to costs associated with a higher subscriber base driving increased call center costs, transaction fees, and bad debt expense.
We expect our customer service and billing expenses to increase as our subscriber base grows.
Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet streaming and connected vehicle services.
For the three months ended March 31, 2016 and 2015, satellite and transmission expenses were $23,538 and $21,304, respectively, an increase of 10%, or $2,234, but remained flat as a percentage of total revenue. The increase was primarily due to transmission costs associated with our connected vehicle services.
We expect satellite and transmission expenses to increase as a result of connected vehicle services costs; partially offset by decreases in Internet streaming costs.
Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended March 31, 2016 and 2015, cost of equipment was $9,779 and $8,845, respectively, an increase of 11%, or $934, and increased as a percentage of equipment revenue. The increase was primarily due to higher sales to distributors.
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
For the three months ended March 31, 2016 and 2015, subscriber acquisition costs were $132,449 and $122,260, respectively, an increase of 8%, or $10,189, but decreased as a percentage of total revenue. Increased costs related to a larger number of satellite radio installations in new vehicles were partially offset by improved OEM and chipset subsidy rates per vehicle.
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
For the three months ended March 31, 2016 and 2015, sales and marketing expenses were $88,726 and $78,744, respectively, an increase of 13%, or $9,982, but remained flat as a percentage of total revenue. The increase was primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials as well as higher personnel costs.
We anticipate that sales and marketing expenses will increase as we expand programs to retain our existing subscribers, win back former subscribers and attract new subscribers.
Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of our radios into new vehicles manufactured by automakers.

For the three months ended March 31, 2016 and 2015, engineering, design and development expenses were $19,441 and $14,960, respectively, an increase of 30%, or $4,481, and increased as a percentage of total revenue. The increase was driven primarily by higher personnel related costs.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended March 31, 2016 and 2015, general and administrative expenses were $77,505 and $79,823, respectively, a decrease of 3%, or $2,318, and decreased as a percentage of total revenue. The decrease was primarily driven by lower litigation costs and personnel-related costs partially offset by higher consulting expenses.
We expect our general and administrative expenses to increase in future periods as a result of, among other things, enhanced information technology, on-going legal costs and personnel costs to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended March 31, 2016 and 2015, depreciation and amortization expense was $67,627 and $65,027, respectively, an increase of 4%, or $2,600, but decreased as a percentage of total revenue. The increase was driven by additional software placed in-service, partially offset by a reduction of amortization associated with the stepped-up basis in assets acquired in the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (the “Merger”) (including intangible assets, property and equipment) through the end of their estimated service lives and certain satellites reaching the end of their estimated service lives.
Other Income (Expense)
Interest Expense includes interest on outstanding debt.
For the three months ended March 31, 2016 and 2015, interest expense was $78,400 and $69,908, respectively, an increase of 12%, or $8,492. The increase was primarily due to higher average debt during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
We expect interest expense to increase in future periods to the extent our total debt outstanding increases.
Other Income primarily includes realized gains and losses, interest income, and our share of the income or loss of Sirius XM Canada.
For the three months ended March 31, 2016 and 2015, interest and investment income was $10,848 and $723, respectively. The income for the three months ended March 31, 2016 was driven by our share of Sirius XM Canada’s net income and by the dividends received from Sirius XM Canada in excess of our investment. The income for the three months ended March 31, 2015 was driven by the dividends received from Sirius XM Canada in excess of our investment.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.
For the three months ended March 31, 2016 and 2015, income tax expense was $109,343 and $138,929, respectively. Our effective tax rate for the three months ended March 31, 2016 was 39.0%. Our effective tax rate for the three months ended March 31, 2015 was 56.8% primarily due to the effect of a tax law change in the District of Columbia which will reduce our future taxes. As a result of this 2015 tax law change, we will use less of certain net operating losses in the future which resulted in a $44,392 increase in our valuation allowance. We estimate our annual effective tax rate for the year ending December 31, 2016 will be 37.9%.

Key Operating Metrics
In this section, we present certain financial and operating performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”).  These metrics include: average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; subscriber acquisition cost, or SAC, per installation; free cash flow; and adjusted EBITDA. These measures exclude the impact of share-based payment expense and certain purchase price accounting adjustments related to the Merger, which include the elimination of deferred revenue associated with the investment in XM Canada, and elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with programming providers.  Additionally, when applicable, our adjusted EBITDA and free cash flow metrics exclude the effect of any significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees.
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

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, these Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 33 through 35) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.  The following table contains our key operating metrics based on our adjusted results of operations for the three months ended March 31, 2016 and 2015. Subscribers and subscription related revenues and expenses associated with our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics:

	Unaudited
	For the Three Months Ended March 31,
	2016	2015
Self-pay subscribers	24,636	22,917
Paid promotional subscribers	5,423	4,826
Ending subscribers (a)	30,059	27,742
Self-pay subscribers	348	394
Paid promotional subscribers	117	37
Net additions	465	431
Daily weighted average number of subscribers	29,767	27,406
Average self-pay monthly churn	1.9%	1.8%
New vehicle consumer conversion rate	38%	40%

ARPU	$12.66	$12.26
SAC, per installation	$34	$33
Customer service and billing expenses, per average subscriber	$1.01	$1.01
Free cash flow	$328,217	$276,232
Adjusted EBITDA	$441,367	$399,227

(a)	Amounts may not sum as a result of rounding.
Subscribers. At March 31, 2016, we had nearly 30.1 million subscribers, an increase of approximately 2.3 million subscribers, or 8%, from the approximate 27.7 million subscribers as of March 31, 2015.
For the three months ended March 31, 2016 and 2015, net additions were 465 thousand and 431 thousand, respectively, an increase of 8%.  The increase in subscribers was primarily due to increases in original and subsequent owner trial conversions, as well as increases in shipments of vehicles by OEMs offering paid trials and activations of inactive radios, partially offset by higher deactivations largely for vehicle related reasons.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 33 through 35 for more details.)
For the three months ended March 31, 2016 and 2015, our average self-pay monthly churn rate was 1.9% and 1.8%, respectively.  The increase was due to increases in vehicle related and voluntary churn.
New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 33 through 35 for more details).
For the three months ended March 31, 2016 and 2015, our new vehicle consumer conversion rate was 38% and 40%, respectively.  The decrease in the new vehicle consumer conversion rate was primarily due to an increased vehicle penetration rate as well as lower conversion of first-time buyers and lessees of satellite enabled cars.
ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services business), net advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 33 through 35 for more details.)

For the three months ended March 31, 2016 and 2015, ARPU was $12.66 and $12.26, respectively.  The increase was driven primarily by increases in certain of our subscription rates, partially offset by growth in subscription discounts offered through customer acquisition and retention programs.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 33 through 35 for more details.)
For the three months ended March 31, 2016 and 2015, SAC, per installation, was $34 and $33, respectively.  The increase was primarily due to lower aftermarket production, partially offset by improvements in contractual OEM and technology rates.
Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (For a reconciliation to GAAP see the accompanying glossary on pages 33 through 35 for more details.)
For the three months ended March 31, 2016 and 2015, customer service and billing expenses, per average subscriber, was $1.01.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (For a reconciliation to GAAP see the accompanying glossary on pages 33 through 35 for more details.)
For the three months ended March 31, 2016 and 2015, free cash flow was $328,217 and $276,232, respectively, an increase of $51,985, or 19%.  The increase was primarily driven by higher net cash provided by operating activities from improved operating performance and higher collections from subscribers.
Adjusted EBITDA. EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other income as well as certain other non-cash charges, such as certain purchase price accounting adjustments and share-based payment expense. (For a reconciliation to GAAP see the accompanying glossary on pages 33 through 35 for more details.)
For the three months ended March 31, 2016 and 2015, adjusted EBITDA was $441,367 and $399,227, respectively, an increase of 11%, or $42,140.  The increase was due to growth in revenues primarily as a result of the increase in our subscriber base and certain of our subscription rates, partially offset by higher costs associated with the growth in our revenues and subscriber base.
Liquidity and Capital Resources
Cash Flows for the three months ended March 31, 2016 compared with the three months ended March 31, 2015
As of March 31, 2016 and December 31, 2015, we had $101,952 and $111,838, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	Unaudited
	For the Three Months Ended March 31,
	2016	2015	2016 vs 2015
Net cash provided by operating activities	$362,186	$310,029	$52,157
Net cash used in investing activities	(33,969)	(33,797)	(172)
Net cash (used in) provided by financing activities	(338,103)	58,087	(396,190)
Net (decrease) increase in cash and cash equivalents	(9,886)	334,319	(344,205)
Cash and cash equivalents at beginning of period	111,838	147,724	(35,886)
Cash and cash equivalents at end of period	$101,952	$482,043	$(380,091)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $52,157 to $362,186 for the three months ended March 31, 2016 from $310,029 for the three months ended March 31, 2015.

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
Cash Flows (Used in) Provided by Financing Activities
Cash flows used in financing activities consists of the issuance and repayment of long-term debt, cash used in our stock option program and the purchase of common stock under our share repurchase program.  Proceeds from long-term debt, related party debt and equity issuances have been used to fund our operations, construct and launch new satellites and invest in other infrastructure improvements.
Cash flows provided by financing activities in the first quarter of 2016 were due to borrowings under the Credit Facility. Cash flows used in financing activities in the first quarter of 2016 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $594,450 and repayments under the Credit Facility. Cash flows provided by financing activities in the first quarter of 2015 were due to the issuance of $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2025 and borrowings under the Credit Facility.  Cash flows used in financing activities in the first quarter of 2015 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $535,216 and repayments under the Credit Facility.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, working capital requirements, legal settlements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of March 31, 2016, $1,150,000 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents as well as debt capacity to cover our estimated short-term and long-term funding needs, as well as fund stock repurchases and any strategic opportunities.
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
Stock Repurchase Program
Since December 2012, our board of directors has approved for repurchase an aggregate of $8,000,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.
As of March 31, 2016, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1,942,462 shares for $6,889,619, and $1,110,381 remained available under our stock repurchase program.  We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and future borrowings.

Debt Covenants
The indentures governing Sirius XM's senior notes, and the agreement governing the Credit Facility include restrictive covenants.  As of March 31, 2016, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 10 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 13 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments,” refer to Note 13 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Related Party Transactions
For a discussion of “Related Party Transactions,” refer to Note 9 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates since December 31, 2015.

Glossary
Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other income as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our on-going core operating results period over period, (ii) base our internal budgets and (iii) compensate management. As such, adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable):  (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) depreciation and amortization, (iii) share-based payment expense and (iv) other significant operating expense (income) that do not relate to the on-going performance of our business.  The purchase price accounting adjustments include the elimination of deferred revenue associated with the investment in XM Canada, and elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with programming providers.  We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry.  We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business.
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

	Unaudited
	For the Three Months Ended March 31,
	2016	2015
Net income:	$171,339	$105,692
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues	1,813	1,813
Operating expenses	—	(836)
Share-based payment expense	23,693	19,417
Depreciation and amortization	67,627	65,027
Interest expense	78,400	69,908
Other income	(10,848)	(723)
Income tax expense	109,343	138,929
Adjusted EBITDA	$441,367	$399,227

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

	Unaudited
	For the Three Months Ended March 31,
	2016	2015
Subscriber revenue, excluding connected vehicle	$984,984	$888,381
Add: advertising revenue	31,541	26,873
Add: other subscription-related revenue	114,071	92,654
	$1,130,596	$1,007,908
Daily weighted average number of subscribers	29,767	27,406
ARPU	$12.66	$12.26
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

	Unaudited
	For the Three Months Ended March 31,
	2016	2015
Customer service and billing expenses, excluding connected vehicle	$91,171	$84,061
Less: share-based payment expense	(806)	(695)
	$90,365	$83,366
Daily weighted average number of subscribers	29,767	27,406
Customer service and billing expenses, per average subscriber	$1.01	$1.01
Free cash flow - is derived from cash flow provided by operating activities, net of additions to property and equipment, restricted and other investment activity and the return of capital from investment in unconsolidated entity.  Free cash flow is calculated as follows:

	Unaudited
	For the Three Months Ended March 31,
	2016	2015
Cash Flow information
Net cash provided by operating activities	$362,186	$310,029
Net cash used in investing activities	$(33,969)	$(33,797)
Net cash (used in) provided by financing activities	$(338,103)	$58,087
Free Cash Flow
Net cash provided by operating activities	$362,186	$310,029
Additions to property and equipment	(30,171)	(29,831)
Purchases of restricted and other investments	(3,798)	(3,966)
Free cash flow	$328,217	$276,232

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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period.  SAC, per installation, is calculated as follows:

	Unaudited
	Three Months Ended March 31,
	2016	2015
Subscriber acquisition costs	$132,449	$122,260
Less: margin from direct sales of radios and accessories	(17,342)	(15,996)
	$115,107	$106,264
Installations	3,430	3,221
SAC, per installation	$34	$33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of March 31, 2016, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
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

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below.
Telephone Consumer Protection Act Suits.  We are a defendant in several purported class action suits that allege that we, or call center vendors acting on our behalf, made calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  The plaintiffs in these actions allege, among other things, that we called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked his or her prior consent.  In one of the actions, the plaintiff also alleges that we violated the TCPA’s call time restrictions and, in one of the other actions the plaintiff, also alleges that we violated the TCPA’s do not call restrictions. These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.), and Anthony Parker v. Sirius XM Radio Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla), and are described in Item 3., Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2015.
On April 5, 2016, we entered into a memorandum of understanding to settle these purported class action suits. The settlement is expected to resolve the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones. As part of this settlement, we will agree to pay $35 million in cash (from which notice, administration and other costs and attorneys’ fees will be paid), to offer participating class members the option of receiving three months of our Select service for no charge, and to enter into agreements to make modifications to the system architecture of certain call center vendors. The memorandum of understanding is subject to the execution of a definitive settlement agreement and court approval, neither of which can be assured.
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
This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA.  Information concerning the action is publicly available in filings under the docket numbers. The outcome of this matter is inherently unpredictable and subject to significant uncertainties, many of which are beyond our control. No provision was made for losses to the extent such are not probable and estimable. We believe we have substantial defenses to the claims asserted, and intend to defend this action vigorously.
Other Matters.  In the ordinary course of business, we are a defendant in various other lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property.  None of these other matters, in our opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors previously disclosed in response to Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since December 2012, our board of directors has approved for repurchase an aggregate of $8.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of March 31, 2016, our cumulative repurchases since December 2012 under our stock repurchase program totaled 1.9 billion shares for $6.9 billion, and $1.1 billion remained available under our stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2016 - January 31, 2016	51,883,478	$3.74	51,883,478	$1,504,733,481
February 1, 2016 - February 29, 2016	65,582,001	$3.55	65,582,001	$1,272,124,003
March 1, 2016 - March 31, 2016	41,500,000	$3.90	41,500,000	$1,110,380,603
Total	158,965,479	$3.70	158,965,479

(a)	These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April 2016.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1*	Amendment to the Employment Agreement between Sirius XM Radio Inc. and James A. Cady, dated as of February 23, 2016 (filed herewith).

31.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of David J. Frear, Senior Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certificate of David J. Frear, Senior Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2016 and 2015; (ii) Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the three months ended March 31, 2016 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements (Unaudited).

 ____________________
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