Form 10-Q
period 2016-06-30
SIRIUS XM HOLDINGS INC.
filed 2016-07-26
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________
COMMISSION FILE NUMBER 001-34295

SIRIUS XM HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3916511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas, 11th Floor
New York, New York	10104
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 22, 2016)
COMMON STOCK, $0.001 PAR VALUE	4,877,889,221	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue:
Subscriber revenue	$1,033,284	$940,077	$2,042,966	$1,851,547
Advertising revenue	33,521	28,839	65,062	55,712
Equipment revenue	27,858	29,263	54,979	54,104
Other revenue	140,903	125,031	273,569	242,837
Total revenue	1,235,566	1,123,210	2,436,576	2,204,200
Operating expenses:
Cost of services:
Revenue share and royalties	264,385	331,517	516,129	544,495
Programming and content	83,645	69,370	168,745	140,516
Customer service and billing	93,712	91,932	190,579	184,029
Satellite and transmission	34,847	21,714	58,385	43,018
Cost of equipment	9,728	10,930	19,507	19,775
Subscriber acquisition costs	128,956	136,504	261,405	258,764
Sales and marketing	91,358	86,493	180,084	165,237
Engineering, design and development	18,893	16,088	38,334	31,048
General and administrative	81,178	72,137	158,683	151,960
Depreciation and amortization	66,708	67,096	134,335	132,123
Total operating expenses	873,410	903,781	1,726,186	1,670,965
Income from operations	362,156	219,429	710,390	533,235
Other income (expense):
Interest expense	(83,396)	(75,380)	(161,796)	(145,288)
Other income	2,515	4,221	13,363	4,944
Total other expense	(80,881)	(71,159)	(148,433)	(140,344)
Income before income taxes	281,275	148,270	561,957	392,891
Income tax expense	(108,260)	(45,421)	(217,603)	(184,350)
Net income	$173,015	$102,849	$344,354	$208,541
Foreign currency translation adjustment, net of tax	(15)	(9)	434	(9)
Total comprehensive income	$173,000	$102,840	$344,788	$208,532
Net income per common share:
Basic	$0.04	$0.02	$0.07	$0.04
Diluted	$0.03	$0.02	$0.07	$0.04
Weighted average common shares outstanding:
Basic	4,938,820	5,443,590	5,002,070	5,506,818
Diluted	4,988,247	5,507,601	5,049,571	5,570,445

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$476,453	$111,838
Receivables, net	225,380	234,782
Inventory, net	26,276	22,295
Related party current assets	4,912	5,941
Prepaid expenses and other current assets	200,356	187,033
Total current assets	933,377	561,889
Property and equipment, net	1,373,874	1,415,401
Intangible assets, net	2,568,648	2,593,346
Goodwill	2,205,107	2,205,107
Related party long-term assets	4,900	—
Deferred tax assets	910,510	1,115,731
Other long-term assets	143,429	155,188
Total assets	$8,139,845	$8,046,662
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$617,848	$625,313
Accrued interest	97,103	91,655
Current portion of deferred revenue	1,815,426	1,771,915
Current maturities of long-term debt	5,611	4,764
Related party current liabilities	2,840	2,840
Total current liabilities	2,538,828	2,496,487
Deferred revenue	163,386	157,609
Long-term debt	6,096,808	5,443,614
Related party long-term liabilities	9,375	10,795
Deferred tax liabilities	6,681	6,681
Other long-term liabilities	99,886	97,967
Total liabilities	8,914,964	8,213,153
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity:
Common stock, par value $0.001; 9,000,000 shares authorized; 4,893,341 and 5,153,451 shares issued; 4,888,341 and 5,147,647 outstanding at June 30, 2016 and December 31, 2015, respectively	4,893	5,153
Accumulated other comprehensive loss, net of tax	(68)	(502)
Additional paid-in capital	3,826,370	4,783,795
Treasury stock, at cost; 5,000 and 5,804 shares of common stock at June 30, 2016 and December 31, 2015, respectively	(19,458)	(23,727)
Accumulated deficit	(4,586,856)	(4,931,210)
Total stockholders’ (deficit) equity	(775,119)	(166,491)
Total liabilities and stockholders’ (deficit) equity	$8,139,845	$8,046,662

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance at December 31, 2015	5,153,451	$5,153	$(502)	$4,783,795	5,804	$(23,727)	$(4,931,210)	$(166,491)
Comprehensive income, net of tax	—	—	434	—	—	—	344,354	344,788
Share-based payment expense	—	—	—	43,331	—	—	—	43,331
Exercise of options and vesting of restricted stock units	2,145	2	—	(2)	—	—	—	—
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(5,384)	—	—	—	(5,384)
Common stock repurchased	—	—	—	—	261,451	(991,363)	—	(991,363)
Common stock retired	(262,255)	(262)	—	(995,370)	(262,255)	995,632	—	—
Balance at June 30, 2016	4,893,341	$4,893	$(68)	$3,826,370	5,000	$(19,458)	$(4,586,856)	$(775,119)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$344,354	$208,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,335	132,123
Non-cash interest expense, net of amortization of premium	4,230	3,868
Provision for doubtful accounts	25,707	21,919
Amortization of deferred income related to equity method investment	(1,388)	(1,388)
Gain on unconsolidated entity investments, net	(8,451)	—
Dividend received from unconsolidated entity investment	7,160	7,677
Loss on disposal of assets	12,912	—
Share-based payment expense	47,870	38,941
Deferred income taxes	205,221	177,739
Other non-cash purchase price adjustments	—	(1,394)
Changes in operating assets and liabilities:
Receivables	(16,305)	(41,665)
Inventory	(3,981)	(5,202)
Related party, net	(2,191)	(4,117)
Prepaid expenses and other current assets	(14,052)	(44,821)
Other long-term assets	15,081	(62,663)
Accounts payable and accrued expenses	(12,869)	199,532
Accrued interest	5,448	16,803
Deferred revenue	49,288	66,179
Other long-term liabilities	1,919	269
Net cash provided by operating activities	794,288	712,341
Cash flows from investing activities:
Additions to property and equipment	(67,172)	(61,229)
Purchases of restricted and other investments	(3,953)	(3,966)
Net cash used in investing activities	(71,125)	(65,195)
Cash flows from financing activities:
Taxes paid in lieu of shares issued for stock-based compensation	(5,379)	(15,420)
Proceeds from long-term borrowings and revolving credit facility, net of costs	1,387,294	1,259,346
Repayment of long-term borrowings and revolving credit facility	(744,831)	(660,549)
Common stock repurchased and retired	(995,632)	(1,084,194)
Net cash used in financing activities	(358,548)	(500,817)
Net increase in cash and cash equivalents	364,615	146,329
Cash and cash equivalents at beginning of period	111,838	147,724
Cash and cash equivalents at end of period	$476,453	$294,053

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$148,398	$118,265
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$6,647	$7,487
Treasury stock not yet settled	$19,458	$35,795

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
Recent Development
On May 12, 2016, our subsidiary, Sirius XM Radio Inc. (“Sirius XM”), entered into an arrangement agreement (the “Arrangement Agreement”) with Sirius XM Canada Holdings Inc. ("Sirius XM Canada"), an entity in which Sirius XM currently holds an approximate 37% economic interest and 25% voting interest. Pursuant to the Arrangement Agreement, Sirius XM and certain Canadian shareholders will form a new company to acquire shares of Sirius XM Canada not already owned by them pursuant to a plan of arrangement (the “Transaction”). In connection with the Transaction, Sirius XM Canada’s shareholders will be entitled to elect to receive, for each share of Sirius XM Canada held, C$4.50 (U.S. $3.50 as of May 12, 2016) in (i) cash, (ii) shares of our common stock, (iii) a security exchangeable for shares of our common stock, or (iv) a combination thereof; provided that no more than 50% of the total consideration in the Transaction (or up to 35,000 shares) will be issued in our common stock and exchangeable shares. All of the obligations of Sirius XM under the Arrangement Agreement are guaranteed by us.
Following the Transaction, Sirius XM is expected to hold a 70% economic interest and 33% voting interest in Sirius XM Canada, with the remainder of the voting power and economic interest held by Slaight Communications and Obelysk Media, two of Sirius XM Canada’s current Canadian shareholders. Sirius XM expects to contribute to Sirius XM Canada approximately U.S. $275,000 in connection with the Transaction (assuming that all shareholders elect to receive cash in connection with the Transaction), which amount is expected to be used to pay the cash consideration to Sirius XM Canada’s shareholders and will be decreased proportionately if shareholders elect to receive consideration in shares of our common stock or securities exchangeable for our common stock.
The Transaction is subject to the approval of two-thirds of the shareholders of Sirius XM Canada, as well as a majority of the minority shareholders of Sirius XM Canada. The Transaction is also subject to receipt of court and Canadian Radio-

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Television and Telecommunications Commission approval. Pending receipt of all necessary approvals, the Transaction is expected to close no later than end of the fourth quarter of 2016.
Basis of Presentation
This Quarterly Report on Form 10-Q presents information for Sirius XM Holdings Inc. (“Holdings”).  Holdings has no operations independent of its wholly-owned subsidiary Sirius XM.
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
Certain numbers in our prior period consolidated financial statements have been reclassified to conform to our current period presentation. All significant intercompany transactions have been eliminated in consolidation. In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 and have determined no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 15.
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

(2)	Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of June 30, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Our assets and liabilities measured at fair value were as follows:

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Sirius XM Canada Holdings Inc. (“Sirius XM Canada”) - investment (a)	$166,808	—	—	$166,808	$141,850	—	—	$141,850
Liabilities:
Debt (b)	—	$6,264,195	—	$6,264,195	—	$5,649,173	—	$5,649,173

(a)	This amount approximates fair value. The carrying value of our investment in Sirius XM Canada was $4,590 and $0 as of June 30, 2016 and December 31, 2015, respectively.

(b)
The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm.  Refer to Note 10 for information related to the carrying value of our debt as of June 30, 2016 and December 31, 2015.

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture calculations, and classification on the statement of cash flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We plan to early adopt this ASU in the third quarter of 2016, and we expect to recognize approximately $300 million of additional tax-effected net operating losses related to excess share-based compensation deductions that were previously not recorded in our financial statements. This will increase our Deferred tax assets and decrease our Accumulated deficit in our consolidated financial statements upon adoption of this ASU.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We plan to adopt this ASU on January 1, 2019. We plan to use a modified retrospective approach to adopt this ASU. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In August 2015, the FASB issued ASU 2015-14 which amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016.  We plan to adopt this ASU on January 1, 2018.  In 2016, the FASB issued additional guidance which clarified principal versus agent considerations, identification of performance obligations and the implementation guidance for licensing. In addition, the FASB issued guidance regarding practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU.  We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(3)	Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and six months ended June 30, 2016 and 2015.
Common stock equivalents of 232,784 and 113,067 for the three months ended June 30, 2016 and 2015, respectively, and 238,391 and 114,443 for the six months ended June 30, 2016 and 2015, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income available to common stockholders for basic and diluted net income per common share	$173,015	$102,849	$344,354	$208,541
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,938,820	5,443,590	5,002,070	5,506,818
Weighted average impact of dilutive equity instruments	49,427	64,011	47,501	63,627
Weighted average shares for diluted net income per common share	4,988,247	5,507,601	5,049,571	5,570,445
Net income per common share:
Basic	$0.04	$0.02	$0.07	$0.04
Diluted	$0.03	$0.02	$0.07	$0.04

(4)	Receivables, net
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
Receivables, net, consists of the following:

	June 30, 2016	December 31, 2015
Gross customer accounts receivable	$102,266	$98,740
Allowance for doubtful accounts	(6,974)	(6,118)
Customer accounts receivable, net	$95,292	$92,622
Receivables from distributors	106,484	120,012
Other receivables	23,604	22,148
Total receivables, net	$225,380	$234,782

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
Inventory, net, consists of the following:

	June 30, 2016	December 31, 2015
Raw materials	$12,971	$11,085
Finished goods	23,401	21,159
Allowance for obsolescence	(10,096)	(9,949)
Total inventory, net	$26,276	$22,295

(6)	Goodwill
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
As of June 30, 2016, there were no indicators of impairment, and no impairment loss was recorded for goodwill during the three and six months ended June 30, 2016 and 2015.  As of June 30, 2016, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the “Merger”) between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (“XM”), was $4,766,190, which was recognized during the year ended December 31, 2008.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(7)	Intangible Assets
Our intangible assets include the following:

		June 30, 2016			December 31, 2015
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(351,214)	28,786	380,000	(336,822)	43,178
OEM relationships	15 years	220,000	(39,111)	180,889	220,000	(31,778)	188,222
Licensing agreements	12 years	45,289	(28,819)	16,470	45,289	(26,977)	18,312
Proprietary software	8 years	27,215	(18,783)	8,432	27,215	(17,752)	9,463
Developed technology	10 years	2,000	(1,583)	417	2,000	(1,483)	517
Leasehold interests	7.4 years	—	—	—	132	(132)	—
Total intangible assets		$3,008,158	$(439,510)	$2,568,648	$3,008,290	$(414,944)	$2,593,346

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
Our annual impairment assessment of our identifiable indefinite intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As of June 30, 2016, there were no indicators of impairment, and no impairment loss was recorded for intangible assets with indefinite lives during the three and six months ended June 30, 2016 and 2015.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $12,258 and $13,021 for the three months ended June 30, 2016 and 2015, respectively, and $24,698 and $26,244 for the six months ended June 30, 2016 and 2015, respectively. Expected amortization expense for the remaining period in 2016, each of the fiscal years 2017 through 2020 and for periods thereafter is as follows:

Years ending December 31,	Amount
2016 (remaining)	$23,847
2017	34,882
2018	19,463
2019	19,026
2020	18,446
Thereafter	119,330
Total definite life intangible assets, net	$234,994

(8)	Property and Equipment
Property and equipment, net, consists of the following:

	June 30, 2016	December 31, 2015
Satellite system	$2,388,000	$2,388,000
Terrestrial repeater network	126,417	117,127
Leasehold improvements	50,608	49,407
Broadcast studio equipment	79,955	70,888
Capitalized software and hardware	495,519	466,464
Satellite telemetry, tracking and control facilities	75,925	75,440
Furniture, fixtures, equipment and other	79,817	81,871
Land	38,411	38,411
Building	60,624	60,487
Construction in progress	98,720	101,324
Total property and equipment	3,493,996	3,449,419
Accumulated depreciation and amortization	(2,120,122)	(2,034,018)
Property and equipment, net	$1,373,874	$1,415,401
Construction in progress consists of the following:

	June 30, 2016	December 31, 2015
Satellite system	$—	$12,912
Terrestrial repeater network	1,037	25,578
Capitalized software	74,628	37,064
Other	23,055	25,770
Construction in progress	$98,720	$101,324
Depreciation expense on property and equipment was $54,450 and $54,075 for the three months ended June 30, 2016 and 2015, respectively, and $109,637 and $105,879 for the six months ended June 30, 2016 and 2015, respectively.  We retired property and equipment of $36,512 and $8,239 during the six months ended June 30, 2016 and 2015, respectively. We recognized a loss on disposal of assets of $12,912, which has been recorded in Satellite and transmission expense in our

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

unaudited consolidated statements of comprehensive income during the three and six months ended June 30, 2016, which related to the disposal of certain obsolete spare parts for a future satellite.
Satellites
As of June 30, 2016, we owned a fleet of eight satellites, of which five were operating.  The chart below provides certain information on our satellites as of June 30, 2016:

Satellite Description	Year Delivered	Estimated End of Depreciable Life
FM-1*	2000	2013
FM-2*	2000	2013
FM-3*	2000	2015
FM-5	2009	2024
FM-6	2013	2028
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025
* Satellite was fully depreciated as of June 30, 2016. As of April 7, 2016, these satellites were no longer being used to transmit satellite radio.  We plan to deorbit these satellites during 2016.

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

Sirius XM Canada
We hold an equity method investment in Sirius XM Canada.  We own approximately 47,300 of Sirius XM Canada’s Class A shares on a converted basis, representing an approximate 37% equity interest and an approximate 25% voting interest.  We primarily provide programming and content services to Sirius XM Canada and are reimbursed from Sirius XM Canada for certain product development costs, production and distribution of chipset radios, as well as for information technology and streaming support costs. Refer to Note 1 Business & Basis of Presentation for information on the pending transaction with Sirius XM Canada.
We had the following related party balances associated with Sirius XM Canada:

	June 30, 2016	December 31, 2015
Related party current assets	$4,912	$5,941
Related party long-term assets	$4,900	$—
Related party current liabilities	$2,840	$2,840
Related party long-term liabilities	$9,375	$10,795
Our related party current asset balances primarily consist of activation fees and programming and chipset costs for which we are reimbursed.  Our related party long-term asset balance as of June 30, 2016 primarily included our investment balance in Sirius XM Canada. Our related party liabilities as of June 30, 2016 and December 31, 2015 included $2,776 for the current portion of deferred revenue and $9,252 and $10,639, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

We recorded the following revenue and other income associated with Sirius XM Canada in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue (a)	$10,667	$12,979	$20,578	$26,496
Other income
Share of net earnings (b)	$2,177	$—	$8,451	$—
Dividends (c)	$—	$4,013	$3,575	$4,989

(a)
Under our agreements with Sirius XM Canada, we currently receive a percentage-based royalty of 10% and 15% for certain types of subscription revenue earned by Sirius XM Canada for Sirius and XM platforms, respectively; and additional royalties for premium services and royalties for activation fees and reimbursements for other charges.  We record revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income.  The current license and services agreement entered into with Sirius Canada will expire in 2017.  The current license agreement entered into with XM Canada will expire in 2020.

(b)
We recognize our proportionate share of earnings or losses of Sirius XM Canada as they occur as a component of Other income in our unaudited consolidated statements of comprehensive income on a one month lag.

(c)
Sirius XM Canada paid gross dividends to us of $3,973 and $4,013 during the three months ended June 30, 2016 and 2015, respectively, and $7,548 and $7,990 during the six months ended June 30, 2016 and 2015, respectively.  These dividends were first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance existed and then as Other income for the remaining portion.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(10)	Debt
Our debt as of June 30, 2016 and December 31, 2015 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at June 30, 2016	June 30, 2016	December 31, 2015
Sirius XM (b)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November15	$500,000	$496,671	$496,282
Sirius XM (b)	September 2013	5.875% Senior Notes (the "5.875% Notes")	October 1, 2020	semi-annually on April 1 and October 1	650,000	645,207	644,720
Sirius XM (b)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	600,000	596,048	595,720
Sirius XM (b)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May 15 and November 15	500,000	495,854	495,602
Sirius XM (b)	May 2014	6.00% Senior Notes (the "6.00% Notes")	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,485,866	1,485,196
Sirius XM (b)	March 2015	5.375% Senior Notes (the "5.375% Notes due 2025")	April 15, 2025	semi-annually on April 15 and October 15	1,000,000	989,887	989,446
Sirius XM (b)(c)	May 2016	5.375% Senior Notes (the "5.375% Notes due 2026")	July 15, 2026	semi-annually on January 15 and July 15	1,000,000	988,838	—
Sirius XM (b)(d)	August 2012	5.25% Senior Secured Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	400,000	395,950	395,675
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 16, 2020	variable fee paid quarterly	1,750,000	—	340,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	16,441	12,892
Total Debt						6,110,762	5,455,533
Less: total current maturities						5,611	4,764
Less: total deferred financing costs for Notes						8,343	7,155
Total long-term debt						$6,096,808	$5,443,614

(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.

(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

(c)	In May 2016, Sirius XM issued $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2026, with an original issuance discount of $11,250.

(d)	The liens securing the 5.25% Notes are equal and ratable to the liens granted to secure the Credit Facility.

(e)
In December 2012, Sirius XM entered into a five-year Credit Facility with a syndicate of financial institutions for $1,250,000.  In June 2015, Sirius XM entered into an amendment to increase the total borrowing capacity under the Credit Facility to $1,750,000 and to extend the maturity to June 2020.  Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.30% per annum as of June 30, 2016.  As of June 30, 2016, $1,750,000 was available for future borrowing under the Credit Facility.  Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.

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
At June 30, 2016 and December 31, 2015, we were in compliance with our debt covenants.

(11)	Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000,000 shares of common stock. There were 4,893,341 and 5,153,451 shares of common stock issued and 4,888,341 and 5,147,647 shares outstanding on June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016, common stock of 356,766 shares were reserved for issuance in connection with outstanding incentive stock based awards and common stock to be granted to members of our board of directors, employees and third parties.
Stock Repurchase Program
Since December 2012, our board of directors has approved for repurchase an aggregate of $8,000,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2016, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,044,947 shares for $7,292,503, and $707,497 remained available under our stock repurchase program.
The following table summarizes our total share repurchase activity for the six months ended:

	June 30, 2016		June 30, 2015
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market (a)	261,451	$991,363	288,156	$1,093,955

(a)
As of June 30, 2016, $19,458 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders’ (deficit) equity.

Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50,000 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of June 30, 2016 and December 31, 2015.

(12)	Benefit Plans
We recognized share-based payment expense of $24,177 and $19,524 for the three months ended June 30, 2016 and 2015, respectively, and $47,870 and $38,941 for the six months ended June 30, 2016 and 2015, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deem appropriate.  Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards.  Stock-based awards granted under the 2015 Plan are generally subject to a vesting requirement.  Stock options generally expire ten years from the date of grant.  Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of June 30, 2016, 230,845 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.2%	1.3%	1.2%	1.3%
Expected life of options — years	3.79	3.83	3.78	3.83
Expected stock price volatility	24%	26%	24%	26%
Expected dividend yield	0%	0%	0%	0%
There were no options granted to third parties during the three and six months ended June 30, 2016 and 2015.  Since we have not historically paid dividends on our common stock, the dividend yield used in the Black-Scholes-Merton option value was zero for all periods.
The following table summarizes stock option activity under our share-based plans for the six months ended June 30, 2016:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	338,481	$3.29
Granted	16,007	$3.87
Exercised	(6,694)	$1.97
Forfeited, cancelled or expired	(8,446)	$4.43
Outstanding as of June 30, 2016	339,348	$3.32	7.26	$216,996
Exercisable as of June 30, 2016	113,974	$2.47	5.37	$168,234
The weighted average grant date fair value per share of options granted during the six months ended June 30, 2016 was $0.78.  The total intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015 was $12,942 and $39,795, respectively.  During the six months ended June 30, 2016, the number of net settled shares which were issued as a result of stock option exercises was 2,020.
We recognized share-based payment expense associated with stock options of $18,987 and $16,553 for the three months ended June 30, 2016 and 2015, respectively, and $38,026 and $33,244 for the six months ended June 30, 2016 and 2015, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

The following table summarizes the restricted stock unit and stock award activity under our share-based plans for the six months ended June 30, 2016:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2015	16,088	$3.73
Granted	1,814	$3.91
Vested	(193)	$3.91
Forfeited	(292)	$3.67
Nonvested as of June 30, 2016	17,417	$3.74
The total intrinsic value of restricted stock units and stock awards vesting during the six months ended June 30, 2016 and 2015 was $765 and $300, respectively. During the six months ended June 30, 2016, the number of net settled shares which were issued as a result of restricted stock units and stock awards vesting was 125.
We recognized share-based payment expense associated with restricted stock units and stock awards of $5,190 and $2,971 during the three months ended June 30, 2016 and 2015, respectively, and $9,844 and $5,697 for the six months ended June 30, 2016 and 2015, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units granted to employees, members of our board of directors and third parties at June 30, 2016 and December 31, 2015, net of estimated forfeitures, were $211,320 and $261,628, respectively.  The total unrecognized compensation costs at June 30, 2016 are expected to be recognized over a weighted-average period of 2.4 years.
401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We recognized $1,526 and $1,513 in expense during the three months ended June 30, 2016 and 2015, respectively, and $3,217 and $4,540 in expense during six months ended June 30, 2016 and 2015, respectively.
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
 As of June 30, 2016, the fair value of the investments in the trust was $4,240, which is included in Other long-term assets in our unaudited consolidated balance sheets and is classified as trading securities.  Trading gains and losses associated with the trust are recorded in Other income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administration expense within our unaudited consolidated statements of comprehensive income.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(13)	Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of June 30, 2016:

	2016	2017	2018	2019	2020	Thereafter	Total
Debt obligations	$2,886	$5,485	$4,477	$3,169	$1,150,424	$5,000,000	$6,166,441
Cash interest payments	143,500	348,922	341,027	340,928	328,730	1,058,688	2,561,795
Satellite and transmission	8,052	3,919	4,267	4,623	4,717	9,756	35,334
Programming and content	120,628	228,410	205,859	188,103	163,382	298,650	1,205,032
Marketing and distribution	12,093	14,963	12,584	10,141	4,645	4,600	59,026
Satellite incentive payments	5,749	13,296	14,302	10,652	7,918	35,609	87,526
Operating lease obligations	20,147	44,530	42,943	38,773	36,384	180,227	363,004
Other	76,542	22,494	7,814	1,213	384	40	108,487
Total (1)	$389,597	$682,019	$633,273	$597,602	$1,696,584	$6,587,570	$10,586,645

(1)	The table does not include our reserve for uncertain tax positions, which at June 30, 2016 totaled $5,072, as the specific timing of any cash payments cannot be projected with reasonable certainty.
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
Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions.  The cost of our stock acquired but not paid for as of June 30, 2016 is also included in this category.
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
On April 5, 2016, we entered into a memorandum of understanding to settle these purported class action suits. The settlement is expected to resolve the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones. As part of this settlement, we will agree to pay $35,000 in cash (from which notice, administration and other costs and attorneys’ fees will be paid), to offer participating class members the option of receiving three months of our Select service for no charge, and to enter into agreements to make modifications to the practices of certain call center vendors. The memorandum of understanding is subject to the execution of a definitive settlement agreement and court approval, neither of which can be assured.
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
We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM.  Income tax expense for the three months ended June 30, 2016 and 2015 was $108,260 and $45,421, respectively, and $217,603 and $184,350 for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate for the three and six months ended June 30, 2016 was 38.5% and 38.7%, respectively. We estimate our annual effective tax rate for the year ending December 31, 2016 will be 38.0%. Our effective tax rate for the three and six months ended June 30, 2015 was 30.6% and 46.9%, respectively, primarily due to the effect of a tax law change in the District of Columbia during the three months ended March 31, 2015 and in New York City during the three months ended June 30, 2015. The tax law change in the District of Columbia will reduce our future taxes and thus we will use less of certain net operating losses in the future which resulted in a $44,392 increase in our valuation allowance during the three months ended March 31, 2015. The tax law change in New York City will increase certain net operating losses to be utilized in the future which resulted in a $16,945 increase in our deferred tax asset during the three months ended June 30, 2015.
As of June 30, 2016 and December 31, 2015, we had a valuation allowance related to deferred tax assets of $47,773 and $49,095, respectively, that were not likely to be realized due to certain net operating loss limitations and acquired net operating losses that we were not more likely than not going to utilize.

(15)	Subsequent Events
Stock Repurchase Program
For the period from July 1, 2016 to July 22, 2016, we repurchased 11,655 shares of our common stock on the open market for an aggregate purchase price of $47,395, including fees and commissions.

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
As of June 30, 2016, we had approximately 30.6 million subscribers of which approximately 25.1 million were self-pay subscribers and approximately 5.5 million were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, and data services who do not also have satellite radio subscriptions.  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and the Sirius XM Canada service are not included in our subscriber count or subscriber-based operating metrics.
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

Recent Development
On May 12, 2016, our subsidiary, Sirius XM Radio Inc. (“Sirius XM”), entered into an arrangement agreement (the “Arrangement Agreement”) with Sirius XM Canada Holdings Inc. ("Sirius XM Canada"), an entity in which Sirius XM currently holds an approximate 37% economic interest and 25% voting interest. Pursuant to the Arrangement Agreement, Sirius XM and certain Canadian shareholders will form a new company to acquire shares of Sirius XM Canada not already owned by them pursuant to a plan of arrangement (the “Transaction”). In connection with the Transaction, Sirius XM Canada’s shareholders will be entitled to elect to receive, for each share of Sirius XM Canada held, C$4.50 (U.S. $3.50 as of May 12, 2016) in (i) cash, (ii) shares of our common stock, (iii) a security exchangeable for shares of our common stock, or (iv) a combination thereof; provided that no more than 50% of the total consideration in the Transaction (or up to 35,000 shares) will be issued in our common stock and exchangeable shares. All of the obligations of Sirius XM under the Arrangement Agreement are guaranteed by us.
Following the Transaction, Sirius XM is expected to hold a 70% economic interest and 33% voting interest in Sirius XM Canada, with the remainder of the voting power and economic interest held by Slaight Communications and Obelysk Media, two of Sirius XM Canada’s current Canadian shareholders. Sirius XM expects to contribute to Sirius XM Canada approximately U.S. $275,000 in connection with the Transaction (assuming that all shareholders elect to receive cash in connection with the Transaction), which amount is expected to be used to pay the cash consideration to Sirius XM Canada’s shareholders and will be decreased proportionately if shareholders elect to receive consideration in shares of our common stock or securities exchangeable for our common stock.
The Transaction is subject to the approval of two-thirds of the shareholders of Sirius XM Canada, as well as a majority of the minority shareholders of Sirius XM Canada. The Transaction is also subject to receipt of court and Canadian Radio-Television and Telecommunications Commission approval. Pending receipt of all necessary approvals, the Transaction is expected to close no later than end of the fourth quarter of 2016.

Results of Operations
Set forth below are our results of operations for the three and six months ended June 30, 2016 compared with the three and six months ended June 30, 2015.

	Unaudited				2016 vs 2015 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
	2016	2015	2016	2015	Amount	%	Amount	%
Revenue:
Subscriber revenue	$1,033,284	$940,077	$2,042,966	$1,851,547	$93,207	10%	$191,419	10%
Advertising revenue	33,521	28,839	65,062	55,712	4,682	16%	9,350	17%
Equipment revenue	27,858	29,263	54,979	54,104	(1,405)	(5)%	875	2%
Other revenue	140,903	125,031	273,569	242,837	15,872	13%	30,732	13%
Total revenue	1,235,566	1,123,210	2,436,576	2,204,200	112,356	10%	232,376	11%
Operating expenses:
Cost of services:
Revenue share and royalties	264,385	331,517	516,129	544,495	(67,132)	(20)%	(28,366)	(5)%
Programming and content	83,645	69,370	168,745	140,516	14,275	21%	28,229	20%
Customer service and billing	93,712	91,932	190,579	184,029	1,780	2%	6,550	4%
Satellite and transmission	34,847	21,714	58,385	43,018	13,133	60%	15,367	36%
Cost of equipment	9,728	10,930	19,507	19,775	(1,202)	(11)%	(268)	(1)%
Subscriber acquisition costs	128,956	136,504	261,405	258,764	(7,548)	(6)%	2,641	1%
Sales and marketing	91,358	86,493	180,084	165,237	4,865	6%	14,847	9%
Engineering, design and development	18,893	16,088	38,334	31,048	2,805	17%	7,286	23%
General and administrative	81,178	72,137	158,683	151,960	9,041	13%	6,723	4%
Depreciation and amortization	66,708	67,096	134,335	132,123	(388)	(1)%	2,212	2%
Total operating expenses	873,410	903,781	1,726,186	1,670,965	(30,371)	(3)%	55,221	3%
Income from operations	362,156	219,429	710,390	533,235	142,727	65%	177,155	33%
Other income (expense):
Interest expense	(83,396)	(75,380)	(161,796)	(145,288)	(8,016)	(11)%	(16,508)	(11)%
Other income	2,515	4,221	13,363	4,944	(1,706)	(40)%	8,419	170%
Total other expense	(80,881)	(71,159)	(148,433)	(140,344)	(9,722)	(14)%	(8,089)	(6)%
Income before income taxes	281,275	148,270	561,957	392,891	133,005	90%	169,066	43%
Income tax expense	(108,260)	(45,421)	(217,603)	(184,350)	(62,839)	(138)%	(33,253)	(18)%
Net income	$173,015	$102,849	$344,354	$208,541	$70,166	68%	$135,813	65%
Total Revenue
Subscriber Revenue includes subscription, activation and other fees.
For the three months ended June 30, 2016 and 2015, subscriber revenue was $1,033,284 and $940,077, respectively, an increase of 10%, or $93,207. For the six months ended June 30, 2016 and 2015, subscriber revenue was $2,042,966 and $1,851,547, respectively, an increase of 10%, or $191,419. The increase was primarily attributable to an increase in the daily weighted average number of subscribers and increases in certain of our self-pay subscription rates, partially offset by subscription discounts and limited channel plans offered in customer acquisition and retention programs.
We expect subscriber revenues to increase based on the growth of our subscriber base, the effects of increases in certain of our subscription rates and the sale of additional services to subscribers.
Advertising Revenue includes the sale of advertising on certain non-music channels.
For the three months ended June 30, 2016 and 2015, advertising revenue was $33,521 and $28,839, respectively, an increase of 16%, or $4,682. For the six months ended June 30, 2016 and 2015, advertising revenue was $65,062 and $55,712, respectively, an increase of 17%, or $9,350. The increase was primarily due to a greater number of advertising spots sold and transmitted as well as increased rates per spot.
We expect our advertising revenue to continue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.
Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended June 30, 2016 and 2015, equipment revenue was $27,858 and $29,263, respectively, a decrease of 5%, or $1,405. For the six months ended June 30, 2016 and 2015, equipment revenue was $54,979 and $54,104, respectively, an increase of 2%, or $875. The decrease for the three month period was driven by lower sales to distributors, partially offset by higher OEM royalties. The increase for the six month period was driven by higher royalties from an increase in OEM production and a higher royalty rate, partially offset by lower sales to distributors.
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
For the three months ended June 30, 2016 and 2015, other revenue was $140,903 and $125,031, respectively, an increase of 13%, or $15,872. For the six months ended June 30, 2016 and 2015, other revenue was $273,569 and $242,837, respectively, an increase of 13%, or $30,732. The increase was driven by revenues from the U.S. Music Royalty Fee due to higher subscriber volumes on the rate which was increased in the first quarter of 2015 as well as an increase in subscribers.
We expect other revenue to increase as our growing subscriber base drives higher U.S. Music Royalty Fees.
Operating Expenses
Revenue Share and Royalties include distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share.
For the three months ended June 30, 2016 and 2015, revenue share and royalties were $264,385 and $331,517, respectively, a decrease of 20%, or $67,132, and decreased as a percentage of total revenue. For the six months ended June 30, 2016 and 2015, revenue share and royalties were $516,129 and $544,495, respectively, a decrease of 5%, or $28,366, and decreased as a percentage of total revenue. The decrease was due to the pre-1972 settlement charge recorded in the second quarter of 2015 partially offset by greater revenues subject to royalty and revenue sharing arrangements, the addition of certain royalty payments for our use of pre-1972 recordings in accordance with the terms of the July 2015 agreement with the major record companies, and a 5% increase in the statutory royalty rate applicable to our use of post-1972 recordings.
We expect our revenue share and royalty costs to increase as our revenues grow and as the statutory royalty rate applicable to post-1972 sound recordings increases. For the remainder of 2016 and in 2017, we expect to recognize $20,234 and $43,442, respectively, in expense related to the settlement relating to the use of pre-1972 sound recordings. As determined by the Copyright Royalty Board, we have paid or will pay royalties for the use of certain post-1972 sound recordings on our satellite radio service of 10.0%, 10.5% and 11% in 2015, 2016 and 2017, respectively.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended June 30, 2016 and 2015, programming and content expenses were $83,645 and $69,370, respectively, an increase of 21%, or $14,275, and increased as a percentage of total revenue. For the six months ended June 30, 2016 and 2015, programming and content expenses were $168,745 and $140,516, respectively, an increase of 20%, or $28,229, and increased as a percentage of total revenue. The increase was primarily due to renewed programming licenses as well as increased personnel related costs.
We expect our programming and content expenses to increase as we offer additional programming, and renew or replace expiring agreements.
Customer Service and Billing includes costs associated with the operation and management of internal and third party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended June 30, 2016 and 2015, customer service and billing expenses were $93,712 and $91,932, respectively, an increase of 2%, or $1,780, but decreased as a percentage of total revenue. For the six months ended June 30, 2016 and 2015, customer services and billing expenses were $190,579 and $184,029, respectively, an increase of 4%, or $6,550, but decreased as a percentage of total revenue. The increases were primarily due to costs associated with a higher subscriber base driving greater call center costs, transaction fees, and bad debt expense.
We expect our customer service and billing expenses to increase as our subscriber base grows.
Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet streaming and connected vehicle services.
For the three months ended June 30, 2016 and 2015, satellite and transmission expenses were $34,847 and $21,714, respectively, an increase of 60%, or $13,133, and increased as a percentage of total revenue. For the six months ended June 30, 2016 and 2015, satellite and transmission expenses were $58,385 and $43,018, respectively, an increase of 36%, or $15,367, and increased as a percentage of revenue. The increases were primarily due to the loss on disposal of certain obsolete satellite parts of $12,912, recorded in the three months ended June 30, 2016, and costs associated with our connected vehicle business.
We expect satellite and transmission expenses to increase as a result of connected vehicle service costs; partially offset by decreases in Internet streaming costs.
Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended June 30, 2016 and 2015, cost of equipment was $9,728 and $10,930, respectively, a decrease of 11%, or $1,202, and decreased as a percentage of equipment revenue. For the six months ended June 30, 2016 and 2015, cost of equipment was $19,507 and $19,775, respectively, a decrease of 1%, or $268, and decreased as a percentage of equipment revenue. The decrease was primarily due to lower sales to distributors.
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
For the three months ended June 30, 2016 and 2015, subscriber acquisition costs were $128,956 and $136,504, respectively, a decrease of 6%, or $7,548, and decreased as a percentage of total revenue. For the six months ended June 30, 2016 and 2015, subscriber acquisition costs were $261,405 and $258,764, respectively, an increase of 1%, or

$2,641, but decreased as a percentage of total revenue. The decrease for the three month period was driven by lower satellite radio installations in new vehicles and a slight improvement in subsidy rates. The increase for the six month period was driven by costs related to a larger number of satellite radio installations in new vehicles.
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
For the three months ended June 30, 2016 and 2015, sales and marketing expenses were $91,358 and $86,493, respectively, an increase of 6%, or $4,865, but decreased as a percentage of total revenue. For the six months ended June 30, 2016 and 2015, sales and marketing expenses were $180,084 and $165,237, respectively, an increase of 9%, or $14,847, and remained flat as a percentage of total revenue. The increases were primarily due to additional subscriber communications and retention programs associated with a greater number of subscribers and promotional trials as well as higher personnel costs.
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
For the three months ended June 30, 2016 and 2015, engineering, design and development expenses were $18,893 and $16,088, respectively, an increase of 17%, or $2,805, but remained flat as a percentage of total revenue. For the six months ended June 30, 2016 and 2015, engineering, design and development expenses were $38,334 and $31,048, respectively, an increase of 23%, or $7,286, and increased as a percentage of total revenue. The increases were driven primarily by higher personnel related costs.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended June 30, 2016 and 2015, general and administrative expenses were $81,178 and $72,137, respectively, an increase of 13%, or $9,041, but remained flat as a percentage of total revenue. For the six months ended June 30, 2016 and 2015, general and administrative expenses were $158,683 and $151,960, respectively, an increase of 4%, or $6,723, but decreased as a percentage of total revenue. The increase was primarily driven by higher consulting costs, partially offset by lower personnel-related costs.
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
For the three months ended June 30, 2016 and 2015, depreciation and amortization expense was $66,708 and $67,096, respectively, a decrease of 1%, or $388, and decreased as a percentage of total revenue. For the six months ended June 30, 2016 and 2015, depreciation and amortization expense was $134,335 and $132,123, respectively, an increase of 2%, or $2,212, but decreased as a percentage of total revenue. The decrease for the three month period was driven by certain satellites and software reaching the end of their estimated lives, partially offset by additional software and terrestrial repeater assets placed in service. The increase for the six month period was driven by additional software and terrestrial repeater assets placed in service, partially offset by certain satellites reaching the end of their estimated lives.

Other Income (Expense)
Interest Expense includes interest on outstanding debt.
For the three months ended June 30, 2016 and 2015, interest expense was $83,396 and $75,380, respectively, an increase of 11%, or $8,016. For the six months ended June 30, 2016 and 2015, interest expense was $161,796 and $145,288, respectively, an increase of 11%, or $16,508. The increase was primarily due to higher average debt during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.
We expect interest expense to increase in future periods to the extent our total debt outstanding increases.
Other Income primarily includes realized gains and losses, interest income, and our share of the income or loss of Sirius XM Canada.
For the three months ended June 30, 2016 and 2015, interest and investment income was $2,515 and $4,221, respectively. For the six months ended June 30, 2016 and 2015, interest and investment income was $13,363 and $4,944, respectively. The income for the three and six months ended June 30, 2016 was driven by our share of Sirius XM Canada’s net income and by the dividends received from Sirius XM Canada in excess of our investment. The income for the three and six months ended June 30, 2015 was driven by the dividends received from Sirius XM Canada in excess of our investment.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.
For the three months ended June 30, 2016 and 2015, income tax expense was $108,260 and $45,421, respectively. For the six months ended June 30, 2016 and 2015, income tax expense was $217,603 and $184,350, respectively. Our effective tax rate for the three and six months ended June 30, 2016 was 38.5% and 38.7%, respectively. We estimate our annual effective tax rate for the year ending December 31, 2016 will be 38.0%. Our effective tax rate for the three and six months ended June 30, 2015 was 30.6% and 46.9%, respectively, primarily due to the effect of a tax law change in the District of Columbia during the three months ended March 31, 2015 and in New York City during the three months ended June 30, 2015. The tax law change in the District of Columbia will reduce our future taxes and thus we will use less of certain net operating losses in the future which resulted in a $44,392 increase in our valuation allowance during the three months ended March 31, 2015. The tax law change in New York City will increase certain net operating losses to be utilized in the future which resulted in a $16,945 increase in our deferred tax asset during the three months ended June 30, 2015.

Key Financial and Operating Performance Metrics
In this section, we present certain financial performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”), which include free cash flow and adjusted EBITDA. We also present certain operating performance measures, which include average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; and subscriber acquisition cost, or SAC, per installation. To the extent applicable, these measures exclude the impact of share-based payment expense and certain purchase price accounting adjustments related to the merger of Sirius and XM (the "Merger").  Additionally, when applicable, our adjusted EBITDA and free cash flow metrics exclude the effect of significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial and operating performance measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. See accompanying glossary on pages 35 through 37 for more details and for the reconciliation to the most directly comparable GAAP measure (where applicable).
We believe these Non-GAAP financial and operating performance measures provide useful information to investors regarding our financial condition and results of operations. We believe investors find these Non-GAAP financial and operating performance measures useful in evaluating our core trends because they provide a direct view of our underlying contractual costs. We believe investors use our current adjusted EBITDA to estimate our current enterprise value and to make investment decisions. We believe free cash flow provides useful supplemental information to investors regarding our cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. By providing these Non-GAAP financial and operating performance measures, together with the reconciliations to the most directly comparable GAAP measure (where applicable), we believe we are enhancing investors' understanding of our business and our results of operations.
Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 35 through 37) for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and six months ended June 30, 2016 and 2015. Subscribers and subscription related revenues and expenses associated with our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics:

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Self-pay subscribers	25,143	23,436	25,143	23,436
Paid promotional subscribers	5,503	4,999	5,503	4,999
Ending subscribers (a)	30,646	28,434	30,646	28,434
Self-pay subscribers	507	519	855	913
Paid promotional subscribers	80	173	197	210
Net additions	587	692	1,052	1,123
Daily weighted average number of subscribers	30,329	28,031	30,044	27,720
Average self-pay monthly churn	1.8%	1.6%	1.8%	1.7%
New vehicle consumer conversion rate	40%	41%	39%	41%

ARPU	$12.78	$12.42	$12.72	$12.34
SAC, per installation	$32	$32	$33	$33
Customer service and billing expenses, per average subscriber	$0.97	$0.99	$0.99	$1.00
Adjusted EBITDA	$467,766	$414,962	$909,133	$814,189
Free cash flow	$394,946	$370,914	$723,163	$647,146
Diluted weighted average common shares outstanding (GAAP)	4,988,247	5,507,601	5,049,571	5,570,445

(a)	Amounts may not sum as a result of rounding.
Subscribers. At June 30, 2016, we had 30.6 million subscribers, an increase of 2.2 million subscribers, or 8%, from the 28.4 million subscribers as of June 30, 2015. The increase in total subscribers was primarily due to growth in our self-pay subscriber base, which increased 1.7 million. The increase in self-pay subscribers is primarily from original and subsequent owner trial conversions, partially offset by deactivations. Our increase in paid promotional subscribers of 504 thousand subscribers resulted from the shipment of additional vehicles by OEMs offering paid trials.
For the three months ended June 30, 2016 and 2015, net additions were 587 thousand and 692 thousand, respectively, a decrease of 15% primarily due to a period over period decrease in paid promotional subscriber net additions. For the six months ended June 30, 2016 and 2015, net additions were 1,052 thousand and 1,123 thousand, respectively, a decrease of 6% primarily due to a period over period decrease in self-pay subscriber net additions.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 35 through 37 for more details.)
For the three months ended June 30, 2016 and 2015, our average self-pay monthly churn rate was 1.8% and 1.6%, respectively.  For the six months ended June 30, 2016 and 2015, our average self-pay monthly churn rate was 1.8% and 1.7%. The increase was due to vehicle related and voluntary churn.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 35 through 37 for more details).
For the three months ended June 30, 2016 and 2015, our new vehicle consumer conversion rate was 40% and 41%, respectively.  For the six months ended June 30, 2016 and 2015, our new vehicle consumer conversion rate was 39% and 41%, respectively. The decrease in the new vehicle consumer conversion rate was primarily due to an increased vehicle penetration rate as well as lower conversion of first-time buyers and lessees of satellite enabled cars.
ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services business), net advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 35 through 37 for more details.)
For the three months ended June 30, 2016 and 2015, ARPU was $12.78 and $12.42, respectively.  For the six months ended June 30, 2016 and 2015, ARPU was $12.72 and $12.34, respectively. The increase was driven primarily by increases in certain of our subscription rates, partially offset by growth in subscription discounts offered through customer acquisition and retention programs.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 35 through 37 for more details.)
For the three months ended June 30, 2016 and 2015, SAC, per installation, was $32.  For the six months ended June 30, 2016 and 2015, SAC, per installation, was $33. SAC, per installation, improved primarily due to improved OEM chipset subsidy rates.
Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 35 through 37 for more details.)
For the three months ended June 30, 2016 and 2015, customer service and billing expenses, per average subscriber, was $0.97 and $0.99, respectively. For the six months ended June 30, 2016 and 2015, customer service and billing expenses, per average subscriber, was $0.99 and $1.00, respectively. Efficiencies achieved from customer service process enhancements were offset by increased bad debt expense per subscriber.
Adjusted EBITDA. EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other income, other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense, and loss on disposal of assets and settlements related to the historical use of pre-1972 sound recordings. (See the accompanying glossary on pages 35 through 37 for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2016 and 2015, adjusted EBITDA was $467,766 and $414,962, respectively, an increase of 13%, or $52,804.  For the six months ended June 30, 2016 and 2015, adjusted EBITDA was $909,133 and $814,189, respectively, an increase of 12%, or $94,944. The increase was due to growth in revenues primarily as a result of the increase in our subscriber base and certain of our subscription rates, partially offset by higher costs associated with the growth in our revenues and subscriber base.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying glossary on pages 35 through 37 for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2016 and 2015, free cash flow was $394,946 and $370,914, respectively, an increase of $24,032, or 6%.  For the six months ended June 30, 2016 and 2015, free cash flow was $723,163 and $647,146, respectively, an increase of $76,017 or 12%. The increase was primarily driven by higher net cash provided by operating activities resulting from higher collections from subscribers.

Liquidity and Capital Resources
Cash Flows for the six months ended June 30, 2016 compared with the six months ended June 30, 2015
As of June 30, 2016 and December 31, 2015, we had $476,453 and $111,838, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	Unaudited
	For the Six Months Ended June 30,
	2016	2015	2016 vs 2015
Net cash provided by operating activities	$794,288	$712,341	$81,947
Net cash used in investing activities	(71,125)	(65,195)	(5,930)
Net cash used in financing activities	(358,548)	(500,817)	142,269
Net increase in cash and cash equivalents	364,615	146,329	218,286
Cash and cash equivalents at beginning of period	111,838	147,724	(35,886)
Cash and cash equivalents at end of period	$476,453	$294,053	$182,400
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $81,947 to $794,288 for the six months ended June 30, 2016 from $712,341 for the six months ended June 30, 2015.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities are primarily additional spending to improve our terrestrial repeater network and for capitalized software.  In 2015, our cash flows used in investing activities also included an increase to our letters of credit issued for the benefit of lessors of certain of our office space.
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
Cash flows provided by financing activities in the six months ended June 30, 2016 were due to the issuance of $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2026 and borrowings made under the Credit Facility. Cash flows used in financing activities in the six months ended June 30, 2016 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $995,632 and repayments made under the Credit Facility. Cash flows provided by financing activities in the six months ended June 30, 2015 were due to the issuance of $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2025 and borrowings made under the Credit Facility.  Cash flows used in financing activities in the six months ended June 30, 2015 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $1,084,194 and repayments made under the Credit Facility.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, working capital requirements, legal settlements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of June 30, 2016, $1,750,000 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents as well as debt capacity to cover our estimated short-term and long-term funding needs, as well as fund stock repurchases and any strategic opportunities.

Our ability to meet our debt and other obligations depends on our future operating performance and on economic, financial, competitive and other factors. We continually review our operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained.
We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our business plans or strategy may include: the acquisition of unique or compelling programming; the development and introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions, including acquisitions that are not directly related to our satellite radio business.
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
As of June 30, 2016, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,044,947 shares for $7,292,503, and $707,497 remained available under our stock repurchase program.  We expect to fund future repurchases through a combination of cash on hand, cash generated by operations and future borrowings.
Debt Covenants
The indentures governing Sirius XM's senior notes, and the agreement governing the Credit Facility include restrictive covenants.  As of June 30, 2016, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 10 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
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

Glossary
Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other income as well as certain other charges discussed below. Adjusted EBITDA is one of the primary Non-GAAP financial measures we use to (i) evaluate the performance of our on-going core operating results period over period, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial measure that excludes (if applicable):  (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) share-based payment expense and (iii) other significant operating expense (income) that do not relate to the on-going performance of our business. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current adjusted EBITDA to estimate our current enterprise value and to make investment decisions. Because of large capital investments in our satellite radio system our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of settlements related only to the historical use of pre-1972 sound recordings and loss on disposal of assets is useful as it does not represent an expense incurred as part of our normal operations for the period.
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

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income:	$173,015	$102,849	$344,354	$208,541
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues	1,813	1,813	3,626	3,626
Operating expenses	—	(558)	—	(1,394)
Pre-1972 sounds recordings legal settlements	—	107,658	—	107,658
Loss on disposal of assets	12,912	—	12,912	—
Share-based payment expense	24,177	19,524	47,870	38,941
Depreciation and amortization	66,708	67,096	134,335	132,123
Interest expense	83,396	75,380	161,796	145,288
Other income	(2,515)	(4,221)	(13,363)	(4,944)
Income tax expense	108,260	45,421	217,603	184,350
Adjusted EBITDA	$467,766	$414,962	$909,133	$814,189

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

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Subscriber revenue, excluding connected vehicle	$1,011,422	$915,311	$1,996,406	$1,803,692
Add: advertising revenue	33,521	28,839	65,062	55,712
Add: other subscription-related revenue	117,522	100,300	231,593	192,954
	$1,162,465	$1,044,450	$2,293,061	$2,052,358
Daily weighted average number of subscribers	30,329	28,031	30,044	27,720
ARPU	$12.78	$12.42	$12.72	$12.34
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

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Customer service and billing expenses, excluding connected vehicle	$89,210	$84,203	$180,381	$168,264
Less: share-based payment expense	(819)	(676)	(1,625)	(1,371)
	$88,391	$83,527	$178,756	$166,893
Daily weighted average number of subscribers	30,329	28,031	30,044	27,720
Customer service and billing expenses, per average subscriber	$0.97	$0.99	$0.99	$1.00

Free cash flow - is derived from cash flow provided by operating activities, net of additions to property and equipment, restricted and other investment activity and the return of capital from investment in unconsolidated entity.  Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity and significant items that do not relate to the on-going performance of our business.  In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We believe free cash flow is an indicator of the long-term financial stability of our business.  Free cash flow, which is reconciled to “Net cash provided by operating activities,” is a Non-GAAP financial measure.  This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding Restricted and other investment activity from “Net cash provided by operating activities” from the unaudited consolidated statements of cash flows, adjusted for any significant legal settlements.  Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies.  Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies. Free cash flow is calculated as follows:

	Unaudited		Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Cash Flow information
Net cash provided by operating activities	$432,102	$402,312	$794,288	$712,341
Net cash used in investing activities	$(37,156)	$(31,398)	$(71,125)	$(65,195)
Net cash used in financing activities	$(20,445)	$(558,904)	$(358,548)	$(500,817)
Free Cash Flow
Net cash provided by operating activities	$432,102	$402,312	$794,288	$712,341
Additions to property and equipment	(37,001)	(31,398)	(67,172)	(61,229)
Purchases of restricted and other investments	(155)	—	(3,953)	(3,966)
Free cash flow	$394,946	$370,914	$723,163	$647,146
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period.  SAC, per installation, is calculated as follows:

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Subscriber acquisition costs	$128,956	$136,504	$261,405	$258,764
Less: margin from direct sales of radios and accessories	(18,130)	(18,333)	(35,472)	(34,329)
	$110,826	$118,171	$225,933	$224,435
Installations	3,476	3,655	6,906	6,876
SAC, per installation	$32	$32	$33	$33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of June 30, 2016, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
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

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 5, 2016, we entered into a memorandum of understanding to settle these purported class action suits. The settlement is expected to resolve the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones. As part of this settlement, we will agree to pay $35 million in cash (from which notice, administration and other costs and attorneys’ fees will be paid), to offer participating class members the option of receiving three months of our Select service for no charge, and to enter into agreements to make modifications to the practices of certain call center vendors. The memorandum of understanding is subject to the execution of a definitive settlement agreement and court approval, neither of which can be assured.
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

Since December 2012, our board of directors has approved for repurchase an aggregate of $8.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2016, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2.0 billion shares for $7.3 billion, and $0.7 billion remained available under our stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2016 - April 30, 2016	35,500,000	$3.92	35,500,000	$971,252,653
May 1, 2016 - May 31, 2016	33,555,195	$3.94	33,555,195	$839,102,259
June 1, 2016 - June 30, 2016	33,430,225	$3.94	33,430,225	$707,496,703
Total	102,485,420	$3.93	102,485,420

(a)	These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of July 2016.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

4.1
Indenture, dated as of May 23, 2016, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the 5.375% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on May 24, 2016 (File No. 001-34295)).

10.1*
Employment Agreement, dated May 24, 2016, between Sirius XM Radio Inc. and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on May 26, 2016 (File No. 001-34295)).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2016 and 2015; (ii) Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the six months ended June 30, 2016 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements (Unaudited).

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