Form 10-Q
period 2016-09-30
SIRIUS XM HOLDINGS INC.
filed 2016-10-27
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 25, 2016)
COMMON STOCK, $0.001 PAR VALUE	4,824,886,096	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue:
Subscriber revenue	$1,069,746	$974,471	$3,112,712	$2,826,018
Advertising revenue	34,268	33,131	99,330	88,843
Equipment revenue	31,306	25,875	86,285	79,979
Other revenue	142,326	136,235	415,895	379,072
Total revenue	1,277,646	1,169,712	3,714,222	3,373,912
Operating expenses:
Cost of services:
Revenue share and royalties	272,823	238,620	788,952	783,115
Programming and content	89,015	75,707	257,760	216,223
Customer service and billing	94,923	94,492	285,502	278,521
Satellite and transmission	22,224	22,743	80,609	65,761
Cost of equipment	9,674	9,246	29,181	29,021
Subscriber acquisition costs	120,111	133,009	381,516	391,773
Sales and marketing	99,194	90,541	279,278	255,778
Engineering, design and development	19,254	16,132	57,588	47,180
General and administrative	90,369	67,234	249,052	219,194
Depreciation and amortization	67,880	70,404	202,215	202,527
Total operating expenses	885,467	818,128	2,611,653	2,489,093
Income from operations	392,179	351,584	1,102,569	884,819
Other income (expense):
Interest expense	(89,092)	(76,624)	(250,888)	(221,912)
Other income	2,370	4,133	15,733	9,077
Total other expense	(86,722)	(72,491)	(235,155)	(212,835)
Income before income taxes	305,457	279,093	867,414	671,984
Income tax expense	(111,556)	(112,543)	(326,108)	(296,893)
Net income	$193,901	$166,550	$541,306	$375,091
Foreign currency translation adjustment, net of tax	(14)	(91)	420	(100)
Total comprehensive income	$193,887	$166,459	$541,726	$374,991
Net income per common share:
Basic	$0.04	$0.03	$0.11	$0.07
Diluted	$0.04	$0.03	$0.11	$0.07
Weighted average common shares outstanding:
Basic	4,870,281	5,297,797	4,957,820	5,436,378
Diluted	4,919,829	5,346,438	5,005,133	5,487,116

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$572,382	$111,838
Receivables, net	233,419	234,782
Inventory, net	28,030	22,295
Related party current assets	5,249	5,941
Prepaid expenses and other current assets	202,289	187,033
Total current assets	1,041,369	561,889
Property and equipment, net	1,381,114	1,415,401
Intangible assets, net	2,556,568	2,593,346
Goodwill	2,205,107	2,205,107
Related party long-term assets	6,163	—
Deferred tax assets	1,101,014	1,115,731
Other long-term assets	131,492	155,188
Total assets	$8,422,827	$8,046,662
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$620,599	$625,313
Accrued interest	108,370	91,655
Current portion of deferred revenue	1,811,283	1,771,915
Current maturities of long-term debt	358,701	4,764
Related party current liabilities	3,015	2,840
Total current liabilities	2,901,968	2,496,487
Deferred revenue	170,662	157,609
Long-term debt	5,743,389	5,443,614
Related party long-term liabilities	8,665	10,795
Deferred tax liabilities	6,681	6,681
Other long-term liabilities	97,976	97,967
Total liabilities	8,929,341	8,213,153
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity:
Common stock, par value $0.001; 9,000,000 shares authorized; 4,846,154 and 5,153,451 shares issued; 4,843,154 and 5,147,647 outstanding at September 30, 2016 and December 31, 2015, respectively	4,846	5,153
Accumulated other comprehensive loss, net of tax	(82)	(502)
Additional paid-in capital	3,597,256	4,783,795
Treasury stock, at cost; 3,000 and 5,804 shares of common stock at September 30, 2016 and December 31, 2015, respectively	(12,526)	(23,727)
Accumulated deficit	(4,096,008)	(4,931,210)
Total stockholders’ (deficit) equity	(506,514)	(166,491)
Total liabilities and stockholders’ (deficit) equity	$8,422,827	$8,046,662

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance at December 31, 2015	5,153,451	$5,153	$(502)	$4,783,795	5,804	$(23,727)	$(4,931,210)	$(166,491)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	293,896	293,896
Comprehensive income, net of tax	—	—	420	—	—	—	541,306	541,726
Share-based payment expense	—	—	—	70,903	—	—	—	70,903
Exercise of options and vesting of restricted stock units	10,558	11	—	337	—	—	—	348
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(32,813)	—	—	—	(32,813)
Common stock repurchased	—	—	—	—	315,051	(1,214,083)	—	(1,214,083)
Common stock retired	(317,855)	(318)	—	(1,224,966)	(317,855)	1,225,284	—	—
Balance at September 30, 2016	4,846,154	$4,846	$(82)	$3,597,256	3,000	$(12,526)	$(4,096,008)	$(506,514)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$541,306	$375,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,215	202,527
Non-cash interest expense, net of amortization of premium	6,571	5,851
Provision for doubtful accounts	39,629	34,031
Amortization of deferred income related to equity method investment	(2,082)	(2,082)
Gain on unconsolidated entity investments, net	(9,725)	—
Dividend received from unconsolidated entity investment	7,160	11,260
Loss on disposal of assets	12,912	—
Share-based payment expense	77,890	62,334
Deferred income taxes	308,613	285,478
Other non-cash purchase price adjustments	—	(1,394)
Changes in operating assets and liabilities:
Receivables	(38,266)	(50,651)
Inventory	(5,735)	(7,346)
Related party, net	(2,373)	(14,020)
Prepaid expenses and other current assets	(15,985)	(70,758)
Other long-term assets	26,668	(51,842)
Accounts payable and accrued expenses	(1,841)	26,584
Accrued interest	16,715	14,923
Deferred revenue	52,421	81,626
Other long-term liabilities	11	(658)
Net cash provided by operating activities	1,216,104	900,954
Cash flows from investing activities:
Additions to property and equipment	(132,246)	(90,943)
Purchases of restricted and other investments	(4,168)	(3,966)
Net cash used in investing activities	(136,414)	(94,909)
Cash flows from financing activities:
Proceeds from exercise of stock options	348	259
Taxes paid in lieu of shares issued for stock-based compensation	(32,603)	(39,622)
Proceeds from long-term borrowings and revolving credit facility, net of costs	1,387,257	1,579,323
Repayment of long-term borrowings and revolving credit facility	(748,864)	(693,456)
Common stock repurchased and retired	(1,225,284)	(1,647,728)
Net cash used in financing activities	(619,146)	(801,224)
Net increase in cash and cash equivalents	460,544	4,821
Cash and cash equivalents at beginning of period	111,838	147,724
Cash and cash equivalents at end of period	$572,382	$152,545

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$222,110	$192,927
Income taxes paid	$15,857	$8,163
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$6,647	$7,487
Treasury stock not yet settled	$12,526	$25,104

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
As of September 30, 2016, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 65% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.  Liberty Media owns interests in a range of media, communications and entertainment businesses.
Recent Development
Recapitalization of Sirius XM Canada
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

The Transaction has been approved by the stockholders of Sirius XM Canada and has received the required court approval. The Transaction remains subject to receipt of Canadian Radio-Television and Telecommunications Commission approval. Pending receipt of this approval, the Transaction is expected to close in the fourth quarter of 2016.
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
Certain numbers in our prior period consolidated financial statements have been reclassified to conform to our current period presentation. All significant intercompany transactions have been eliminated in consolidation. In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 15.
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

(2)	Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of September 30, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Our assets and liabilities measured at fair value were as follows:

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Sirius XM Canada Holdings Inc. (“Sirius XM Canada”) - investment (a)	$171,297	—	—	$171,297	$141,850	—	—	$141,850
Liabilities:
Debt (b)	—	$6,422,566	—	$6,422,566	—	$5,649,173	—	$5,649,173

(a)	This amount approximates fair value. The carrying value of our investment in Sirius XM Canada was $5,853 and $0 as of September 30, 2016 and December 31, 2015, respectively.

(b)
The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm.  Refer to Note 10 for information related to the carrying value of our debt as of September 30, 2016 and December 31, 2015.

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
We elected to early adopt ASU 2016-09 in the third quarter of 2016, which required that any adjustments be reflected as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption of ASU 2016-09 was the recognition of excess tax benefits in our provision for income taxes of $1,101 and $1,950 for the three months ended March 31, 2016 and June 30, 2016, respectively. The adoption of this ASU impacted our previously reported quarterly results during fiscal year 2016 as follows:

	For the Three Months Ended				For the Six Months Ended
	March 31, 2016		June 30, 2016		June 30, 2016
Income statements:	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
Income tax expense	$(109,343)	$(108,242)	$(108,260)	$(106,310)	$(217,603)	$(214,552)
Net income	$171,339	$172,440	$173,015	$174,965	$344,354	$347,405
Net income per common share - basic	$0.03	$0.03	$0.04	$0.04	$0.07	$0.07
Net income per common share - diluted	$0.03	$0.03	$0.03	$0.04	$0.07	$0.07
Additionally, we recognized net operating losses related to excess share-based compensation tax return deductions that were previously tracked off balance sheet but not recorded in our financial statements. As of January 1, 2016, the cumulative effect in the amount of $293,896, net of a $1,946 reserve for an uncertain tax position, was recorded as an increase to our Deferred tax assets and decrease to our Accumulated deficit in our unaudited consolidated balance sheets as a result of this cumulative effect of change in accounting principle.
Additional amendments to this ASU related to income taxes and minimum statutory withholding tax requirements had no impact to accumulated deficit, where the cumulative effect of these changes are required to be recorded. Further, there was no impact to our classification of awards as either equity or liabilities. We also elected to true-up forfeitures in the period of adoption and in the future will recognize forfeitures as they occur.
This ASU also required excess tax benefits to be separated from other income tax cash flows and classified as an operating activity, however there was no impact to the consolidated statement of cash flows as we have not had any excess tax

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

benefits (windfalls) recorded for book purposes. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated statement of cash flows as such cash flows have historically been presented as a financing activity.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. This ASU must be adopted using a modified retrospective approach. We plan to adopt this ASU on January 1, 2019. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
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
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and nine months ended September 30, 2016 and 2015.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Common stock equivalents of 192,134 and 162,433 for the three months ended September 30, 2016 and 2015, respectively, and 239,205 and 127,231 for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income available to common stockholders for basic and diluted net income per common share	$193,901	$166,550	$541,306	$375,091
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,870,281	5,297,797	4,957,820	5,436,378
Weighted average impact of dilutive equity instruments	49,548	48,641	47,313	50,738
Weighted average shares for diluted net income per common share	4,919,829	5,346,438	5,005,133	5,487,116
Net income per common share:
Basic	$0.04	$0.03	$0.11	$0.07
Diluted	$0.04	$0.03	$0.11	$0.07

(4)	Receivables, net
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
Receivables, net, consists of the following:

	September 30, 2016	December 31, 2015
Gross customer accounts receivable	$108,110	$98,740
Allowance for doubtful accounts	(7,443)	(6,118)
Customer accounts receivable, net	$100,667	$92,622
Receivables from distributors	107,172	120,012
Other receivables	25,580	22,148
Total receivables, net	$233,419	$234,782

(5)	Inventory, net
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
Inventory, net, consists of the following:

	September 30, 2016	December 31, 2015
Raw materials	$11,618	$11,085
Finished goods	25,937	21,159
Allowance for obsolescence	(9,525)	(9,949)
Total inventory, net	$28,030	$22,295

(6)	Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations.  Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized.
As of September 30, 2016, there were no indicators of impairment, and no impairment loss was recorded for goodwill during the three and nine months ended September 30, 2016 and 2015.  As of September 30, 2016, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the “Merger”) between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (“XM”), was $4,766,190, which was recognized during the year ended December 31, 2008.

(7)	Intangible Assets
Our intangible assets include the following:

		September 30, 2016			December 31, 2015
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(358,140)	21,860	380,000	(336,822)	43,178
OEM relationships	15 years	220,000	(42,778)	177,222	220,000	(31,778)	188,222
Licensing agreements	12 years	45,289	(29,741)	15,548	45,289	(26,977)	18,312
Proprietary software	8 years	27,215	(19,298)	7,917	27,215	(17,752)	9,463
Developed technology	10 years	2,000	(1,633)	367	2,000	(1,483)	517
Leasehold interests	7.4 years	—	—	—	132	(132)	—
Total intangible assets		$3,008,158	$(451,590)	$2,556,568	$3,008,290	$(414,944)	$2,593,346

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
* As of April 7, 2016, this satellite was no longer being used to transmit satellite radio.  We plan to complete the deorbiting of this satellite during the fourth quarter of 2016.
Prior to expiration of our FCC licenses, we are required to apply for a renewal of our FCC licenses.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred.  Each of the FCC licenses authorizes us to use the radio spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As of September 30, 2016, there were no indicators of impairment, and no impairment loss was recorded for intangible assets with indefinite lives during the three and nine months ended September 30, 2016 and 2015.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $12,080 and $12,824 for the three months ended September 30, 2016 and 2015, respectively, and $36,778 and $39,068 for the nine months ended September 30, 2016 and 2015, respectively. Expected amortization expense for the remaining period in 2016, each of the fiscal years 2017 through 2020 and for periods thereafter is as follows:

Years ending December 31,	Amount
2016 (remaining)	$11,767
2017	34,882
2018	19,463
2019	19,026
2020	18,446
Thereafter	119,330
Total definite life intangible assets, net	$222,914

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(8)	Property and Equipment
Property and equipment, net, consists of the following:

	September 30, 2016	December 31, 2015
Satellite system	$1,845,173	$2,388,000
Terrestrial repeater network	125,266	117,127
Leasehold improvements	53,269	49,407
Broadcast studio equipment	80,425	70,888
Capitalized software and hardware	503,015	466,464
Satellite telemetry, tracking and control facilities	76,376	75,440
Furniture, fixtures, equipment and other	81,878	81,871
Land	38,411	38,411
Building	60,727	60,487
Construction in progress	145,431	101,324
Total property and equipment	3,009,971	3,449,419
Accumulated depreciation and amortization	(1,628,857)	(2,034,018)
Property and equipment, net	$1,381,114	$1,415,401
Construction in progress consists of the following:

	September 30, 2016	December 31, 2015
Satellite system	$19,313	$12,912
Terrestrial repeater network	692	25,578
Capitalized software	101,554	37,064
Other	23,872	25,770
Construction in progress	$145,431	$101,324
Depreciation expense on property and equipment was $55,800 and $57,580 for the three months ended September 30, 2016 and 2015, respectively, and $165,437 and $163,459 for the nine months ended September 30, 2016 and 2015, respectively.  We retired property and equipment of $583,562 and $12,774 during the nine months ended September 30, 2016 and 2015, respectively, which included approximately $542,827 related to satellites during 2016. We recognized a loss on disposal of assets of $12,912, which has been recorded in Satellite and transmission expense in our unaudited consolidated statements of comprehensive income during the nine months ended September 30, 2016, which related to the disposal of certain obsolete spare parts for a future satellite.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites and launch vehicles. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs for the three and nine months ended September 30, 2016 was $107, which related to the construction of our SXM-7 and SXM-8 satellites.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Satellites
As of September 30, 2016, we owned a fleet of six satellites, of which five were operating.  The chart below provides certain information on our satellites as of September 30, 2016:

Satellite Description	Year Delivered	Estimated End of Depreciable Life
SIRIUS FM-1*	2000	2013
SIRIUS FM-5	2009	2024
SIRIUS FM-6	2013	2028
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025
* Satellite was fully depreciated as of September 30, 2016. As of April 7, 2016, this satellite was no longer being used to transmit satellite radio.  We plan to complete the deorbiting of this satellite during the fourth quarter of 2016.

(9)	Related Party Transactions
In the normal course of business, we enter into transactions with related parties.

Liberty Media
As of September 30, 2016, Liberty Media beneficially owned, directly and indirectly, approximately 65% of the outstanding shares of our common stock and has two executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors. We have not had any related party transactions with Liberty Media during the three and nine months ended September 30, 2016 and 2015.

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
We had the following related party balances associated with Sirius XM Canada:

	September 30, 2016	December 31, 2015
Related party current assets	$5,249	$5,941
Related party long-term assets	$6,163	$—
Related party current liabilities	$3,015	$2,840
Related party long-term liabilities	$8,665	$10,795
Our related party current asset balances primarily consist of activation fees and streaming and chipset costs for which we are reimbursed.  Our related party long-term asset balance as of September 30, 2016 primarily included our investment balance in Sirius XM Canada. Our related party liabilities as of September 30, 2016 and December 31, 2015 included $2,776 for the current portion of deferred revenue and $8,557 and $10,639, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

We recorded the following revenue and other income associated with Sirius XM Canada in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue (a)	$11,551	$17,941	$32,129	$44,437
Other income
Share of net earnings (b)	$1,274	$—	$9,725	$—
Dividends (c)	$—	$3,891	$3,575	$8,880

(a)
Under our agreements with Sirius XM Canada, we currently receive a percentage-based royalty of 10% and 15% for certain types of subscription revenue earned by Sirius XM Canada for the Sirius and XM platforms, respectively; and additional royalties for premium services and royalties for activation fees and reimbursements for other charges.  We record revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income.  The current license and services agreement entered into with Sirius Canada will expire in 2017.  The current license agreement entered into with XM Canada will expire in 2020.

(b)
We recognize our proportionate share of earnings or losses of Sirius XM Canada as they occur as a component of Other income in our unaudited consolidated statements of comprehensive income on a one month lag.

(c)
Pursuant to the Arrangement Agreement, Sirius XM Canada did not pay any dividends during the three months ended September 30, 2016. Sirius XM Canada paid gross dividends to us of $3,891 during the three months ended September 30, 2015 and $7,548 and $11,881 during the nine months ended September 30, 2016 and 2015, respectively.  These dividends were first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance existed and then as Other income for the remaining portion.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(10)	Debt
Our debt as of September 30, 2016 and December 31, 2015 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at September 30, 2016	September 30, 2016	December 31, 2015
Sirius XM (b)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November 15	$500,000	$496,869	$496,282
Sirius XM (b)(f)	September 2013	5.875% Senior Notes (the "5.875% Notes")	October 1, 2020	semi-annually on April 1 and October 1	650,000	645,456	644,720
Sirius XM (b)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	600,000	596,216	595,720
Sirius XM (b)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May 15 and November 15	500,000	495,982	495,602
Sirius XM (b)	May 2014	6.00% Senior Notes (the "6.00% Notes")	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,486,208	1,485,196
Sirius XM (b)	March 2015	5.375% Senior Notes (the "5.375% Notes due 2025")	April 15, 2025	semi-annually on April 15 and October 15	1,000,000	990,112	989,446
Sirius XM (b)(c)	May 2016	5.375% Senior Notes (the "5.375% Notes due 2026")	July 15, 2026	semi-annually on January 15 and July 15	1,000,000	989,047	—
Sirius XM (b)(d)	August 2012	5.25%Senior Secured Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	400,000	396,090	395,675
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 16, 2020	variable fee paid quarterly	1,750,000	—	340,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	14,192	12,892
Total Debt						6,110,172	5,455,533
Less: total current maturities (f)						358,701	4,764
Less: total deferred financing costs for Notes						8,082	7,155
Total long-term debt						$5,743,389	$5,443,614

(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.

(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

(c)	In May 2016, Sirius XM issued $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2026, with an original issuance discount of $11,250.

(d)	The liens securing the 5.25% Notes are equal and ratable to the liens granted to secure the Credit Facility.

(e)
Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of September 30, 2016.  Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt. For a discussion of subsequent events refer to Note 15.

(f)
On August 25, 2016, we called for the redemption of $650,000 outstanding principal balance of the 5.875% Notes on October 1, 2016. As of September 30, 2016, $353,965 of the 5.875% Notes, which is net of $5,132 of original issue discount and deferred financing costs, was classified as current maturities of long-term debt and $290,903 of principal amount was classified as long-term debt within our unaudited consolidated balance sheets. For a discussion of subsequent events refer to Note 15.

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
At September 30, 2016 and December 31, 2015, we were in compliance with our debt covenants.

(11)	Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000,000 shares of common stock. There were 4,846,154 and 5,153,451 shares of common stock issued and 4,843,154 and 5,147,647 shares outstanding on September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016, there were 374,087 shares of common stock reserved for issuance in connection with outstanding stock based awards and common stock to be granted to members of our board of directors, employees and third parties.
Stock Repurchase Program
As of September 30, 2016, our board of directors had approved for repurchase an aggregate of $8,000,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2016, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,098,548 shares for $7,515,223, and $484,777 remained available under our stock repurchase program.
The following table summarizes our total share repurchase activity for the nine months ended:

	September 30, 2016		September 30, 2015
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market (a)	315,051	$1,214,083	432,616	$1,646,798

(a)
As of September 30, 2016, $12,526 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders’ (deficit) equity.

Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50,000 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of September 30, 2016 and December 31, 2015.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(12)	Benefit Plans
We recognized share-based payment expense of $30,020 and $23,393 for the three months ended September 30, 2016 and 2015, respectively, and $77,890 and $62,334 for the nine months ended September 30, 2016 and 2015, respectively.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deem appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date, and may include performance requirements.  Stock options generally expire ten years from the date of grant.  Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of September 30, 2016, 181,711 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.1%	1.4%	1.1%	1.4%
Expected life of options — years	4.48	4.22	4.27	4.20
Expected stock price volatility	22%	26%	22%	26%
Expected dividend yield	0%	0%	0%	0%
There were no options granted to third parties during the three and nine months ended September 30, 2016 and 2015.  Since we have not historically paid dividends on our common stock, the dividend yield used in the Black-Scholes-Merton option value was zero for all periods.
The following table summarizes stock option activity under our share-based plans for the nine months ended September 30, 2016:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	338,481	$3.29
Granted	53,346	$4.13
Exercised	(36,824)	$2.58
Forfeited, cancelled or expired	(9,992)	$4.32
Outstanding as of September 30, 2016	345,011	$3.47	7.49	$244,220
Exercisable as of September 30, 2016	137,541	$2.80	6.14	$188,511
The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2016 was $0.83.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015 was $59,531 and $85,387, respectively.  During the nine months ended September 30, 2016, the number of net settled shares which were issued as a result of stock option exercises was 8,171.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

We recognized share-based payment expense associated with stock options of $21,484 and $19,418 for the three months ended September 30, 2016 and 2015, respectively, and $59,510 and $52,662 for the nine months ended September 30, 2016 and 2015, respectively.
The following table summarizes the restricted stock unit, including performance-based restricted stock units ("PRSUs"), and stock award activity under our share-based plans for the nine months ended September 30, 2016:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2015	16,088	$3.73
Granted	17,453	$4.21
Vested	(4,009)	$3.66
Forfeited	(456)	$3.71
Nonvested as of September 30, 2016	29,076	$4.02
The total intrinsic value of restricted stock units and stock awards vesting during the nine months ended September 30, 2016 and 2015 was $16,890 and $9,565, respectively. During the nine months ended September 30, 2016, the number of net settled shares which were issued as a result of restricted stock units vesting and the number of shares issued from stock awards granted totaled 2,387.
On August 5, 2016, we granted 3,036 PRSUs to certain employees, the vesting of which is subject to the employee's continuing employment and our achievement of certain performance goals. The awards cliff vest on the three-year anniversary of the grant date. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
We recognized share-based payment expense associated with restricted stock units and stock awards of $8,536 and $3,975 during the three months ended September 30, 2016 and 2015, respectively, and $18,380 and $9,672 for the nine months ended September 30, 2016 and 2015, respectively. The three months ended September 30, 2016 included $669 of compensation expense related to PRSUs.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units granted to employees, members of our board of directors and third parties at September 30, 2016 and December 31, 2015 were $281,678 and $261,628, respectively.  The total unrecognized compensation costs at September 30, 2016 are expected to be recognized over a weighted-average period of 2.7 years.
401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We recognized $1,640 and $1,486 in expense during the three months ended September 30, 2016 and 2015, respectively, and $4,857 and $6,026 in expense during nine months ended September 30, 2016 and 2015, respectively.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

 As of September 30, 2016, the fair value of the investments in the trust was $4,625, which is included in Other long-term assets in our unaudited consolidated balance sheets and is classified as trading securities.  Trading gains and losses associated with the trust are recorded in Other income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administration expense within our unaudited consolidated statements of comprehensive income.

(13)	Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of September 30, 2016:

	2016	2017	2018	2019	2020	Thereafter	Total
Debt obligations	$359,733	$5,485	$4,477	$3,169	$791,328	$5,000,000	$6,164,192
Cash interest payments	69,363	348,034	340,140	340,041	328,098	1,058,688	2,484,364
Satellite and transmission	29,594	94,416	68,300	51,927	25,721	24,756	294,714
Programming and content	58,968	302,814	279,001	260,155	222,332	356,825	1,480,095
Marketing and distribution	9,163	17,304	15,744	12,986	7,445	7,400	70,042
Satellite incentive payments	3,176	13,296	14,302	10,652	9,310	79,785	130,521
Operating lease obligations	7,620	44,917	43,425	39,279	36,764	180,791	352,796
Other	21,175	25,515	8,519	1,209	380	40	56,838
Total (1)	$558,792	$851,781	$773,908	$719,418	$1,421,378	$6,708,285	$11,033,562

(1)
The table does not include our reserve for uncertain tax positions, which at September 30, 2016 totaled $5,427, as the specific timing of any cash payments cannot be projected with reasonable certainty.

Debt obligations.    Debt obligations include principal payments on outstanding debt and capital lease obligations.
Cash interest payments.    Cash interest payments include interest due on outstanding debt and capital lease payments through maturity.
Satellite and transmission.    We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks. During the quarter ended September 30, 2016, we entered into an agreement with Space Systems/Loral to design and build two replacement satellites, SXM-7 and SXM-8, for our service.
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
Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments with respect to XM-3 and XM-4 meeting their fifteen-year design life, which we expect to occur.  Boeing may also be entitled to additional incentive payments up to $10,000 if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.
Space Systems/Loral, the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments with respect to XM-5, FM-5 and FM-6 meeting their fifteen-year design life, which we expect to occur.

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
Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions.  The cost of our stock acquired but not paid for as of September 30, 2016 is also included in this category.
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
We have entered into an agreement to settle these purported class action suits. The settlement is expected to resolve the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones. As part of this settlement, we have made a $35,000 payment to a settlement fund (from which notice, administration and other costs and attorneys’ fees will be paid), and are offering participating class members the option of receiving three months of our Select service for no charge, and will enter into agreements to make modifications to the practices of certain call center vendors. The settlement is subject to final court approval, which cannot be assured.
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
In August 2014, the United States District Court for the District of Columbia granted our motion to dismiss the complaint without prejudice on the grounds that the case properly should be pursued before the Copyright Royalty Board rather than the district court.  In December 2014, SoundExchange filed a petition with the Copyright Royalty Board requesting an order interpreting the applicable regulations. We have submitted legal briefs and other evidence supporting our position that our payments and practices complied with the regulations established by the Copyright Royalty Board for statutory licenses during the 2007-2012 period or, in the event that the Judges should find that the applicable regulations were unclear, that the Judges should clarify the regulations and confirm that our payments and practices complied with the regulations for that period. Briefing in this matter is complete and a decision from the Copyright Royalty Board is pending.
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
We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM.  For the three months ended September 30, 2016 and 2015, income tax expense was $111,556 and $112,543, respectively. For the nine months ended September 30, 2016 and 2015, income tax expense was $326,108 and $296,893, respectively.
Our effective tax rate for the three and nine months ended September 30, 2016 was 36.5% and 37.6%, respectively. Our effective tax rate for the three and nine months ended September 30, 2015 was 40.3% and 44.2%, respectively. Our effective tax rate for the nine months ended September 30, 2015 was impacted by tax law changes in the District of Columbia and New York City. The tax law change in the District of Columbia will reduce our future tax and thus we will use less of certain net operating losses in the future which resulted in a $44,392 increase in our valuation allowance during the three months ended March 31, 2015. The tax law change in New York City will increase certain net operating losses to be utilized in the future which resulted in a $14,831 increase in our deferred tax asset during the three months ended June 30, 2015.
As of September 30, 2016 and December 31, 2015, we had a valuation allowance related to deferred tax assets of $49,257 and $49,095, respectively, that were not likely to be realized due to certain net operating loss limitations and acquired net operating losses that were not more likely than not going to be utilized.

(15)	Subsequent Events
Debt Redemption
On October 1, 2016, we redeemed $650,000 in principal amount of our outstanding 5.875% Notes for an approximate purchase price of $669,097, including premium, which will result in the recognition of a Loss on extinguishment of debt and credit facilities, net, of approximately $24,229 in the fourth quarter of 2016. This redemption was funded with $359,097 of Cash and cash equivalents and $310,000 of additional borrowings under our Credit Facility.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Capital Return Program
For the period from October 1, 2016 to October 25, 2016, we repurchased 18,548 shares of our common stock on the open market for an aggregate purchase price of $76,791, including fees and commissions.
On October 26, 2016, our board of directors approved an additional $2,000,000 for repurchase of our common stock.  The new approval increases the amount of common stock that we have been authorized to repurchase to an aggregate of $10,000,000. Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in accelerated stock repurchase transactions and transactions with Liberty Media and its affiliates. We intend to fund the additional repurchases through a combination of cash on hand, cash generated by operations and future borrowings.
On October 26, 2016, our board of directors also declared the first quarterly dividend on our common stock in the amount of $0.01 per share of common stock payable on November 30, 2016 to stockholders of record as of the close of business on November 9, 2016. Our board of directors expects that this dividend will be the first of regular quarterly dividends, in an aggregate annual amount of $0.04 per share of common stock.

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
As of September 30, 2016, we had approximately 31.0 million subscribers of which approximately 25.5 million were self-pay subscribers and approximately 5.5 million were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, and data services who do not also have satellite radio subscriptions.  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and the Sirius XM Canada service are not included in our subscriber count or subscriber-based operating metrics.
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
As of September 30, 2016, Liberty Media beneficially owned, directly and indirectly, approximately 65% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.  Liberty Media owns interests in a range of media, communications and entertainment businesses.

Recent Development
Recapitalization of Sirius XM Canada
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
The Transaction has been approved by the stockholders of Sirius XM Canada and has received the required court approval. The Transaction remains subject to receipt of Canadian Radio-Television and Telecommunications Commission approval. Pending receipt of this approval, the Transaction is expected to close in the fourth quarter of 2016.

Results of Operations
Set forth below are our results of operations for the three and nine months ended September 30, 2016 compared with the three and nine months ended September 30, 2015.

					2016 vs 2015 Change
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months		Nine Months
	2016	2015	2016	2015	Amount	%	Amount	%
Revenue:
Subscriber revenue	$1,069,746	$974,471	$3,112,712	$2,826,018	$95,275	10%	$286,694	10%
Advertising revenue	34,268	33,131	99,330	88,843	1,137	3%	10,487	12%
Equipment revenue	31,306	25,875	86,285	79,979	5,431	21%	6,306	8%
Other revenue	142,326	136,235	415,895	379,072	6,091	4%	36,823	10%
Total revenue	1,277,646	1,169,712	3,714,222	3,373,912	107,934	9%	340,310	10%
Operating expenses:
Cost of services:
Revenue share and royalties	272,823	238,620	788,952	783,115	34,203	14%	5,837	1%
Programming and content	89,015	75,707	257,760	216,223	13,308	18%	41,537	19%
Customer service and billing	94,923	94,492	285,502	278,521	431	0%	6,981	3%
Satellite and transmission	22,224	22,743	80,609	65,761	(519)	(2)%	14,848	23%
Cost of equipment	9,674	9,246	29,181	29,021	428	5%	160	1%
Subscriber acquisition costs	120,111	133,009	381,516	391,773	(12,898)	(10)%	(10,257)	(3)%
Sales and marketing	99,194	90,541	279,278	255,778	8,653	10%	23,500	9%
Engineering, design and development	19,254	16,132	57,588	47,180	3,122	19%	10,408	22%
General and administrative	90,369	67,234	249,052	219,194	23,135	34%	29,858	14%
Depreciation and amortization	67,880	70,404	202,215	202,527	(2,524)	(4)%	(312)	0%
Total operating expenses	885,467	818,128	2,611,653	2,489,093	67,339	8%	122,560	5%
Income from operations	392,179	351,584	1,102,569	884,819	40,595	12%	217,750	25%
Other income (expense):
Interest expense	(89,092)	(76,624)	(250,888)	(221,912)	(12,468)	(16)%	(28,976)	(13)%
Other income	2,370	4,133	15,733	9,077	(1,763)	(43)%	6,656	73%
Total other expense	(86,722)	(72,491)	(235,155)	(212,835)	(14,231)	(20)%	(22,320)	(10)%
Income before income taxes	305,457	279,093	867,414	671,984	26,364	9%	195,430	29%
Income tax expense	(111,556)	(112,543)	(326,108)	(296,893)	987	1%	(29,215)	(10)%
Net income	$193,901	$166,550	$541,306	$375,091	$27,351	16%	$166,215	44%
Total Revenue
Subscriber Revenue includes subscription, activation and other fees.
For the three months ended September 30, 2016 and 2015, subscriber revenue was $1,069,746 and $974,471, respectively, an increase of 10%, or $95,275. For the nine months ended September 30, 2016 and 2015, subscriber revenue was $3,112,712 and $2,826,018, respectively, an increase of 10%, or $286,694. The period over period increase was primarily attributable to a 7% and 8% increase in daily weighted average number of subscribers for the three and nine months ended September 30, 2016, respectively, as well as a 3% increase in average monthly revenue per subscriber resulting from our price changes and mix of plans.
We expect subscriber revenues to increase based on the growth of our subscriber base, the effects of increases in certain of our subscription rates and the sale of additional services to subscribers.
Advertising Revenue includes the sale of advertising on certain non-music channels.
For the three months ended September 30, 2016 and 2015, advertising revenue was $34,268 and $33,131, respectively, an increase of 3%, or $1,137. For the nine months ended September 30, 2016 and 2015, advertising revenue was $99,330 and $88,843, respectively, an increase of 12%, or $10,487. For the three months ended September 30, 2016, the increase was primarily due to a greater number of advertising spots sold and transmitted, partially offset by the loss of a significant advertiser due to state regulatory activities surrounding the fantasy sports industry. For the nine months ended September 30, 2016, the increase was primarily due to a greater number of advertising spots sold and transmitted as well as increased rates per spot.
We expect our advertising revenue to continue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.
Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended September 30, 2016 and 2015, equipment revenue was $31,306 and $25,875, respectively, an increase of 21%, or $5,431. For the nine months ended September 30, 2016 and 2015, equipment revenue was $86,285 and $79,979, respectively, an increase of 8%, or $6,306. The period over period increase for the three months and nine months ended September 30, 2016 was driven by an increase in OEM production and an increase in royalty revenue on certain modules starting early in the second quarter of 2016, partially offset by lower sales through our aftermarket and direct to consumer businesses.
We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume of equipment sales in our aftermarket and direct to consumer businesses.
Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, and revenue from our connected vehicle services, our Canadian affiliate and ancillary revenues.
For the three months ended September 30, 2016 and 2015, other revenue was $142,326 and $136,235, respectively, an increase of 4%, or $6,091. For the nine months ended September 30, 2016 and 2015, other revenue was $415,895 and $379,072, respectively, an increase of 10%, or $36,823. The period over period increase was primarily driven by revenues from the U.S. Music Royalty Fee due to an increase in the number of subscribers and subscribers paying at a higher rate. These increases were offset by lower activation revenues and a change in a programming contract in the third quarter of 2015 related to our Canadian affiliate and the timing of non-recurring engineering fees from our connected vehicle services.
We expect other revenue to increase as our growing subscriber base drives higher U.S. Music Royalty Fees.
Operating Expenses
Revenue Share and Royalties include distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share.
For the three months ended September 30, 2016 and 2015, revenue share and royalties were $272,823 and $238,620, respectively, an increase of 14%, or $34,203, and increased as a percentage of total revenue. For the nine months ended September 30, 2016 and 2015, revenue share and royalties were $788,952 and $783,115, respectively, an increase of 1%, or $5,837, but decreased as a percentage of total revenue. The increase for the three and nine month period was due to overall greater revenues subject to royalty and revenue sharing arrangements, and a 5% increase in the statutory royalty rate applicable to our use of post-1972 recordings. The increase in the nine month period was mitigated by the impact of $116,639 in expense recorded during the nine months ended September 30, 2015 for the portion of the $210,000 settlement of the Capitol Records LLC et al. v. Sirius XM Radio Inc. lawsuit related to our use of pre-1972 sound recordings through September 30, 2015. We have recorded approximately $29,654 related to this settlement through the nine months ended September 30, 2016.

We expect our revenue share and royalty costs to increase as our revenues grow and as the statutory royalty rate applicable to post-1972 sound recordings increases. For the remainder of 2016 and in 2017, we expect to recognize $10,154 and $43,442, respectively, in expense related to the settlement relating to the use of pre-1972 sound recordings. As determined by the Copyright Royalty Board, we have paid or will pay royalties for the use of certain post-1972 sound recordings on our satellite radio service of 10.0%, 10.5% and 11% in 2015, 2016 and 2017, respectively.
Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended September 30, 2016 and 2015, programming and content expenses were $89,015 and $75,707, respectively, an increase of 18%, or $13,308, and increased as a percentage of total revenue. For the nine months ended September 30, 2016 and 2015, programming and content expenses were $257,760 and $216,223, respectively, an increase of 19%, or $41,537, and increased as a percentage of total revenue. The period over period increases were primarily due to renewed programming licenses as well as increased personnel related costs.
We expect our programming and content expenses to increase as we offer additional programming, and renew or replace expiring agreements.
Customer Service and Billing includes costs associated with the operation and management of internal and third party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended September 30, 2016 and 2015, customer service and billing expenses were $94,923 and $94,492, respectively, an increase of less than 1%, or $431, but decreased as a percentage of total revenue. For the nine months ended September 30, 2016 and 2015, customer services and billing expenses were $285,502 and $278,521, respectively, an increase of 3%, or $6,981, but decreased as a percentage of total revenue. The period over period increases were primarily due to costs associated with a higher subscriber base driving greater bad debt expenses, transaction fees, and call center costs, partially offset by lower personnel related costs and classifying wireless transmission costs related to our connected vehicle services to Satellite and transmission expense in 2016.
We expect our customer service and billing expenses to increase as our subscriber base grows.
Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet streaming and connected vehicle services.
For the three months ended September 30, 2016 and 2015, satellite and transmission expenses were $22,224 and $22,743, respectively, a decrease of 2%, or $519, and decreased as a percentage of total revenue. For the nine months ended September 30, 2016 and 2015, satellite and transmission expenses were $80,609 and $65,761, respectively, an increase of 23%, or $14,848, and increased as a percentage of revenue. The decrease in the three month period was driven primarily by lower web streaming costs from insourcing certain activities and repeater costs, offset by the inclusion of wireless transmission costs related to our connected vehicle services that were previously recorded to Customer service and billing expense in 2015. The increase for the nine month period was primarily due to the loss on disposal of certain obsolete satellite parts of $12,912, recorded in the three months ended June 30, 2016.
We expect satellite and transmission expenses, net of losses on disposals of assets, to remain relatively flat.
Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended September 30, 2016 and 2015, cost of equipment was $9,674 and $9,246, respectively, an increase of 5%, or $428, but decreased as a percentage of equipment revenue. For the nine months ended September 30, 2016 and 2015, cost of equipment was $29,181 and $29,021, respectively, an increase of 1%, or $160, but decreased as a percentage of equipment revenue.
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
For the three months ended September 30, 2016 and 2015, subscriber acquisition costs were $120,111 and $133,009, respectively, a decrease of 10%, or $12,898, and decreased as a percentage of total revenue. For the nine months ended September 30, 2016 and 2015, subscriber acquisition costs were $381,516 and $391,773, respectively, a decrease of 3%, or $10,257, and decreased as a percentage of total revenue. The period over period decrease for the three months ended September 30, 2016 was driven by lower OEM hardware subsidies, a contractual reduction to a subsidy rate, and lower subsidized costs related to the transition of chipsets, partially offset by higher radio installations. The period over period decrease for the nine months ended September 30, 2016 was driven by a contractual reduction to a subsidy rate, and lower subsidized costs related to the transition of chipsets, partially offset by higher radio installations and related OEM hardware subsidies.
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
For the three months ended September 30, 2016 and 2015, sales and marketing expenses were $99,194 and $90,541, respectively, an increase of 10%, or $8,653, and increased as a percentage of total revenue. For the nine months ended September 30, 2016 and 2015, sales and marketing expenses were $279,278 and $255,778, respectively, an increase of 9%, or $23,500, but decreased as a percentage of total revenue. The period over period increases for the three and nine months ended September 30, 2016 were primarily due to increased subscriber retention and acquisition campaigns related to our subscriber growth as well as higher personnel costs.
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
For the three months ended September 30, 2016 and 2015, engineering, design and development expenses were $19,254 and $16,132, respectively, an increase of 19%, or $3,122, and increased as a percentage of total revenue. For the nine months ended September 30, 2016 and 2015, engineering, design and development expenses were $57,588 and $47,180, respectively, an increase of 22%, or $10,408, and increased as a percentage of total revenue. The period over period increases for the three and nine months ended September 30, 2016 were driven primarily by the inclusion of personnel related costs from our connected vehicle services that were previously recorded in Sales and marketing and General and administrative expense in 2015, partially offset by lower research and development costs.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended September 30, 2016 and 2015, general and administrative expenses were $90,369 and $67,234, respectively, an increase of 34%, or $23,135, and increased as a percentage of total revenue. For the nine months ended September 30, 2016 and 2015, general and administrative expenses were $249,052 and $219,194, respectively, an increase of 14%, or $29,858, and increased as a percentage of total revenue. The period over period increases for the three and nine months ended September 30, 2016 were primarily driven by higher consulting and legal costs. Costs in the three months ended September 30, 2015, benefited from insurance recoveries related to a legal settlement.

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
For the three months ended September 30, 2016 and 2015, depreciation and amortization expense was $67,880 and $70,404, respectively, a decrease of 4%, or $2,524, and decreased as a percentage of total revenue. For the nine months ended September 30, 2016 and 2015, depreciation and amortization expense was $202,215 and $202,527, respectively, a decrease of less than 1%, or $312, and decreased as a percentage of total revenue. The decrease for the three month period was driven by certain satellites and software reaching the end of their estimated lives in 2015, partially offset by additional software and terrestrial repeater assets placed in service.
Other Income (Expense)
Interest Expense includes interest on outstanding debt.
For the three months ended September 30, 2016 and 2015, interest expense was $89,092 and $76,624, respectively, an increase of 16%, or $12,468. For the nine months ended September 30, 2016 and 2015, interest expense was $250,888 and $221,912, respectively, an increase of 13%, or $28,976. The increase was primarily due to higher average debt during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.
We expect interest expense to increase in future periods to the extent our total debt outstanding increases.
Other Income primarily includes realized gains and losses, interest income, and our share of the income or loss of Sirius XM Canada.
For the three months ended September 30, 2016 and 2015, interest and investment income was $2,370 and $4,133, respectively. For the nine months ended September 30, 2016 and 2015, interest and investment income was $15,733 and $9,077, respectively. The income for the three and nine months ended September 30, 2016 was driven by our share of Sirius XM Canada’s net income. The nine months ended September 30, 2016 also included dividends received from Sirius XM Canada in excess of our investment. Pursuant to the Arrangement Agreement, Sirius XM Canada did not pay any dividends during the three months ended September 30, 2016. The income for the three and nine months ended September 30, 2015 was driven by the dividends received from Sirius XM Canada in excess of our investment.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.
For the three months ended September 30, 2016 and 2015, income tax expense was $111,556 and $112,543, respectively. For the nine months ended September 30, 2016 and 2015, income tax expense was $326,108 and $296,893, respectively.
Our effective tax rate for the three and nine months ended September 30, 2016 was 36.5% and 37.6%, respectively. We estimate our annual effective tax rate for the year ending December 31, 2016 will be approximately 32% as we expect to recognize a Federal R&D tax credit in the fourth quarter of 2016 relating to the Protecting Americans from Tax Hikes Act of 2015. Our effective tax rate for the three and nine months ended September 30, 2015 was 40.3% and 44.2%, respectively. Our effective tax rate for the nine months ended September 30, 2015 was impacted by tax law changes in the District of Columbia and New York City. The tax law change in the District of Columbia will reduce our future tax and thus we will use less of certain net operating losses in the future which resulted in a $44,392 increase in our valuation allowance during the three months ended March 31, 2015. The tax law change in New York City will increase certain net operating losses to be utilized in the future which resulted in a $14,831 increase in our deferred tax asset during the three months ended June 30, 2015.
Key Financial and Operating Performance Metrics
In this section, we present certain financial performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”), which include free cash flow and adjusted

EBITDA. We also present certain operating performance measures, which include average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; and subscriber acquisition cost, or SAC, per installation. To the extent applicable, these measures exclude the impact of share-based payment expense and certain purchase price accounting adjustments related to the merger of Sirius and XM (the "Merger").  Additionally, when applicable, our adjusted EBITDA and free cash flow metrics exclude the effect of significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial and operating performance measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. See accompanying glossary on pages 39 through 41 for more details and for the reconciliation to the most directly comparable GAAP measure (where applicable).
We believe these Non-GAAP financial and operating performance measures provide useful information to investors regarding our financial condition and results of operations. We believe investors find these Non-GAAP financial and operating performance measures useful in evaluating our core trends because they provide a direct view of our underlying contractual costs. We believe investors use our adjusted EBITDA to estimate our current enterprise value and to make investment decisions. We believe free cash flow provides useful supplemental information to investors regarding our cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. By providing these Non-GAAP financial and operating performance measures, together with the reconciliations to the most directly comparable GAAP measure (where applicable), we believe we are enhancing investors' understanding of our business and our results of operations.
Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 39 through 41) for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.

Set forth below are our subscriber balances as of September 30, 2016 compared to September 30, 2015:

	As of September 30,		2016 vs 2015 Change
	2016	2015	Amount	%
Self-pay subscribers	25,528	23,816	1,712	7%
Paid promotional subscribers	5,463	5,143	320	6%
Ending subscribers (a)	30,991	28,960	2,031	7%

(a)	Amounts may not sum as a result of rounding.
The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and nine months ended September 30, 2016 and 2015:

					2016 vs 2015 Change
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months		Nine Months
	2016	2015	2016	2015	Amount	%	Amount	%
Self-pay subscribers	385	381	1,240	1,293	4	1%	(53)	(4)%
Paid promotional subscribers	(39)	145	157	355	(184)	(127)%	(198)	(56)%
Net additions (a)	345	525	1,397	1,649	(180)	(34)%	(252)	(15)%
Daily weighted average number of subscribers	30,776	28,649	30,290	28,033	2,127	7%	2,257	8%
Average self-pay monthly churn	1.9%	1.9%	1.8%	1.8%	0%	0%	0%	0%
New vehicle consumer conversion rate	40%	41%	39%	41%	(1)%	(2)%	(2)%	(5)%

ARPU	$13.04	$12.67	$12.83	$12.45	$0.37	3%	$0.38	3%
SAC, per installation	$28	$34	$31	$33	$(6)	(18)%	$(2)	(6)%
Customer service and billing expenses, per average subscriber	$0.97	$1.00	$0.98	$1.00	$(0.03)	(3)%	$(0.02)	(2)%
Adjusted EBITDA	$491,892	$447,194	$1,401,024	$1,261,382	$44,698	10%	$139,642	11%
Free cash flow	$356,527	$368,899	$1,079,690	$1,016,045	$(12,372)	(3)%	$63,645	6%
Diluted weighted average common shares outstanding (GAAP)	4,919,829	5,346,438	5,005,133	5,487,116	(426,609)	(8)%	(481,983)	(9)%

(a)	Amounts may not sum as a result of rounding.
Subscribers. At September 30, 2016, we had approximately 31.0 million subscribers, an increase of 2.0 million subscribers, or 7%, from the approximately 29.0 million subscribers as of September 30, 2015. The increase in total subscribers was primarily due to growth in our self-pay subscriber base, which increased 1.7 million. The increase in self-pay subscribers is primarily from original and subsequent owner trial conversions and subscriber win back programs, partially offset by deactivations. Our increase in paid promotional subscribers of 320 thousand subscribers resulted from the shipment of additional vehicles by OEMs offering paid trials.
For the three months ended September 30, 2016 and 2015, net additions were 345 thousand and 525 thousand, respectively, a decrease of 34%. For the nine months ended September 30, 2016 and 2015, net additions were 1,397 thousand and 1,649 thousand, respectively, a decrease of 15%. The period over period decrease for the three and nine months ended September 30, 2016 was due to a decrease in net additions of paid promotional subscribers as a result of slower growth in vehicle sales. Self-pay net additions increased slightly during the three months ended September 30, 2016 and decreased 4% for the nine months ended September 30, 2016. For the nine months ended September 30, 2016, the decrease in self-pay net additions was due to increases in deactivations from our larger subscriber base which were largely offset by increases in trial conversions and subscriber win back programs.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 39 through 41 for more details.)

For the three months ended September 30, 2016 and 2015, our average self-pay monthly churn rate was 1.9%.  For the nine months ended September 30, 2016 and 2015, our average self-pay monthly churn rate was 1.8%.
New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 39 through 41 for more details).
For the three months ended September 30, 2016 and 2015, our new vehicle consumer conversion rate was 40% and 41%, respectively.  For the nine months ended September 30, 2016 and 2015, our new vehicle consumer conversion rate was 39% and 41%, respectively. The period over period decrease for the three and nine months ended September 30, 2016 was primarily due to an increased vehicle penetration rate as well as lower conversion of first-time buyers and lessees of satellite radio enabled cars.
ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services), net advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 39 through 41 for more details.)
For the three months ended September 30, 2016 and 2015, ARPU was $13.04 and $12.67, respectively.  For the nine months ended September 30, 2016 and 2015, ARPU was $12.83 and $12.45, respectively. The period over period increase for the three and nine months ended September 30, 2016 was driven primarily by increases in certain of our subscription and other subscription-related rates, partially offset by growth in subscription discounts offered through customer acquisition and retention programs.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 39 through 41 for more details.)
For the three months ended September 30, 2016 and 2015, SAC, per installation, was $28 and $34, respectively.  For the nine months ended September 30, 2016 and 2015, SAC, per installation, was $31 and $33, respectively. The period over period decrease for the three months and nine months ended September 30, 2016 was driven by lower OEM hardware subsidy rates as well as lower subsidized costs related to the transition of chipsets. Additionally, for the three months ended September 30, 2016, subscriber acquisition costs benefited approximately $2.00 per installation from a contractual reduction to a subsidy rate.
Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 39 through 41 for more details.)
For the three months ended September 30, 2016 and 2015, customer service and billing expenses, per average subscriber, was $0.97 and $1.00, respectively. For the nine months ended September 30, 2016 and 2015, customer service and billing expenses, per average subscriber, was $0.98 and $1.00, respectively. The period over period decrease for the three months and nine months ended September 30, 2016 was primarily related to efficiencies achieved from call center process enhancements and lower personnel related costs, partially offset by increased bad debt expense and transaction fees per subscriber.
Adjusted EBITDA. EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other income, other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense, and loss on disposal of assets and settlements related to the historical use of pre-1972 sound recordings. (See the accompanying glossary on pages 39 through 41 for a reconciliation to GAAP and for more details.)
For the three months ended September 30, 2016 and 2015, adjusted EBITDA was $491,892 and $447,194, respectively, an increase of 10%, or $44,698.  For the nine months ended September 30, 2016 and 2015, adjusted EBITDA was $1,401,024 and $1,261,382, respectively, an increase of 11%, or $139,642. The increase was due to growth in revenues primarily as a result of the increase in our subscriber base and certain of our subscription rates, partially offset by higher revenue share and royalties costs due to growth in our revenues, higher programming and content costs associated with renewed agreements, higher sales and marketing costs associated with growth in our subscriber base, and higher general and administrative costs.

Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity, and excluding the $210,000 pre-1972 sound recordings legal settlement payment made in 2015. (See the accompanying glossary on pages 39 through 41 for a reconciliation to GAAP and for more details.)
For the three months ended September 30, 2016 and 2015, free cash flow was $356,527 and $368,899, respectively, a decrease of $12,372, or 3%.  For the nine months ended September 30, 2016 and 2015, free cash flow was $1,079,690 and $1,016,045, respectively, an increase of $63,645 or 6%. The decrease for the three month period ended September 30, 2016 was driven by additions to property and equipment resulting primarily from new satellite construction, and a payment of approximately $22,400, net of insurance recoveries, in connection with the settlement of class action suits alleging violations of the Telephone Consumer Protection Act of 1991, partially offset by higher net cash provided by operating activities. The increase for the nine month period ended September 30, 2016 was primarily driven by higher net cash provided by operating activities resulting from higher collections from subscribers; partially offset by an increase in additions to property and equipment resulting primarily from new satellite construction and the payment of approximately $22,400, net of insurance recoveries, in connection with the settlement of class action suits alleging violations of the Telephone Consumer Protection Act of 1991.
Liquidity and Capital Resources
Cash Flows for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Nine Months Ended September 30,
	2016	2015	2016 vs 2015
Net cash provided by operating activities	$1,216,104	$900,954	$315,150
Net cash used in investing activities	(136,414)	(94,909)	(41,505)
Net cash used in financing activities	(619,146)	(801,224)	182,078
Net increase in cash and cash equivalents	460,544	4,821	455,723
Cash and cash equivalents at beginning of period	111,838	147,724	(35,886)
Cash and cash equivalents at end of period	$572,382	$152,545	$419,837
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $315,150 to $1,216,104 for the nine months ended September 30, 2016 from $900,954 for the nine months ended September 30, 2015.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities are primarily additional spending to construct replacement satellites, improve our terrestrial repeater network and for capitalized software.  In 2015, our cash flows used in investing activities also included an increase to our letters of credit issued for the benefit of lessors of certain of our office space.
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
Cash flows provided by financing activities in the nine months ended September 30, 2016 were due to the issuance of $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2026 and borrowings under the Credit Facility. Cash flows used in financing activities in the nine months ended September 30, 2016 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $1,225,284 and repayments of borrowings under the Credit Facility. Cash flows provided by financing activities in the nine months ended September 30, 2015 were due to the issuance of $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2025 and borrowings under the Credit Facility.  Cash flows used in financing activities in the nine months ended September 30, 2015 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $1,647,728 and repayments of borrowings under the Credit Facility.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, legal settlements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of September 30, 2016, $1,750,000 was available for future borrowing under our Credit Facility.  On October 3, 2016, we redeemed $650,000 in principal amount of our outstanding 5.875% Notes for an approximate purchase price of $669,097, including premium. This redemption was funded with $359,097 of Cash and cash equivalents and $310,000 of borrowings under our Credit Facility. We believe that we have sufficient cash and cash equivalents as well as debt capacity to cover our estimated short-term and long-term funding needs, as well as fund stock repurchases and strategic opportunities.
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
Capital Return Program
As of September 30, 2016, our board of directors had approved for repurchase an aggregate of $8,000,000 of our common stock.  As of September 30, 2016, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,098,548 shares for $7,515,223, and $484,777 remained available under our stock repurchase program.
On October 26, 2016, our board of directors approved an additional $2,000,000 for repurchase of our common stock.  The new approval increases the amount of common stock that we have been authorized to repurchase to an aggregate of $10,000,000. Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in accelerated stock repurchase transactions and transactions with Liberty Media and its affiliates. We intend to fund the additional repurchases through a combination of cash on hand, cash generated by operations and future borrowings.
On October 26, 2016, our board of directors also declared the first quarterly dividend on our common stock in the amount of $0.01 per share of common stock payable on November 30, 2016 to stockholders of record as of the close of business on November 9, 2016. Our board of directors expects that this dividend will be the first of regular quarterly dividends, in an aggregate annual amount of $0.04 per share of common stock.
Debt Covenants
The indentures governing Sirius XM's senior notes, and the agreement governing the Credit Facility include restrictive covenants.  As of September 30, 2016, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 10 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
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

Glossary
Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other income as well as certain other charges discussed below. Adjusted EBITDA is one of the primary Non-GAAP financial measures we use to (i) evaluate the performance of our on-going core operating results period over period, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial measure that excludes (if applicable):  (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) share-based payment expense and (iii) other significant operating expense (income) that do not relate to the on-going performance of our business. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. Because of large capital investments in our satellite radio system our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of settlements related to the historical use of pre-1972 sound recordings and loss on disposal of assets is useful as it does not represent an expense incurred as part of our normal operations for the period.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income:	$193,901	$166,550	$541,306	$375,091
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues	1,813	1,813	5,438	5,438
Operating expenses	—	—	—	(1,394)
Pre-1972 sounds recordings legal settlements	—	—	—	107,658
Loss on disposal of assets	—	—	12,912	—
Share-based payment expense	30,020	23,393	77,890	62,334
Depreciation and amortization	67,880	70,404	202,215	202,527
Interest expense	89,092	76,624	250,888	221,912
Other income	(2,370)	(4,133)	(15,733)	(9,077)
Income tax expense	111,556	112,543	326,108	296,893
Adjusted EBITDA	$491,892	$447,194	$1,401,024	$1,261,382

ARPU - is derived from total earned subscriber revenue, advertising revenue and other subscription-related revenue, excluding revenue associated with our connected vehicle services, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee.  ARPU is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Subscriber revenue, excluding connected vehicle	$1,048,033	$949,301	$3,044,438	$2,752,993
Add: advertising revenue	34,268	33,131	99,330	88,843
Add: other subscription-related revenue	122,013	106,483	353,606	299,437
	$1,204,314	$1,088,915	$3,497,374	$3,141,273
Daily weighted average number of subscribers	30,776	28,649	30,290	28,033
ARPU	$13.04	$12.67	$12.83	$12.45
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Customer service and billing expenses, excluding connected vehicle	$90,582	$86,840	$270,964	$255,105
Less: share-based payment expense	(1,069)	(793)	(2,694)	(2,164)
	$89,513	$86,047	$268,270	$252,941
Daily weighted average number of subscribers	30,776	28,649	30,290	28,033
Customer service and billing expenses, per average subscriber	$0.97	$1.00	$0.98	$1.00

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Cash Flow information
Net cash provided by operating activities	$421,816	$188,613	$1,216,104	$900,954
Net cash used in investing activities	$(65,289)	$(29,714)	$(136,414)	$(94,909)
Net cash used in financing activities	$(260,598)	$(300,407)	$(619,146)	$(801,224)
Free Cash Flow
Net cash provided by operating activities	$421,816	$188,613	$1,216,104	$900,954
Additions to property and equipment	(65,074)	(29,714)	(132,246)	(90,943)
Purchases of restricted and other investments	(215)	—	(4,168)	(3,966)
Pre-1972 sound recordings legal settlement	—	210,000	—	210,000
Free cash flow	$356,527	$368,899	$1,079,690	$1,016,045
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period.  SAC, per installation, is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Subscriber acquisition costs	$120,111	$133,009	$381,516	$391,773
Less: margin from sales of radios and accessories	(21,632)	(16,629)	(57,104)	(50,958)
	$98,479	$116,380	$324,412	$340,815
Installations	3,498	3,429	10,404	10,305
SAC, per installation	$28	$34	$31	$33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of September 30, 2016, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
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

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below.
Telephone Consumer Protection Act Suits.  We are a defendant in several purported class action suits that allege that we, or call center vendors acting on our behalf, made calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  The plaintiffs in these actions allege, among other things, that we called mobile phones using an automatic telephone dialing system without the consumer’s prior consent or, alternatively, after the consumer revoked his or her prior consent.  In one of the actions, the plaintiff also alleges that we violated the TCPA’s call time restrictions and, in one of the other actions, the plaintiff, also alleges that we violated the TCPA’s do not call restrictions. These purported class action cases are titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.), and Anthony Parker v. Sirius XM Radio Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla), and are described in Item 3., Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2015.
We have entered into an agreement to settle these purported class action suits. The settlement is expected to resolve the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones. As part of this settlement, we have made a $35 million payment to a settlement fund (from which notice, administration and other costs and attorneys’ fees will be paid), and are offering participating class members the option of receiving three months of our Select service for no charge, and will enter into agreements to make modifications to the practices of certain call center vendors. The settlement is subject to final court approval, which cannot be assured.
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
In August 2014, the United States District Court for the District of Columbia granted our motion to dismiss the complaint without prejudice on the grounds that the case properly should be pursued before the Copyright Royalty Board rather than the district court.  In December 2014, SoundExchange filed a petition with the Copyright Royalty Board requesting an order interpreting the applicable regulations. We have submitted legal briefs and other evidence supporting our position that our payments and practices complied with the regulations established by the Copyright Royalty Board for statutory licenses during the 2007-2012 period or, in the event that the Judges should find that the applicable regulations were unclear, that the Judges should clarify the regulations and confirm that our payments and practices complied with the regulations for that period. Briefing in this matter is complete and a decision from the Copyright Royalty Board is pending.
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

As of September 30, 2016, our board of directors had approved for repurchase an aggregate of $8.0 billion of our common stock.  On October 26, 2016, our board of directors approved an additional $2.0 billion for repurchase of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2016, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2.1 billion shares for $7.5 billion, and $0.5 billion remained available under our stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2016 - July 31, 2016	12,179,019	$4.07	12,179,019	$657,911,907
August 1, 2016 - August 31, 2016	19,893,860	$4.20	19,893,860	$574,297,398
September 1, 2016 - September 30, 2016	21,527,629	$4.16	21,527,629	$484,776,920
Total	53,600,508	$4.16	53,600,508

(a)	These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of October 2016.

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2016 and 2015; (ii) Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the nine months ended September 30, 2016 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements (Unaudited).

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