Form 10-K
period 2016-12-31
SIRIUS XM HOLDINGS INC.
filed 2017-02-02
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________
COMMISSION FILE NUMBER 001-34295
___________________________________________________________________________________________________________________
SIRIUS XM HOLDINGS INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________________________________________________________________

Delaware	38-3916511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1290 Avenue of the Americas, 11th Floor
New York, New York	10104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 584-5100
___________________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
___________________________________________________________________________________________________________________
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

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2016 was $6,800,292,544.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
The number of shares of the registrant’s common stock outstanding as of January 31, 2017 was 4,715,160,369.
DOCUMENTS INCORPORATED BY REFERENCE
Information included in our definitive proxy statement for our 2017 annual meeting of stockholders scheduled to be held on Thursday, May 18, 2017 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
2016 FORM 10-K ANNUAL REPORT

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
Relationship with Liberty Media
As of December 31, 2016, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 67% of the outstanding shares of Holdings’ common stock.  Liberty Media owns interests in a range of media, communications and entertainment businesses.
Sirius XM Radio Inc.
We transmit music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over our Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment.  We are also a leader in providing connected vehicle services. Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.
As of December 31, 2016, we had approximately 31.3 million subscribers.  Our subscribers include:

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
Our primary source of revenue is subscription fees, with most of our customers subscribing to annual, semi-annual, quarterly or monthly plans.  We offer discounts for prepaid longer term subscription plans, as well as a multiple subscription discount.  We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic and data services.
Our satellite radios are primarily distributed through automakers; retail stores nationwide; and through our website.  We have agreements with every major automaker to offer satellite radios in their vehicles.  We also acquire subscribers through marketing to owners and lessees of previously-owned vehicles that include factory-installed satellite radios that are not currently subscribing to our services. Satellite radio services are also offered to customers of certain rental car companies.
Programming
We offer a dynamic programming lineup of commercial-free music plus sports, entertainment, comedy, talk, and news, including:

•	an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical;

•	live play-by-play sports from major leagues and colleges;

•	a multitude of talk and entertainment channels for a variety of audiences;

•	a wide range of national, international and financial news; and

•	exclusive limited run channels.
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
Internet Radio Service
We stream select music and non-music channels over the Internet.  Our Internet radio service also includes certain channels and features that are not available on our satellite radio service.  Access to our Internet radio service is offered to subscribers for a fee.  We also offer applications to allow consumers to access our Internet radio service on smartphones, tablets, computers, home devices and other consumer electronic equipment.
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
360L
We are developing a product, which we call “360L” (formerly called SXM17), that combines our satellite and Internet services into a single, cohesive in-vehicle entertainment experience. 360L is expected to allow us to take advantage of advanced in-dash infotainment systems.  360L is intended to leverage the ubiquitous signal coverage of our satellite infrastructure and low delivery costs with the two-way communication capability of wireless Internet service to provide consumers seamless access to our content, including our live channels, SiriusXM On Demand programming and more personalized music services.  The wireless Internet connection included in 360L will enable enhanced search and recommendations functions, making discovery of our content in the vehicle easier than ever.  360L will also allow consumers to manage aspects of their subscriptions directly through their vehicles’ equipment.
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
Satellites, Terrestrial Repeaters and Other Satellite Facilities
Satellites.  We provide our service through a fleet of five orbiting satellites, two in the Sirius system, FM-5 and FM-6, and three in the XM system, XM-3, XM-4 and XM-5.  Our XM-5 satellite serves as a spare for both the XM and Sirius systems.
Our satellite constellation operates in geostationary orbits. During 2016, we transitioned the Sirius network to a geostationary orbit system using our FM-5 and FM-6 satellites. As part of this service transition, in 2016, our FM-1, FM-2 and FM-3 satellites, which had operated in highly inclined elliptical orbits, were moved into disposal orbits. In 2016, we also entered into an agreement for the design and construction of two new satellites, SXM-7 and SXM-8, which we plan to launch into geostationary orbits in 2019 and 2020, respectively, as replacements for XM-3 and XM-4.
Satellite Insurance.  We do not have in-orbit insurance policies covering our satellites, as we consider the premium costs to be uneconomical relative to the risk of satellite failure.
Terrestrial Repeaters.  In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception of satellite signals can be adversely affected.  In other areas with a high density of next generation wireless systems our service may experience interference. In many of these areas, we have deployed terrestrial repeaters to supplement and enhance our signal coverage.  We operate over 1,000 terrestrial repeaters across the United States as part of our systems.
Other Satellite Facilities.  We control and communicate with our satellites from facilities in North America. During 2016, we maintained earth stations in Panama and Ecuador to control and communicate with three of our Sirius satellites, FM-1, FM-2 and FM-3. We plan to end operations in Panama and Ecuador in 2017. Our satellites are monitored, tracked and controlled by a third party satellite operator.
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

Connected Vehicle Services
We are a leader in providing connected vehicle services. Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.  We offer a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicles diagnostics, and stolen or parked vehicle locator services.  Our connected vehicle business provides services to several automakers, including Acura, Audi, Fiat Chrysler, Honda, Hyundai, Jaguar Land Rover, Nissan, Subaru and Toyota.
Subscribers to our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.
Canada
We own approximately 37% of the equity of Sirius XM Canada Holdings Inc. (“Sirius XM Canada”), the satellite radio provider in Canada.  Subscribers to the services offered by Sirius XM Canada are not included in our subscriber count or subscriber-based operating metrics.
On May 12, 2016, our subsidiary, Sirius XM, entered into an arrangement agreement (the “Arrangement Agreement”) with Sirius XM Canada. Pursuant to the Arrangement Agreement, Sirius XM and certain Canadian shareholders will form a new company to acquire shares of Sirius XM Canada not already owned by them pursuant to a plan of arrangement (the “Transaction”). In connection with the Transaction, Sirius XM Canada’s shareholders will be entitled to elect to receive, for each share of Sirius XM Canada held, C$4.50 (U.S. $3.50 as of May 12, 2016) in (i) cash, (ii) shares of our common stock, (iii) a security exchangeable for shares of our common stock, or (iv) a combination thereof; provided that no more than 50% of the total consideration in the Transaction (or up to 35 million shares) will be issued in our common stock and exchangeable shares. All of the obligations of Sirius XM under the Arrangement Agreement are guaranteed by Holdings.
Following the Transaction, Sirius XM is expected to hold a 70% economic interest and 33% voting interest in Sirius XM Canada, with the remainder of the voting power and economic interest held by Slaight Communications and Obelysk Media, two of Sirius XM Canada’s current Canadian shareholders. Sirius XM expects to contribute to Sirius XM Canada approximately U.S. $275 million in connection with the Transaction (assuming that all shareholders elect to receive cash in connection with the Transaction), which amount is expected to be used to pay the cash consideration to Sirius XM Canada’s shareholders and will be decreased proportionately if shareholders elect to receive consideration in shares of our common stock or securities exchangeable for our common stock.
The Transaction has been approved by the stockholders of Sirius XM Canada and has received the required court approval. The Transaction remains subject to receipt of Canadian Radio-Television and Telecommunications Commission approval. Pending receipt of this approval, the Transaction is expected to close early in the the second quarter of 2017.
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
Competition
Satellite Radio
We face significant competition for both listeners and advertisers in our satellite radio business, including from providers of radio or other audio services.  Our digital competitors are making in-roads into vehicles, where we are currently the leading alternative to traditional AM/FM radio.
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
Internet-Based Competitors.  Internet radio services often have no geographic limitations and provide listeners with radio programming from across the country and around the world.  Major online providers, including Amazon, Apple, Google Play, Pandora, Spotify and iHeartRadio, make high fidelity digital streams available through the Internet for free or, in some cases, for less than the cost of a satellite radio subscription.  Certain of these services include advanced functionality, such as personalization, and allow the user to access large libraries of content.  These services compete directly with our services, at home, in vehicles, and wherever audio entertainment is consumed.
Advanced In-Dash Infotainment Systems.  Nearly all automakers have deployed or are planning to deploy integrated multimedia systems in dashboards, including in many cases Apple CarPlay and Android Auto and products from Apple and Google.  These systems combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, smartphone applications and stored audio, with navigation and other advanced applications such as restaurant bookings, movie show times and financial information.  Internet radio and other data are typically connected to the system through an Internet-enabled smartphone or wireless modem installed in the vehicle, and the entire system may be controlled by touchscreen or voice recognition.  These systems enhance the attractiveness of Internet-based competitors by making such applications more prominent, easier to access, and safer to use in the car.
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
Traffic Services
A number of providers compete with our traffic services.  In-dash navigation is threatened by smartphones that provide data services through a direct vehicle interface.  Most of these smartphones offer GPS mapping with sophisticated data-based turn-by-turn navigation.
Connected Vehicle Services
Our connected vehicle services business operates in a highly competitive environment and competes with several providers, including Verizon Telematics.  OnStar, a division of General Motors, also offers connected vehicle services in GM vehicles.  We also compete with wireless devices such as mobile phones and, to a lesser extent, with systems developed internally by automakers.  We compete against other connected vehicle service providers for automaker arrangements on the basis of innovation, service quality and reliability, technical capabilities and systems customization, scope of service, industry experience, past performance and price.
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
In 1997, we were the winning bidders for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services.  Our FCC licenses for our Sirius satellites expire in 2022 and 2025.  Our FCC licenses for our XM satellites expire in 2018, 2021 and 2022.  We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant licenses for any replacement satellites.
In some areas, we have installed terrestrial repeaters to supplement our satellite signal coverage.  The FCC has established rules governing terrestrial repeaters and has granted us a license through 2027 to operate our repeater network.
In certain cases, we obtain FCC certifications for satellite radios, including satellite radios that include FM modulators.  We believe our radios that are in production comply with all applicable FCC rules.
We are required to obtain export licenses or other approvals from the United States government to export certain equipment, services and technical data related to our satellites and their operations.  The transfer of such equipment, services and technical data outside the United States or to foreign persons is subject to strict export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China).
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
Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights LLC (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.  We have arrangements with all of these organizations.  The changing market for musical works may have an adverse effect on us, including increasing our costs or limiting the musical works available to us.
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

The CRB has issued its determination regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings fixed after February 15, 1972 over our satellite digital audio radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period ending on December 31, 2017.  Under the terms of the CRB's existing decision, we will pay a royalty based on gross revenues, subject to certain exclusions, of 11% for 2017.  The rate for 2016 was 10.5%. A proceeding is underway before the CRB to determine the royalty rate payable by us under the statutory license covering the performance of sound recordings fixed after February 15, 1972 over our satellite digital audio radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period ending on December 31, 2022.
The revenue currently subject to royalty includes subscription revenue from our U.S. satellite digital audio radio subscribers and advertising revenue from channels, other than those channels that make only incidental performances of sound recordings.  Exclusions from revenue subject to the statutory license fee include, among other things, revenue from channels, programming and products or other services offered for a separate charge where such channels make only incidental performances of sound recordings; revenue from equipment sales; revenue from current and future data services (including video and connected vehicle services) offered for a separate charge; intellectual property royalties received by us; credit card, invoice and fulfillment service fees; and bad debt expense.  The regulations also allow us to further reduce our monthly royalty fee in proportion to the percentage of our performances that feature pre-1972 recordings (which are not subject to federal copyright protection) as well as those that are licensed directly from the copyright holder, rather than through the statutory license.
To secure the rights to stream music content over the Internet, including to mobile devices, we also must obtain licenses from, and pay royalties to, copyright owners of musical compositions and sound recordings.  We have arrangements with ASCAP, SESAC, BMI and GMR to license the musical compositions we stream over the Internet.  The licensing of certain sound recordings fixed after February 15, 1972 for use on the Internet is also subject to the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998 on terms established by the CRB.  In 2016, we paid a per performance rate for the streaming of certain sound recordings on the Internet of $0.0022.  In accordance with the CRB's 2016 decision, this royalty rate is expected to increase during the period 2018 through 2020 based on the consumer price index.
Our rights to perform certain copyrighted sound recordings (that is, the actual recording of a work) that were fixed after February 15, 1972 are governed by United States federal law, the Copyright Act.  In contrast, our rights to perform certain sound recordings that were fixed before February 15, 1972 are governed by state law.
Trademarks
We have registered, and intend to maintain, the trademarks “Sirius”, “XM”, “SiriusXM” and “SXM” with the United States Patent and Trademark Office in connection with the services we offer. We are not aware of any material claims of infringement or other challenges to our right to use the “Sirius”, “XM”, “SiriusXM” or “SXM” trademarks in the United States.  We also have registered, and intend to maintain, trademarks for the names of certain of our channels.  We have also registered the trademarks “Sirius”, “XM” and “SiriusXM” in Canada. We have granted a license to use certain of our trademarks in Canada to Sirius XM Canada.
Personnel
As of December 31, 2016, we had 2,402 full-time employees.  In addition, we rely upon a number of part-time employees, consultants, other advisors and outsourced relationships. None of our employees are represented by a labor union, and we believe that our employee relations are good.
Corporate Information and Available Information
Our executive offices are located at 1290 Avenue of the Americas, 11th floor, New York, New York 10104 and our telephone number is (212) 584-5100.  Our internet address is www.siriusxm.com. Our annual, quarterly and current reports, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may be accessed free of charge through our website after we have electronically filed or furnished such material with the SEC.  Siriusxm.com (including any other reference to such address in this Annual Report) is an inactive textual reference only, meaning that the information contained on or accessible from the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.

Executive Officers of the Registrant
Certain information regarding our executive officers as of January 31, 2017 is provided below:

Name	Age	Position
James E. Meyer	62	Chief Executive Officer
Scott A. Greenstein	57	President and Chief Content Officer
David J. Frear	60	Senior Executive Vice President and Chief Financial Officer
Dara F. Altman	58	Executive Vice President and Chief Administrative Officer
James A. Cady	56	Executive Vice President, Operations, Products and Connected Vehicle
Stephen Cook	61	Executive Vice President, Sales and Automotive
Patrick L. Donnelly	55	Executive Vice President, General Counsel and Secretary
Katherine Kohler Thomson	50	Executive Vice President, Chief Marketing Officer
Joseph A. Verbrugge	47	Executive Vice President, Sales and Development
James E. Meyer has served as our Chief Executive Officer since December 2012.  From May 2004 to December 2012, Mr. Meyer was our President, Operations and Sales.  Prior to May 2004, Mr. Meyer was President of Aegis Ventures Incorporated, a consulting firm that provides general management services.  From December 2001 until 2002, Mr. Meyer served as special advisor to the Chairman of Thomson S.A., a leading consumer electronics company. From January 1997 until December 2001, Mr. Meyer served as the Senior Executive Vice President for Thomson as well as a member of the executive committee.  From 1992 until 1996, Mr. Meyer served as Thomson's Senior Vice President of Product Management.  Mr. Meyer is Chairman of the Board of Directors and a director of Tivo Corporation.
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
David J. Frear has served as our Senior Executive Vice President and Chief Financial Officer since June 2015. From June 2003 to June 2015, he served as our Executive Vice President and Chief Financial Officer.  From 1999 to 2003, Mr. Frear was Executive Vice President and Chief Financial Officer of Savvis Communications Corporation, a global managed service provider, delivering internet protocol applications for business customers. Mr. Frear also served as a director of Savvis.  From 1993 to 1998, Mr. Frear was Senior Vice President and Chief Financial Officer of Orion Network Systems Inc., an international satellite communications company that was acquired by Loral Space & Communications Ltd. in 1998.  From 1990 to 1993, Mr. Frear was Chief Financial Officer of Millicom Incorporated, a cellular, paging and cable television company.  Prior to joining Millicom, he was an investment banker at Bear, Stearns & Co., Inc. and Credit Suisse. Mr. Frear is a member of the board of directors of The NASDAQ Stock Market LLC, NASDAQ PHLX LLC, and NASDAQ BX, Inc., subsidiaries of Nasdaq, Inc., a leading provider of trading, clearing, exchange technology, listing, information and public company services.
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
In addition to the other information in this Annual Report on Form 10-K, including the information under the caption Item 1. Business “Competition,” the following risk factors should be considered carefully in evaluating us and our business.  This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K.  See “Special Note About Forward-Looking Statements” following this Item 1A. Risk Factors.
We face substantial competition and that competition is likely to increase over time.
We face substantial competition from other providers of radio and audio services.  Our ability to attract and retain subscribers depends on our success in creating and providing popular or unique music, entertainment, news and sports programming.  Our subscribers can obtain certain similar content for free through terrestrial radio stations, Internet radio services and Internet streaming services.  Audio content delivered via the Internet, including through mobile devices that are easily integrated in vehicles, is increasingly competitive with our services.  A summary of various services that compete with us is contained in the section entitled “Item 1. Business - Competition” of this Annual Report on Form 10-K.
Competition could result in lower subscription, advertising or other revenue and an increase in our marketing, promotion or other expenses and, consequently, lower our earnings and free cash flow.  We cannot assure you we will be able to compete successfully with our existing or future competitors or that competition will not have a material adverse impact on our operations and financial condition.
Our ability to attract and retain subscribers in the future is uncertain.
Our ability to retain our subscribers, or increase the number of subscribers to our service, is uncertain and subject to many factors, including:

•	the production and sale or lease of new vehicles in the United States;

•	the price of our service;

•	the health of the economy;

•	the rate at which existing self-pay subscribers buy and sell new and used vehicles in the United States;

•	our ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to our service;

•	the effectiveness of our marketing programs;

•	the entertainment value of our programming;

•	our ability to respond to evolving consumer tastes; and

•	actions by our competitors, such as terrestrial radio and other audio entertainment and information providers.
As part of our business, we experience, and expect to experience in the future, subscriber turnover (i.e., churn).  Some elements of our business strategy may result in churn increasing.  For example, our work to acquire subscribers purchasing or leasing pre-owned vehicles may attract subscribers of more limited economic means; our product and marketing efforts may attract more price sensitive subscribers; and our efforts to increase the penetration of satellite radios in new, lower priced vehicle lines may result in the growth of more economy-minded subscribers.
If we are unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, our financial performance and operating results could be adversely affected.  We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to our satellite radio service.  A substantial portion of our subscribers are on discounted pricing plans and our ability to retain these subscribers or migrate them to higher priced plans is uncertain. We spend substantial amounts on advertising and marketing and in transactions with automakers, retailers and others to obtain and attract subscribers.
Our profitability could be adversely affected if we are unable to consistently attract new subscribers and retain our current subscribers at prices and margins consistent with our past performance.
Our service may experience harmful interference from new wireless operations.
The development of new applications and services in spectrum adjacent to the frequencies licensed to us for satellite radio and ancillary services, as well as the combination of signals in other frequencies, may cause harmful interference to our satellite radio service in certain areas of the United States.  Certain operations or combination of operations permitted by the FCC in spectrum, other than our licensed frequencies, results in the loss of signal to our service, and the reception of our satellite radio service can be adversely affected in certain areas.  Elimination of this interference may not be possible in all cases. In other cases, our efforts to reduce this interference may require extensive engineering efforts and additions to our terrestrial infrastructure. These mitigation efforts may be costly and take several years to implement and may not be entirely effective. In certain cases, we are dependent on the FCC to assist us in preventing harmful interference to our service.
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
The unfavorable outcome of pending or future litigation could have a material adverse impact on our operations and financial condition.
We are parties to several legal proceedings arising out of various aspects of our business, including class actions arising out of our marketing practices and subscription plans. The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have a material adverse impact on our financial condition.  See “Item 3. Legal Proceedings” below.
The market for music rights is changing and is subject to significant uncertainties.
We must maintain music programming royalty arrangements with, and pay license fees to, owners of rights in musical works.  Traditionally, BMI, ASCAP and SESAC have negotiated for these copyright users, collected royalties and distributed them to songwriters and music publishers.  These traditional arrangements are changing rapidly.  Owners of rights in musical works have withdrawn from BMI, ASCAP and SESAC and new entities, such as GMR, have been formed to represent owners of musical works. In addition, Committees of Congress have held hearings on substantial revisions of the Copyright Act.  The fracturing of the traditional system for licensing rights in musical works may have significant consequences to our business, including increasing licensing costs and reducing the availability of certain pieces for use on our services.
Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also must pay royalties to copyright owners of sound recordings fixed after February 15, 1972.  Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB. Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties.  SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings.  Under the terms of the CRB's existing decision governing sound recording royalties for the five-year period ending on December 31, 2017, we will be required to pay a royalty based on our gross revenues, subject to certain exclusions, of 11% for 2017.  The CRB proceeding to set royalty rates for the five-year period beginning 2018 is underway.
In addition, SoundExchange alleges that we underpaid royalties for statutory licenses related to sound recording royalties for the period from 2007-2012.  See “Item 3. Legal Proceedings” below.
The right to perform certain copyrighted sound recordings that were fixed before February 15, 1972 is governed by state common law principles and, in certain instances, may be subject to state statutes.  We are a defendant in litigation in several States, regarding the alleged distribution, duplication and performance of certain copyrighted sound recordings that were fixed before February 15, 1972.  During 2015 and 2016, we settled suits with copyright owners for almost all of the pre-1972 works we use. If other state courts or appellate courts in certain states ultimately hold that a performance right exists under various state copyright laws, we may be required to pay additional royalties to perform copyrighted sound recordings that were fixed before February 15, 1972.
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
The nature of our business involves the receipt and storage of personal information about our subscribers including, in many cases, credit and debit card information.  If we fail to protect the security of personal information about our customers or if we experience a significant data security breach, we could be exposed to costly government enforcement actions and private litigation and our reputation could suffer.  In addition, our subscribers and potential customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our services.  Such events could lead to lost future sales and adversely affect our results of operations.
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
If hackers were able to circumvent our security measures, a release of proprietary information or personal information could occur or we could experience significant disruptions. If our systems become unavailable or suffer a security breach, we may be required to expend significant resources to address these problems, including notification under various federal and state data privacy regulations, and our reputation and operating results could suffer.
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
We may not realize the benefits of acquisitions or other strategic investments and initiatives.
Our business strategy may include selective acquisitions or other strategic investments and initiatives that allow us to expand our business. The success of any acquisition depends upon effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets.
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
Failure of third parties to perform could adversely affect our business.
Our business depends, in part, on various third parties, including:

•	manufacturers that build and distribute satellite radios;

•	companies that manufacture and sell integrated circuits for satellite radios;

•	programming providers and on-air talent;

•	vendors that operate our call centers; and

•	vendors that have designed or built, and vendors that support or operate, other important elements of our systems, including our satellites.
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
We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material. These changes in our plans or strategy may include: the acquisition or termination of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and investments in, and/or acquisitions of, other businesses, including acquisitions that are not directly related to our satellite radio business.
We have a significant amount of indebtedness, and our debt contains certain covenants that restrict our operations.
As of December 31, 2016, we had an aggregate principal amount of approximately $5.9 billion of indebtedness outstanding, $390.0 million of which was outstanding under a $1.75 billion Senior Secured Revolving Credit Facility.
Our indebtedness increases our vulnerability to general adverse economic and industry conditions; requires us to dedicate a portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund capital expenditures, marketing and other general corporate activities; limits our ability to borrow additional funds; and may limit our flexibility in planning for, or reacting to, changes in our business and the audio entertainment industry.
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
As of December 31, 2016, Liberty Media beneficially owned approximately 67% of Holdings’ common stock and has the ability to influence our affairs, policies and operations.  Two Liberty Media executives and one other member of the board of directors of Liberty Media are members of our board of directors.  Our board of directors currently has twelve members.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of Holdings’ board of directors.  Our board of directors is responsible for, among other things, the appointment of management, future issuances of common stock or other securities, the payment of dividends, if any, the incurrence of debt, and the approval of various transactions.
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
While we currently pay a quarterly cash dividend to holders of our common stock, we may change our dividend policy at any time.
Our board of directors declared our first quarterly dividend in October 2016. Although we currently pay a quarterly cash dividend to holders of our common stock, we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. The declaration and payment of dividends is at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, limitations imposed by our indebtedness, legal requirements and other factors that our board of directors deems relevant.

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
In addition, we lease or license space at approximately 610 locations for use in connection with the terrestrial repeater networks that support our satellite radio services.  In general, these leases and licenses are for space on building rooftops and communications towers.  None of these individual locations are material to our business or operations.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including the following discussed below.

SoundExchange Royalty Claims. In August 2013, SoundExchange, Inc. filed a complaint in the United States District Court for the District of Columbia alleging that we underpaid royalties for statutory licenses in violation of the regulations established by the Copyright Royalty Board for the 2007-2012 period. SoundExchange principally alleges that we improperly reduced our gross revenues applicable to royalties by improperly deducting revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. We believe that we properly applied the gross revenue exclusions contained in the regulations established by the Copyright Royalty Board. SoundExchange is seeking compensatory damages of not less than $50 million and up to $100 million or more, payment of late fees and interest, and attorneys’ fees and costs.

In August 2014, the United States District Court for the District of Columbia, in response to our motion to dismiss the complaint, stayed the case on the grounds that it properly should be pursued in the first instance before the Copyright Royalty Board rather than the District Court.  In its opinion, the District Court concluded that the gross revenue exclusions in the regulations established by the Copyright Royalty Board for the 2007-2012 period were ambiguous and did not, on their face, make clear whether our royalty calculation approaches were permissible under the regulations. In December 2014, SoundExchange filed a petition with the Copyright Royalty Board requesting an order interpreting the applicable regulations.

On January 10, 2017, the Copyright Royalty Board issued a ruling concluding that we correctly interpreted the revenue exclusions applicable to pre-1972 recordings, but in certain cases did not apply those exclusions properly. The ruling further indicated that we improperly claimed a revenue exclusion based on our Premier package upcharge, because, in the Judges’ view, the portion of the package that contained programming that did not include sound recordings was not offered for a “separate charge” in accordance with the regulations. The ruling is subject to legal review by the Register of Copyrights, and will be transmitted back to the District Court for further proceedings, such as adjudication claims relating to damages and defenses. We intend to exhaust all available options for review and/or appeal of adverse aspects of the Copyright Royalty Board’s ruling, including portions of the ruling which we believe are unclear or inconsistent with the governing law. In addition, we believe we have substantial defenses to those SoundExchange claims that can be asserted before the District Court, and will continue to defend this action vigorously.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA.  Information concerning the action is publicly available in filings under the docket numbers. This matter is not related to certain claims under state law brought by owners of pre-1972 recording copyrights arising out of our use and performance of those recordings.

At December 31, 2016, we concluded that a loss, in excess of our recorded liabilities, is reasonably possible in connection with the SoundExchange royalty claims. The estimable portion of such possible loss ranges from $0 to $70 million, plus any related interest or late fees. Based on our defenses, such a loss is not considered probable at this time and no liability for such additional loss has been recorded at December 31, 2016. The matters underlying this estimated range and the estimable portion of reasonably possible losses may change from time to time and the actual possible loss may vary from this estimate.

Telephone Consumer Protection Act Suits. We were a defendant in several purported class action suits that alleged that we, or call center vendors acting on our behalf, made calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). These purported class action cases were titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.), and Anthony Parker v. Sirius XM Radio Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla).

We have entered into an agreement to settle these purported class action suits. The settlement was approved by the United States District Court for the Eastern District of Virginia in December 2016. The settlement resolves the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones. Approximately 200 consumers, or less than 0.002% of the consumers who received notice of the settlement, opted-out of this class action settlement. As part of this settlement, we made a $35 million payment to a settlement fund (from which notice, administration and other costs and attorneys’ fees are being paid), and are offering participating class members the option of receiving three months of our Select service for no charge.

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
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIRI.”  The following table sets forth the high and low per share sales price for our common stock, as reported by NASDAQ, for the periods indicated below:

	High	Low
Year Ended December 31, 2015
First Quarter	$4.04	$3.33
Second Quarter	$4.00	$3.70
Third Quarter	$4.01	$3.31
Fourth Quarter	$4.20	$3.69
Year Ended December 31, 2016
First Quarter	$4.04	$3.29
Second Quarter	$4.05	$3.74
Third Quarter	$4.44	$3.92
Fourth Quarter	$4.65	$4.05
On January 31, 2017, the closing sales price of our common stock on the NASDAQ Global Select Market was $4.72 per share.  On January 31, 2017, there were approximately 8,816 record holders of our common stock.
Dividend
On November 30, 2016, we paid a cash dividend of $0.01 per share of common stock. The total amount of this dividend was approximately $48.1 million.
Our board of directors expects that this dividend will be the first of regular quarterly dividends, in an aggregate annual amount of $0.04 per share of common stock.
On January 24, 2017, our board of directors also declared a quarterly dividend on our common stock in the amount of $0.01 per share of common stock payable on February 28, 2017 to stockholders of record as of the close of business on February 7, 2017.
Issuer Purchases of Equity Securities
As of December 31, 2016, our board of directors had approved for repurchase an aggregate of $10.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of December 31, 2016, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2.2 billion shares for approximately $8.0 billion, and approximately $2.0 billion remained available under our stock repurchase program.  The size and timing of our repurchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2016 - October 31, 2016	24,797,800	$4.14	24,797,800	$2,382,068,418
November 1, 2016 - November 30, 2016	42,526,500	$4.38	42,526,500	$2,195,781,619
December 1, 2016 - December 31, 2016	37,735,900	$4.49	37,735,900	$2,026,163,058
Total	105,060,200	$4.37	105,060,200

(a)	These amounts include fees and commissions associated with the shares repurchased. All of these repurchases were made pursuant to our share repurchase program.
COMPARISON OF CUMULATIVE TOTAL RETURNS
Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor's Composite-500 Stock Index, or the S&P 500, and the NASDAQ Telecommunications Index from December 31, 2011 to December 31, 2016. The graph assumes that $100 was invested on December 31, 2011 in each of our common stock, the S&P 500 and the NASDAQ Telecommunications Index. A special dividend with respect to our common stock was declared in 2012 and, in November 2016, we paid a $0.01 per share cash dividend, which our board of directors expects will be the first of regular quarterly dividends.

Stockholder Return Performance Table

	NASDAQ Telecommunications Index	S&P 500 Index	Sirius XM Holdings Inc.
December 31, 2011	$100.00	$100.00	$100.00
December 31, 2012	$102.00	$113.41	$158.79
December 31, 2013	$126.50	$146.98	$191.76
December 31, 2014	$137.77	$163.72	$192.31
December 31, 2015	$127.44	$162.53	$223.63
December 31, 2016	$146.39	$178.02	$244.51
Equity Compensation Plan Information

Plan Category (shares in thousands)	Column (a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Column (b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Column (c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	362,541	$3.50	181,148
Equity compensation plans not approved by security holders	—	—	—
Total	362,541	$3.50	181,148
__________

(1)
Excludes approximately 29,893 shares underlying restricted stock units, including performance-based restricted stock units (“PRSUs”), from the calculation of the weighted average exercise price. The number of shares to be issued in respect of PRSUs has been calculated based on the assumption that the maximum levels of performance applicable to the PRSUs will be achieved.

ITEM 6.    SELECTED FINANCIAL DATA
The operating and balance sheet data included in the following selected financial data for 2016 and 2015 have been derived from our audited consolidated financial statements.  Historical operating and balance sheet data included within the following selected financial data from 2012 through 2014 is derived from the audited Consolidated Financial Statements of Sirius XM and Holdings.  This selected financial data should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
(in thousands, except per share data)	2016 (1)	2015	2014	2013 (2)	2012 (3)
Statements of Comprehensive Income Data:
Total revenue	$5,017,220	$4,570,058	$4,181,095	$3,799,095	$3,402,040
Net income	$745,933	$509,724	$493,241	$377,215	$3,472,702
Net income per share - basic	$0.15	$0.09	$0.09	$0.06	$0.55
Net income per share - diluted	$0.15	$0.09	$0.08	$0.06	$0.51
Weighted average common shares outstanding - basic	4,917,050	5,375,707	5,788,944	6,227,646	4,209,073
Weighted average common shares outstanding - diluted	4,964,728	5,435,166	5,862,020	6,384,791	6,873,786
Cash dividends declared per share	$0.01	$—	$—	$—	$0.05
Balance Sheet Data:
Cash and cash equivalents	$213,939	$111,838	$147,724	$134,805	$520,945
Restricted investments	$9,888	$9,888	$5,922	$5,718	$3,999
Total assets (4)	$8,003,595	$8,046,662	$8,369,065	$8,826,959	$9,024,800
Long-term debt, net of current portion (4)	$5,842,764	$5,443,614	$4,487,419	$3,088,701	$2,400,943
Stockholders' (deficit) equity	$(792,015)	$(166,491)	$1,309,837	$2,745,742	$4,039,565
_______________________

(1)
For the year ended December 31, 2016, we recorded $293,896 as an increase to our Deferred tax assets and decrease to our Accumulated deficit as a result of the adoption of Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718).

(2)	The selected financial data for 2013 includes the balances and approximately two months of activity related to the acquisition of the connected vehicle business of Agero, Inc. in November 2013.

(3)	For the year ended December 31, 2012, we had an income tax benefit of $2,998,234 due to the release of our valuation allowance. A special cash dividend was paid during 2012.

(4)
The 2012 – 2015 balances reflect the adoption of Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements.  As a result of our adoption of these ASUs, Total Assets was reduced by $7,155, $6,444, $17,821 and $30,043 for the years ended December 31, 2015, 2014, 2013 and 2012, respectively, and Long-term debt, net of current portion, was reduced by $7,155, $6,444, $5,120 and $30,043 for the years ended December 31, 2015, 2014, 2013 and 2012, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Item 1A - Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Special Note About Forward-Looking Statements.”
(All amounts referenced in this Item 7 are in thousands, except per subscriber and per installation amounts, unless otherwise stated.)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Executive Summary
We transmit music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over our Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment.  We are also a leader in providing connected vehicle services.  Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.
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
As of December 31, 2016, we had approximately 31.3 million subscribers of which approximately 26.0 million were self-pay subscribers and approximately 5.4 million were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, and data services who do not also have satellite radio subscriptions.  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and the Sirius XM Canada service are not included in our subscriber count or subscriber-based operating metrics.
Our primary source of revenue is subscription fees, with most of our customers subscribing to annual, semi-annual, quarterly or monthly plans.  We offer discounts for prepaid, longer term subscription plans, as well as a multiple subscription discount.  We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic and data services.
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
As of December 31, 2016, Liberty Media beneficially owned, directly and indirectly, approximately 67% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.  Liberty Media owns interests in a range of media, communications and entertainment businesses.
We hold an equity method investment in Sirius XM Canada which offers satellite radio services in Canada. As of December 31, 2016, we owned an approximate 37% equity interest in Sirius XM Canada.

Results of Operations
Set forth below are our results of operations for the year ended December 31, 2016 compared with the year ended December 31, 2015 and the year ended December 31, 2015 compared with the year ended December 31, 2014.

	For the Years Ended December 31,			2016 vs 2015 Change		2015 vs 2014 Change
	2016	2015	2014	Amount	%	Amount	%
Revenue:
Subscriber revenue	$4,196,852	$3,824,793	$3,554,302	$372,059	10%	$270,491	8%
Advertising revenue	138,231	122,292	100,982	15,939	13%	21,310	21%
Equipment revenue	118,947	110,923	104,661	8,024	7%	6,262	6%
Other revenue	563,190	512,050	421,150	51,140	10%	90,900	22%
Total revenue	5,017,220	4,570,058	4,181,095	447,162	10%	388,963	9%
Operating expenses:
Cost of services:
Revenue share and royalties	1,108,515	1,034,832	810,028	73,683	7%	224,804	28%
Programming and content	353,779	293,091	297,313	60,688	21%	(4,222)	(1)%
Customer service and billing	387,131	377,908	370,585	9,223	2%	7,323	2%
Satellite and transmission	103,020	94,609	86,013	8,411	9%	8,596	10%
Cost of equipment	40,882	42,724	44,397	(1,842)	(4)%	(1,673)	(4)%
Subscriber acquisition costs	512,809	532,599	493,464	(19,790)	(4)%	39,135	8%
Sales and marketing	386,724	354,189	336,480	32,535	9%	17,709	5%
Engineering, design and development	82,146	64,403	62,784	17,743	28%	1,619	3%
General and administrative	341,106	324,801	293,938	16,305	5%	30,863	10%
Depreciation and amortization	268,979	272,214	266,423	(3,235)	(1)%	5,791	2%
Total operating expenses	3,585,091	3,391,370	3,061,425	193,721	6%	329,945	11%
Income from operations	1,432,129	1,178,688	1,119,670	253,441	22%	59,018	5%
Other income (expense):
Interest expense	(331,225)	(299,103)	(269,010)	(32,122)	(11)%	(30,093)	(11)%
Loss on extinguishment of debt and credit facilities, net	(24,229)	—	—	(24,229)	—%	—	—%
Loss on change in value of derivatives	—	—	(34,485)	—	—%	34,485	100%
Other income	14,985	12,379	14,611	2,606	21%	(2,232)	(15)%
Total other expense	(340,469)	(286,724)	(288,884)	(53,745)	(19)%	2,160	1%
Income before income taxes	1,091,660	891,964	830,786	199,696	22%	61,178	7%
Income tax expense	(345,727)	(382,240)	(337,545)	36,513	10%	(44,695)	(13)%
Net income	$745,933	$509,724	$493,241	$236,209	46%	$16,483	3%
Total Revenue
Subscriber Revenue includes subscription, activation and other fees.

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, subscriber revenue was $4,196,852 and $3,824,793, respectively, an increase of 10%, or $372,059.  The period over period increase was primarily attributable to an 8% increase in the daily weighted average number of subscribers as well as a 3% increase in average monthly revenue per subscriber resulting from certain rate increases.

•
2015 vs. 2014:  For the years ended December 31, 2015 and 2014, subscriber revenue was $3,824,793 and $3,554,302, respectively, an increase of 8%, or $270,491.  The period over period increase was primarily attributable to an 8% increase in the daily weighted average number of subscribers as well as a 1% increase in average monthly revenue per subscriber resulting from certain rate increases.

We expect subscriber revenues to increase based on the growth of our subscriber base, including the increases in certain of our subscription rates and the sale of additional services to subscribers.
Advertising Revenue includes the sale of advertising on certain non-music channels.

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, advertising revenue was $138,231 and $122,292, respectively, an increase of 13%, or $15,939.  The increase was primarily due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.

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

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, equipment revenue was $118,947 and $110,923, respectively, an increase of 7%, or $8,024.  The increase was driven by an increase in OEM production and an increase in royalty revenue on certain modules starting in the second quarter of 2016, partially offset by lower revenue generated through our distributors and direct to consumer business.

•
2015 vs. 2014:  For the years ended December 31, 2015 and 2014, equipment revenue was $110,923 and $104,661, respectively, an increase of 6%, or $6,262.  The increase was driven by royalties from higher OEM production and sales to distributors, partially offset by lower direct to consumer sales.

We expect equipment revenue to increase due to the increase in royalty revenues associated with the transition of our chipsets.
Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our connected vehicle business and our Canadian affiliate and ancillary revenues.

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, other revenue was $563,190 and $512,050, respectively, an increase of 10%, or $51,140.  The period over period increase was primarily driven by additional revenues from the U.S. Music Royalty Fee due to an increase in the number of subscribers and subscribers paying at a higher rate of 13.9%. These increases were offset by lower non-recurring engineering fees associated with our connected vehicle services, lower activation revenues from our Canadian affiliate and a change in accounting for a programming contract in the third quarter of 2015.

•
2015 vs. 2014:  For the years ended December 31, 2015 and 2014, other revenue was $512,050 and $421,150, respectively, an increase of 22%, or $90,900.  The increase was driven by revenues from the U.S. Music Royalty Fee as the number of subscribers subject to the 13.9% rate increased along with an overall increase in subscribers, higher revenue generated from our connected vehicle services, and increased revenue from our Canadian affiliate.

Other revenue is expected to increase due to an increase in U.S. Music Royalty fees as our subscriber base continues to grow and an increase in revenue from Sirius XM Canada related to service agreements following the closing of the expected Transaction.
Operating Expenses
Revenue Share and Royalties include distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share.

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, revenue share and royalties were $1,108,515 and $1,034,832, respectively, an increase of 7%, or $73,683, but decreased as a percentage of total revenue.  The increase was due to overall greater revenues subject to royalty and revenue sharing arrangements, a 5% increase in the statutory royalty rate applicable to our use of post-1972 recordings, and $45,900 related to music royalty legal settlements and reserves recorded in the fourth quarter of 2016. The increase was mitigated by $128,256 in expense recorded during the twelve months ended December 31, 2015 for the portion of the settlement of the Capitol Records LLC et al. v. Sirius XM Radio Inc. lawsuit related to our use of pre-1972 sound recordings. We recorded $39,808 in expense related to this settlement through the twelve months ended December 31, 2016.

•
2015 vs. 2014:  For the years ended December 31, 2015 and 2014, revenue share and royalties were $1,034,832 and $810,028, respectively, an increase of 28%, or $224,804, and increased as a percentage of total revenue.  The increase was primarily due to $128,256 in expense recorded during the year ended December 31, 2015 for the portion of the settlement of the Capitol Records LLC et al. v. Sirius XM Radio Inc. lawsuit related to our use of pre-1972 sound recordings. Revenue share and royalties also increased due to greater revenues subject to royalty and revenue sharing arrangements and a 5.3% increase in the statutory royalty rate for the performance of post-1972 sound recordings.

We expect our revenue share and royalty costs to increase as our revenues grow.  As determined by the Copyright Royalty Board, we have paid or will pay royalties for the use of certain post-1972 sound recordings on our satellite radio service of 9.5%, 10.0%, 10.5% and 11% in 2014, 2015, 2016 and 2017, respectively.
Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, programming and content expenses were $353,779 and $293,091, respectively, an increase of 21%, or $60,688, and increased as a percentage of total revenue.  The increase was primarily due to renewed programming licenses as well as increased talent and personnel-related costs.

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

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, customer service and billing expenses were $387,131 and $377,908, respectively, an increase of 2%, or $9,223, but decreased as a percentage of total revenue.  The increase was primarily due to costs associated with a higher subscriber base driving increased bad debt expenses, transaction fees, and call center costs, partially offset by lower personnel-related costs and the classification of wireless transmission costs related to our connected vehicle services to Satellite and transmission expense in 2016.

•
2015 vs. 2014:  For the years ended December 31, 2015 and 2014, customer service and billing expenses were $377,908 and $370,585, respectively, an increase of 2%, or $7,323, but decreased as a percentage of total revenue.  The increase was primarily due to a higher subscriber base driving increased transaction fees, bad debt expense and personnel-related costs, partially offset by efficiencies achieved from management initiatives implemented at call centers operated by our vendors.

We expect our customer service and billing expenses to increase as our subscriber base grows.
Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet streaming service.

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, satellite and transmission expenses were $103,020 and $94,609, respectively, an increase of 9%, or $8,411, but decreased as a percentage of total revenue.  We recorded a loss on disposal of certain obsolete satellite parts of $12,912 in the second quarter of 2016 and a loss on disposal of certain obsolete terrestrial repeaters and related parts of $7,384 in the fourth quarter of 2015. Excluding the losses on disposal of these assets, the increase was driven by inclusion of wireless transmission costs related to our connected vehicle services that were previously recorded to Customer service and billing expense in 2015, partially offset by lower web streaming costs from in-sourcing certain activities.

•
2015 vs. 2014:  For the years ended December 31, 2015 and 2014, satellite and transmission expenses were $94,609 and $86,013, respectively, an increase of 10%, or $8,596, and increased as a percentage of total revenue.  The increase was primarily due to the loss on disposal of certain obsolete terrestrial repeaters and related parts of $7,384, and higher costs associated with our Internet streaming operations, partially offset by lower satellite insurance costs.

We expect satellite and transmission expenses, excluding losses from disposal of assets, to remain relatively unchanged.
Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, cost of equipment was $40,882 and $42,724, respectively, a decrease of 4%, or $1,842, and decreased as a percentage of equipment revenue.  The decrease was primarily due to lower aftermarket and direct to consumer sales, partially offset by higher inventory reserves.

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

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, subscriber acquisition costs were $512,809 and $532,599, respectively, a decrease of 4%, or $19,790, and decreased as a percentage of total revenue.  The decrease was driven by lower subsidized costs related to the transition of chipsets and reductions to OEM hardware subsidy rates, partially offset by higher radio installations.

•
2015 vs. 2014:  For the years ended December 31, 2015 and 2014, subscriber acquisition costs were $532,599 and $493,464, respectively, an increase of 8%, or $39,135, but decreased as a percentage of total revenue.  Increased costs related to a larger number of satellite radio installations in new vehicles which were partially offset by improved OEM and chipset subsidy rates per vehicle.

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

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, sales and marketing expenses were $386,724 and $354,189, respectively, an increase of 9%, or $32,535, but decreased as a percentage of total revenue.  The increase was primarily due to additional subscriber communications, retention programs and acquisition campaigns as well as higher personnel-related costs.

•
2015 vs. 2014:  For the years ended December 31, 2015 and 2014, sales and marketing expenses were $354,189 and $336,480, respectively, an increase of 5%, or $17,709, but decreased as a percentage of total revenue. The increase was primarily due to additional subscriber communications, retention programs and acquisition campaigns as well as higher personnel-related costs.

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

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, engineering, design and development expenses were $82,146 and $64,403, respectively, an increase of 28%, or $17,743, and increased as a percentage of total revenue.  The increase was primarily driven by the inclusion of personnel-related costs from our connected vehicle services that were previously recorded in Sales and marketing and General and administrative expense in 2015, partially offset by lower research and development costs.

•
2015 vs. 2014:  For the years ended December 31, 2015 and 2014, engineering, design and development expenses were $64,403 and $62,784, respectively, an increase of 3%, or $1,619, and decreased as a percentage of total revenue.  The increase was driven primarily by additional costs associated with streaming development, partially offset by lower personnel costs.

We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, general and administrative expenses were $341,106 and $324,801, respectively, an increase of 5%, or $16,305, but decreased as a percentage of total revenue.  The increase was primarily driven by consulting and legal costs.

•
2015 vs. 2014:  For the years ended December 31, 2015 and 2014, general and administrative expenses were $324,801 and $293,938, respectively, an increase of 10%, or $30,863, and increased as a percentage of total revenue.  The increase was driven primarily by higher personnel costs, reserves for consumer legal settlements and facilities costs, partially offset by insurance recoveries and lower professional fees related to the proposal made in January 2014 by Liberty Media to acquire the balance of our common stock not already owned by it.

We expect our general and administrative expenses to remain flat as we expect increased costs to support the growth of our business to be offset by lower legal and consulting costs.
Depreciation and Amortization represents the recognition in earnings of the acquisition cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, depreciation and amortization expense was $268,979 and $272,214, respectively, a decrease of 1%, or $3,235, and decreased as a percentage of total revenue.  Depreciation decreased as certain satellites reached the end of their estimated service lives offset by additional assets placed in-service.

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

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, interest expense was $331,225 and $299,103, respectively, an increase of 11%, or $32,122.  The increase was primarily due to higher average debt during the year ended December 31, 2016 compared to the year ended December 31, 2015.

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

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, loss on extinguishment of debt and credit facilities, net, was $24,229 and $0, respectively.  During the year ended December 31, 2016, a loss was recorded on the redemption of our then outstanding 5.875% Senior Notes due 2020.

•	2015 vs. 2014: There was no loss on extinguishment of debt and credit facilities for the years ended December 31, 2015 and 2014.
Loss on Change in Value of Derivatives represents the change in fair value of the commitments under the share repurchase agreement with Liberty Media, which were are accounted for as a derivative.

•	2016 vs. 2015: There was no loss on change in value of derivatives for the years ended December 31, 2016 and 2015.

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

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, other income was $14,985 and $12,379, respectively.  Other income for the year ended December 31, 2016 was primarily driven by our share of Sirius XM Canada’s net income and dividends received from Sirius XM Canada in excess of our investment. Other income for the year ended December 31, 2015 was driven by dividends received from Sirius XM Canada in excess of our investment.

•
2015 vs. 2014:  For the years ended December 31, 2015 and 2014, other income was $12,379 and $14,611, respectively.  Other income for the year ended December 31, 2015 was driven by dividends received from Sirius XM Canada in excess of our investment. Other income for the year ended December 31, 2014 was driven by our share of Sirius XM Canada’s net income and a gain from the conversion of certain debentures into shares of Sirius XM Canada, partially offset by the amortization expense related to our equity method intangible assets.

Income Taxes
Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

•
2016 vs. 2015:  For the years ended December 31, 2016 and 2015, income tax expense was $345,727 and $382,240, respectively.  Our annual effective tax rate for the year ended December 31, 2016 was 31.7%. In the fourth quarter of 2016, we recognized a $66,326 Federal tax credit under the Protecting Americans from Tax Hikes Act of 2015 related to research and development activities, which reduced our effective tax rate by 6.1%.

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

Key Financial and Operating Performance Metrics
In this section, we present certain financial performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”), which include free cash flow and adjusted EBITDA. We also present certain operating performance measures, which include average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; and subscriber acquisition cost, or SAC, per installation. Our Adjusted EBITDA excludes the impact of share-based payment expense and certain purchase price accounting adjustments related to the merger of Sirius and XM (the “Merger”).  Additionally, when applicable, our adjusted EBITDA and free cash flow metrics exclude the effect of significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial and operating performance measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. See accompanying glossary on pages 38 through 40 for more details and for the reconciliation to the most directly comparable GAAP measure (where applicable).
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
Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 38 through 40) for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in our subscriber count or subscriber-based operating metrics.

Set forth below are our subscriber balances as of December 31, 2016 compared to December 31, 2015 and as of December 31, 2015 compared to December 31, 2014:

	As of December 31,			2016 vs 2015 Change		2015 vs 2014 Change
	2016	2015	2014	Amount	%	Amount (a)%
Self-pay subscribers	25,951	24,288	22,523	1,663	7%	1,765	8%
Paid promotional subscribers	5,395	5,306	4,788	89	2%	517	11%
Ending subscribers	31,346	29,594	27,311	1,752	6%	2,283	8%

(a)	Amounts may not sum as a result of rounding.
The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,			2016 vs 2015 Change		2015 vs 2014 Change
	2016	2015	2014	Amount	%	Amount	%
Self-pay subscribers	1,663	1,765	1,441	(102)	(6)%	324	22%
Paid promotional subscribers	89	517	311	(428)	(83)%	206	66%
Net additions (a)	1,752	2,283	1,752	(531)	(23)%	531	30%
Daily weighted average number of subscribers	30,494	28,337	26,284	2,157	8%	2,053	8%
Average self-pay monthly churn	1.9%	1.8%	1.9%	0.1%	6%	(0.1)%	(5)%
New vehicle consumer conversion rate	39%	40%	41%	(1)%	(3)%	(1)%	(2)%

ARPU	$12.91	$12.53	$12.38	$0.38	3%	$0.15	1%
SAC, per installation	$31	$33	$34	$(2)	(6)%	$(1)	(3)%
Customer service and billing expenses, per average subscriber	$1.00	$1.01	$1.07	$(0.01)	(1)%	$(0.06)	(6)%
Adjusted EBITDA	$1,875,775	$1,657,617	$1,467,775	$218,158	13%	$189,842	13%
Free cash flow	$1,509,113	$1,315,193	$1,155,776	$193,920	15%	$159,417	14%
Diluted weighted average common shares outstanding (GAAP)	4,964,728	5,435,166	5,862,020	(470,438)	(9)%	(426,854)	(7)%

(a)	Amounts may not sum as a result of rounding.
Subscribers. At December 31, 2016, we had approximately 31.3 million subscribers, an increase of approximately 1.8 million subscribers, or 6%, from the approximately 29.6 million subscribers as of December 31, 2015. The increase in total subscribers was primarily due to growth in our self-pay subscriber base, which increased by approximately 1.7 million. The increase in self-pay subscribers was primarily driven by original and subsequent owner trial conversions and subscriber win back programs, partially offset by deactivations.

•
2016 vs. 2015: For the years ended December 31, 2016 and 2015, net additions were 1,752 thousand and 2,283 thousand, respectively, a decrease of 23%, or 531 thousand. The period over period decrease was due to a decrease in net additions of paid promotional subscribers as a result of slower growth in vehicle sales. The decrease in self-pay net additions was due to increases in deactivations from our larger subscriber base which were largely offset by trial conversions and subscriber win back programs.

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

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 38 through 40 for more details.)

•
2016 vs. 2015: For the years ended December 31, 2016 and 2015, our average self-pay monthly churn rate was 1.9% and 1.8%, respectively. The increase was due to an increase in vehicle-related, non-pay, and to a lesser extent voluntary churn.

•
2015 vs. 2014: For the years ended December 31, 2015 and 2014, our average self-pay monthly churn rate was 1.8% and 1.9%, respectively. The decrease in churn was due to a reduction in the total number of subscribers leaving for voluntary reasons.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 38 through 40 for more details).

•
2016 vs. 2015: For the years ended December 31, 2016 and 2015, our new vehicle consumer conversion rate was 39% and 40%, respectively. The decrease in conversion was primarily due to certain manual dialing inefficiencies introduced by our call center vendors as a precautionary response to the Federal Communications Commission’s July 10, 2015 order relating to the Telephone Consumer Protection Act of 1991, increased vehicle penetration rate, and lower conversion of first-time buyers and lessees of satellite radio enabled cars.

•
2015 vs. 2014: For the years ended December 31, 2015 and 2014, our new vehicle consumer conversion rate was 40% and 41%, respectively. The decrease in conversion was primarily due to an increased vehicle penetration rate and the effect of the suspension of certain outbound calling efforts by our vendors as they evaluated the Federal Communications Commission’s July 10, 2015 order relating to the Telephone Consumer Protection Act of 1991, partially offset by improvements in converting previously active subscribers during a trial.

ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services), net advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 38 through 40 for more details.)

•
2016 vs. 2015: For the years ended December 31, 2016 and 2015, ARPU was $12.91 and $12.53, respectively. The increase was driven primarily by increases in certain of our subscription rates, partially offset by growth in subscription discounts offered through customer acquisition and retention programs.

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

SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 38 through 40 for more details.)

•
2016 vs. 2015: For the years ended December 31, 2016 and 2015, SAC, per installation, was $31 and $33, respectively. The decrease was driven by lower subsidized costs related to the transition of chipsets as well as lower OEM hardware subsidy rates.

•
2015 vs. 2014: For the years ended December 31, 2015 and 2014, SAC, per installation, was $33 and $34, respectively. The decrease was primarily due to lower subsidies on chipsets and improvements in contractual OEM hardware subsidy rates.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 38 through 40 for more details.)

•
2016 vs. 2015: For the years ended December 31, 2016 and 2015, customer service and billing expenses, per average subscriber, were $1.00 and $1.01, respectively. The decrease was primarily related to efficiencies achieved from call center process enhancements, partially offset by increased bad debt expense.

•
2015 vs. 2014: For the years ended December 31, 2015 and 2014, customer service and billing expenses, per average subscriber, were $1.01 and $1.07, respectively. The decrease was driven primarily by efficiencies achieved from management initiatives implemented at call centers operated by our vendors, as well as a decrease in the rate at which subscribers call to cancel service.

Adjusted EBITDA. EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other income, loss on extinguishment of debt, loss on change in value of derivatives, other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense, loss on disposal of assets, and legal settlements and reserves related to the historical use of sound recordings. (See the accompanying glossary on pages 38 through 40 for a reconciliation to GAAP and for more details.)

•
2016 vs. 2015: For the years ended December 31, 2016 and 2015, adjusted EBITDA was $1,875,775 and $1,657,617, respectively, an increase of 13%, or $218,158. The increase was due to growth in revenues primarily as a result of the increase in our subscriber base and certain of our subscription rates and lower subscriber acquisition costs, partially offset by higher revenue share and royalties costs due to growth in our revenues and royalty rates, programming and content, sales and marketing, and general and administrative costs.

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

Free Cash Flow includes cash provided by operations, net of additions to property and equipment, restricted and other investment activity, the return of capital from investment in unconsolidated entity and excluding the $210,000 pre-1972 sound recordings legal settlement payment made in 2015. (See the accompanying glossary on pages 38 through 40 for a reconciliation to GAAP and for more details.)

•
2016 vs. 2015: For the years ended December 31, 2016 and 2015, free cash flow was $1,509,113 and $1,315,193, respectively, an increase of $193,920, or 15%. The increase was primarily driven by higher net cash provided by operating activities resulting from improved operating performance; partially offset by an increase in additions to property and equipment resulting primarily from new satellite construction. The $210,000 pre-1972 sound recordings legal settlement payment made in 2015 was excluded from free cash flow.

•
2015 vs. 2014: For the years ended December 31, 2015 and 2014, free cash flow was $1,315,193 and $1,155,776, respectively, an increase of $159,417, or 14%. Excluding the $210,000 pre-1972 sound recordings legal settlement payment made in 2015, the increase was primarily driven by higher net cash provided by operating activities from improved operating performance, and higher collections from subscribers, partially offset by higher interest payments.

Liquidity and Capital Resources
Cash Flows for the year ended December 31, 2016 compared with the year ended December 31, 2015 and the year ended December 31, 2015 compared with the year ended December 31, 2014.
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Years Ended December 31,
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net cash provided by operating activities	$1,719,237	$1,244,051	$1,253,244	$475,186	$(9,193)
Net cash used in investing activities	(210,124)	(138,858)	(96,324)	(71,266)	(42,534)
Net cash used in financing activities	(1,407,012)	(1,141,079)	(1,144,001)	(265,933)	2,922
Net increase (decrease) in cash and cash equivalents	102,101	(35,886)	12,919	137,987	(48,805)
Cash and cash equivalents at beginning of period	111,838	147,724	134,805	(35,886)	12,919
Cash and cash equivalents at end of period	$213,939	$111,838	$147,724	$102,101	$(35,886)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $475,186 to $1,719,237 for the year ended December 31, 2016 from $1,244,051 for the year ended December 31, 2015. Cash flows provided by operating activities decreased by $9,193 to $1,244,051 for the year ended December 31, 2015 from $1,253,244 for the year ended December 31, 2014.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities were primarily due to additional spending of $43,300 to construct replacement satellites, improve our terrestrial repeater network and for capitalized software.  In 2015, our cash flows used in investing activities also included an increase to our letters of credit issued for the benefit of lessors of certain of our office space. In 2014, our cash flows used in investing activities were primarily due to additional spending to improve our terrestrial repeater network and for capitalized software, partially offset by a special one-time dividend received from our investment in Sirius XM Canada of $24,178. We expect to continue to incur significant costs to construct replacement satellites.
Cash Flows Used in Financing Activities
Cash flows used in financing activities consists of the issuance and repayment of long-term debt, the purchase of common stock under our share repurchase program and the payment of a cash dividend.  Proceeds from long-term debt, related party debt and equity issuances have been used to fund our operations, construct and launch new satellites and invest in other infrastructure improvements.
Cash flows provided by financing activities in 2016 were due to the issuance of $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2026 and borrowings under the Credit Facility. Cash flows used in financing activities in 2016 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $1,673,518, repayments of borrowings under the Credit Facility, the redemption of $650,000 of our then outstanding 5.875% Senior Notes due 2020 and the payment of a cash dividend. Cash flows provided by financing activities in 2015 were due to the issuance of $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2025 and borrowings under the Credit Facility.  Cash flows used in financing activities in 2015 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $2,018,254 and repayments of borrowings under the Credit Facility. Cash flows used in financing activities in 2014 were primarily due to the purchase of shares of our common stock under our repurchase program from $2,496,799 and repayments under the Credit Facility. In 2014, we issued $1,500,000 aggregate principal amount of 6.00% Senior Notes due 2024.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, legal settlements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of December 31, 2016, $1,360,000 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents as well as debt capacity to cover our estimated short-term and long-term funding needs, as well as fund stock repurchases, future dividend payments and strategic opportunities.
Our ability to meet our debt and other obligations depends on our future operating performance and on economic, financial, competitive and other factors. We continually review our operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained.
We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our business plans or strategy may include: the acquisition of unique or compelling programming; the development and introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions and investments, including acquisitions and investments that are not directly related to our satellite radio business.
Capital Return Program
As of December 31, 2016, our board of directors had approved for repurchase an aggregate of $10,000,000 of our common stock.  As of December 31, 2016, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,203,608 shares for $7,973,837, and $2,026,163 remained available under our stock repurchase program.

On October 26, 2016, our board of directors also declared the first quarterly dividend on our common stock in the amount of $0.01 per share of common stock. That dividend was paid on November 30, 2016 to stockholders of record as of the close of business on November 9, 2016. The total amount of this dividend was approximately $48,079. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.04 per share of common stock.
On January 24, 2017, our board of directors also declared a quarterly dividend on our common stock in the amount of $0.01 per share of common stock payable on February 28, 2017 to stockholders of record as of the close of business on February 7, 2017.
Debt Covenants
The indentures governing Sirius XM's senior notes, and the agreement governing the Credit Facility include restrictive covenants.  As of December 31, 2016, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 14 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments,” refer to Note 14 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Related Party Transactions
For a discussion of “Related Party Transactions,” refer to Note 10 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Accounting estimates require the use of significant management assumptions and judgments as to future events, and the effect of those events cannot be predicted with certainty. The accounting estimates will change as new events occur, more experience is acquired and more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and use outside experts to assist in that evaluation when we deem necessary. We have identified all significant accounting policies in Note 2 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Goodwill.   Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year. Assessments are performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. Step one of the impairment assessment compares the fair value of the entity to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill; an impairment loss will be recorded for the amount the carrying value exceeds the implied fair value. Accounting Standards Codification (“ASC”) 350-20-35, Goodwill, states that if the carrying amount of the reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists based on adverse qualitative factors.  As the carrying amount of our one reporting unit was negative as of the date of our annual assessment for 2016, we performed a qualitative analysis to determine whether it was more likely than not that a goodwill impairment exists. We were not aware of any adverse qualitative factors that would indicate any impairment to our goodwill as of the date of our annual assessment for 2016 and as of December 31, 2016. No impairment losses were recorded for goodwill during the years ended December 31, 2016, 2015 and 2014.
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
Our annual impairment assessment of indefinite-lived assets, our FCC licenses and XM trademark, is performed as of the fourth quarter of each year and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. ASC 350-30-35, Intangibles - Goodwill and Other, provides for an option to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a company is not required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. We completed qualitative assessments of our FCC licenses and XM trademark during the fourth quarter of 2016, 2015 and 2014. As of the date of our annual assessment for 2016, 2015 and 2014, our qualitative impairment assessment of the fair value of our indefinite intangible assets indicated that such assets substantially exceeded their carrying value and therefore was not at risk of impairment. No impairments were recorded for intangible assets with indefinite lives during the years ended December 31, 2016, 2015 and 2014.
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
We operate two in-orbit Sirius satellites, FM-5 and FM-6. We estimate that our FM-5 and FM-6 satellites launched in 2009 and 2013, respectively, will operate effectively through the end of their depreciable life in 2024 and 2028, respectively.
We operate three in-orbit XM satellites, XM-3, XM-4 and XM-5. We estimate that our XM-3 and XM-4 satellites launched in 2005 and 2006, respectively, will reach the end of their depreciable lives in 2020 and 2021, respectively. Our XM-5 satellite was launched in 2010, is used as an in-orbit spare for the Sirius and XM systems and is expected to reach the end of its depreciable life in 2025.
Our satellites have been designed to last fifteen-years. Our in-orbit satellites may experience component failures which could adversely affect their useful lives. We monitor the operating condition of our in-orbit satellites and if events or circumstances indicate that the depreciable lives of our in-orbit satellites have changed, we will modify the depreciable life accordingly. If we were to revise our estimates, our depreciation expense would change.
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
As of December 31, 2016, we had a valuation allowance of $47,682 relating to deferred tax assets that are not more likely than not to be realized due to certain state net operating loss limitations and acquired net operating losses that we were not likely to be utilized.
ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. If the tax position is not more likely than not to be sustained, the gross amount of the unrecognized tax position will not be recorded in the financial statements but will be shown in tabular format within the uncertain income tax positions. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs due to the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. A number of years may elapse before an uncertain tax position is effectively settled or until there is a lapse in the applicable statute of limitations. We record interest and penalties related to uncertain tax positions in Income tax expense in our consolidated statements of comprehensive income. As of December 31, 2016, the gross liability for income taxes associated with uncertain tax positions was $303,583.

Glossary
Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other income as well as certain other charges discussed below. Adjusted EBITDA is one of the primary Non-GAAP financial measures we use to (i) evaluate the performance of our on-going core operating results period over period, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial measure that excludes (if applicable):  (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) share-based payment expense and (iii) other significant operating expense (income) that do not relate to the on-going performance of our business. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. Because of large capital investments in our satellite radio system our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of the legal settlements and reserves related to the historical use of sound recordings and loss on disposal of assets is useful as they are significant expenses not incurred as part of our normal operations for the period.
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

	For the Years Ended December 31,
	2016	2015	2014
Net income:	$745,933	$509,724	$493,241
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues	7,251	7,251	7,251
Operating expenses	—	(1,394)	(3,781)
Sound recording legal settlements and reserves	45,900	109,164	—
Loss on disposal of assets	12,912	7,384	—
Loss on change in value of derivatives	—	—	34,485
Share-based payment expense	108,604	84,310	78,212
Depreciation and amortization	268,979	272,214	266,423
Interest expense	331,225	299,103	269,010
Loss on extinguishment of debt and credit facilities, net	24,229	—	—
Other income	(14,985)	(12,379)	(14,611)
Income tax expense	345,727	382,240	337,545
Adjusted EBITDA	$1,875,775	$1,657,617	$1,467,775

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

	For the Years Ended December 31,
	2016	2015	2014
Subscriber revenue, excluding connected vehicle services	$4,108,547	$3,726,340	$3,466,050
Add: advertising revenue	138,231	122,292	100,982
Add: other subscription-related revenue	478,063	410,644	336,408
	$4,724,841	$4,259,276	$3,903,440
Daily weighted average number of subscribers	30,494	28,337	26,284
ARPU	$12.91	$12.53	$12.38
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

	For the Years Ended December 31,
	2016	2015	2014
Customer service and billing expenses, excluding connected vehicle services	$367,978	$346,789	$340,094
Less: share-based payment expense	(3,735)	(2,982)	(2,780)
	$364,243	$343,807	$337,314
Daily weighted average number of subscribers	30,494	28,337	26,284
Customer service and billing expenses, per average subscriber	$1.00	$1.01	$1.07

Free cash flow - is derived from cash flow provided by operating activities, net of additions to property and equipment, restricted and other investment activity and the return of capital from investment in unconsolidated entity. Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity and significant items that do not relate to the on-going performance of our business.  In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We believe free cash flow is an indicator of the long-term financial stability of our business.  Free cash flow, which is reconciled to “Net cash provided by operating activities,” is a Non-GAAP financial measure.  This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding Restricted and other investment activity from “Net cash provided by operating activities” from the consolidated statements of cash flows, adjusted for any significant legal settlements. We have excluded the $210,000 payment related to the 2015 pre-1972 sound recordings legal settlement from our free cash flow calculation in the year ended December 31, 2015.  Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies.  Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies. Free cash flow is calculated as follows:

	For the Years Ended December 31,
	2016	2015	2014
Cash Flow information
Net cash provided by operating activities	$1,719,237	$1,244,051	$1,253,244
Net cash used in investing activities	$(210,124)	$(138,858)	$(96,324)
Net cash used in financing activities	$(1,407,012)	$(1,141,079)	$(1,144,001)
Free Cash Flow
Net cash provided by operating activities	$1,719,237	$1,244,051	$1,253,244
Additions to property and equipment	(205,829)	(134,892)	(121,646)
Purchases of restricted and other investments	(4,295)	(3,966)	—
Return of capital from investment in unconsolidated entity	—	—	24,178
Pre-1972 sound recordings legal settlement	—	210,000	—
Free cash flow	$1,509,113	$1,315,193	$1,155,776
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories, divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period.  SAC, per installation, is calculated as follows:

	For the Years Ended December 31,
	2016	2015	2014
Subscriber acquisition costs	$512,809	$532,599	$493,464
Less: margin from sales of radios and accessories	(78,065)	(68,199)	(60,264)
	$434,744	$464,400	$433,200
Installations	14,203	14,041	12,788
SAC, per installation	$31	$33	$34

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As of December 31, 2016, we did not hold or issue any free-standing derivatives. We hold investments in money market funds and certificates of deposit. These securities are consistent with the objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
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
Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2016.
KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting which follows this report.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
The additional information required by this Item 10 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2017 annual meeting of stockholders set forth under the captions Stock Ownership, Governance of the Company, Item 1. Election of Directors and Item 3. Ratification of Independent Registered Public Accountants, which we expect to file with the Securities and Exchange Commission prior to May 1, 2017.
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
The information required by this Item 11 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2017 annual meeting of stockholders set forth under the captions Item 1. Election of Directors and, Executive Compensation, which we expect to file with the Securities and Exchange Commission prior to May 1, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this item is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5, of this report.
The additional information required by this Item 12 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2017 annual meeting of stockholders set forth under the caption Stock Ownership, which we expect to file with the Securities and Exchange Commission prior to May 1, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2017 annual meeting of stockholders set forth under the captions Governance of the Company and Item 1. Election of Directors, which we expect to file with the Securities and Exchange Commission prior to May 1, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2017 annual meeting of stockholders set forth under the caption Item 3. Ratification of Independent Registered Public Accountants - Principal Accountant Fees and Services, which we expect to file with the Securities and Exchange Commission prior to May 1, 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this report:
(1)  Financial Statements. See Index to Consolidated Financial Statements appearing on page F-1.
(2)  Financial Statement Schedules. See Index to Consolidated Financial Statements appearing on page F-1.
(3)  Exhibits. See Exhibit Index following this report, which is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of February 2017.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY B. MAFFEI	Chairman of the Board of Directors and Director	February 2, 2017
(Gregory B. Maffei)
/s/ JAMES E. MEYER	Chief Executive Officer and Director (Principal Executive Officer)	February 2, 2017
(James E. Meyer)
/s/ DAVID J. FREAR	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 2, 2017
(David J. Frear)
/s/ THOMAS D. BARRY	Senior Vice President and Controller (Principal Accounting Officer)	February 2, 2017
(Thomas D. Barry)
/s/ JOAN L. AMBLE	Director	February 2, 2017
(Joan L. Amble)
/s/ GEORGE W. BODENHEIMER	Director	February 2, 2017
(George W. Bodenheimer)
/s/ MARK D. CARLETON	Director	February 2, 2017
(Mark D. Carleton)
/s/ EDDY W. HARTENSTEIN	Director	February 2, 2017
(Eddy W. Hartenstein)
/s/ JAMES P. HOLDEN	Director	February 2, 2017
(James P. Holden)
/s/ EVAN D. MALONE	Director	February 2, 2017
(Evan D. Malone)
/s/ JAMES F. MOONEY	Director	February 2, 2017
(James F. Mooney)
/s/ CARL E. VOGEL	Director	February 2, 2017
(Carl E. Vogel)
/s/ VANESSA A. WITTMAN	Director	February 2, 2017
(Vanessa A. Wittman)
/s/ DAVID M. ZASLAV	Director	February 2, 2017
(David M. Zaslav)

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sirius XM Holdings Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of Sirius XM Holdings Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(2).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirius XM Holdings Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for share-based payments in 2016 due to the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirius XM Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 2, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 2, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sirius XM Holdings Inc. and subsidiaries:
We have audited Sirius XM Holdings Inc. and subsidiaries’  internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirius XM Holdings Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Sirius XM Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirius XM Holdings Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 2, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 2, 2017

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Revenue:
Subscriber revenue	$4,196,852	$3,824,793	$3,554,302
Advertising revenue	138,231	122,292	100,982
Equipment revenue	118,947	110,923	104,661
Other revenue	563,190	512,050	421,150
Total revenue	5,017,220	4,570,058	4,181,095
Operating expenses:
Cost of services:
Revenue share and royalties	1,108,515	1,034,832	810,028
Programming and content	353,779	293,091	297,313
Customer service and billing	387,131	377,908	370,585
Satellite and transmission	103,020	94,609	86,013
Cost of equipment	40,882	42,724	44,397
Subscriber acquisition costs	512,809	532,599	493,464
Sales and marketing	386,724	354,189	336,480
Engineering, design and development	82,146	64,403	62,784
General and administrative	341,106	324,801	293,938
Depreciation and amortization	268,979	272,214	266,423
Total operating expenses	3,585,091	3,391,370	3,061,425
Income from operations	1,432,129	1,178,688	1,119,670
Other income (expense):
Interest expense	(331,225)	(299,103)	(269,010)
Loss on extinguishment of debt and credit facilities, net	(24,229)	—	—
Loss on change in value of derivatives	—	—	(34,485)
Other income	14,985	12,379	14,611
Total other expense	(340,469)	(286,724)	(288,884)
Income before income taxes	1,091,660	891,964	830,786
Income tax expense	(345,727)	(382,240)	(337,545)
Net income	$745,933	$509,724	$493,241
Foreign currency translation adjustment, net of tax	363	(100)	(94)
Total comprehensive income	$746,296	$509,624	$493,147
Net income per common share:
Basic	$0.15	$0.09	$0.09
Diluted	$0.15	$0.09	$0.08
Weighted average common shares outstanding:
Basic	4,917,050	5,375,707	5,788,944
Diluted	4,964,728	5,435,166	5,862,020
Dividends declared per common share	$0.01	$—	$—

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$213,939	$111,838
Receivables, net	223,029	234,782
Inventory, net	20,363	22,295
Related party current assets	6,170	5,941
Prepaid expenses and other current assets	179,148	187,033
Total current assets	642,649	561,889
Property and equipment, net	1,398,693	1,415,401
Intangible assets, net	2,544,801	2,593,346
Goodwill	2,205,107	2,205,107
Related party long-term assets	8,918	—
Deferred tax assets	1,084,330	1,115,731
Other long-term assets	119,097	155,188
Total assets	$8,003,595	$8,046,662
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$713,034	$625,313
Accrued interest	114,633	91,655
Current portion of deferred revenue	1,832,609	1,771,915
Current maturities of long-term debt	5,485	4,764
Related party current liabilities	2,840	2,840
Total current liabilities	2,668,601	2,496,487
Deferred revenue	176,319	157,609
Long-term debt	5,842,764	5,443,614
Related party long-term liabilities	7,955	10,795
Deferred tax liabilities	6,418	6,681
Other long-term liabilities	93,553	97,967
Total liabilities	8,795,610	8,213,153
Commitments and contingencies (Note 14)
Stockholders’ (deficit) equity:
Common stock, par value $0.001; 9,000,000 shares authorized; 4,746,047 and 5,153,451 shares issued; 4,740,947 and 5,147,647 outstanding at December 31, 2016 and December 31, 2015, respectively	4,745	5,153
Accumulated other comprehensive loss, net of tax	(139)	(502)
Additional paid-in capital	3,117,666	4,783,795
Treasury stock, at cost; 5,100 and 5,804 shares of common stock at December 31, 2016 and December 31, 2015, respectively	(22,906)	(23,727)
Accumulated deficit	(3,891,381)	(4,931,210)
Total stockholders’ (deficit) equity	(792,015)	(166,491)
Total liabilities and stockholders’ (deficit) equity	$8,003,595	$8,046,662

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance at January 1, 2014	6,096,220	$6,096	$(308)	$8,674,129	—	$—	$(5,934,175)	$2,745,742
Comprehensive income, net of tax	—	—	(94)	—	—	—	493,241	493,147
Share-based payment expense	—	—	—	78,212	—	—	—	78,212
Exercise of options and vesting of restricted stock units	15,960	16	—	315	—	—	—	331
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(37,320)	—	—	—	(37,320)
Conversion of Exchangeable Notes to common stock	272,856	273	—	502,097	—	—	—	502,370
Issuance of common stock upon exercise of warrants	99	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	739,016	(2,472,645)	—	(2,472,645)
Common stock retired	(731,606)	(732)	—	(2,445,879)	(731,606)	2,446,611	—	—
Balance at December 31, 2014	5,653,529	$5,653	$(402)	$6,771,554	7,410	$(26,034)	$(5,440,934)	$1,309,837
Comprehensive income, net of tax	—	—	(100)	—	—	—	509,724	509,624
Share-based payment expense	—	—	—	84,310	—	—	—	84,310
Exercise of options and vesting of restricted stock units	19,740	20	—	240	—	—	—	260
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(54,575)	—	—	—	(54,575)
Issuance of common stock upon exercise of warrants	6,010	6	—	(6)	—	—	—	—
Common stock repurchased	—	—	—	—	524,222	(2,015,947)	—	(2,015,947)
Common stock retired	(525,828)	(526)	—	(2,017,728)	(525,828)	2,018,254	—	—
Balance at December 31, 2015	5,153,451	$5,153	$(502)	$4,783,795	5,804	$(23,727)	$(4,931,210)	$(166,491)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	293,896	293,896
Comprehensive income, net of tax	—	—	363	—	—	—	745,933	746,296
Share-based payment expense	—	—	—	97,539	—	—	—	97,539
Exercise of options and vesting of restricted stock units	13,411	13	—	335	—	—	—	348
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(42,827)	—	—	—	(42,827)
Cash dividends paid on common shares	—	—	—	(48,079)	—	—	—	(48,079)
Common stock repurchased	—	—	—	—	420,111	(1,672,697)	—	(1,672,697)
Common stock retired	(420,815)	(421)	—	(1,673,097)	(420,815)	1,673,518	—	—
Balance at December 31, 2016	4,746,047	$4,745	$(139)	$3,117,666	5,100	$(22,906)	$(3,891,381)	$(792,015)

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$745,933	$509,724	$493,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,979	272,214	266,423
Non-cash interest expense, net of amortization of premium	8,608	7,872	21,039
Provision for doubtful accounts	55,941	47,237	44,961
Amortization of deferred income related to equity method investment	(2,772)	(2,776)	(2,776)
Loss on extinguishment of debt and credit facilities, net	24,229	—	—
Gain on unconsolidated entity investments, net	(12,529)	—	(5,547)
Dividend received from unconsolidated entity investment	7,160	14,788	17,019
Loss on disposal of assets	12,912	7,384	—
Loss on change in value of derivatives	—	—	34,485
Share-based payment expense	108,604	84,310	78,212
Deferred income taxes	323,562	365,499	327,461
Other non-cash purchase price adjustments	—	(1,394)	(3,781)
Changes in operating assets and liabilities:
Receivables	(44,188)	(61,440)	(72,628)
Inventory	1,932	(2,898)	(5,534)
Related party, net	(3,485)	(14,953)	(4,303)
Prepaid expenses and other current assets	7,156	(67,204)	(1,195)
Other long-term assets	38,835	(130,741)	3,393
Accounts payable and accrued expenses	78,920	52,696	(17,191)
Accrued interest	22,978	11,215	38,355
Deferred revenue	79,404	145,242	48,645
Other long-term liabilities	(2,942)	7,276	(7,035)
Net cash provided by operating activities	1,719,237	1,244,051	1,253,244
Cash flows from investing activities:
Additions to property and equipment	(205,829)	(134,892)	(121,646)
Purchases of restricted and other investments	(4,295)	(3,966)	—
Acquisition of business, net of cash acquired	—	—	1,144
Return of capital from investment in unconsolidated entity	—	—	24,178
Net cash used in investing activities	(210,124)	(138,858)	(96,324)
Cash flows from financing activities:
Proceeds from exercise of stock options	348	260	331
Taxes paid in lieu of shares issued for stock-based compensation	(42,824)	(54,539)	(37,318)
Proceeds from long-term borrowings and revolving credit facility, net of costs	1,847,143	1,728,571	2,406,205
Payment of premiums on redemption of debt	(19,097)	—	—
Repayment of long-term borrowings and revolving credit facility	(1,470,985)	(797,117)	(1,016,420)
Common stock repurchased and retired	(1,673,518)	(2,018,254)	(2,496,799)
Dividends paid	(48,079)	—	—
Net cash used in financing activities	(1,407,012)	(1,141,079)	(1,144,001)
Net increase (decrease) in cash and cash equivalents	102,101	(35,886)	12,919
Cash and cash equivalents at beginning of period	111,838	147,724	134,805
Cash and cash equivalents at end of period	$213,939	$111,838	$147,724

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(in thousands)	2016	2015	2014
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$292,556	$269,925	$199,424
Income taxes paid	$20,639	$12,384	$8,713
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$6,647	$7,487	$719
Treasury stock not yet settled	$22,906	$23,727	$26,034
Conversion of 7% Exchangeable Notes to common stock, net of debt issuance and deferred financing costs	$—	$—	$502,097
Purchase price accounting adjustments to goodwill	$—	$—	$1,698

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except per share amounts)

(1)	Business & Basis of Presentation
Business
We transmit music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems.  Subscribers can also receive music and other channels, plus features such as SiriusXM On Demand and MySXM, over our Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment.  We are also a leader in providing connected vehicle services.  Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.
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
Our primary source of revenue is subscription fees, with most of our customers subscribing to annual, semi-annual, quarterly or monthly plans.  We offer discounts for prepaid, longer term subscription plans, as well as a multiple subscription discount.  We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic and data services.
In certain cases, a subscription to our radio services is included in the sale or lease price of new or previously owned vehicles. The length of these subscriptions varies but is typically three to twelve months.  We receive payments for these subscriptions from certain automakers.  We also reimburse various automakers for certain costs associated with satellite radios installed in new vehicles.
As of December 31, 2016, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 67% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.  Liberty Media owns interests in a range of media, communications and entertainment businesses.
Reorganization of Sirius XM Canada
On May 12, 2016, our subsidiary, Sirius XM, entered into an arrangement agreement (the “Arrangement Agreement”) with Sirius XM Canada Holdings Inc. ("Sirius XM Canada"), an entity in which Sirius XM currently holds an approximate 37% economic interest and 25% voting interest. Pursuant to the Arrangement Agreement, Sirius XM and certain Canadian shareholders will form a new company to acquire shares of Sirius XM Canada not already owned by them pursuant to a plan of arrangement (the “Transaction”). In connection with the Transaction, Sirius XM Canada’s shareholders will be entitled to elect to receive, for each share of Sirius XM Canada held, C$4.50 (U.S. $3.50 as of May 12, 2016) in (i) cash, (ii) shares of our common stock, (iii) a security exchangeable for shares of our common stock, or (iv) a combination thereof; provided that no more than 50% of the total consideration in the Transaction (or up to 35,000 shares) will be issued in our common stock and exchangeable shares. All of the obligations of Sirius XM under the Arrangement Agreement are guaranteed by us.
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
The Transaction has been approved by the stockholders of Sirius XM Canada and has received the required court approval. The Transaction remains subject to receipt of Canadian Radio-Television and Telecommunications Commission approval. Pending receipt of this approval, the Transaction is expected to close early in the second quarter of 2017.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

Basis of Presentation
This Annual Report on Form 10-K presents information for Sirius XM Holdings Inc. (“Holdings”).  Holdings has no operations independent of its wholly-owned subsidiary, Sirius XM.
The accompanying consolidated financial statements of Holdings and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. Certain numbers in our prior period consolidated financial statements and footnotes have been reclassified or consolidated to conform to our current period presentation.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2016 and have determined that no events have occurred that would require adjustment to our consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our consolidated financial statements refer to Note 16.
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

(2)	Summary of Significant Accounting Policies
In addition to the significant accounting policies discussed in this Note 2, the following table includes our significant accounting policies that are described in other notes to our consolidated financial statements, including the number and page of the note:
Cash and Cash Equivalents
Our cash and cash equivalents consist of cash on hand, money market funds, certificates of deposit, in-transit credit card receipts and highly liquid investments purchased with an original maturity of three months or less.
Revenue Recognition
We derive revenue primarily from subscribers, advertising and sales of radios and accessories.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

Revenue from subscribers consists primarily of subscription fees and other ancillary subscription based revenues. Revenue is recognized as it is realized or realizable and earned.  We recognize subscription fees as our services are provided.  Consumers purchasing or leasing a vehicle with a factory-installed satellite radio typically receive between a three and twelve month subscription to our service, certain of which are prepaid.  Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon retail sale and activation. There is no revenue recognized for unpaid trial subscriptions.
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
Other revenue primarily includes U.S. Music Royalty Fees which are recorded as other revenue and the cost component as Revenue share and royalties expense.  Fees received from subscribers for the U.S. Music Royalty Fee are recorded as deferred revenue and amortized to revenue ratably over the service period which coincides with the recognition of the subscriber's subscription revenue.
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
Revenue Share
We share a portion of our subscription revenues earned from self-pay subscribers and paid promotional subscribers with certain automakers.  The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue.  Revenue share is recorded as an expense in our consolidated statements of comprehensive income and not as a reduction to revenue.
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
Advertising Costs
Media is expensed when aired and advertising production costs are expensed as incurred.  Advertising production costs include expenses related to marketing and retention activities, including expenses related to direct mail, outbound telemarketing and email communications.  We also incur advertising production costs related to cooperative marketing and promotional events and sponsorships.  During the years ended December 31, 2016, 2015 and 2014, we recorded advertising costs of $226,969, $206,351 and $203,945, respectively.  These costs are reflected in Sales and marketing expense in our consolidated statements of comprehensive income.

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
Research & Development Costs
Research and development costs are expensed as incurred and primarily include the cost of new product development, chipset design, software development and engineering.  During the years ended December 31, 2016, 2015 and 2014, we recorded research and development costs of $69,025, $54,933 and $54,109, respectively.  These costs are reported as a component of Engineering, design and development expense in our consolidated statements of comprehensive income.
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

Additionally, we recognized net operating losses related to excess share-based compensation tax return deductions that were previously tracked off balance sheet but not recorded in our financial statements. As of January 1, 2016, $293,896, net of a $1,946 reserve for an uncertain tax position, was recorded as an increase to our Deferred tax assets and decrease to our

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

Accumulated deficit in our consolidated balance sheets as a result of the cumulative effect of this change in accounting principle.
Additional amendments to this ASU related to income taxes and minimum statutory withholding tax requirements had no impact to accumulated deficit, where the cumulative effect of these changes are required to be recorded. Further, there was no impact to our classification of awards as either equity or liabilities. We also elected to true-up forfeitures in the period of adoption and in the future will recognize forfeitures as they occur. This ASU also required excess tax benefits to be separated from other income tax cash flows and classified as an operating activity, however, prior to adoption, there was no impact to the consolidated statement of cash flows as we have not had any excess tax benefits (windfalls) recorded for book purposes. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated statement of cash flows as such cash flows have historically been presented as a financing activity.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In August 2015, the FASB issued ASU 2015-14 which amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. In 2016, the FASB issued additional guidance which clarified principal versus agent considerations, identification of performance obligations and the implementation guidance for licensing. In addition, the FASB issued guidance regarding practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.
We have substantially completed our evaluation of the impact of this ASU on our subscription fees earned from self-pay subscribers and advertising revenue, and based on the preliminary results of our evaluation, we do not expect the application of this ASU to have a material impact on the recognition of revenue related to these revenues. We are still evaluating the impact of this ASU as it relates to other ancillary revenue streams, as well as certain associated expenses. Depending on the results of our review, there could be changes to the classification and timing of recognition of revenues and expenses related to these ancillary areas. We expect to complete our assessment process, including selecting a transition method for adoption, by the end of the third quarter of 2017 along with our implementation process prior to the adoption of this ASU on January 1, 2018.

(3)	Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2016 and 2015, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

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
Our assets and liabilities measured at fair value were as follows:

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Sirius XM Canada - investment (a)	$178,696	—	—	$178,696	$141,850	—	—	$141,850
Liabilities:
Debt (b)	—	$6,008,205	—	$6,008,205	—	$5,649,173	—	$5,649,173

(a)	This amount approximates fair value. The carrying value of our investment in Sirius XM Canada was $8,615 and $0 as of December 31, 2016 and 2015, respectively.

(b)
The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm.  Refer to Note 11 for information related to the carrying value of our debt as of December 31, 2016 and 2015.

(4)	Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (warrants, stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the years ended December 31, 2016, 2015 and 2014.
Common stock equivalents of 208,202 for the year ended December 31, 2016, and 151,112 and 132,162 for the years ended December 31, 2015 and 2014, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Years Ended December 31,
	2016	2015	2014
Numerator:
Net income available to common stockholders for basic and diluted net income per common share	$745,933	$509,724	$493,241
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,917,050	5,375,707	5,788,944
Weighted average impact of dilutive equity instruments	47,678	59,459	73,076
Weighted average shares for diluted net income per common share	4,964,728	5,435,166	5,862,020
Net income per common share:
Basic	$0.15	$0.09	$0.09
Diluted	$0.15	$0.09	$0.08

(5)	Receivables, net
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
Receivables, net, consists of the following:

	December 31, 2016	December 31, 2015
Gross customer accounts receivable	$105,737	$98,740
Allowance for doubtful accounts	(8,658)	(6,118)
Customer accounts receivable, net	$97,079	$92,622
Receivables from distributors	98,498	120,012
Other receivables	27,452	22,148
Total receivables, net	$223,029	$234,782

(6)	Inventory, net
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
Inventory, net, consists of the following:

	December 31, 2016	December 31, 2015
Raw materials	$10,219	$11,085
Finished goods	19,581	21,159
Allowance for obsolescence	(9,437)	(9,949)
Total inventory, net	$20,363	$22,295

(7)	Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations.  Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Step one of the impairment assessment compares the fair value to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value. ASC 350-20-35 states that if the carrying amount of the reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists based on adverse qualitative factors. As the carrying amount of our one reporting unit was negative as of the date of our annual assessment for 2016, we performed a qualitative analysis to determine whether it was more likely than not that a goodwill

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

impairment exists. We were not aware of any adverse qualitative factors that would indicate any impairment to our goodwill as of the date of our annual assessment for 2016 and as of December 31, 2016.
No impairment losses were recorded for goodwill during the years ended December 31, 2016, 2015 and 2014.  As of December 31, 2016, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the “Merger”) between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (“XM”), was $4,766,190, which was recognized during the year ended December 31, 2008.

(8)	Intangible Assets
Our intangible assets include the following:

		December 31, 2016			December 31, 2015
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(364,893)	15,107	380,000	(336,822)	43,178
OEM relationships	15 years	220,000	(46,444)	173,556	220,000	(31,778)	188,222
Licensing agreements	12 years	45,289	(30,664)	14,625	45,289	(26,977)	18,312
Proprietary software	8 years	27,215	(19,673)	7,542	27,215	(17,752)	9,463
Developed technology	10 years	2,000	(1,683)	317	2,000	(1,483)	517
Leasehold interests	7.4 years	—	—	—	132	(132)	—
Total intangible assets		$3,008,158	$(463,357)	$2,544,801	$3,008,290	$(414,944)	$2,593,346

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
We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our satellite licenses expires:

FCC satellite licenses	Expiration year
SIRIUS FM-5	2025
SIRIUS FM-6	2022
XM-3	2021
XM-4	2022
XM-5	2018
Prior to expiration of our FCC licenses, we are required to apply for a renewal of our FCC licenses.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred.  Each of the FCC licenses authorizes us to use the radio spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.
ASC 350-30-35, Intangibles - Goodwill and Other, provides for an option to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year.

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
We completed qualitative assessments of our FCC licenses and XM trademark during the fourth quarter of 2016, 2015 and 2014. As of the date of our annual assessment for 2016, 2015 and 2014, our qualitative impairment assessment of the fair value of our indefinite intangible assets indicated that such assets substantially exceeded their carrying value and therefore was not at risk of impairment. No impairments were recorded for intangible assets with indefinite lives during the years ended December 31, 2016, 2015 and 2014.
Definite Life Intangible Assets
Definite-lived intangible assets are amortized over their respective estimated useful lives to their estimated residual values, in a pattern that reflects when the economic benefits will be consumed, and are reviewed for impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement. We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the carrying amount of the asset exceeds its fair value. No impairments were recorded for intangible assets with definite lives during the years ended December 31, 2016, 2015 and 2014.
Amortization expense for all definite life intangible assets was $48,545, $51,700 and $55,016 for the years ended December 31, 2016, 2015 and 2014, respectively. Expected amortization expense for each of the fiscal years 2017 through 2021 and for periods thereafter is as follows:

Years ending December 31,	Amount
2017	$34,882
2018	19,463
2019	19,026
2020	18,446
2021	15,576
Thereafter	103,754
Total definite life intangible assets, net	$211,147

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

(9)	Property and Equipment
Property and equipment, including satellites, are stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the following estimated useful life of the asset:

Satellite system	15 years
Terrestrial repeater network	5 - 15 years
Broadcast studio equipment	3 - 15 years
Capitalized software and hardware	3 - 7 years
Satellite telemetry, tracking and control facilities	3 - 15 years
Furniture, fixtures, equipment and other	2 - 7 years
Building	20 or 30 years
Leasehold improvements	Lesser of useful life or remaining lease term
We review long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount exceeds the fair value of the asset. We did not record any impairments during the years ended December 31, 2016, 2015 and 2014.
Property and equipment, net, consists of the following:

	December 31, 2016	December 31, 2015
Satellite system	$1,586,794	$2,388,000
Terrestrial repeater network	127,854	117,127
Leasehold improvements	53,898	49,407
Broadcast studio equipment	84,697	70,888
Capitalized software and hardware	558,101	466,464
Satellite telemetry, tracking and control facilities	77,290	75,440
Furniture, fixtures, equipment and other	90,214	81,871
Land	38,411	38,411
Building	61,597	60,487
Construction in progress	144,954	101,324
Total property and equipment	2,823,810	3,449,419
Accumulated depreciation and amortization	(1,425,117)	(2,034,018)
Property and equipment, net	$1,398,693	$1,415,401
Construction in progress consists of the following:

	December 31, 2016	December 31, 2015
Satellite system	$43,977	$12,912
Terrestrial repeater network	1,139	25,578
Capitalized software	82,204	37,064
Other	17,634	25,770
Construction in progress	$144,954	$101,324

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

Depreciation expense on property and equipment was $220,434, $220,514 and $211,407 for the years ended December 31, 2016, 2015 and 2014, respectively.  We retired property and equipment of $843,129, $43,833 and $19,398 during the years ended December 31, 2016, 2015 and 2014, respectively, which included approximately $801,206 related to satellites during 2016. We recognized a loss on disposal of assets of $12,912 and $7,384, which has been recorded in Satellite and transmission expense in our consolidated statements of comprehensive income, during the years ended December 31, 2016 and 2015, respectively, which related to the disposal of certain obsolete spare parts for a future satellite and obsolete terrestrial repeaters and related parts, respectively. We did not recognize any loss on disposal of assets during the year ended December 31, 2014.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites and launch vehicles. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs for the year ended December 31, 2016 was $419, which related to the construction of our SXM-7 and SXM-8 satellites. We did not capitalize any interest costs for the years ended December 31, 2015 and 2014.
Satellites
As of December 31, 2016, we owned a fleet of five satellites.  The chart below provides certain information on our satellites as of December 31, 2016:

Satellite Description	Year Delivered	Estimated End of Depreciable Life
SIRIUS FM-5	2009	2024
SIRIUS FM-6	2013	2028
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025

(10)	Related Party Transactions
In the normal course of business, we enter into transactions with related parties.

Liberty Media
As of December 31, 2016, Liberty Media beneficially owned, directly and indirectly, approximately 67% of the outstanding shares of our common stock and has two executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors. We have not had any related party transactions with Liberty Media during the years ended December 31, 2016 and 2015.
On October 9, 2013, we entered into an agreement with Liberty Media to repurchase $500,000 of our common stock from Liberty Media. Pursuant to that agreement, we repurchased $160,000 of our common stock from Liberty Media in 2013 and in April 2014, we completed the final purchase installment under this share repurchase agreement and repurchased the remaining $340,000 of our shares of common stock from Liberty Media at a price of $3.66 per share. As there were certain terms in the forward purchase contract that could have caused the obligation to not be fulfilled, the instrument was recorded as a liability and was marked to fair value with $34,485 recorded to Loss on change in value of derivatives within our consolidated statements of comprehensive income during the year ended December 31, 2014.
During the year ended December 31, 2014, we recognized $1,025 in Interest expense associated with the portion of our 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”) held by Liberty Media through November 2014.

Sirius XM Canada
We hold an equity method investment in Sirius XM Canada.  As of December 31, 2016, we owned approximately 47,300 of Sirius XM Canada’s Class A shares on a converted basis, representing an approximate 37% equity interest and an approximate 25% voting interest.  We primarily provide programming and content services to Sirius XM Canada and are reimbursed from Sirius XM Canada for certain product development costs, production and distribution of chipset radios, as well

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

as for information technology and streaming support costs. Refer to Note 1 Business & Basis of Presentation for information on the pending transaction with Sirius XM Canada.
Investments in which we have the ability to exercise significant influence but not control are accounted for pursuant to the equity method of accounting. We recognize our proportionate share of earnings or losses of Sirius XM Canada as they occur as a component of Other income in our consolidated statements of comprehensive income on a one month lag.
The difference between our investment and our share of the fair value of the underlying net assets of Sirius XM Canada is first allocated to either finite-lived intangibles or indefinite-lived intangibles and the balance is attributed to goodwill. We follow ASC 350, Intangibles - Goodwill and Other, which requires that equity method finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. The amortization of equity method finite-lived intangible assets is recorded in Interest and investment income in our consolidated statements of comprehensive income. We periodically evaluate our equity method investments to determine if there has been an other-than temporary decline in fair value below carrying value. Equity method finite-lived intangibles, indefinite-lived intangibles and goodwill are included in the carrying amount of the investment.
We had the following related party balances associated with Sirius XM Canada:

	December 31, 2016	December 31, 2015
Related party current assets	$6,170	$5,941
Related party long-term assets	$8,918	$—
Related party current liabilities	$2,840	$2,840
Related party long-term liabilities	$7,955	$10,795
Our related party current asset balances primarily consist of activation fees and streaming and chipset costs for which we are reimbursed.  Our related party long-term asset balance as of December 31, 2016 primarily included our investment balance in Sirius XM Canada. Our related party liabilities as of December 31, 2016 and 2015 included $2,776 for the current portion of deferred revenue and $7,867 and $10,639, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.
We recorded the following revenue and other income associated with Sirius XM Canada in our consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2016	2015	2014
Revenue (a)	$45,962	$56,397	$49,691
Other income
Share of net earnings (b)	$12,529	$—	$7,889
Dividends (c)	$3,575	$12,645	$7,628

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

(b)
We recognize our proportionate share of earnings or losses of Sirius XM Canada as they occur as a component of Other income in our consolidated statements of comprehensive income on a one month lag. For the year ended December 31, 2014, this amount included amortization related to the equity method intangible assets of $363 and a gain of $1,251 related to the fair value received in excess of the carrying value associated with the redemption of our investment in Sirius XM Canada's 8% convertible unsecured subordinated debentures in February 2014.

(c)
Pursuant to the Arrangement Agreement, Sirius XM Canada did not pay any dividends during the second half of the year ended December 31, 2016. Sirius XM Canada paid gross dividends to us of $7,548, $15,645 and $43,492 during the years ended December 31, 2016, 2015 and 2014, respectively.  These dividends were first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance existed and then as Other income for the remaining portion.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

(11)	Debt
Our debt as of December 31, 2016 and 2015 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at December 31, 2016	December 31, 2016	December 31, 2015
Sirius XM (b)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November15	$500,000	$497,069	$496,282
Sirius XM (b)(f)	September 2013	5.875% Senior Notes (the "5.875% Notes")	October 1, 2020	semi-annually on April 1 and October 1	—	—	644,720
Sirius XM (b)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	600,000	596,386	595,720
Sirius XM (b)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May 15 and November 15	500,000	496,111	495,602
Sirius XM (b)	May 2014	6.00% Senior Notes (the "6.00% Notes")	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,486,556	1,485,196
Sirius XM (b)	March 2015	5.375% Senior Notes (the "5.375% Notes due 2025")	April 15, 2025	semi-annually on April 15 and October 15	1,000,000	990,340	989,446
Sirius XM (b)(c)	May 2016	5.375% Senior Notes (the "5.375% Notes due 2026")	July 15, 2026	semi-annually on January 15 and July 15	1,000,000	989,259	—
Sirius XM (b)(d)	August 2012	5.25%Senior Secured Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	400,000	396,232	395,675
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 16, 2020	variable fee paid quarterly	1,750,000	390,000	340,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	13,559	12,892
Total Debt						5,855,512	5,455,533
Less: total current maturities						5,485	4,764
Less: total deferred financing costs for Notes						7,263	7,155
Total long-term debt						$5,842,764	$5,443,614

(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.

(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

(c)	In May 2016, Sirius XM issued $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2026, with an original issuance discount of $11,250.

(d)	The liens securing the 5.25% Notes are equal and ratable to the liens granted to secure the Credit Facility.

(e)
Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of December 31, 2016.  Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our consolidated balance sheets due to the long-term maturity of this debt.

(f)
On August 25, 2016, we called for the redemption of $650,000 outstanding principal balance of the 5.875% Notes on October 1, 2016 for an aggregate purchase price, including premium and interest, of $669,097. We recognized $24,229 to Loss on extinguishment of debt and credit facilities, net, consisting primarily of unamortized discount, deferred financing fees and repayment premium, as a result of this redemption.

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
Covenants and Restrictions
Under the Credit Facility, Sirius XM, our wholly-owned subsidiary, must comply with a debt maintenance covenant that it cannot exceed a total leverage ratio, calculated as consolidated total debt to consolidated operating cash flow, of 5.0 to 1.0.  The Credit Facility generally requires compliance with certain covenants that restrict Sirius XM's ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of Sirius XM's assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions.
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
At December 31, 2016 and 2015, we were in compliance with our debt covenants.

(12)	Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000,000 shares of common stock. There were 4,746,047 and 5,153,451 shares of common stock issued and 4,740,947 and 5,147,647 shares outstanding on December 31, 2016 and 2015, respectively.
As of December 31, 2016, there were 362,541 shares of common stock reserved for issuance in connection with outstanding stock based awards and common stock to be granted to members of our board of directors, employees and third parties.
Dividend Declared, $0.01 per share
On October 26, 2016, our board of directors declared a dividend on our common stock in the amount of $0.01 per share of common stock to stockholders of record as of the close of business on November 9, 2016. The dividend was paid in cash on November 30, 2016 in the aggregate amount of $48,079.
Stock Repurchase Program
As of December 31, 2016, our board of directors had approved for repurchase an aggregate of $10,000,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of December 31, 2016, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,203,608 shares for $7,973,837, and $2,026,163 remained available under our stock repurchase program.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

The following table summarizes our total share repurchase activity for the years ended:

	December 31, 2016		December 31, 2015		December 31, 2014
Share Repurchase Type	Shares	Amount	Shares	Amount	Shares	Amount
Open Market (a)	420,111	$1,672,697	524,222	$2,015,947	422,965	$1,426,428
Liberty Media (b)	—	—	—	—	92,889	340,000
May 2014 ASR Agreement (c)	—	—	—	—	151,846	506,404
August 2014 ASR Agreement (d)	—	—	—	—	71,316	250,000
Total Repurchases	420,111	$1,672,697	524,222	$2,015,947	739,016	$2,522,832

(a)
As of December 31, 2016, $22,906 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our consolidated balance sheets and consolidated statements of stockholders’ (deficit) equity.

(b)
On October 9, 2013, we entered into an agreement to repurchase $500,000 of our common stock from Liberty Media. In April 2014, we completed the final purchase installment and repurchased 92,889 shares of our common stock for $340,000 from Liberty Media at a price of $3.66 per share. As there were certain terms in the forward purchase contract with Liberty Media that could have caused the obligation not to be fulfilled, the instrument was classified as a liability and was marked to fair value with any gain or loss recorded to our consolidated statements of comprehensive income. We recognized $34,485 to Loss on change in value of derivatives in our consolidated statements of comprehensive income during the year ended December 31, 2014.

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
We recorded interest expense related to the amortization of the costs associated with the share lending arrangement and other issuance costs for our Exchangeable Notes of $12,701 for the year ended December 31, 2014. These costs were fully amortized as of December 31, 2014 as the Exchangeable Notes matured on December 1, 2014.
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50,000 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of December 31, 2016 and 2015.
Warrants
As of December 31, 2016, there were no warrants outstanding. We have previously issued warrants to purchase shares of our common stock in connection with distribution and programming agreements. During the year ended December 31, 2015, warrants with an exercise price of $2.50 per share were exercised on a net settlement basis, resulting in the issuance of 6,010 shares of our common stock. Except for an insignificant amount of warrant expense associated with the extension of the warrants during the three months ended March 31, 2015, we did not incur warrant related expenses during the years ended December 31, 2016, 2015 and 2014. For the year ended December 31, 2014, 16,667 warrants were outstanding and fully vested. Warrants were included in our calculation of diluted net income per common share as the effect was dilutive for the year ended December 31, 2014.

(13)	Benefit Plans
We recognized share-based payment expense of $108,604, $84,310 and $78,212 for the years ended December 31, 2016, 2015 and 2014, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

We account for equity instruments granted to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on fair value. Upon adoption of ASU 2016-09 as of January 1, 2016 we recorded actual forfeitures and no longer estimate forfeitures. For the years ended December 31, 2015 and 2014 we estimated forfeitures at the time of the grant. We use the Black-Scholes-Merton option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award. Share-based compensation expense is recognized ratably over the requisite service period, which is generally the vesting period. We measure restricted stock awards and units using the fair market value of the restricted shares of common stock on the day the award is granted. Stock-based awards granted to employees, non-employees and members of our board of directors include stock options, stock awards and restricted stock units. We apply variable accounting to our non-employee stock-based awards, whereby we remeasure the value of such awards at each balance sheet date.
Fair value as determined using the Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility, expected dividend yield and risk-free interest rates. For the years ended December 31, 2016, 2015 and 2014, we estimated the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. Dividend yield is based on the current expected annual dividend per share and our stock price. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deem appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date, and may include performance requirements.  Stock options generally expire ten years from the date of grant.  Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of December 31, 2016, 181,148 shares of common stock were available for future grants under the 2015 Plan.
During the year ended December 31, 2016, we granted performance-based restricted stock units (“PRSUs”) to certain employees, the vesting of which is subject to the employee's continuing employment and our achievement of certain performance goals. The PRSUs awards cliff vest on the three-year anniversary of the grant date.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.1%	1.4%	1.6%
Expected life of options — years	4.25	4.17	4.72
Expected stock price volatility	22%	26%	33%
Expected dividend yield	0%	0%	0%

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
There were no options granted to third parties during the years ended December 31, 2016 and 2014.  Since we have not historically paid dividends on our common stock prior to the fourth quarter of 2016, the dividend yield used in the Black-Scholes-Merton option value was less than one percent for the year ended December 31, 2016 and zero for the years ended December 31, 2015 and 2014.
The following table summarizes stock option activity under our share-based plans for the years ended December 31, 2016, 2015 and 2014:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of January 1, 2014	264,239	$2.42
Granted	61,852	$3.39
Exercised	(46,943)	$1.63
Forfeited, cancelled or expired	(11,294)	$4.08
Outstanding as of December 31, 2014	267,854	$2.72
Granted	145,366	$3.95
Exercised	(57,667)	$1.88
Forfeited, cancelled or expired	(17,072)	$4.60
Outstanding as of December 31, 2015	338,481	$3.29
Granted	55,222	$4.14
Exercised	(50,728)	$2.66
Forfeited, cancelled or expired	(10,327)	$4.30
Outstanding as of December 31, 2016	332,648	$3.50	7.33	$315,874
Exercisable as of December 31, 2016	126,580	$2.82	5.99	$209,696
The weighted average grant date fair value per share of options granted during the years ended December 31, 2016, 2015 and 2014 was $0.81, $1.11 and $1.05, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $81,204, $117,944, and $89,428, respectively.  During the years ended December 31, 2016, 2015 and 2014 the number of net settled shares which were issued as a result of stock option exercises was 10,918, 17,652 and 15,228, respectively.
We recognized share-based payment expense associated with stock options of $80,266, $70,084 and $69,754 for the years ended December 31, 2016, 2015 and 2014, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

The following table summarizes the restricted stock unit, including PRSUs, and stock award activity under our share-based plans for the years ended December 31, 2016, 2015 and 2014:

	Shares	Grant Date Fair Value Per Share
Nonvested at the beginning of January 1, 2014	6,984	$3.58
Granted	6,108	$3.38
Vested	(1,138)	$3.62
Forfeited	(379)	$3.52
Nonvested as of December 31, 2014	11,575	$3.47
Granted	8,961	$3.92
Vested	(3,464)	$3.44
Forfeited	(984)	$3.52
Nonvested as of December 31, 2015	16,088	$3.73
Granted	18,523	$4.21
Vested	(4,212)	$3.68
Forfeited	(506)	$3.75
Nonvested as of December 31, 2016	29,893	$4.03
The total intrinsic value of restricted stock units and stock awards vesting during the years ended December 31, 2016, 2015 and 2014 was $17,807, $13,720 and $4,044, respectively. During the years ended December 31, 2016, 2015 and 2014 the number of net settled shares which were issued as a result of restricted stock units vesting and the number of shares issued from stock awards granted totaled 2,493, 2,088 and 732, respectively. During the year ended December 31, 2016, we granted 3,036 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividend paid in 2016, we granted 70 incremental restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. This grant did not result in any additional incremental share-based payment expense being recognized in 2016.
We recognized share-based payment expense associated with restricted stock units and stock awards of $28,338, $14,226 and $8,458 for the years ended December 31, 2016, 2015 and 2014, respectively. The year ended December 31, 2016 included $1,859 of compensation expense related to PRSUs.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units granted to employees, members of our board of directors and third parties at December 31, 2016 and 2015 were $266,045 and $261,628, respectively.  The total unrecognized compensation costs at December 31, 2016 are expected to be recognized over a weighted-average period of 2.5 years.
401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We recognized $7,104, $8,144 and $5,385 in expense during years ended December 31, 2016, 2015 and 2014, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

Sirius XM Holdings Inc. Deferred Compensation Plan
In 2015, we adopted the Sirius XM Holdings Inc. Deferred Compensation Plan (the “DCP”).  The DCP allows members of our board of directors and certain eligible employees to defer all or a portion of their base salary, cash incentive compensation and/or board of directors’ compensation, as applicable.  Pursuant to the terms of the DCP, we may elect to make additional contributions beyond amounts deferred by participants, but we are under no obligation to do so.  We have established a grantor (or “rabbi”) trust to facilitate the payment of our obligations under the DCP.
 As of December 31, 2016, the fair value of the investments held in the trust was $4,854, which is included in Other long-term assets in our consolidated balance sheets and is classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other income within our consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administration expense within our consolidated statements of comprehensive income.

(14)	Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total
Debt obligations	$5,485	$4,477	$3,169	$890,428	$600,000	$4,400,000	$5,903,559
Cash interest payments	318,444	310,505	310,406	294,168	276,125	782,563	2,292,211
Satellite and transmission	94,618	67,886	51,675	25,676	19,199	6,933	265,987
Programming and content	312,413	284,915	261,953	223,095	154,239	202,700	1,439,315
Marketing and distribution	21,574	15,619	13,068	7,612	6,784	750	65,407
Satellite incentive payments	12,729	14,302	10,652	9,310	8,448	71,337	126,778
Operating lease obligations	41,360	43,506	39,339	36,820	30,332	150,675	342,032
Other	84,157	9,760	2,290	1,461	527	30	98,225
Total (1)	$890,780	$750,970	$692,552	$1,488,570	$1,095,654	$5,614,988	$10,533,514

(1)
The table does not include our reserve for uncertain tax positions, which at December 31, 2016 totaled $303,583, as the specific timing of any cash payments cannot be projected with reasonable certainty.

Debt obligations.    Debt obligations include principal payments on outstanding debt and capital lease obligations.
Cash interest payments.    Cash interest payments include interest due on outstanding debt and capital lease payments through maturity.
Satellite and transmission.    We have entered into agreements with third parties to operate and maintain satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks. During the year ended December 31, 2016, we entered into an agreement with Space Systems/Loral to design and build two satellites, SXM-7 and SXM-8, for our service.
Programming and content.    We have entered into various programming agreements. Under the terms of these agreements, our obligations include fixed payments, advertising commitments and revenue sharing arrangements. Our future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in our minimum contractual cash commitments.
Marketing and distribution.    We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. Certain programming and content agreements also require us to purchase advertising on properties owned or controlled by the licensors. We also reimburse automakers for certain costs associated with the incorporation of satellite radios into new vehicles they manufacture.

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
Operating lease obligations.    We have entered into both cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods. Total rent recognized in connection with leases for the years ended December 31, 2016, 2015 and 2014 was $46,968, $47,679 and $45,107, respectively.
Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions.  The cost of our common stock acquired but not paid for as of December 31, 2016 is also included in this category.
We do not have any other significant off-balance sheet financing arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Legal Proceedings
In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including the following discussed below.
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

SoundExchange Royalty Claims. In August 2013, SoundExchange, Inc. filed a complaint in the United States District Court for the District of Columbia alleging that we underpaid royalties for statutory licenses in violation of the regulations established by the Copyright Royalty Board for the 2007-2012 period. SoundExchange principally alleges that we improperly reduced our gross revenues applicable to royalties by improperly deducting revenue attributable to pre-1972 recordings and Premier package revenue that is not “separately charged” as required by the regulations. We believe that we properly applied the gross revenue exclusions contained in the regulations established by the Copyright Royalty Board. SoundExchange is seeking compensatory damages of not less than $50,000 and up to $100,000 or more, payment of late fees and interest, and attorneys’ fees and costs.

In August 2014, the United States District Court for the District of Columbia, in response to our motion to dismiss the complaint, stayed the case on the grounds that it properly should be pursued in the first instance before the Copyright Royalty Board rather than the District Court.  In its opinion, the District Court concluded that the gross revenue exclusions in the regulations established by the Copyright Royalty Board for the 2007-2012 period were ambiguous and did not, on their face,

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

make clear whether our royalty calculation approaches were permissible under the regulations. In December 2014, SoundExchange filed a petition with the Copyright Royalty Board requesting an order interpreting the applicable regulations.

On January 10, 2017, the Copyright Royalty Board issued a ruling concluding that we correctly interpreted the revenue exclusions applicable to pre-1972 recordings, but in certain cases did not apply those exclusions properly. The ruling further indicated that we improperly claimed a revenue exclusion based on our Premier package upcharge, because, in the Judges’ view, the portion of the package that contained programming that did not include sound recordings was not offered for a “separate charge” in accordance with the regulations. The ruling is subject to legal review by the Register of Copyrights, and will be transmitted back to the District Court for further proceedings, such as adjudication claims relating to damages and defenses. We intend to exhaust all available options for review and/or appeal of adverse aspects of the Copyright Royalty Board’s ruling, including portions of the ruling which we believe are unclear or inconsistent with the governing law. In addition, we believe we have substantial defenses to those SoundExchange claims that can be asserted before the District Court, and will continue to defend this action vigorously.

This matter is titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and Determination of Rates and Terms for Preexisting Subscription Services and Satellite Digital Audio Radio Services, United States Copyright Royalty Board, No. 2006-1 CRB DSTRA.  Information concerning the action is publicly available in filings under the docket numbers. This matter is not related to certain claims under state law brought by owners of pre-1972 recording copyrights arising out of our use and performance of those recordings.

At December 31, 2016, we concluded that a loss, in excess of our recorded liabilities, is reasonably possible in connection with the SoundExchange royalty claims. The estimable portion of such possible loss ranges from $0 to $70,000, plus any related interest or late fees. Based on our defenses, such a loss is not considered probable at this time and no liability for such additional loss has been recorded at December 31, 2016. The matters underlying this estimated range and the estimable portion of reasonably possible losses may change from time to time and the actual possible loss may vary from this estimate.

Telephone Consumer Protection Act Suits. We were a defendant in several purported class action suits that alleged that we, or call center vendors acting on our behalf, made calls which violate provisions of the Telephone Consumer Protection Act of 1991 (the “TCPA”). These purported class action cases were titled Erik Knutson v. Sirius XM Radio Inc., No. 12-cv-0418-AJB-NLS (S.D. Cal.), Francis W. Hooker v. Sirius XM Radio Inc., No. 4:13-cv-3 (E.D. Va.), Yefim Elikman v. Sirius XM Radio Inc. and Career Horizons, Inc., No. 1:15-cv-02093 (N.D. Ill.), and Anthony Parker v. Sirius XM Radio Inc., No. 8:15-cv-01710-JSM-EAJ (M.D. Fla).

We have entered into an agreement to settle these purported class action suits. The settlement was approved by the United States District Court for the Eastern District of Virginia in December 2016. The settlement resolves the claims of consumers beginning in February 2008 relating to telemarketing calls to their mobile telephones. Approximately 200 consumers, or less than 0.002% of the consumers who received notice of the settlement, opted-out of this class action settlement. As part of this settlement, we made a $35,000 payment to a settlement fund (from which notice, administration and other costs and attorneys’ fees are being paid), and are offering participating class members the option of receiving three months of our Select service for no charge.

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
There is no current U.S. federal income tax provision, as all federal taxable income was offset by utilizing U.S. federal net operating loss carryforwards.  The current state income tax provision is primarily related to taxable income in certain States that have suspended or limited the ability to use net operating loss carryforwards or where net operating losses have been fully utilized.  The current foreign income tax provision is primarily related to foreign withholding taxes on dividends paid by our Canadian affiliate to us.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM. Income tax expense consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
Current taxes:
Federal	$—	$—	$—
State	(21,782)	(15,916)	(7,743)
Foreign	(383)	(825)	(2,341)
Total current taxes	(22,165)	(16,741)	(10,084)
Deferred taxes:
Federal	(304,179)	(318,933)	(302,350)
State	(19,383)	(46,566)	(25,111)
Total deferred taxes	(323,562)	(365,499)	(327,461)
Total income tax expense	$(345,727)	$(382,240)	$(337,545)
The following table presents a reconciliation of the U.S. federal statutory tax rate and our effective tax rate:

	For the Years Ended December 31,
	2016	2015	2014
Federal tax expense, at statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal benefit	2.8%	2.9%	3.9%
Change in valuation allowance	—%	4.9%	—%
Tax credit	(6.1)%	—%	—%
Other, net	—%	0.1%	1.7%
Effective tax rate	31.7%	42.9%	40.6%
For the year ended December 31, 2016, we recorded a tax credit in the fourth quarter of 2016 under the Protecting Americans from Tax Hikes Act of 2015 related to research and development activities. For the year ended December 31, 2015, we recorded additional tax expense to increase our valuation allowance due to a tax law change in the District of Columbia which will reduce our future tax and thus will limit our ability to use certain net operating losses in the future.
Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences can be carried forward under tax law.  Our evaluation of the realizability of deferred tax assets considers both positive and negative evidence, including historical financial performance, scheduled reversal of deferred tax assets and liabilities, projected taxable income and tax planning strategies.  The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, shown before jurisdictional netting, are presented below:

	For the Years Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards and tax credits	$1,376,012	$1,447,159
Deferred revenue	760,774	730,239
Accrued bonus	35,225	31,458
Expensed costs capitalized for tax	19,610	19,584
Investments	44,129	46,857
Stock based compensation	74,544	66,030
Other	31,133	37,226
Total deferred tax assets	2,341,427	2,378,553
Deferred tax liabilities:
Depreciation of property and equipment	(259,491)	(250,821)
FCC license	(783,822)	(779,145)
Other intangible assets	(172,520)	(190,442)
Total deferred tax liabilities	(1,215,833)	(1,220,408)
Net deferred tax assets before valuation allowance	1,125,594	1,158,145
Valuation allowance	(47,682)	(49,095)
Total net deferred tax asset	$1,077,912	$1,109,050
Net operating loss carryforwards and tax credits decrease as a result of the utilization of net operating losses related to current year taxable income. For the year ended December 31, 2016, we recognized $293,896 of additional net operating losses related to excess share-based compensation deductions due to our adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718) and we recorded a $66,326 tax credit under the Protecting Americans from Tax Hikes Act of 2015 related to research and development activities. The net deferred tax assets were primarily related to gross federal net operating loss carryforwards of approximately $3,245,207.
As of December 31, 2016 and 2015, we had a valuation allowance related to deferred tax assets of $47,682 and $49,095, respectively, which were not likely to be realized due to certain state net operating loss limitations.  During the year ended December 31, 2016, we reduced our valuation allowance primarily related to our ability to utilize additional net operating losses as a result of a state income tax audit. The increase in valuation allowance during the year ended December 31, 2015 was primarily related to the tax law change in the District of Columbia for $44,392. These net operating loss carryforwards expire on various dates through 2035.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

As of December 31, 2016 and 2015, the gross liability for income taxes associated with uncertain tax positions was $303,583 and $253,277, respectively.  If recognized, $198,664 of unrecognized tax benefits would affect our effective tax rate.  Uncertain tax positions are recognized in Other long-term liabilities which, as of December 31, 2016 and 2015, were $4,780 and $3,525, respectively.  No penalties have been accrued.
We have state income tax audits pending.  We do not expect the ultimate outcome of these audits to have a material adverse effect on our financial position or results of operations.  We also do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2016 will significantly increase or decrease during the twelve month period ending December 31, 2017. Various events could cause our current expectations to change. Should our position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in our consolidated statements of comprehensive income as part of the income tax provision.  We recorded interest expense of $100 and $89 for the years ended December 31, 2016 and 2015, respectively, related to unrecognized tax benefits.
Changes in our uncertain income tax positions, from January 1 through December 31 are presented below:

	2016	2015
Balance, beginning of year	$253,277	$1,432
Increases in tax positions for prior years	—	251,845
Increases in tax positions for current years	51,738	—
Decreases in tax positions for prior years	(1,432)	—
Balance, end of year	$303,583	$253,277

(16)	Subsequent Events
For the period from January 1, 2017 to January 31, 2017, we repurchased 26,676 shares of our common stock on the open market for an aggregate purchase price of $122,679, including fees and commissions.
On January 24, 2017, our board of directors also declared a quarterly dividend on our common stock in the amount of $0.01 per share of common stock payable on February 28, 2017 to stockholders of record as of the close of business on February 7, 2017.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

(17)	Quarterly Financial Data--Unaudited
Our quarterly results of operations are summarized below:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2016
Total revenue	$1,201,010	$1,235,566	$1,277,646	$1,302,998
Cost of services	$(467,028)	$(486,317)	$(488,659)	$(551,323)
Income from operations	$348,234	$362,156	$392,179	$329,560
Net income (2)	$172,440	$174,965	$193,901	$204,627
Net income per common share--basic (2)	$0.03	$0.04	$0.04	$0.04
Net income per common share--diluted (2)	$0.03	$0.04	$0.04	$0.04
2015
Total revenue	$1,080,990	$1,123,210	$1,169,712	$1,196,146
Cost of services	$(406,370)	$(525,463)	$(440,808)	$(470,523)
Income from operations	$313,806	$219,429	$351,584	$293,869
Net income	$105,692	$102,849	$166,550	$134,633
Net income per common share--basic (1)	$0.02	$0.02	$0.03	$0.03
Net income per common share--diluted (1)	$0.02	$0.02	$0.03	$0.03

(1)	The sum of quarterly net income per share applicable to common stockholders does not necessarily agree to the net income per share for the year due to rounding.

(2)	These amounts reflect the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
Schedule II - Schedule of Valuation and Qualifying Accounts

(in thousands)
Description	Balance January 1,	Charged to Expenses (Benefit)	Write-offs/ Payments/ Other	Balance December 31,
2014
Allowance for doubtful accounts	$9,078	44,961	(46,224)	$7,815
Deferred tax assets—valuation allowance	$7,831	(2,836)	—	$4,995
Allowance for obsolescence	$14,218	(335)	(3,159)	$10,724
2015
Allowance for doubtful accounts	$7,815	47,187	(48,884)	$6,118
Deferred tax assets—valuation allowance	$4,995	44,100	—	$49,095
Allowance for obsolescence	$10,724	(34)	(741)	$9,949
2016
Allowance for doubtful accounts	$6,118	55,941	(53,401)	$8,658
Deferred tax assets—valuation allowance	$49,095	(1,019)	(394)	$47,682
Allowance for obsolescence	$9,949	1,148	(1,660)	$9,437

EXHIBIT INDEX

Exhibit	Description

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

4.8
Indenture, dated as of March 6, 2015, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association as trustee, relating to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on March 6, 2015 (File No. 001-34295)).

4.9
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

Exhibit	Description

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

Exhibit	Description

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

*10.19
Form of Director Non-Qualified Stock Option Agreement pursuant to the Sirius XM Holdings Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Sirius XM Holdings Inc.’s Annual Report for the year ended December 31, 2014 (File No. 001-34295)).

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

*10.22
Form of Director Non-Qualified Stock Option Agreement pursuant to the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Sirius XM Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34295)).

*10.23
Form of Non-Qualified Stock Option Agreement pursuant to the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Sirius XM Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34295)).

*10.24	Form of SVP Restricted Stock Unit Agreement pursuant to the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (filed herewith).

*10.25	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (filed herewith).

*10.26	Form of SVP Non-Qualified Stock Option Agreement pursuant to the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (filed herewith).

*10.27	Employment Agreement, dated as of August 13, 2013, between Sirius XM Radio Inc. and Stephen R. Cook (filed herewith).

*10.28	Employment Agreement, dated as of November 1, 2013, between Sirius XM Radio Inc. and Kathrine Kohler Thomson (filed herewith).

*10.29
Employment Agreement, dated as of June 19, 2015, between Sirius XM Radio Inc. and Dara F Altman (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 23, 2015 (File No. 001-34295)).

*10.30
Employment Agreement, dated as of June 29, 2015, between Sirius XM Radio Inc. and James A. Cady (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-34295)).

*10.31
Amendment to the Employment Agreement between Sirius XM Radio Inc. and James A Cady, dated as of February 23, 2016 (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34295)).

*10.32
Employment Agreement, dated as of July 3, 2015, between Sirius XM Radio Inc. and David J. Frear (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on July 8, 2015 (File No. 001-34295)).

*10.33
Employment Agreement, dated August 11, 2015, between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on August 13, 2015 (File No. 001-34295)).

*10.34
Form of Option Award Agreement between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed October 16, 2009 (File No. 001-34295)).

Exhibit	Description

*10.35
Employment Agreement, dated December 11, 2015, between Sirius XM Radio Inc. and Joseph A. Verbrugge (incorporated by reference to Exhibit 10.29 to Sirius XM Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34295)).

*10.36
Employment Agreement, dated May 24, 2016 between Sirius XM Radio Inc. and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on May 26, 2016 (File No. 001-34295)).

*10.37	Employment Agreement, dated as of November 22, 2016 between Sirius XM Radio Inc. and Patrick L. Donnelly (filed herewith).

*10.38
Assignment and Assumption Agreement, dated as of November 15, 2013, among Sirius XM Holdings Inc. and Sirius XM Radio Inc. (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 15, 2013 (File No. 001-34295)).

*10.39
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

*10.40	Sirius XM Holdings Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-34295)).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of David J. Frear, Senior Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101.1
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Combined Notes to Consolidated Financial Statements.

_________________

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