Form 10-Q
period 2017-06-30
SIRIUS XM HOLDINGS INC.
filed 2017-07-27
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
Registrant’s telephone number, including area code: (212) 584-5100
Former name, former address and former fiscal year, if changed since last report: Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 25, 2017)
COMMON STOCK, $0.001 PAR VALUE	4,613,015,656	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue:
Subscriber revenue	$1,111,011	$1,033,284	$2,189,268	$2,042,966
Advertising revenue	40,178	33,521	76,194	65,062
Equipment revenue	29,674	27,858	59,332	54,979
Other revenue	166,706	140,903	316,841	273,569
Total revenue	1,347,569	1,235,566	2,641,635	2,436,576
Operating expenses:
Cost of services:
Revenue share and royalties	292,893	264,385	570,193	516,129
Programming and content	96,255	83,645	191,799	168,745
Customer service and billing	95,324	93,712	192,099	190,579
Satellite and transmission	19,603	34,847	40,179	58,385
Cost of equipment	9,371	9,728	16,283	19,507
Subscriber acquisition costs	125,154	128,956	252,642	261,405
Sales and marketing	106,707	91,358	203,616	180,084
Engineering, design and development	27,783	18,893	51,600	38,334
General and administrative	84,607	81,178	162,808	158,683
Depreciation and amortization	73,519	66,708	150,223	134,335
Total operating expenses	931,216	873,410	1,831,442	1,726,186
Income from operations	416,353	362,156	810,193	710,390
Other income (expense):
Interest expense	(82,794)	(83,396)	(164,451)	(161,796)
Other (expense) income	(11,937)	2,515	(3,074)	13,363
Total other expense	(94,731)	(80,881)	(167,525)	(148,433)
Income before income taxes	321,622	281,275	642,668	561,957
Income tax expense	(119,513)	(106,310)	(233,486)	(214,552)
Net income	$202,109	$174,965	$409,182	$347,405
Foreign currency translation adjustment, net of tax	2,763	(15)	2,746	434
Total comprehensive income	$204,872	$174,950	$411,928	$347,839
Net income per common share:
Basic	$0.04	$0.04	$0.09	$0.07
Diluted	$0.04	$0.04	$0.09	$0.07
Weighted average common shares outstanding:
Basic	4,652,426	4,938,820	4,681,223	5,002,070
Diluted	4,735,592	4,988,247	4,759,741	5,049,571
Dividends declared per common share	$0.01	$—	$0.02	$—

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$42,738	$213,939
Receivables, net	234,352	223,029
Inventory, net	19,581	20,363
Related party current assets	12,085	6,170
Prepaid expenses and other current assets	186,481	179,148
Total current assets	495,237	642,649
Property and equipment, net	1,410,265	1,398,693
Intangible assets, net	2,536,675	2,544,801
Goodwill	2,290,240	2,205,107
Related party long-term assets	449,417	8,918
Long-term investment	173,104	—
Deferred tax assets	873,024	1,084,330
Other long-term assets	119,742	119,097
Total assets	$8,347,704	$8,003,595
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$663,892	$713,034
Accrued interest	107,591	114,633
Current portion of deferred revenue	1,864,643	1,832,609
Current maturities of long-term debt	5,160	5,485
Related party current liabilities	2,840	2,840
Total current liabilities	2,644,126	2,668,601
Deferred revenue	180,647	176,319
Long-term debt	6,453,757	5,842,764
Related party long-term liabilities	6,535	7,955
Deferred tax liabilities	6,418	6,418
Other long-term liabilities	97,911	93,553
Total liabilities	9,389,394	8,795,610
Commitments and contingencies (Note 15)
Stockholders’ (deficit) equity:
Common stock, par value $0.001; 9,000,000 shares authorized; 4,628,821 and 4,746,047 shares issued; 4,626,078 and 4,740,947 outstanding at June 30, 2017 and December 31, 2016, respectively	4,628	4,745
Accumulated other comprehensive income (loss), net of tax	2,607	(139)
Additional paid-in capital	2,448,057	3,117,666
Treasury stock, at cost; 2,743 and 5,100 shares of common stock at June 30, 2017 and December 31, 2016, respectively	(14,783)	(22,906)
Accumulated deficit	(3,482,199)	(3,891,381)
Total stockholders’ (deficit) equity	(1,041,690)	(792,015)
Total liabilities and stockholders’ (deficit) equity	$8,347,704	$8,003,595

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance at December 31, 2016	4,746,047	$4,745	$(139)	$3,117,666	5,100	$(22,906)	$(3,891,381)	$(792,015)
Comprehensive income, net of tax	—	—	2,746	—	—	—	409,182	411,928
Issuance of common stock related to investment in Sirius XM Canada	35,000	35	—	178,815	—	—	—	178,850
Share-based payment expense	—	—	—	51,939	—	—	—	51,939
Exercise of options and vesting of restricted stock units	5,842	6	—	(6)	—	—	—	—
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(23,053)	—	—	—	(23,053)
Cash dividends paid on common stock	—	—	—	(93,638)	—	—	—	(93,638)
Common stock repurchased	—	—	—	—	155,711	(775,701)	—	(775,701)
Common stock retired	(158,068)	(158)	—	(783,666)	(158,068)	783,824	—	—
Balance at June 30, 2017	4,628,821	$4,628	$2,607	$2,448,057	2,743	$(14,783)	$(3,482,199)	$(1,041,690)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$409,182	$347,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,223	134,335
Non-cash interest expense, net of amortization of premium	4,231	4,230
Provision for doubtful accounts	27,377	25,707
Amortization of deferred income related to equity method investment	(1,388)	(1,388)
Loss (gain) on unconsolidated entity investments, net	2,183	(8,451)
Dividend received from unconsolidated entity investment	3,606	7,160
Loss on disposal of assets	—	12,912
Share-based payment expense	59,697	47,870
Deferred income taxes	220,415	202,170
Changes in operating assets and liabilities:
Receivables	(38,063)	(16,305)
Inventory	2,492	(3,981)
Related party, net	(5,756)	(2,191)
Prepaid expenses and other current assets	(6,617)	(14,052)
Other long-term assets	5,937	15,081
Accounts payable and accrued expenses	(69,078)	(12,869)
Accrued interest	(7,042)	5,448
Deferred revenue	30,779	49,288
Other long-term liabilities	4,358	1,919
Net cash provided by operating activities	792,536	794,288
Cash flows from investing activities:
Additions to property and equipment	(119,517)	(67,172)
Purchases of restricted and other investments	(7,355)	(3,953)
Acquisition of business, net of cash acquired	(107,488)	—
Investment in convertible preferred stock	(172,500)	—
Loan to related parties	(130,794)	—
Payments to acquire additional ownership in related parties	(130,026)	—
Net cash used in investing activities	(667,680)	(71,125)
Cash flows from financing activities:
Taxes paid in lieu of shares issued for stock-based compensation	(22,595)	(5,379)
Net proceeds (repayments) related to revolving credit facility	610,000	(340,000)
Proceeds from long-term borrowings, net of costs	—	987,294
Principal payments of long-term borrowings	(6,000)	(4,831)
Common stock repurchased and retired	(783,824)	(995,632)
Dividends paid	(93,638)	—
Net cash used in financing activities	(296,057)	(358,548)
Net (decrease) increase in cash and cash equivalents	(171,201)	364,615
Cash and cash equivalents at beginning of period	213,939	111,838
Cash and cash equivalents at end of period	$42,738	$476,453
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$164,147	$148,398
Income taxes paid	$12,264	$11,478
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$—	$6,647
Treasury stock not yet settled	$14,783	$19,458
Issuance of common stock as part of investment in Sirius XM Canada	$178,850	$—

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(1)	Business & Basis of Presentation
This Quarterly Report on Form 10-Q presents information for Sirius XM Holdings Inc. (“Holdings”).  The terms “Holdings,” “we,” “us,” “our,” and “our company” as used herein and unless otherwise stated or indicated by context, refer to Sirius XM Holdings Inc. and its subsidiaries, and “Sirius XM” refers to, our wholly-owned subsidiary Sirius XM Radio Inc. Holdings has no operations independent of its wholly-owned subsidiary, Sirius XM.
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
During the three months ended June 30, 2017, we entered into several strategic transactions:

•	On April 18, 2017, Sirius XM acquired Automatic Labs Inc. (“Automatic”). Refer to Note 2 for information on this transaction.

•	On May 25, 2017, Sirius XM completed a recapitalization of Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Refer to Note 10 for information on this transaction.

•	On June 9, 2017, Sirius XM entered into an investment agreement with Pandora Media, Inc. (“Pandora”). Refer to Note 11 for information on this transaction.
As of June 30, 2017, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 68% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.  Liberty Media owns interests in a range of media, communications and entertainment businesses.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Certain amounts in our prior period consolidated financial statements have been either reclassified to conform to our current period presentation or adjusted to reflect the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in the third quarter of 2016. All significant intercompany transactions have been eliminated in consolidation. In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 17.
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

(2)	Acquisition
On April 18, 2017, Sirius XM acquired Automatic, a connected vehicle device and mobile application company, for an aggregate purchase price of $107,488, net of cash and restricted cash acquired of $819. Automatic has created and operates a data-driven platform that enables vehicle owners to be safer and drive smarter. The company's proprietary Automatic Pro and Automatic Lite connected car adapters provide, among other things, vehicle diagnostic alerts, emergency crash assistance, fuel monitoring, access to parking information and live vehicle location tracking.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

The condensed table below summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Acquired Assets:
Intangible assets subject to amortization	$14,700
Goodwill	85,133
Deferred income tax asset, net	10,854
Other assets	4,019
Trademark	800
Total Assets	$115,506

Assumed Liabilities:
Deferred revenue	(5,582)
Other liabilities	(1,617)
Total Liabilities	$(7,199)
Total Consideration	$108,307
The transaction was accounted for using the acquisition method of accounting. The initial purchase price allocation is subject to change upon receipt of the final valuation analysis for Automatic. The fair value assessed for the majority of the assets acquired and liabilities assumed equaled their carrying value. The excess purchase price over identifiable net assets of $85,133 has been recorded to Goodwill in our unaudited consolidated balance sheets as of June 30, 2017. A total of $14,700 has been allocated to identifiable intangible assets subject to amortization and relates to the assessed fair value of software and technology and a total of $800 has been allocated to the Automatic trademark.
We recognized acquisition related costs of $861 that were expensed in General and administrative expenses in our unaudited consolidated statements of comprehensive income during the quarter ended June 30, 2017. Pro forma financial information related to this acquisition has not been provided as it is not material to our consolidated results of operations.

(3)	Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of June 30, 2017 and December 31, 2016, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
Our assets and liabilities measured at fair value were as follows:

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Pandora - investment (a)	—	$173,104	—	$173,104	—	—	—	$—
Sirius XM Canada - investment (b)	—	—	—	N/A	$178,696	—	—	$178,696
Liabilities:
Debt (c)	—	$6,735,887	—	$6,735,887	—	$6,008,205	—	$6,008,205

(a)
During the three months ended June 30, 2017, we entered into an investment agreement with Pandora. We have elected the fair value option to account for this investment. Refer to Note 11 for information on this transaction.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(b)
During the three months ended June 30, 2017, we completed a recapitalization of Sirius XM Canada. Following this recapitalization, Sirius XM Canada ceased to be a publicly traded company. Refer to Note 10 for information on this transaction. The amount as of December 31, 2016 approximated fair value.  The carrying value of our investment in Sirius XM Canada was $313,698 and $8,615 as of June 30, 2017 and December 31, 2016, respectively.

(c)
The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm.  Refer to Note 12 for information related to the carrying value of our debt as of June 30, 2017 and December 31, 2016.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income of $2,607 was primarily comprised of the cumulative foreign currency translation adjustments related to the loan with Sirius XM Canada (refer to Note 10 for additional information related to this loan). During the six months ended June 30, 2017, we recorded a foreign currency translation adjustment gain of $2,746, net of a tax benefit of $1,745, which was primarily related to the second quarter of 2017.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. This ASU must be adopted using a modified retrospective approach. We plan to adopt this ASU on January 1, 2019. Although we are in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements, we currently believe the most significant changes will be related to the recognition of right-of-use assets and lease liability on our consolidated balance sheet for operating leases.
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
We have substantially completed our evaluation of the impact this ASU will have on our subscription fees earned from self-pay subscribers and advertising revenue and, based on the preliminary results of our evaluation, we do not expect the

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

application of this ASU to have a material impact on the recognition of these revenues. We are still evaluating the impact of this ASU as it relates to other ancillary revenue, as well as certain associated expenses. Depending on the results of our review, there could be changes to the classification and timing of recognition of revenues and expenses related to these ancillary areas. We expect to complete our assessment of this ASU by the end of the third quarter of 2017, along with our implementation process prior to the adoption of this ASU on January 1, 2018.

(4)	Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and six months ended June 30, 2017 and 2016.
Common stock equivalents of 35,468 and 232,784 for the three months ended June 30, 2017 and 2016, respectively, and 35,447 and 238,391 for the six months ended June 30, 2017 and 2016, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income available to common stockholders for basic and diluted net income per common share	$202,109	$174,965	$409,182	$347,405
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,652,426	4,938,820	4,681,223	5,002,070
Weighted average impact of dilutive equity instruments	83,166	49,427	78,518	47,501
Weighted average shares for diluted net income per common share	4,735,592	4,988,247	4,759,741	5,049,571
Net income per common share:
Basic	$0.04	$0.04	$0.09	$0.07
Diluted	$0.04	$0.04	$0.09	$0.07

(5)	Receivables, net
Receivables, net, includes customer accounts receivable, receivables from distributors and other receivables.
Customer accounts receivable, net, includes receivables from our subscribers and other customers, including advertising, and is stated at amounts due, net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon our assessment of various factors.  We consider historical experience, the age of the receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay.  Bad debt expense is included in Customer service and billing expense in our unaudited consolidated statements of comprehensive income.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Receivables, net, consists of the following:

	June 30, 2017	December 31, 2016
Gross customer accounts receivable	$109,562	$105,737
Allowance for doubtful accounts	(8,570)	(8,658)
Customer accounts receivable, net	$100,992	$97,079
Receivables from distributors	109,762	98,498
Other receivables	23,598	27,452
Total receivables, net	$234,352	$223,029

(6)	Inventory, net
Inventory consists of finished goods, refurbished goods, chipsets and other raw material components used in manufacturing radios and devices. Inventory is stated at the lower of cost or market.  We record an estimated allowance for inventory that is considered slow moving or obsolete or whose carrying value is in excess of net realizable value.  The provision related to products purchased for resale in our direct to consumer distribution channel and components held for resale by us is reported as a component of Cost of equipment in our unaudited consolidated statements of comprehensive income.  The provision related to inventory consumed in our OEM channel is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of comprehensive income.
Inventory, net, consists of the following:

	June 30, 2017	December 31, 2016
Raw materials	$8,034	$10,219
Finished goods	20,855	19,581
Allowance for obsolescence	(9,308)	(9,437)
Total inventory, net	$19,581	$20,363

(7)	Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations.  Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. As a result of the acquisition of Automatic, we recorded additional goodwill of $85,133 during the three and six months ended June 30, 2017.
As of June 30, 2017, there were no indicators of impairment, and no impairment loss was recorded, for goodwill during the three and six months ended June 30, 2017 and 2016.  As of June 30, 2017, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the “Merger”) between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (“XM”), was $4,766,190, which was recognized during the year ended December 31, 2008.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(8)	Intangible Assets
Our intangible assets include the following:

		June 30, 2017			December 31, 2016
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,800	—	250,800	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(377,896)	2,104	380,000	(364,893)	15,107
OEM relationships	15 years	220,000	(53,778)	166,222	220,000	(46,444)	173,556
Licensing agreements	12 years	45,289	(32,506)	12,783	45,289	(30,664)	14,625
Software and technology	7 years	43,915	(22,803)	21,112	29,215	(21,356)	7,859
Total intangible assets		$3,023,658	$(486,983)	$2,536,675	$3,008,158	$(463,357)	$2,544,801

Indefinite Life Intangible Assets
We have identified our FCC licenses and the XM trademark as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use. As part of the Automatic acquisition in April 2017, we have also identified $800 related to its trademark.
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
Our annual impairment assessment of our identifiable indefinite life intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As of June 30, 2017, there were no indicators of impairment, and no impairment loss was recorded, for intangible assets with indefinite lives during the three and six months ended June 30, 2017 and 2016.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Definite Life Intangible Assets
As part of the Automatic acquisition in April 2017, $14,700 has been allocated to identifiable intangible assets subject to amortization and relates to the assessed fair value of software and technology. Amortization expense for all definite life intangible assets was $12,098 and $12,258 for the three months ended June 30, 2017 and 2016, respectively, and $23,626 and $24,698 for the six months ended June 30, 2017 and 2016, respectively. Expected amortization expense for the remaining period in 2017, each of the fiscal years 2018 through 2021 and for periods thereafter is as follows:

Years ending December 31,	Amount
2017 (remaining)	$13,829
2018	23,138
2019	22,701
2020	22,121
2021	16,678
Thereafter	103,754
Total definite life intangible assets, net	$202,221

(9)	Property and Equipment
Property and equipment, net, consists of the following:

	June 30, 2017	December 31, 2016
Satellite system	$1,586,794	$1,586,794
Terrestrial repeater network	129,127	127,854
Leasehold improvements	54,749	53,898
Broadcast studio equipment	88,634	84,697
Capitalized software and hardware	606,567	558,101
Satellite telemetry, tracking and control facilities	66,759	77,290
Furniture, fixtures, equipment and other	91,567	90,214
Land	38,411	38,411
Building	61,729	61,597
Construction in progress	223,543	144,954
Total property and equipment	2,947,880	2,823,810
Accumulated depreciation and amortization	(1,537,615)	(1,425,117)
Property and equipment, net	$1,410,265	$1,398,693
Construction in progress consists of the following:

	June 30, 2017	December 31, 2016
Satellite system	$96,759	$43,977
Terrestrial repeater network	1,863	1,139
Capitalized software	104,660	82,204
Other	20,261	17,634
Construction in progress	$223,543	$144,954
Depreciation and amortization expense on property and equipment was $61,421 and $54,450 for the three months ended June 30, 2017 and 2016, respectively, and $126,597 and $109,637 for the six months ended June 30, 2017 and 2016, respectively.  We retired property and equipment of $14,760 and $36,512 during the six months ended June 30, 2017 and 2016, respectively. We recognized a loss on disposal of assets of $12,912, which was recorded in Satellite and transmission expense

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

in our unaudited consolidated statements of comprehensive income during the three and six months ended June 30, 2016, which related to the disposal of certain obsolete spare parts for a future satellite.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites and launch vehicles. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs for the three and six months ended June 30, 2017 was $1,005 and $1,723, respectively, which related to the construction of our SXM-7 and SXM-8 satellites. We did not capitalize any interest costs for the three and six months ended June 30, 2016.
Satellites
As of June 30, 2017, we owned a fleet of five satellites.  The chart below provides certain information on our satellites as of June 30, 2017:

Satellite Description	Year Delivered	Estimated End of Depreciable Life
SIRIUS FM-5	2009	2024
SIRIUS FM-6	2013	2028
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025

(10)	Related Party Transactions
In the normal course of business, we enter into transactions with related parties.

Liberty Media
As of June 30, 2017, Liberty Media beneficially owned, directly and indirectly, approximately 68% of the outstanding shares of our common stock and has two executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

Sirius XM Canada
On May 25, 2017, Sirius XM completed a recapitalization of Sirius XM Canada (the “Transaction”), which is now a privately held corporation.
Following the Transaction, Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, with the remainder of the voting power and equity interest held by two of Sirius XM Canada’s previous shareholders. The total consideration from Sirius XM to Sirius XM Canada, excluding transaction costs, during the three and six months ended June 30, 2017 was $308,526, which included $129,676 in cash and we issued 35,000 shares of our common stock with an aggregate value of $178,850 to the holders of the shares of Sirius XM Canada acquired in the Transaction. Sirius XM received common stock, non-voting common stock and preferred stock of Sirius XM Canada. Sirius XM now owns a total of 590,950 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share.
In connection with the Transaction, Sirius XM also made a contribution in the form of a loan to Sirius XM Canada in the aggregate amount of $130,794 on May 25, 2017. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. In addition, the terms of the loan require Sirius XM Canada to prepay a portion of the outstanding principal amount of the loan within sixty days of the end of each fiscal year in an amount equal to any cash on hand in excess of C$10,000 at the last day of the financial year if all target dividends have been paid in full.
In connection with the Transaction, Sirius XM also entered into a Services Agreement and an Advisory Services Agreement with Sirius XM Canada. Each agreement has a thirty year term. Pursuant to the Services Agreement, Sirius XM

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Canada will pay Sirius XM 25% of its gross revenues on a monthly basis through December 31, 2021 and 30% of its gross revenues on a monthly basis thereafter. Pursuant to the Advisory Services Agreement, Sirius XM Canada will pay Sirius XM 5% of its gross revenues on a monthly basis. These agreements supersede and replace the existing agreements between Sirius XM Canada and its predecessors and Sirius XM.
Sirius XM Canada is accounted for as an equity method investment, and its results are not consolidated in our consolidated financial statements. As we do not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance, we do not meet the requirements for consolidation.
We had the following related party balances associated with Sirius XM Canada:

	June 30, 2017	December 31, 2016
Related party current assets	$12,085	$6,170
Related party long-term assets	$449,417	$8,918
Related party current liabilities	$2,840	$2,840
Related party long-term liabilities	$6,535	$7,955
Under the legacy agreement, as of December 31, 2016, our related party current assets balance primarily consisted of activation fees and streaming and chipset costs for which we were reimbursed. As of June 30, 2017, our related party current asset balance included amounts due under the new royalty arrangement and certain amounts due prior to the recapitalization. Our related party long-term assets balance as of June 30, 2017 and December 31, 2016 included the carrying value of our investment balance in Sirius XM Canada of $313,698 and $8,615, respectively, and, as of June 30, 2017, also included $135,421 for the current value of the outstanding loan to Sirius XM Canada. Our related party liabilities as of each of June 30, 2017 and December 31, 2016 included $2,776 for the current portion of deferred revenue and $6,476 and $7,867, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with legacy XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.
We recorded the following revenue and other (expense) income associated with Sirius XM Canada in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue (a)(b)	$28,129	$10,667	$40,345	$20,578
Other (expense) income
Share of net (loss) earnings (b)	$(5,197)	$2,177	$(2,183)	$8,451
Dividends (c)	$—	$—	$3,796	$3,575
Interest income (d)	$803	$—	$803	$—

(a)
Prior to the Transaction, under our legacy agreements with Sirius XM Canada, we received a percentage-based royalty of 10% and 15% for certain types of subscription revenue earned by Sirius XM Canada for the use of Sirius and XM platforms, respectively, and additional royalties for premium services and royalties for activation fees and reimbursements for other charges.  We record revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income.

(b)
Prior to the Transaction, we recognized our proportionate share of revenue and earnings or losses attributable to Sirius XM Canada as they occurred as Other revenue and as a component of Other (expense) income, respectively, in our unaudited consolidated statements of comprehensive income on a one month lag. As a result of the Transaction, there is no longer a one-month lag for recognizing our proportionate share of revenue and earnings or losses attributable to Sirius XM Canada.

(c)
Sirius XM Canada paid dividends to us on a gross basis of $3,973 during the three months ended June 30, 2016, and $3,796 and $7,548 during the six months ended June 30, 2017 and 2016, respectively.  These dividends were first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance existed and then as Other (expense) income for the remaining portion. Sirius XM Canada did not pay any dividends to us during the three months ended June 30, 2017.

(d)	This interest income relates to the loan to Sirius XM Canada and is recorded as Other (expense) income in our unaudited consolidated statements of comprehensive income.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(11)	Long-term Investment
On June 9, 2017, Sirius XM entered into an agreement to purchase a 19% interest, or approximately 16% on an as converted basis, in Pandora for $480,000. Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners.
The Investment Agreement with Pandora relates to the issuance and sale of 480 shares of Pandora’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $480,000, or one thousand dollars per share. In accordance with the Investment Agreement, Sirius XM purchased 172.5 shares of Series A Preferred Stock on June 9, 2017 for $172,500 (the “Initial Closing”), and will purchase the remaining 307.5 shares for $307,500 at a future date (the “Additional Closing”), subject to satisfaction of certain customary closing conditions, including, among others, obtaining clearance under the Hart-Scott-Rodino Act.
Beginning on the date of the Additional Closing (or if the Investment Agreement is terminated prior to the Additional Closing, the date of such termination), the Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock of Pandora (“Pandora Common Stock”) at an initial conversion price of $10.50 per share of Pandora Common Stock and an initial conversion rate of 95.2381 shares of Pandora Common Stock per share of Series A Preferred Stock, subject to certain customary anti-dilution adjustments. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears, if and when declared. During the three and six months ended June 30, 2017, we recognized $604 related to the dividend which was recorded to Other (expense) income in our unaudited consolidated statements of comprehensive income and Long-term investment within our unaudited consolidated balance sheets. Any conversion of Series A Preferred Stock may be settled by Pandora, at its option, in shares of Pandora Common Stock, cash or any combination thereof. However, unless and until Pandora’s stockholders have approved the issuance of greater than 19.99% of the outstanding Pandora Common Stock, the Series A Preferred Stock may not be converted into more than 19.99% of Pandora’s outstanding Pandora Common Stock as of the Initial Closing.
The investment includes a mandatory redemption feature on any date after the fifth anniversary of the Additional Closing (or, if the Additional Closing does not occur, the fifth anniversary of the Initial Closing) at 100% of the liquidation preference plus accrued and unpaid dividends and therefore the investment qualifies as a debt security under ASC 320. As the investment will include a conversion option upon the Additional Closing, we have elected to account for this investment under the fair value option to reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments. Under the fair value option, any gains (losses) associated with the change in fair value will be recognized in Other (expense) income within our unaudited consolidated statements of comprehensive income. There was no gain or loss recognized during the three or six months ended June 30, 2017 associated with this investment.
Pursuant to the Investment Agreement, upon the Additional Closing, Pandora has agreed to appoint three individuals, including the Chairman, to be designated by us to Pandora’s board of directors. Once this occurs, we will reclassify the investment to related parties.
Our right to designate directors will fall away once we and our affiliates fail to beneficially own shares of Series A Preferred Stock and/or Pandora Common Stock issued upon conversion thereof equal to (on an as-converted basis) at least 50% of the number of shares of Pandora Common Stock issuable upon conversion of the Series A Preferred Stock purchased under the Investment Agreement. Following the earlier to occur of (i) the second anniversary of the Additional Closing and (ii) the date on which we and our affiliates fail to beneficially own shares of Series A Preferred Stock and/or Pandora Common Stock that were issued upon conversion of Series A Preferred Stock equal to (on an as-converted basis) at least 75% of the number of shares of Pandora Common Stock issuable upon conversion of the Series A Preferred Stock purchased under the Investment Agreement, we have the right to designate only two directors.
We are subject to certain standstill restrictions, including, among other things, that we are restricted from acquiring additional securities of Pandora for eighteen months after the Initial Closing.
The Investment Agreement may be terminated by either party if the Additional Closing has not occurred by February 1, 2018, subject to extension in certain circumstances. However, if all applicable closing conditions have been satisfied as of such date other than with respect to the expiration or early termination of the applicable waiting period under the HSR Act, such termination date will be extended for an additional 60 days.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Beginning on the date of the Additional Closing, we are entitled to vote as a single class with the holders of Pandora Common Stock on an as-converted basis (up to a maximum of 19.99% of the Pandora Common Stock outstanding on the date of the Initial Closing, unless stockholder approval has been received). Effective as of the date of the Initial Closing, we are also entitled to a separate class vote with respect to certain amendments to Pandora’s organizational documents, issuances by Pandora of securities that are senior to, or equal in priority with, the Series A Preferred Stock and the incurrence of certain indebtedness by Pandora.
Upon certain change of control events involving Pandora, Pandora is required to repurchase all of the Series A Preferred Stock at a price equal to the greater of (1) an amount in cash equal to 100% of the liquidation preference thereof plus all accrued but unpaid dividends through the fifth anniversary of the Initial Closing (assuming such shares of Series A Preferred Stock remain outstanding through such date) and (2) the consideration the holders would have received if they had converted their shares of Series A Preferred Stock into Pandora Common Stock immediately prior to the change of control event (disregarding the 19.99% cap).
Beginning (i) after the third anniversary of the date of the Additional Closing (or, if the Additional Closing does not occur, the third anniversary of the Initial Closing) or (ii) after the Investment Agreement is terminated prior to the Additional Closing, if the volume weighted average price per share of Pandora Common Stock exceeds $18.375, as may be adjusted, for at least 20 trading days in any period of 30 consecutive trading days, Pandora may redeem all of the outstanding Series A Preferred Stock at 100% of the liquidation preference thereof plus all accrued but unpaid dividends for, at the election of Pandora, cash, shares of Pandora Common Stock or a combination thereof, provided that Pandora may not settle the redemption for shares of Pandora Common Stock to the extent the 19.99% cap would be exceeded.
Pursuant to a registration rights agreement entered into with Pandora, we have certain customary registration rights with respect to the Series A Preferred Stock and Pandora Common Stock issued upon conversion thereof.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(12)	Debt
Our debt as of June 30, 2017 and December 31, 2016 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at June 30, 2017	June 30, 2017	December 31, 2016
Sirius XM (b)(e)(f)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November15	$500,000	$497,476	$497,069
Sirius XM (b)(f)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	600,000	596,735	596,386
Sirius XM (b)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May 15 and November 15	500,000	496,375	496,111
Sirius XM (b)	May 2014	6.00% Senior Notes (the "6.00% Notes")	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,487,268	1,486,556
Sirius XM (b)	March 2015	5.375% Senior Notes (the "5.375% Notes due 2025")	April 15, 2025	semi-annually on April 15 and October 15	1,000,000	990,806	990,340
Sirius XM (b)	May 2016	5.375% Senior Notes (the "5.375% Notes due 2026")	July 15, 2026	semi-annually on January 15 and July 15	1,000,000	989,693	989,259
Sirius XM (b)(c)	August 2012	5.25% Senior Secured Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	400,000	396,522	396,232
Sirius XM (d)(f)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 16, 2020	variable fee paid quarterly	1,750,000	1,000,000	390,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	10,832	13,559
Total Debt						6,465,707	5,855,512
Less: total current maturities						5,160	5,485
Less: total deferred financing costs for Notes						6,790	7,263
Total long-term debt						$6,453,757	$5,842,764

(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.

(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

(c)	The liens securing the 5.25% Notes are equal and ratable to the liens granted to secure the Credit Facility.

(d)
Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of June 30, 2017.  Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.

(e)	On June 27, 2017, Sirius XM issued a redemption notice pursuant to the indenture governing the 4.25% Notes to redeem all of its 4.25% Notes.

(f)	For a discussion of subsequent events related to this debt refer to Note 17.
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
At June 30, 2017 and December 31, 2016, we were in compliance with our debt covenants.

(13)	Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000,000 shares of common stock. There were 4,628,821 and 4,746,047 shares of common stock issued and 4,626,078 and 4,740,947 shares outstanding on June 30, 2017 and December 31, 2016, respectively. As part of the recapitalization of Sirius XM Canada, we issued 35,000 shares of our common stock to the holders of the shares of Sirius XM Canada.
As of June 30, 2017, there were 341,507 shares of common stock reserved for issuance in connection with outstanding stock based awards and common stock to be granted to members of our board of directors, employees and third parties.
Quarterly Dividends Declared, $0.01 per share
On April 25, 2017, our board of directors declared a dividend on our common stock in the amount of $0.01 per share of common stock to stockholders of record as of the close of business on May 10, 2017. The dividend was paid in cash on May 31, 2017 in the aggregate amount of $46,501. We also paid a dividend in cash on February 28, 2017 in the aggregate amount of $47,137. For a discussion of subsequent events refer to Note 17.
Stock Repurchase Program
As of June 30, 2017, our board of directors had approved for repurchase an aggregate of $10,000,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2017, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,359,319 shares for $8,749,538, and $1,250,462 remained available under our stock repurchase program.
The following table summarizes our total share repurchase activity for the six months ended:

	June 30, 2017		June 30, 2016
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market (a)	155,711	$775,701	261,451	$991,363

(a)
As of June 30, 2017, $14,783 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders’ (deficit) equity. For a discussion of subsequent events refer to Note 17.

Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50,000 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of June 30, 2017 and December 31, 2016.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(14)	Benefit Plans
We recognized share-based payment expense of $30,251 and $24,177 for the three months ended June 30, 2017 and 2016, respectively, and $59,697 and $47,870 for the six months ended June 30, 2017 and 2016, respectively.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deem appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which is subject to the employee's continued employment. PRSU awards are subject to the achievement of performance goals and generally cliff vest on the three-year anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of June 30, 2017, 182,345 shares of common stock were available for future grants under the 2015 Plan.
Other Plans
We maintain three other share-based benefit plans — the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan, the XM 2007 Stock Incentive Plan and the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan. Excluding dividend equivalent units granted as a result of a declared dividend, no further awards may be made under these plans.
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.6%	1.2%	1.6%	1.2%
Expected life of options — years	4.35	3.79	4.07	3.78
Expected stock price volatility	26%	24%	26%	24%
Expected dividend yield	0.8%	0.0%	0.8%	0.0%
There were no options granted to third parties during the three and six months ended June 30, 2017 and 2016.  Since we did not historically pay dividends on our common stock prior to the fourth quarter of 2016, the expected dividend yield used in the Black-Scholes option pricing model was zero for the three and six months ended June 30, 2016.
The following table summarizes stock option activity under our share-based plans for the six months ended June 30, 2017:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	332,648	$3.50
Granted	3,047	$4.91
Exercised	(21,616)	$2.78
Forfeited, cancelled or expired	(2,657)	$3.76
Outstanding as of June 30, 2017	311,422	$3.56	6.94	$593,984
Exercisable as of June 30, 2017	21,616	$2.91	5.73	$291,021

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2017 was $1.04.  The total intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was $47,572 and $12,942, respectively.  During the six months ended June 30, 2017, the number of net settled shares which were issued as a result of stock option exercises was 5,364.
We recognized share-based payment expense associated with stock options of $20,125 and $18,987 for the three months ended June 30, 2017 and 2016, respectively, and $39,637 and $38,026 for the six months ended June 30, 2017 and 2016, respectively.
The following table summarizes the restricted stock unit, including PRSUs, activity under our share-based plans for the six months ended June 30, 2017:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2016	29,893	$4.03
Granted	1,660	$4.52
Vested	(978)	$3.83
Forfeited	(490)	$4.09
Nonvested as of June 30, 2017	30,085	$4.07
The total intrinsic value of restricted stock units vesting during the six months ended June 30, 2017 and 2016 was $4,802 and $765, respectively. During the six months ended June 30, 2017 the number of net settled shares which were issued as a result of restricted stock units vesting totaled 478. During the six months ended June 30, 2017, we granted 603 PRSUs to certain employees. We believe it is probable that the performance target applicable to these and other previously granted PRSUs will be achieved.
In connection with the cash dividends paid during the six months ended June 30, 2017, we granted 108 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. This grant did not result in any additional incremental share-based payment expense being recognized during the six months ended June 30, 2017.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $10,126 and $5,190 for the three months ended June 30, 2017 and 2016, respectively, and $20,060 and $9,844 for the six months ended June 30, 2017 and 2016, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units granted to employees, members of our board of directors and third parties at June 30, 2017 and December 31, 2016 were $231,049 and $266,045, respectively.  The total unrecognized compensation costs at June 30, 2017 are expected to be recognized over a weighted-average period of 2.2 years.
401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We recognized $1,835 and $1,526 in expense during three months ended June 30, 2017 and 2016, respectively, and $3,517 and $3,217 in expense during six months ended June 30, 2017 and 2016, respectively, in connection with the Sirius XM Plan.

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
Contributions to the DCP, net of withdrawals, for the three months ended June 30, 2017 and 2016, were $334 and $156, respectively, and for the six months ended June 30, 2017 and 2016, were $7,355 and $3,954, respectively. As of June 30, 2017, the fair value of the investments held in the trust was $13,111, which is included in Other long-term assets in our unaudited consolidated balance sheets and is classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administration expense within our unaudited consolidated statements of comprehensive income.  For the three and six months ended June 30, 2017 and 2016, we recorded an immaterial amount of unrealized gains on investments held in the trust.

(15)	Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of June 30, 2017:

	2017	2018	2019	2020	2021	Thereafter	Total
Debt obligations	$2,759	$4,477	$3,169	$1,500,427	$600,000	$4,400,000	$6,510,832
Cash interest payments	164,721	328,828	328,734	302,898	276,125	782,563	2,183,869
Satellite and transmission	55,576	67,922	51,760	25,749	19,296	6,667	226,970
Programming and content	163,057	314,120	290,215	244,738	165,939	206,100	1,384,169
Marketing and distribution	11,475	16,367	13,637	7,870	7,043	274	56,666
Satellite incentive payments	6,179	14,302	10,652	9,310	8,448	71,337	120,228
Operating lease obligations	18,726	43,037	39,409	37,154	31,317	153,103	322,746
Other	41,373	22,815	14,961	1,861	527	30	81,567
Total (1)	$463,866	$811,868	$752,537	$2,130,007	$1,108,695	$5,620,074	$10,887,047

(1)	The table does not include our reserve for uncertain tax positions, which at June 30, 2017 totaled $6,570, as the specific timing of any cash payments cannot be projected with reasonable certainty.
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
Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions.  The cost of our common stock acquired in our capital return program but not paid for as of June 30, 2017 was also included in this category.
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

At December 31, 2016, we concluded that a loss, in excess of our recorded liabilities, is reasonably possible in connection with the SoundExchange royalty claims. At June 30, 2017, the estimable portion of such possible loss continues to range from $0 to $70,000, plus any related interest or late fees. Based on our defenses, such a loss is not considered probable at this time and no liability for such additional loss has been recorded. The matters underlying this estimated range and the estimable portion of reasonably possible losses may change from time to time and the actual possible loss may vary from this estimate.

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
We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM.  For the three months ended June 30, 2017 and 2016, income tax expense was $119,513 and $106,310, respectively, and $233,486 and $214,552 for the six months ended June 30, 2017 and 2016, respectively.
Our effective tax rate for the three months ended June 30, 2017 and 2016 was 37.2% and 37.8%, respectively. Our effective tax rate for the six months ended June 30, 2017 and 2016 was 36.3% and 38.2%, respectively. The rate for the three and six months ended June 30, 2017 and 2016 was impacted by the recognition of excess tax benefits or shortfalls related to share based compensation. We estimate our annual effective tax rate for the year ending December 31, 2017 will be 37.4%.
As of June 30, 2017 and December 31, 2016, we had a valuation allowance related to deferred tax assets of $44,022 and $47,682, respectively, that were not likely to be realized due to certain net operating loss limitations and acquired net operating losses that were not more likely than not going to be utilized.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(17)	Subsequent Events
Debt Transactions
On June 27, 2017, Sirius XM issued a redemption notice pursuant to the indenture governing the 4.25% Notes to redeem all of its 4.25% Notes. The 4.25% Notes were redeemed on July 27, 2017 at 101.063% of the principal amount thereof plus accrued and unpaid interest thereon from May 15 through July 26, 2017 for a total amount of $509,565. This redemption will result in a Loss on extinguishment of debt and credit facilities, net, of approximately $8,393 in the third quarter of 2017.
On July 5, 2017, Sirius XM issued a redemption notice pursuant to the indenture governing the 5.75% Notes to redeem all of its 5.75% Notes. The 5.75% Notes will be redeemed on August 4, 2017 at 102.875% of the principal amount thereof plus accrued and unpaid interest thereon from August 1 through August 3, 2017 for a total amount of $617,538. This redemption will result in a Loss on extinguishment of debt and credit facilities, net, of approximately $20,963 in the third quarter of 2017.
On July 5, 2017, Sirius XM issued $750,000 aggregate principal amount of 3.875% Senior Notes due 2022 (the “3.875% Notes”) and $1,250,000 aggregate principal amount of 5.00% Senior Notes due 2027 (the “5.00% Notes”). For both series of notes, interest is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2018. The 3.875% Notes will mature on August 1, 2022 and the 5.00% Notes will mature on August 1, 2027.
Capital Return Program
For the period from July 1, 2017 to July 25, 2017, we repurchased 13,314 shares of our common stock on the open market for an aggregate purchase price of $72,135, including fees and commissions.
On July 11, 2017, our board of directors declared a quarterly dividend on our common stock in the amount of $0.01 per share of common stock payable on August 31, 2017 to stockholders of record as of the close of business on August 10, 2017.

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
As of June 30, 2017, we had approximately 32.0 million subscribers of which approximately 26.7 million were self-pay subscribers and approximately 5.4 million were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, and data services who do not also have satellite radio subscriptions.  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and the Sirius XM Canada service are not included in our subscriber count or subscriber-based operating metrics.
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

As of June 30, 2017, Liberty Media beneficially owned, directly and indirectly, approximately 68% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.  Liberty Media owns interests in a range of media, communications and entertainment businesses.

Recent Transactions

During the three months ended June 30, 2017, we entered into several strategic transactions.

Acquisition of Automatic Labs. On April 18, 2017, Sirius XM acquired Automatic Labs Inc. (“Automatic”), a connected vehicle device and mobile application company, for an aggregate purchase price of $107,488, net of cash and restricted cash acquired. Automatic is included in connected vehicle services.

Recapitalization of Sirius XM Canada. On May 25, 2017, Sirius XM completed a recapitalization (the “Transaction”) of Sirius XM Canada Holdings Inc. (“Sirius XM Canada”), which is now a privately held corporation.

Following the Transaction, Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, with the remainder of the voting power and equity interest held by two of Sirius XM Canada’s previous shareholders. The total consideration from Sirius XM to Sirius XM Canada, excluding transaction costs, during the three and six months ended June 30, 2017 was $308,526, which included $129,676 in cash and we issued 35,000 shares of our common stock with an aggregate value of $178,850 to the holders of the shares of Sirius XM Canada acquired in the Transaction. Sirius XM received common stock, non-voting common stock and preferred stock of Sirius XM Canada. Sirius XM now owns a total of 590,950 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share. Future dividends on the common stock of Sirius XM Canada are expected to be declared on a 6.0% annual basis.

In connection with the Transaction, Sirius XM also made a contribution in the form of a loan to Sirius XM Canada in the aggregate amount of $130,794 on May 25, 2017. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. In addition, the terms of the loan require Sirius XM Canada to prepay a portion of the outstanding principal amount of the loan within sixty days of the end of each fiscal year in an amount equal to any cash on hand in excess of C$10,000 at the last day of the financial year if all target dividends have been paid in full.

In connection with the Transaction, Sirius XM also entered into a Services Agreement and an Advisory Services Agreement with Sirius XM Canada. Each agreement has a thirty year term. Pursuant to the Services Agreement, Sirius XM Canada will pay Sirius XM 25% of its gross revenues on a monthly basis through December 31, 2021 and 30% of its gross revenues on a monthly basis thereafter. Pursuant to the Advisory Services Agreement, Sirius XM Canada will pay Sirius XM 5% of its gross revenues on a monthly basis. These agreements supersede and replace the existing agreements between Sirius XM Canada and its predecessors and Sirius XM.

Sirius XM Canada is accounted for as an equity method investment, and its results are not consolidated in our consolidated financial statements. As we do not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance, we do not meet the requirements for consolidation.

Investment in Pandora Media, Inc. On June 9, 2017, Sirius XM entered into an agreement to purchase a 19% interest, or approximately 16% on an as converted basis, in Pandora Media, Inc. (“Pandora”) for $480,000. Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners.

The Investment Agreement with Pandora relates to the issuance and sale of 480 shares of Pandora’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $480,000, or one thousand dollars per share. In accordance with the Investment Agreement, Sirius XM purchased 172.5 shares of Series A Preferred Stock on June 9, 2017 for $172,500 (the “Initial Closing”), and will purchase the remaining 307.5 shares for $307,500 at a future date (the “Additional Closing”), subject to satisfaction of certain customary closing conditions, including, among others, obtaining clearance under the Hart-Scott-Rodino Act.

Beginning on the date of the Additional Closing (or if the Investment Agreement is terminated prior to the Additional Closing, the date of such termination), the Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock of Pandora (“Pandora Common Stock”) at an initial conversion price of $10.50 per share of Pandora Common Stock and an initial conversion rate of 95.2381 shares of Pandora Common Stock per share of Series A Preferred

Stock, subject to certain customary anti-dilution adjustments. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears, if and when declared. During the three and six months ended June 30, 2017, we recognized $604 related to the dividend which was recorded to Other (expense) income in our unaudited consolidated statements of comprehensive income and Long-term investment within our unaudited consolidated balance sheets. Any conversion of Series A Preferred Stock may be settled by Pandora, at its option, in shares of Pandora Common Stock, cash or any combination thereof. However, unless and until Pandora’s stockholders have approved the issuance of greater than 19.99% of the outstanding Pandora Common Stock, the Series A Preferred Stock may not be converted into more than 19.99% of Pandora’s outstanding Pandora Common Stock as of the Initial Closing.

The investment includes a mandatory redemption feature on any date after the fifth anniversary of the Additional Closing (or, if the Additional Closing does not occur, the fifth anniversary of the Initial Closing) at 100% of the liquidation preference plus accrued and unpaid dividends and therefore the investment qualifies as a debt security under ASC 320. As the investment will include a conversion option upon the Additional Closing, we have elected to account for this investment under the fair value option to reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments. Under the fair value option, any gains (losses) associated with the change in fair value will be recognized in Other (expense) income within our unaudited consolidated statements of comprehensive income. There was no gain or loss recognized during the three or six months ended June 30, 2017 associated with this investment.

Pursuant to the Investment Agreement, upon the Additional Closing, Pandora has agreed to appoint three individuals, including the Chairman, to be designated by us to Pandora’s board of directors. Once this occurs, we will reclassify the investment to related parties.

Our right to designate directors will fall away once we and our affiliates fail to beneficially own shares of Series A Preferred Stock and/or Pandora Common Stock issued upon conversion thereof equal to (on an as-converted basis) at least 50% of the number of shares of Pandora Common Stock issuable upon conversion of the Series A Preferred Stock purchased under the Investment Agreement. Following the earlier to occur of (i) the second anniversary of the Additional Closing and (ii) the date on which we and our affiliates fail to beneficially own shares of Series A Preferred Stock and/or Pandora Common Stock that were issued upon conversion of Series A Preferred Stock equal to (on an as-converted basis) at least 75% of the number of shares of Pandora Common Stock issuable upon conversion of the Series A Preferred Stock purchased under the Investment Agreement, we have the right to designate only two directors.

We are subject to certain standstill restrictions, including, among other things, that we are restricted from acquiring additional securities of Pandora for eighteen months after the Initial Closing.

The Investment Agreement may be terminated by either party if the Additional Closing has not occurred by February 1, 2018, subject to extension in certain circumstances. However, if all applicable closing conditions have been satisfied as of such date other than with respect to the expiration or early termination of the applicable waiting period under the HSR Act, such termination date will be extended for an additional 60 days.

Beginning on the date of the Additional Closing, we are entitled to vote as a single class with the holders of Pandora Common Stock on an as-converted basis (up to a maximum of 19.99% of the Pandora Common Stock outstanding on the date of the Initial Closing, unless stockholder approval has been received). Effective as of the date of the Initial Closing, we are also entitled to a separate class vote with respect to certain amendments to Pandora’s organizational documents, issuances by Pandora of securities that are senior to, or equal in priority with, the Series A Preferred Stock and the incurrence of certain indebtedness by Pandora.

Upon certain change of control events involving Pandora, Pandora is required to repurchase all of the Series A Preferred Stock at a price equal to the greater of (1) an amount in cash equal to 100% of the liquidation preference thereof plus all accrued but unpaid dividends through the fifth anniversary of the Initial Closing (assuming such shares of Series A Preferred Stock remain outstanding through such date) and (2) the consideration the holders would have received if they had converted their shares of Series A Preferred Stock into Pandora Common Stock immediately prior to the change of control event (disregarding the 19.99% cap).

Beginning (i) after the third anniversary of the date of the Additional Closing (or, if the Additional Closing does not occur, the third anniversary of the Initial Closing) or (ii) after the Investment Agreement is terminated prior to the Additional Closing, if the volume weighted average price per share of Pandora Common Stock exceeds $18.375, as may be adjusted, for at least 20 trading days in any period of 30 consecutive trading days, Pandora may redeem all of the outstanding Series A Preferred Stock at 100% of the liquidation preference thereof plus all accrued but unpaid dividends for, at the election of

Pandora, cash, shares of Pandora Common Stock or a combination thereof, provided that Pandora may not settle the redemption for shares of Pandora Common Stock to the extent the 19.99% cap would be exceeded.

Pursuant to a registration rights agreement entered into with Pandora, we have certain customary registration rights with respect to the Series A Preferred Stock and Pandora Common Stock issued upon conversion thereof.

Results of Operations
Set forth below are our results of operations for the three and six months ended June 30, 2017 compared with the three and six months ended June 30, 2016.

					2017 vs 2016 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
	2017	2016	2017	2016	Amount	%	Amount	%
Revenue:
Subscriber revenue	$1,111,011	$1,033,284	$2,189,268	$2,042,966	$77,727	8%	$146,302	7%
Advertising revenue	40,178	33,521	76,194	65,062	6,657	20%	11,132	17%
Equipment revenue	29,674	27,858	59,332	54,979	1,816	7%	4,353	8%
Other revenue	166,706	140,903	316,841	273,569	25,803	18%	43,272	16%
Total revenue	1,347,569	1,235,566	2,641,635	2,436,576	112,003	9%	205,059	8%
Operating expenses:
Cost of services:
Revenue share and royalties	292,893	264,385	570,193	516,129	28,508	11%	54,064	10%
Programming and content	96,255	83,645	191,799	168,745	12,610	15%	23,054	14%
Customer service and billing	95,324	93,712	192,099	190,579	1,612	2%	1,520	1%
Satellite and transmission	19,603	34,847	40,179	58,385	(15,244)	(44)%	(18,206)	(31)%
Cost of equipment	9,371	9,728	16,283	19,507	(357)	(4)%	(3,224)	(17)%
Subscriber acquisition costs	125,154	128,956	252,642	261,405	(3,802)	(3)%	(8,763)	(3)%
Sales and marketing	106,707	91,358	203,616	180,084	15,349	17%	23,532	13%
Engineering, design and development	27,783	18,893	51,600	38,334	8,890	47%	13,266	35%
General and administrative	84,607	81,178	162,808	158,683	3,429	4%	4,125	3%
Depreciation and amortization	73,519	66,708	150,223	134,335	6,811	10%	15,888	12%
Total operating expenses	931,216	873,410	1,831,442	1,726,186	57,806	7%	105,256	6%
Income from operations	416,353	362,156	810,193	710,390	54,197	15%	99,803	14%
Other income (expense):
Interest expense	(82,794)	(83,396)	(164,451)	(161,796)	602	1%	(2,655)	(2)%
Other (expense) income	(11,937)	2,515	(3,074)	13,363	(14,452)	(575)%	(16,437)	(123)%
Total other expense	(94,731)	(80,881)	(167,525)	(148,433)	(13,850)	(17)%	(19,092)	(13)%
Income before income taxes	321,622	281,275	642,668	561,957	40,347	14%	80,711	14%
Income tax expense	(119,513)	(106,310)	(233,486)	(214,552)	(13,203)	(12)%	(18,934)	(9)%
Net income	$202,109	$174,965	$409,182	$347,405	$27,144	16%	$61,777	18%

Total Revenue
Subscriber Revenue includes subscription, activation and other fees.
For the three months ended June 30, 2017 and 2016, subscriber revenue was $1,111,011 and $1,033,284, respectively, an increase of 8%, or $77,727. For the six months ended June 30, 2017 and 2016, subscriber revenue was $2,189,268 and $2,042,966, respectively, an increase of 7%, or $146,302. The increases were primarily attributable to a 5% increase in the daily weighted average number of subscribers as well as a 3% increase in average monthly revenue per subscriber that resulted from certain rate increases implemented in 2016.
We expect subscriber revenues to increase based on the growth of our subscriber base, increases in certain of our subscription rates and the sale of additional services to subscribers.
Advertising Revenue includes the sale of advertising on certain non-music channels.
For the three months ended June 30, 2017 and 2016, advertising revenue was $40,178 and $33,521, respectively, an increase of 20%, or $6,657. For the six months ended June 30, 2017 and 2016, advertising revenue was $76,194 and $65,062, respectively, an increase of 17%, or $11,132. The increases were primarily due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.
We expect our advertising revenue to continue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.
Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended June 30, 2017 and 2016, equipment revenue was $29,674 and $27,858, respectively, an increase of 7%, or $1,816. For the six months ended June 30, 2017 and 2016, equipment revenue was $59,332 and $54,979, respectively, an increase of 8%, or $4,353. The increases were driven by an increase in royalty revenue on certain modules starting in the second quarter of 2016 due to our transition to a new generation of chipsets and revenue from the sales of devices since the acquisition of Automatic, partially offset by lower sales to distributors and consumers.
We expect equipment revenue to increase due to the increases in royalty revenues associated with certain modules related to our transition to a new generation of chipsets.
Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, and revenue from our Canadian affiliate, our connected vehicle services, and ancillary revenues.
For the three months ended June 30, 2017 and 2016, other revenue was $166,706 and $140,903, respectively, an increase of 18%, or $25,803. For the six months ended June 30, 2017 and 2016, other revenue was $316,841 and $273,569, respectively, an increase of 16%, or $43,272. The increases were primarily driven by the timing of higher royalties from the new Sirius XM Canada service and advisory agreements, a one-time activation revenue resolution with Sirius XM Canada, additional revenues from the U.S. Music Royalty Fee due to an increase in the number of subscribers and subscribers paying at a higher rate of 13.9% and, for the six month period, higher revenue generated from our connected vehicle services.
Other revenue is expected to increase due to an increase in U.S. Music Royalty Fees as our subscriber base continues to grow and an increase in revenue from Sirius XM Canada related to new service and advisory agreements.
Operating Expenses
Revenue Share and Royalties include distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share.
For the three months ended June 30, 2017 and 2016, revenue share and royalties were $292,893 and $264,385, respectively, an increase of 11%, or $28,508, and increased as a percentage of total revenue. For the six months ended June 30, 2017 and 2016, revenue share and royalties were $570,193 and $516,129, respectively, an increase of 10%, or $54,064, and increased as a percentage of total revenue. The increases were due to overall greater revenues subject to royalty and revenue sharing arrangements and a 5% increase in the statutory royalty rate applicable to our use of post-1972 recordings, which increased from 10.5% in 2016 to 11% in 2017.

We expect our revenue share and royalty costs to increase as our revenues grow and the statutory royalty rate possibly increases.
Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended June 30, 2017 and 2016, programming and content expenses were $96,255 and $83,645, respectively, an increase of 15%, or $12,610, and increased as a percentage of total revenue. For the six months ended June 30, 2017 and 2016, programming and content expenses were $191,799 and $168,745, respectively, an increase of 14%, or $23,054, and increased as a percentage of total revenue. The increases were primarily due to the addition of video content rights as well as increased talent and personnel-related costs.
We expect our programming and content expenses to increase as we offer additional programming, and renew or replace expiring agreements.
Customer Service and Billing includes costs associated with the operation and management of internal and third party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended June 30, 2017 and 2016, customer service and billing expenses were $95,324 and $93,712, respectively, an increase of 2%, or $1,612, and decreased as a percentage of total revenue. For the six months ended June 30, 2017 and 2016, customer service and billing expenses were $192,099 and $190,579, respectively, an increase of 1%, or $1,520, and decreased as a percentage of total revenue. The increases were primarily due to increased transaction fees from a higher subscriber base and higher bad debt expense, partially offset by lower call center costs due to lower agent rates and lower contact rates.
We expect our customer service and billing expenses to increase as our subscriber base grows.
Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet streaming and connected vehicle services.
For the three months ended June 30, 2017 and 2016, satellite and transmission expenses were $19,603 and $34,847, respectively, a decrease of 44%, or $15,244, and decreased as a percentage of total revenue. For the six months ended June 30, 2017 and 2016, satellite and transmission expenses were $40,179 and $58,385, respectively, a decrease of 31%, or $18,206, and decreased as a percentage of total revenue. The decreases were primarily due to the loss on disposal of certain obsolete satellite parts of $12,912, recorded in the three months ended June 30, 2016 as well as lower wireless costs associated with our connected vehicle services, and lower terrestrial repeater costs driven by the elimination of duplicative repeater sites.
We expect satellite and transmission expenses to increase as costs associated with our investment in Internet streaming services increase.
Cost of Equipment includes costs from the sale of satellite radios and devices, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended June 30, 2017 and 2016, cost of equipment was $9,371 and $9,728, respectively, a decrease of 4%, or $357, and decreased as a percentage of equipment revenue. For the six months ended June 30, 2017 and 2016, cost of equipment was $16,283 and $19,507, respectively, a decrease of 17%, or $3,224, and decreased as a percentage of equipment revenue. The decreases were primarily due to lower sales to distributors and consumers, partially offset by costs associated with the sales of devices since the acquisition of Automatic.
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
For the three months ended June 30, 2017 and 2016, subscriber acquisition costs were $125,154 and $128,956, respectively, a decrease of 3%, or $3,802, and decreased as a percentage of total revenue. For the six months ended June 30, 2017 and 2016, subscriber acquisition costs were $252,642 and $261,405, respectively, a decrease of 3%, or $8,763, and decreased as a percentage of total revenue. The decrease for the three month period was driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in installations. The decrease for the six month period was driven by reductions to OEM hardware subsidy rates and lower subsidized costs related to the transition of chipsets; partially offset by an increase in installations.
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
For the three months ended June 30, 2017 and 2016, sales and marketing expenses were $106,707 and $91,358, respectively, an increase of 17%, or $15,349, and increased as a percentage of total revenue. For the six months ended June 30, 2017 and 2016, sales and marketing expenses were $203,616 and $180,084, respectively, an increase of 13%, or $23,532, and increased as a percentage of total revenue. The increases were primarily due to additional subscriber communications, retention programs and acquisition campaigns partially offset by the timing of OEM marketing campaigns.
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
For the three months ended June 30, 2017 and 2016, engineering, design and development expenses were $27,783 and $18,893, respectively, an increase of 47%, or $8,890, and increased as a percentage of total revenue. For the six months ended June 30, 2017 and 2016, engineering, design and development expenses were $51,600 and $38,334, respectively, an increase of 35%, or $13,266, and increased as a percentage of total revenue. The increases were driven primarily by additional costs associated with the development of our audio and video streaming products, increased personnel-related costs and costs from the acquisition of Automatic.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended June 30, 2017 and 2016, general and administrative expenses were $84,607 and $81,178, respectively, an increase of 4%, or $3,429, and decreased as a percentage of total revenue. For the six months ended June 30, 2017 and 2016, general and administrative expenses were $162,808 and $158,683, respectively, an increase of 3%, or $4,125, and decreased as a percentage of total revenue. The increases were primarily driven by higher personnel-related costs.
We expect our general and administrative expenses will increase to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended June 30, 2017 and 2016, depreciation and amortization expense was $73,519 and $66,708, respectively, an increase of 10%, or $6,811, and increased as a percentage of total revenue. For the six months ended

June 30, 2017 and 2016, depreciation and amortization expense was $150,223 and $134,335, respectively, an increase of 12%, or $15,888, and increased as a percentage of total revenue. The increases were driven by acceleration of amortization related to a shorter useful life of certain software as well as additional assets placed in-service.
Other Income (Expense)
Interest Expense includes interest on outstanding debt.
For the three months ended June 30, 2017 and 2016, interest expense was $82,794 and $83,396, respectively, a decrease of 1%, or $602. For the six months ended June 30, 2017 and 2016, interest expense was $164,451 and $161,796, respectively, an increase of 2%, or $2,655. The decrease for the three month period was driven by the timing of the redemption of our 5.875% Senior Notes due 2020 in the fourth quarter of 2016, partially offset by the issuance of our 5.375% Senior Notes due 2026 late in the second quarter of 2016. The increase for the six month period was primarily due to higher average debt during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Other (Expense) Income primarily includes realized gains and losses, interest and dividend income, our share of the income or loss of Sirius XM Canada, and transaction costs related to non-operating investments.
For the three and six months ended June 30, 2017 other expense was $11,937 and $3,074, respectively, driven by transaction costs associated with our investment in Pandora and our share of Sirius XM Canada's net loss. For the three months ended June 30, 2016 other income was $2,515 driven by our share of Sirius XM Canada's net income. For the six months ended June 30, 2016 other income was $13,363 driven by our share of Sirius XM Canada’s net income and the dividends received from Sirius XM Canada in excess of our investment.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.
For the three months ended June 30, 2017 and 2016, income tax expense was $119,513 and $106,310, respectively, and $233,486 and $214,552 for the six months ended June 30, 2017 and 2016, respectively.
Our effective tax rate for the three months ended June 30, 2017 and 2016 was 37.2% and 37.8%, respectively. Our effective tax rate for the six months ended June 30, 2017 and 2016 was 36.3% and 38.2%, respectively. The rate for the three and six months ended June 30, 2017 and 2016 was primarily impacted by the recognition of excess tax benefits or shortfalls related to share based compensation. We estimate our annual effective tax rate for the year ending December 31, 2017 will be 37.4%.

Key Financial and Operating Performance Metrics
In this section, we present certain financial performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”), which include free cash flow and adjusted EBITDA. We also present certain operating performance measures, which include average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; and subscriber acquisition cost, or SAC, per installation. Our adjusted EBITDA excludes the impact of share-based payment expense and certain purchase price accounting adjustments related to the merger of Sirius and XM (the “Merger”).  Additionally, when applicable, our adjusted EBITDA and free cash flow metrics exclude the effect of significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial and operating performance measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. See accompanying glossary on pages 40 through 43 for more details and for the reconciliation to the most directly comparable GAAP measure (where applicable).
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

Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 40 through 43) for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in our subscriber count or subscriber-based operating metrics.
Set forth below are our subscriber balances as of June 30, 2017 compared to June 30, 2016:

	As of June 30		2017 vs 2016 Change
	2017	2016	Amount	%
Self-pay subscribers	26,675	25,143	1,532	6%
Paid promotional subscribers	5,372	5,503	(131)	(2)%
Ending subscribers (a)	32,048	30,646	1,402	5%

(a)	Amounts may not sum as a result of rounding.
The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and six months ended June 30, 2017 and 2016:

					2017 vs 2016 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
	2017	2016	2017	2016	Amount	%	Amount	%
Self-pay subscribers	466	507	725	855	(41)	(8)%	(130)	(15)%
Paid promotional subscribers	(20)	80	(23)	197	(100)	(125)%	(220)	(112)%
Net additions (a)	445	587	702	1,052	(142)	(24)%	(350)	(33)%
Daily weighted average number of subscribers	31,746	30,329	31,559	30,044	1,417	5%	1,515	5%
Average self-pay monthly churn	1.7%	1.8%	1.8%	1.8%	(0.1)%	(6)%	0%	0%
New vehicle consumer conversion rate	40%	40%	40%	39%	0%	0%	1%	3%

ARPU	$13.22	$12.78	$13.08	$12.72	$0.44	3%	$0.36	3%
SAC, per installation	$31	$32	$30	$33	$(1)	(3)%	$(3)	(9)%
Customer service and billing expenses, per average subscriber	$0.94	$0.97	$0.95	$0.99	$(0.03)	(3)%	$(0.04)	(4)%
Adjusted EBITDA	$521,936	$467,766	$1,023,739	$909,133	$54,170	12%	$114,606	13%
Free cash flow	$416,725	$394,946	$665,664	$723,163	$21,779	6%	$(57,499)	(8)%
Diluted weighted average common shares outstanding (GAAP)	4,735,592	4,988,247	4,759,741	5,049,571	(252,655)	(5)%	(289,830)	(6)%

(a)	Amounts may not sum as a result of rounding.
Subscribers. At June 30, 2017, we had approximately 32.0 million subscribers, an increase of 1.4 million subscribers, or 5%, from the approximately 30.6 million subscribers as of June 30, 2016. The increase in total subscribers was primarily due to growth in our self-pay subscriber base, which increased 1.5 million. The increase in self-pay subscribers is primarily from original and subsequent owner trial conversions and subscriber win back programs, partially offset by deactivations. The increase in self-pay subscribers was partially offset by a 131 thousand decrease in paid promotional subscribers.
For the three months ended June 30, 2017 and 2016, net additions were 445 thousand and 587 thousand, respectively, a decrease of 24%. For the six months ended June 30, 2017 and 2016, net additions were 702 thousand and 1,052 thousand, respectively, a decrease of 33%. The decline was due to a decrease in net additions of paid promotional subscribers as a result of lower shipments from automakers offering paid promotional subscriptions, and lower self-pay net additions due to higher vehicle turnover of our subscriber base mitigated by growth in gross additions.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 40 through 43 for more details.)
For the three months ended June 30, 2017 and 2016, our average self-pay monthly churn rate was 1.7% and 1.8%, respectively. For the six months ended June 30, 2017 and 2016, our average self-pay monthly churn rate was 1.8%. The decrease in the three month churn was primarily driven by improvements in non-pay and voluntary churn.
New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 40 through 43 for more details.)
For the three months ended June 30, 2017 and 2016, our new vehicle consumer conversion rate was 40%.  For the six months ended June 30, 2017 and 2016, our new vehicle consumer conversion rate was 40% and 39%, respectively.  The increase in new vehicle consumer conversion rate for the six month period was driven by improvements in conversion of trialers who are also current self-pay subscribers as well as trialers who are first time buyers of vehicles enabled with our service.
ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services), net advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 40 through 43 for more details.)
For the three months ended June 30, 2017 and 2016, ARPU was $13.22 and $12.78, respectively.  For the six months ended June 30, 2017 and 2016, ARPU was $13.08 and $12.72, respectively. The increases were driven primarily by increases in certain of our subscription rates in 2016, partially offset by growth in subscription discounts offered through customer acquisition and retention programs and for the six month period, one less day in the first quarter of 2017 compared to 2016.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 40 through 43 for more details.)
For the three months ended June 30, 2017 and 2016, SAC, per installation, was $31 and $32, respectively.  For the six months ended June 30, 2017 and 2016, SAC, per installation, was $30 and $33, respectively. The decreases were related to our transition to a new generation of chipsets.
Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 40 through 43 for more details.)
For the three months ended June 30, 2017 and 2016, customer service and billing expenses, per average subscriber, was $0.94 and $0.97, respectively. For the six months ended June 30, 2017 and 2016, customer service and billing expenses, per average subscriber, was $0.95 and $0.99, respectively. The decreases were primarily related to lower call center costs due to lower contact rates and lower agent rates, partially offset by higher transaction fees.
Adjusted EBITDA. EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other income, other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense and loss on disposal of assets. (See the accompanying glossary on pages 40 through 43 for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2017 and 2016, adjusted EBITDA was $521,936 and $467,766, respectively, an increase of 12%, or $54,170.  For the six months ended June 30, 2017 and 2016, adjusted EBITDA was $1,023,739 and $909,133, respectively, an increase of 13%, or $114,606. The increases were due to growth in revenues primarily as a result of the increase in our subscriber base and certain of our subscription rates and lower subscriber acquisition costs, partially offset by higher revenue share and royalty costs due to growth in our revenues and royalty rates, programming and content, sales and marketing and engineering, design and development costs.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying glossary on pages 40 through 43 for a reconciliation to GAAP and for more details.)

For the three months ended June 30, 2017 and 2016, free cash flow was $416,725 and $394,946, respectively, an increase of $21,779, or 6%.  For the six months ended June 30, 2017 and 2016, free cash flow was $665,664 and $723,163, respectively, a decrease of $57,499, or 8%. The increase for the three month period was driven by higher net cash provided by operating activities resulting from improved operating performance, partially offset by an increase in additions to property and equipment resulting from new satellite construction. The decrease for the six month period was driven by a payment for a legal settlement during the first quarter of 2017, an increase in additions to property and equipment resulting primarily from new satellite construction, and timing of interest payments partially offset by higher net cash provided by operating activities resulting from improved operating performance.

Liquidity and Capital Resources
Cash Flows for the six months ended June 30, 2017 compared with the six months ended June 30, 2016.
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Six Months Ended June 30,
	2017	2016	2017 vs 2016
Net cash provided by operating activities	$792,536	$794,288	$(1,752)
Net cash used in investing activities	(667,680)	(71,125)	(596,555)
Net cash used in financing activities	(296,057)	(358,548)	62,491
Net (decrease) increase in cash and cash equivalents	(171,201)	364,615	(535,816)
Cash and cash equivalents at beginning of period	213,939	111,838	102,101
Cash and cash equivalents at end of period	$42,738	$476,453	$(433,715)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $1,752 to $792,536 for the six months ended June 30, 2017 from $794,288 for the six months ended June 30, 2016. The decrease was driven by the timing of interest payments, a payment for a legal settlement, and the timing of OEM and certain vendor payments; partially offset by improved operating performance.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the first half of 2017 were primarily due to our investment in Pandora of $172,500, loans to related parties of $130,794, payments to acquire additional ownership in related parties (net of transaction costs) of $129,676, the acquisition of Automatic for $107,488 (net of cash and restricted cash acquired), and additional spending to construct replacement satellites of $35,494, improve our terrestrial repeater network, and for capitalized software.  In 2016, our cash flows used in investing activities were primarily due to additional spending to improve our terrestrial repeater network and for capitalized software.
Cash Flows Used in Financing Activities
Cash flows used in financing activities consists of the issuance and repayment of long-term debt, the purchase of common stock under our share repurchase program and the payment of cash dividends.  Proceeds from long-term debt, related party debt and equity issuances have been used to fund our operations, construct and launch new satellites, invest in other infrastructure improvements and purchase shares of our common stock.
Cash flows used in financing activities in the six months ended June 30, 2017 were primarily due to the purchase and retirement for $783,824 of shares of our common stock under our repurchase program, and the payment of cash dividends of $93,638, partially offset by net borrowings of $610,000 under the Credit Facility. Cash flows used in financing activities in the six months ended June 30, 2016 were primarily due to the purchase and retirement for $995,632 of shares of our common stock under our repurchase program, partially offset by net borrowings of $642,463.

Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, legal settlements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of June 30, 2017, $750,000 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents as well as debt capacity to cover our estimated short-term and long-term funding needs, as well as fund stock repurchases, future dividend payments and strategic opportunities.
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
Capital Return Program
As of June 30, 2017, our board of directors had approved for repurchase an aggregate of $10,000,000 of our common stock.  As of June 30, 2017, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,359,319 shares for $8,749,538, and $1,250,462 remained available under our stock repurchase program.
On July 11, 2017, our board of directors declared a quarterly dividend on our common stock in the amount of $0.01 per share of common stock payable on August 31, 2017 to stockholders of record as of the close of business on August 10, 2017. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.04 per share of common stock.
Debt Transactions
On June 27, 2017, Sirius XM issued a redemption notice pursuant to the indenture governing the 4.25% Senior Notes due 2020 (the "4.25% Notes") to redeem all of its 4.25% Notes. The 4.25% Notes were redeemed on July 27, 2017 at 101.063% of the principal amount thereof plus accrued and unpaid interest thereon from May 15 through July 26, 2017 for a total amount of $509,565.
On July 5, 2017, Sirius XM issued a redemption notice pursuant to the indenture governing the 5.75% Senior Notes due 2021 (the "5.75% Notes") to redeem all of its 5.75% Notes on August 4, 2017. The 5.75% Notes will be redeemed at 102.875% of the principal amount thereof plus accrued and unpaid interest thereon from August 1 through August 3, 2017 for a total amount of $617,538.
On July 5, 2017, Sirius XM issued $750,000 aggregate principal amount of 3.875% Senior Notes due 2022 (the “3.875% Notes”) and $1,250,000 aggregate principal amount of 5.00% Senior Notes due 2027 (the “5.00% Notes”). For both series of notes, interest is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2018. The 3.875% Notes will mature on August 1, 2022 and the 5.00% Notes will mature on August 1, 2027.
Debt Covenants
The indentures governing Sirius XM's senior notes and the agreement governing the Credit Facility include restrictive covenants.  As of June 30, 2017, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 12 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income:	$202,109	$174,965	$409,182	$347,405
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues	1,813	1,813	3,626	3,626
Loss on disposal of assets	—	12,912	—	12,912
Share-based payment expense	30,251	24,177	59,697	47,870
Depreciation and amortization	73,519	66,708	150,223	134,335
Interest expense	82,794	83,396	164,451	161,796
Other expense (income)	11,937	(2,515)	3,074	(13,363)
Income tax expense	119,513	106,310	233,486	214,552
Adjusted EBITDA	$521,936	$467,766	$1,023,739	$909,133
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Subscriber revenue, excluding connected vehicle services	$1,090,356	$1,011,422	$2,148,410	$1,996,406
Add: advertising revenue	40,178	33,521	76,194	65,062
Add: other subscription-related revenue	128,179	117,522	252,647	231,593
	$1,258,713	$1,162,465	$2,477,251	$2,293,061
Daily weighted average number of subscribers	31,746	30,329	31,559	30,044
ARPU	$13.22	$12.78	$13.08	$12.72
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Customer service and billing expenses, excluding connected vehicle services	$90,388	$89,210	$182,508	$180,381
Less: share-based payment expense	(1,029)	(819)	(2,040)	(1,625)
	$89,359	$88,391	$180,468	$178,756
Daily weighted average number of subscribers	31,746	30,329	31,559	30,044
Customer service and billing expenses, per average subscriber	$0.94	$0.97	$0.95	$0.99
Free cash flow - is derived from cash flow provided by operating activities, net of additions to property and equipment, restricted and other investment activity and the return of capital from investment in unconsolidated entity. Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We exclude from free cash flow certain items that do not relate to the on-going performance of our business such as cash outflows for acquisitions, strategic investments and loans to related parties. We believe free cash flow is an indicator of the long-term financial stability of our business.  Free cash flow, which is reconciled to “Net cash provided by operating activities,” is a Non-GAAP financial measure.  This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding Restricted and other investment activity from “Net cash provided by operating activities” from the consolidated statements of cash flows, adjusted for any significant legal settlements. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies.  Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies. Free cash flow is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Cash Flow information
Net cash provided by operating activities	$483,211	$432,102	$792,536	$794,288
Net cash used in investing activities	$(607,294)	$(37,156)	$(667,680)	$(71,125)
Net cash used in financing activities	$(63,667)	$(20,445)	$(296,057)	$(358,548)
Free Cash Flow
Net cash provided by operating activities	$483,211	$432,102	$792,536	$794,288
Additions to property and equipment	(66,152)	(37,001)	(119,517)	(67,172)
Purchases of restricted and other investments	(334)	(155)	(7,355)	(3,953)
Free cash flow	$416,725	$394,946	$665,664	$723,163
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period.  SAC, per installation, is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Subscriber acquisition costs	$125,154	$128,956	$252,642	$261,405
Less: margin from sales of radios and accessories, excluding connected vehicle	(20,285)	(18,130)	(43,031)	(35,472)
	$104,869	$110,826	$209,611	$225,933
Installations	3,362	3,476	6,946	6,906
SAC, per installation	$31	$32	$30	$33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of June 30, 2017, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
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

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2017.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At December 31, 2016, we concluded that a loss, in excess of our recorded liabilities, is reasonably possible in connection with the SoundExchange royalty claims. At June 30, 2017, the estimable portion of such possible loss continues to range from $0 to $70 million, plus any related interest or late fees. Based on our defenses, such a loss is not considered probable at this time and no liability for such additional loss has been recorded. The matters underlying this estimated range and the estimable portion of reasonably possible losses may change from time to time and the actual possible loss may vary from this estimate.

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
As of June 30, 2017, our board of directors had approved for repurchase an aggregate of $10.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2017, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2.4 billion shares for $8.7 billion, and $1.3 billion remained available under our stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2017 - April 30, 2017	23,333,891	$5.08	23,333,891	$1,609,130,820
May 1, 2017 - May 31, 2017	43,094,500	$4.93	43,094,500	$1,396,865,223
June 1, 2017 - June 30, 2017	27,743,300	$5.28	27,743,300	$1,250,462,307
Total	94,171,691	$5.07	94,171,691

(a)	These amounts include fees and commissions associated with the shares repurchased.

Recent Sales of Unregistered Securities
On May 25, 2017, in connection with the recapitalization of Sirius XM Canada, we issued 35 million shares of our common stock to the holders of the shares of Sirius XM Canada acquired in the transaction. The issuance of such shares of common stock was not registered under the Securities Act, because the shares were offered and sold in an exchange of securities exempt from the registration under Section 3(a)(10) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
As previously announced, on June 27, 2017, Sirius XM issued a redemption notice pursuant to the indenture governing its 4.25% Senior Notes due 2020 (the “2020 Notes”) to redeem all of the outstanding 2020 Notes. As of June 30, 2017, Sirius XM had $500 million aggregate principal amount of 2020 Notes outstanding.
On July 27, 2017 (the “Redemption Date”), Sirius XM deposited sufficient funds with U.S. Bank National Association, as trustee, to redeem all of the outstanding 2020 Notes at a redemption price of 101.063% of the principal amount thereof plus accrued and unpaid interest and additional interest, if any, on the 2020 Notes redeemed, to, but excluding, the Redemption Date (the “Redemption Price”). On the Redemption Date, the Redemption Price was paid to holders of the 2020 Notes and the indenture governing the 2020 Notes was satisfied and discharged.

ITEM 6.	EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of July 2017.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

4.1
Indenture, dated as of July 5, 2017, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the 3.875% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on July 5, 2017 (File No. 001-34295)).

4.2
Indenture, dated as of July 5, 2017, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the 5.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on July 5, 2017 (File No. 001-34295)).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2017 and 2016; (ii) Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the six months ended June 30, 2017 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements (Unaudited).

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