Form 10-Q
period 2017-09-30
SIRIUS XM HOLDINGS INC.
filed 2017-10-25
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 23, 2017)
COMMON STOCK, $0.001 PAR VALUE	4,595,820,002	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue:
Subscriber revenue	$1,136,027	$1,069,746	$3,325,295	$3,112,712
Advertising revenue	41,462	34,268	117,656	99,330
Equipment revenue	32,337	31,306	91,669	86,285
Other revenue	169,770	142,326	486,611	415,895
Total revenue	1,379,596	1,277,646	4,021,231	3,714,222
Operating expenses:
Cost of services:
Revenue share and royalties	296,498	272,823	866,691	788,952
Programming and content	98,239	89,015	290,038	257,760
Customer service and billing	94,655	94,923	286,754	285,502
Satellite and transmission	21,378	22,224	61,557	80,609
Cost of equipment	8,254	9,674	24,537	29,181
Subscriber acquisition costs	119,555	120,111	372,197	381,516
Sales and marketing	114,519	99,194	318,135	279,278
Engineering, design and development	29,433	19,254	81,033	57,588
General and administrative	83,187	90,369	245,995	249,052
Depreciation and amortization	79,913	67,880	230,136	202,215
Total operating expenses	945,631	885,467	2,777,073	2,611,653
Income from operations	433,965	392,179	1,244,158	1,102,569
Other income (expense):
Interest expense	(92,634)	(89,092)	(257,085)	(250,888)
Loss on extinguishment of debt	(43,679)	—	(43,679)	—
Other income	86,971	2,370	83,897	15,733
Total other expense	(49,342)	(86,722)	(216,867)	(235,155)
Income before income taxes	384,623	305,457	1,027,291	867,414
Income tax expense	(108,901)	(111,556)	(342,387)	(326,108)
Net income	$275,722	$193,901	$684,904	$541,306
Foreign currency translation adjustment, net of tax	3,680	(14)	6,426	420
Total comprehensive income	$279,402	$193,887	$691,330	$541,726
Net income per common share:
Basic	$0.06	$0.04	$0.15	$0.11
Diluted	$0.06	$0.04	$0.14	$0.11
Weighted average common shares outstanding:
Basic	4,618,368	4,870,281	4,660,041	4,957,820
Diluted	4,704,571	4,919,829	4,734,841	5,005,133
Dividends declared per common share	$0.010	$—	$0.030	$—

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$73,553	$213,939
Receivables, net	225,001	223,029
Inventory, net	22,469	20,363
Related party current assets	12,375	6,170
Prepaid expenses and other current assets	163,164	179,148
Total current assets	496,562	642,649
Property and equipment, net	1,427,614	1,398,693
Intangible assets, net	2,528,709	2,544,801
Goodwill	2,286,559	2,205,107
Related party long-term assets	1,017,350	8,918
Deferred tax assets	777,002	1,084,330
Other long-term assets	118,620	119,097
Total assets	$8,652,416	$8,003,595
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$736,782	$713,034
Accrued interest	92,539	114,633
Current portion of deferred revenue	1,846,285	1,832,609
Current maturities of long-term debt	4,220	5,485
Related party current liabilities	3,018	2,840
Total current liabilities	2,682,844	2,668,601
Deferred revenue	178,180	176,319
Long-term debt	6,728,349	5,842,764
Related party long-term liabilities	6,778	7,955
Deferred tax liabilities	6,418	6,418
Other long-term liabilities	99,948	93,553
Total liabilities	9,702,517	8,795,610
Commitments and contingencies (Note 14)
Stockholders’ (deficit) equity:
Common stock, par value $0.001; 9,000,000 shares authorized; 4,604,441 and 4,746,047 shares issued; 4,601,941 and 4,740,947 outstanding at September 30, 2017 and December 31, 2016, respectively	4,604	4,745
Accumulated other comprehensive income (loss), net of tax	6,287	(139)
Additional paid-in capital	2,159,239	3,117,666
Treasury stock, at cost; 2,500 and 5,100 shares of common stock at September 30, 2017 and December 31, 2016, respectively	(13,754)	(22,906)
Accumulated deficit	(3,206,477)	(3,891,381)
Total stockholders’ (deficit) equity	(1,050,101)	(792,015)
Total liabilities and stockholders’ (deficit) equity	$8,652,416	$8,003,595

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance at December 31, 2016	4,746,047	$4,745	$(139)	$3,117,666	5,100	$(22,906)	$(3,891,381)	$(792,015)
Comprehensive income, net of tax	—	—	6,426	—	—	—	684,904	691,330
Issuance of common stock as part of investment in Sirius XM Canada	35,000	35	—	178,815	—	—	—	178,850
Share-based payment expense	—	—	—	82,485	—	—	—	82,485
Exercise of options and vesting of restricted stock units	20,318	21	—	753	—	—	—	774
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(84,560)	—	—	—	(84,560)
Cash dividends paid on common stock	—	—	—	(139,854)	—	—	—	(139,854)
Common stock repurchased	—	—	—	—	194,324	(987,111)	—	(987,111)
Common stock retired	(196,924)	(197)	—	(996,066)	(196,924)	996,263	—	—
Balance at September 30, 2017	4,604,441	$4,604	$6,287	$2,159,239	2,500	$(13,754)	$(3,206,477)	$(1,050,101)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$684,904	$541,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230,136	202,215
Non-cash interest expense, net of amortization of premium	6,731	6,571
Provision for doubtful accounts	42,329	39,629
Amortization of deferred income related to equity method investment	(2,082)	(2,082)
Loss on extinguishment of debt	43,679	—
Gain on unconsolidated entity investments, net	(7,541)	(9,725)
Dividend received from unconsolidated entity investment	3,606	7,160
Loss on disposal of assets	—	12,912
Share-based payment expense	94,588	77,890
Deferred income taxes	318,190	308,613
Changes in operating assets and liabilities:
Receivables	(43,665)	(38,266)
Inventory	(396)	(5,735)
Related party, net	(77,179)	(2,373)
Prepaid expenses and other current assets	16,698	(15,985)
Other long-term assets	7,559	26,668
Accounts payable and accrued expenses	1,951	(1,841)
Accrued interest	(22,094)	16,715
Deferred revenue	9,955	52,421
Other long-term liabilities	6,395	11
Net cash provided by operating activities	1,313,764	1,216,104
Cash flows from investing activities:
Additions to property and equipment	(206,717)	(132,246)
Purchases of restricted and other investments	(7,595)	(4,168)
Acquisition of business, net of cash acquired	(107,736)	—
Investment in convertible preferred stock of related party	(480,000)	—
Loan to related party	(130,794)	—
Payments to acquire additional ownership in related party	(132,205)	—
Net cash used in investing activities	(1,065,047)	(136,414)
Cash flows from financing activities:
Proceeds from exercise of stock options	774	348
Taxes paid in lieu of shares issued for stock-based compensation	(84,291)	(32,603)
Net repayments related to revolving credit facility	(100,000)	(340,000)
Proceeds from long-term borrowings, net of costs	2,473,506	987,257
Principal payments of long-term borrowings	(1,509,910)	(8,864)
Payment of premiums on redemption of debt	(33,065)	—
Common stock repurchased and retired	(996,263)	(1,225,284)
Dividends paid	(139,854)	—
Net cash used in financing activities	(389,103)	(619,146)
Net (decrease) increase in cash and cash equivalents	(140,386)	460,544
Cash and cash equivalents at beginning of period	213,939	111,838
Cash and cash equivalents at end of period	$73,553	$572,382
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$270,365	$222,110
Income taxes paid	$16,647	$15,857
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$—	$6,647
Treasury stock not yet settled	$13,754	$12,526
Issuance of common stock as part of investment in Sirius XM Canada	$178,850	$—
Accumulated other comprehensive income, net of tax benefit for loan to related party	$6,426	$—

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
During the nine months ended September 30, 2017, we entered into several strategic transactions:

•	On April 18, 2017, Sirius XM acquired Automatic Labs Inc. (“Automatic”). Refer to Note 2 for information on this transaction.

•	On May 25, 2017, Sirius XM completed a recapitalization of Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Refer to Note 10 for information on this transaction.

•	On September 22, 2017, Sirius XM completed a $480,000 investment in Pandora Media, Inc. (“Pandora”). Refer to Note 10 for information on this transaction.
As of September 30, 2017, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 69% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

All significant intercompany transactions have been eliminated in consolidation. In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 16.
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
On April 18, 2017, Sirius XM acquired Automatic, a connected vehicle device and mobile application company, for an aggregate purchase price of $107,736, net of cash and restricted cash acquired of $819. Automatic has created and operates a data-driven platform that enables vehicle owners to be safer and drive smarter. The company's proprietary Automatic Pro and Automatic Lite connected car adapters provide, among other things, vehicle diagnostic alerts, emergency crash assistance, fuel monitoring, access to parking information and live vehicle location tracking.
During the three months ended September 30, 2017, we recorded an increase of $3,929 to the Deferred income tax asset, net, related to the acquired assets, which resulted in a decrease to Goodwill. During the three months ended September 30, 2017, the working capital calculation associated with this acquisition was finalized, resulting in an increase of $248 to the original purchase price and Goodwill. As of September 30, 2017, our Goodwill balance associated with the acquisition was $81,452. No other assets or liabilities have been adjusted.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

The condensed table below summarizes the fair value of the assets acquired and liabilities assumed:

Acquired Assets:
Intangible assets subject to amortization	$14,700
Goodwill	81,452
Deferred income tax asset, net	14,783
Other assets	4,019
Trademark	800
Total Assets	$115,754

Assumed Liabilities:
Deferred revenue	(5,582)
Other liabilities	(1,617)
Total Liabilities	$(7,199)
Total Consideration	$108,555
The transaction was accounted for using the acquisition method of accounting. The initial purchase price allocation is subject to change upon receipt of the final valuation analysis for Automatic. The fair value assessed for the majority of the assets acquired and liabilities assumed equaled their carrying value. The excess purchase price over identifiable net assets of $81,452 has been recorded to Goodwill in our unaudited consolidated balance sheets as of September 30, 2017. A total of $14,700 has been allocated to identifiable intangible assets subject to amortization and relates to the assessed fair value of software and technology and a total of $800 has been allocated to the Automatic trademark.
We recognized acquisition related costs of $913 that were expensed in General and administrative expenses in our unaudited consolidated statements of comprehensive income during the nine months ended September 30, 2017. Pro forma financial information related to this acquisition has not been provided as it is not material to our consolidated results of operations.

(3)	Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of September 30, 2017 and December 31, 2016, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
Our assets and liabilities measured at fair value were as follows:

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Pandora - investment (a)	—	$552,245	—	$552,245	—	—	—	$—
Sirius XM Canada - investment (b)	—	—	—	N/A	$178,696	—	—	$178,696
Liabilities:
Debt (c)	—	$7,081,843	—	$7,081,843	—	$6,008,205	—	$6,008,205

(a)
During the nine months ended September 30, 2017, Sirius XM completed a $480,000 investment in Pandora. We have elected the fair value option to account for this investment. Refer to Note 10 for information on this transaction.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(b)
During the nine months ended September 30, 2017, Sirius XM completed a recapitalization of Sirius XM Canada. Following this recapitalization, Sirius XM Canada ceased to be a publicly traded company. Refer to Note 10 for information on this transaction. The amount as of December 31, 2016 approximated fair value.  The carrying value of our investment in Sirius XM Canada was $323,593 and $8,615 as of September 30, 2017 and December 31, 2016, respectively. Additionally, as part of this transaction we loaned Sirius XM Canada $130,794. The carrying value of the loan as of September 30, 2017 was $141,189 and approximated its fair value.

(c)
The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm.  Refer to Note 11 for information related to the carrying value of our debt as of September 30, 2017 and December 31, 2016.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income of $6,287 was primarily comprised of the cumulative foreign currency translation adjustments related to the loan to Sirius XM Canada (refer to Note 10 for additional information related to this loan). During the three and nine months ended September 30, 2017, we recorded a foreign currency translation adjustment gain of $3,680 and $6,426, respectively, which is recorded net of a tax benefit of $2,176 and $3,921, respectively.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350).  This ASU eliminates Step 2 from the goodwill impairment test. Under the new guidance, entities should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, this ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the adoption of this ASU. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. This ASU must be adopted using a modified retrospective approach. We plan to adopt this ASU on January 1, 2019. We are in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements. We currently believe the most significant changes will be related to the recognition of right-of-use assets and lease liability on our consolidated balance sheet for operating leases.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. In 2016, the FASB issued additional guidance which clarified principal versus agent considerations, identification of performance obligations and the implementation guidance for licensing. In addition, the FASB issued guidance regarding practical expedients related to disclosures of remaining performance obligations, as well as other amendments to the guidance on transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently plan to adopt this ASU under the modified retrospective method.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

We have completed our evaluation of the impact this ASU will have on our primary revenue streams.  Based on our assessment of the impact of implementing this ASU on January 1, 2018 under the modified retrospective method, the most significant impact of the ASU relates to the classification of Revenue share and certain subsidy payments made to automakers associated with a paid promotional subscription.  Under the new standard, these payments associated with a paid promotional subscription will be treated as a reduction to the transaction price rather than as an expense as classified under ASC 605.  We expect this change to reduce Subscription revenue by less than 3% upon adoption along with a corresponding reduction to Revenue share and royalties and Subscriber acquisition costs, and as a result, we do not expect this change to have an impact to our Net income.  Additionally, within our consolidated balance sheets, upon adoption, the amount of revenue share and certain subsidy payments made to automakers associated with a paid promotional subscription will be classified as a liability separate from deferred revenue.
The adoption of this ASU will also have an impact to the timing of recognition of certain other ancillary revenue and expense streams, which we do not expect to have a material impact to our consolidated financial statements.
We expect to complete our implementation process, which includes the necessary changes to our business processes, systems and controls to support recognition and disclosure, prior to the adoption of this ASU on January 1, 2018.

(4)	Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and nine months ended September 30, 2017 and 2016.
Common stock equivalents of 54,555 and 192,134 for the three months ended September 30, 2017 and 2016, respectively, and 42,481 and 239,205 for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income available to common stockholders for basic and diluted net income per common share	$275,722	$193,901	$684,904	$541,306
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,618,368	4,870,281	4,660,041	4,957,820
Weighted average impact of dilutive equity instruments	86,203	49,548	74,800	47,313
Weighted average shares for diluted net income per common share	4,704,571	4,919,829	4,734,841	5,005,133
Net income per common share:
Basic	$0.06	$0.04	$0.15	$0.11
Diluted	$0.06	$0.04	$0.14	$0.11

(5)	Receivables, net
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
Receivables, net, consists of the following:

	September 30, 2017	December 31, 2016
Gross customer accounts receivable	$105,875	$105,737
Allowance for doubtful accounts	(9,967)	(8,658)
Customer accounts receivable, net	$95,908	$97,079
Receivables from distributors	102,523	98,498
Other receivables	26,570	27,452
Total receivables, net	$225,001	$223,029

(6)	Inventory, net
Inventory consists of finished goods, refurbished goods, chipsets and other raw material components used in manufacturing radios and connected vehicle devices. Inventory is stated at the lower of cost or market.  We record an estimated allowance for inventory that is considered slow moving or obsolete or whose carrying value is in excess of net realizable value.  The provision related to products purchased for resale in our direct to consumer distribution channel and components held for resale by us is reported as a component of Cost of equipment in our unaudited consolidated statements of comprehensive income.  The provision related to inventory consumed in our OEM channel is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of comprehensive income.
Inventory, net, consists of the following:

	September 30, 2017	December 31, 2016
Raw materials	$6,649	$10,219
Finished goods	23,962	19,581
Allowance for obsolescence	(8,142)	(9,437)
Total inventory, net	$22,469	$20,363

(7)	Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations.  Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. As a result of the acquisition of Automatic, we recorded additional goodwill of $81,452 during the nine months ended September 30, 2017.
As of September 30, 2017, there were no indicators of impairment, and no impairment loss was recorded, for goodwill during the three and nine months ended September 30, 2017 and 2016.  As of September 30, 2017, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the “Merger”) between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (“XM”), was $4,766,190, which was recognized during the year ended December 31, 2008.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(8)	Intangible Assets
Our intangible assets include the following:

		September 30, 2017			December 31, 2016
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,800	—	250,800	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(380,000)	—	380,000	(364,893)	15,107
OEM relationships	15 years	220,000	(57,444)	162,556	220,000	(46,444)	173,556
Licensing agreements	12 years	45,289	(33,428)	11,861	45,289	(30,664)	14,625
Software and technology	7 years	43,915	(24,077)	19,838	29,215	(21,356)	7,859
Total intangible assets		$3,023,658	$(494,949)	$2,528,709	$3,008,158	$(463,357)	$2,544,801

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
Our annual impairment assessment of our identifiable indefinite life intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As of September 30, 2017, there were no indicators of impairment, and no impairment loss was recorded, for intangible assets with indefinite lives during the three and nine months ended September 30, 2017 and 2016.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Definite Life Intangible Assets
As part of the Automatic acquisition in April 2017, $14,700 was allocated to identifiable intangible assets subject to amortization and relates to the assessed fair value of software and technology. Amortization expense for all definite life intangible assets was $7,966 and $12,080 for the three months ended September 30, 2017 and 2016, respectively, and $31,592 and $36,778 for the nine months ended September 30, 2017 and 2016, respectively. Expected amortization expense for the remaining period in 2017, each of the fiscal years 2018 through 2021 and for periods thereafter is as follows:

Years ending December 31,	Amount
2017 (remaining)	$5,863
2018	23,138
2019	22,701
2020	22,121
2021	16,678
Thereafter	103,754
Total definite life intangible assets, net	$194,255

(9)	Property and Equipment
Property and equipment, net, consists of the following:

	September 30, 2017	December 31, 2016
Satellite system	$1,586,794	$1,586,794
Terrestrial repeater network	123,584	127,854
Leasehold improvements	55,090	53,898
Broadcast studio equipment	91,181	84,697
Capitalized software and hardware	579,075	558,101
Satellite telemetry, tracking and control facilities	67,492	77,290
Furniture, fixtures, equipment and other	90,817	90,214
Land	38,411	38,411
Building	61,810	61,597
Construction in progress	280,614	144,954
Total property and equipment	2,974,868	2,823,810
Accumulated depreciation and amortization	(1,547,254)	(1,425,117)
Property and equipment, net	$1,427,614	$1,398,693
Construction in progress consists of the following:

	September 30, 2017	December 31, 2016
Satellite system	$141,707	$43,977
Terrestrial repeater network	2,215	1,139
Capitalized software	112,561	82,204
Other	24,131	17,634
Construction in progress	$280,614	$144,954
Depreciation and amortization expense on property and equipment was $71,947 and $55,800 for the three months ended September 30, 2017 and 2016, respectively, and $198,544 and $165,437 for the nine months ended September 30, 2017 and 2016, respectively.  We retired property and equipment of $77,040 and $583,562 during the nine months ended September 30, 2017 and 2016, respectively. We recognized a loss on disposal of assets of $12,912, which was recorded in Satellite and

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

transmission expense in our unaudited consolidated statements of comprehensive income, during the nine months ended September 30, 2016, which related to the disposal of certain obsolete spare parts for a future satellite.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites and launch vehicles. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs was $1,324 and $3,047 for the three and nine months ended September 30, 2017, respectively, and $107 for the three and nine months ended September 30, 2016, which related to the construction of our SXM-7 and SXM-8 satellites.
Satellites
As of September 30, 2017, we owned a fleet of five satellites.  The chart below provides certain information on our satellites as of September 30, 2017:

Satellite Description	Year Delivered	Estimated End of Depreciable Life
SIRIUS FM-5	2009	2024
SIRIUS FM-6	2013	2028
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025

(10)	Related Party Transactions
In the normal course of business, we enter into transactions with related parties.

Liberty Media
As of September 30, 2017, Liberty Media beneficially owned, directly and indirectly, approximately 69% of the outstanding shares of our common stock and has two executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

Sirius XM Canada
On May 25, 2017, Sirius XM completed a recapitalization of Sirius XM Canada (the “Transaction”), which is now a privately held corporation.
Following the Transaction, Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, with the remainder of the voting power and equity interest held by two of Sirius XM Canada’s previous shareholders. The total consideration from Sirius XM to Sirius XM Canada, excluding transaction costs, during the nine months ended September 30, 2017 was $308,526, which included $129,676 in cash and we issued 35,000 shares of our common stock with an aggregate value of $178,850 to the holders of the shares of Sirius XM Canada acquired in the Transaction. Sirius XM received common stock, non-voting common stock and preferred stock of Sirius XM Canada. Sirius XM now owns 590,950 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share.
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
Sirius XM Canada is accounted for as an equity method investment, and its results are not consolidated in our consolidated financial statements. We do not meet the requirements for consolidation as we do not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.
We had the following related party balances associated with Sirius XM Canada:

	September 30, 2017	December 31, 2016
Related party current assets	$12,375	$6,170
Related party long-term assets	$465,105	$8,918
Related party current liabilities	$3,018	$2,840
Related party long-term liabilities	$6,778	$7,955
Under the legacy agreement with Sirius XM Canada, as of December 31, 2016, our related party current assets balance primarily consisted of activation fees and streaming and chipset costs for which we were reimbursed. As of September 30, 2017, our related party current asset balance included amounts due under the new services arrangements and certain amounts related to transactions outside the scope of the new services arrangements. Our related party long-term assets balance as of September 30, 2017 and December 31, 2016 included the carrying value of our investment balance in Sirius XM Canada of $323,593 and $8,615, respectively, and, as of September 30, 2017, also included $141,189 for the current value of the outstanding loan to Sirius XM Canada. Our related party liabilities as of each of September 30, 2017 and December 31, 2016 included $2,776 for the current portion of deferred revenue and $5,782 and $7,867, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with legacy XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.
We recorded the following revenue and other income associated with Sirius XM Canada in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue (a)(b)	$23,141	$11,551	$63,486	$32,129
Other income
Share of net earnings (b)	$9,725	$1,274	$7,542	$9,725
Dividends (c)	$—	$—	$—	$3,575
Interest income (d)	$2,718	$—	$3,521	$—

(a)
Prior to the Transaction, under our legacy agreements with Sirius XM Canada, we received a percentage-based fee of 10% and 15% for certain types of subscription revenue earned by Sirius XM Canada for the use of Sirius and XM platforms, respectively, and additional fees for premium services and fees for activation fees and reimbursements for other charges.  We record revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income.

(b)
Prior to the Transaction, we recognized our proportionate share of revenue and earnings or losses attributable to Sirius XM Canada as they occurred as Other revenue and as a component of Other income, respectively, in our unaudited consolidated statements of comprehensive income on a one month lag. As a result of the Transaction, there is no longer a one-month lag for recognizing our proportionate share of revenue and earnings or losses attributable to Sirius XM Canada.

(c)
Sirius XM Canada did not pay any dividends to us during the three months ended September 30, 2017 and 2016. Sirius XM Canada paid gross dividends to us of $3,796 and $7,548 during the nine months ended September 30, 2017 and 2016, respectively.  These dividends were first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance existed and then as Other income for the remaining portion.

(d)	This interest income relates to the loan to Sirius XM Canada and is recorded as Other income in our unaudited consolidated statements of comprehensive income.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Pandora
On September 22, 2017, Sirius XM completed a $480,000 investment in Pandora. Pursuant to an Investment Agreement with Pandora, Sirius XM purchased 480 shares of Pandora’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $480,000. The Series A preferred stock represents a stake of approximately 19% of Pandora's currently outstanding common stock, and approximately a 16% interest on an as-converted basis. Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners.
The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock of Pandora (“Pandora Common Stock”) at an initial conversion price of $10.50 per share of Pandora Common Stock and an initial conversion rate of 95.2381 shares of Pandora Common Stock per share of Series A Preferred Stock, subject to adjustments for accrued but unpaid dividends and certain customary anti-dilution adjustments. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears, if and when declared. During the three and nine months ended September 30, 2017, we recognized $2,991 and $3,595, respectively, related to the dividend declared by Pandora, which was recorded to Other income in our unaudited consolidated statements of comprehensive income and Long-term investment within our unaudited consolidated balance sheets. Any conversion of Series A Preferred Stock may be settled by Pandora, at its option, in shares of Pandora Common Stock, cash or any combination thereof. However, unless and until Pandora’s stockholders have approved the issuance of greater than 19.99% of the outstanding Pandora Common Stock, the Series A Preferred Stock may not be converted into more than 19.99% of Pandora’s outstanding Pandora Common Stock as of the Initial Closing.
The investment includes a mandatory redemption feature on any date from and after September 22, 2022 whereby Sirius XM, at its option, may require Pandora to purchase the Series A Preferred Stock at a price equal to 100% of the liquidation preference plus accrued but unpaid dividends for, at the election of Pandora, cash, shares of Pandora Common Stock or a combination thereof, and as such the investment qualifies as a debt security under ASC 320. As the investment includes a conversion option, we have elected to account for this investment under the fair value option to reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments. Under the fair value option, any gains (losses) associated with the change in fair value will be recognized in Other income within our unaudited consolidated statements of comprehensive income. A $68,650 unrealized gain was recognized during the three and nine months ended September 30, 2017 as Other income in our unaudited consolidated statements of comprehensive income associated with this investment. The fair value of our investment as of September 30, 2017 was $552,245 and is recorded as a related party long-term asset within our unaudited consolidated balance sheets. This investment does not meet the requirements for the equity method of accounting as it does not qualify as in-substance common stock.
Pursuant to the Investment Agreement, we have appointed three of our senior executives or members of our Board of Directors to Pandora’s Board of Directors, one of whom serves as the Chairman of Pandora's Board of Directors.
Our right to designate directors will fall away once we and our affiliates fail to beneficially own shares of Series A Preferred Stock and/or Pandora Common Stock issued upon conversion thereof equal to (on an as-converted basis) at least 50% of the number of shares of Pandora Common Stock issuable upon conversion of the Series A Preferred Stock purchased under the Investment Agreement. Following the earlier to occur of (i) September 22, 2019 and (ii) the date on which we and our affiliates fail to beneficially own shares of Series A Preferred Stock and/or Pandora Common Stock that were issued upon conversion of Series A Preferred Stock equal to (on an as-converted basis) at least 75% of the number of shares of Pandora Common Stock issuable upon conversion of the Series A Preferred Stock purchased under the Investment Agreement, we have the right to designate only two directors.
We are subject to certain standstill restrictions, including, among other things, that we are restricted from acquiring additional securities of Pandora until December 9, 2018.
Except as to matters that may be voted upon separately by holders of the Series A Preferred Stock, we are entitled to vote as a single class with the holders of Pandora Common Stock on an as-converted basis (up to a maximum of 19.99% of the Pandora Common Stock outstanding on June 9, 2017, unless stockholder approval has been received). We are also entitled to a separate class vote with respect to certain amendments to Pandora’s organizational documents, issuances by Pandora of securities that are senior to, or equal in priority with, the Series A Preferred Stock and the incurrence of certain indebtedness by Pandora.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Upon certain change of control events involving Pandora, Pandora is required to repurchase all of the Series A Preferred Stock at a price equal to the greater of (1) an amount in cash equal to 100% of the liquidation preference thereof plus all accrued but unpaid dividends through June 9, 2022 (assuming such shares of Series A Preferred Stock remain outstanding through such date) and (2) the consideration the holders would have received if they had converted their shares of Series A Preferred Stock into Pandora Common Stock immediately prior to the change of control event (disregarding the 19.99% cap).
Beginning on September 22, 2020, if the volume weighted average price per share of Pandora Common Stock exceeds $18.375, as may be adjusted, for at least 20 trading days in any period of 30 consecutive trading days, Pandora may redeem all of the outstanding Series A Preferred Stock at a price equal to 100% of the liquidation preference thereof plus all accrued but unpaid dividends for, at the election of Pandora, cash, shares of Pandora Common Stock or a combination thereof, provided that, unless stockholder approval has been received, Pandora may not settle the redemption for shares of Pandora Common Stock to the extent the 19.99% cap would be exceeded.
Pursuant to a registration rights agreement entered into with Pandora, we have certain customary registration rights with respect to the Series A Preferred Stock and Pandora Common Stock issued upon conversion thereof.

(11)	Debt
Our debt as of September 30, 2017 and December 31, 2016 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at September 30, 2017	September 30, 2017	December 31, 2016
Sirius XM (b)(e)	May 2013	4.25% Senior Notes (the "4.25% Notes")	May 15, 2020	semi-annually on May 15 and November 15	$—	$—	$497,069
Sirius XM (b)(f)	August 2013	5.75% Senior Notes (the "5.75% Notes")	August 1, 2021	semi-annually on February 1 and August 1	—	—	596,386
Sirius XM (b)(h)	July 2017	3.875% Senior Notes (the "3.875% Notes")	August 1, 2022	semi-annually on February 1 and August 1	1,000,000	991,617	—
Sirius XM (b)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May 15 and November 15	500,000	496,510	496,111
Sirius XM (b)	May 2014	6.00% Senior Notes (the "6.00% Notes")	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,487,632	1,486,556
Sirius XM (b)	March 2015	5.375% Senior Notes (the "5.375% Notes due 2025")	April 15, 2025	semi-annually on April 15 and October 15	1,000,000	991,044	990,340
Sirius XM (b)	May 2016	5.375% Senior Notes (the "5.375% Notes due 2026")	July 15, 2026	semi-annually on January 15 and July 15	1,000,000	989,914	989,259
Sirius XM (b)(h)	July 2017	5.00% Senior Notes (the "5.00% Notes")	August 1, 2027	semi-annually on February 1 and August 1	1,500,000	1,485,884	—
Sirius XM (b)(c)(g)	August 2012	5.25% Senior Secured Notes (the "5.25% Notes")	August 15, 2022	semi-annually on February 15 and August 15	—	—	396,232
Sirius XM (d)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 16, 2020	variable fee paid quarterly	1,750,000	290,000	390,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	8,718	13,559
Total Debt						6,741,319	5,855,512
Less: total current maturities						4,220	5,485
Less: total deferred financing costs for Notes						8,750	7,263
Total long-term debt						$6,728,349	$5,842,764

(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.

(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(c)	The liens that secured the 5.25% Notes were equal and ratable to the liens granted to secure the Credit Facility.

(d)
Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.30% per annum as of September 30, 2017.  Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.

(e)
On July 27, 2017, Sirius XM redeemed $500,000 in outstanding principal amount of the 4.25% Notes for an aggregate purchase price, including premium and interest, of $509,565. We recognized $8,393 to Loss on extinguishment of debt, consisting primarily of unamortized discount, deferred financing fees and repayment premium, as a result of this redemption.

(f)
On August 4, 2017, Sirius XM redeemed $600,000 in outstanding principal amount of the 5.75% Notes for an aggregate purchase price, including premium and interest, of $617,538. We recognized $20,964 to Loss on extinguishment of debt, consisting primarily of unamortized discount, deferred financing fees and repayment premium, as a result of this redemption.

(g)
On September 1, 2017, Sirius XM redeemed $400,000 in outstanding principal amount of the 5.25% Notes for an aggregate purchase price, including premium and interest, of $411,433. We recognized $14,322 to Loss on extinguishment of debt, consisting primarily of unamortized discount, deferred financing fees and repayment premium, as a result of this redemption. In addition, all security interests and other liens securing the 5.25% Notes were released.

(h)
In July 2017, Sirius XM issued $1,000,000 aggregate principal amount of the 3.875% Notes and $1,500,000 aggregate principal amount of the 5.00% Notes with a net original issuance discount and deferred financing costs in the aggregate of $10,291 and $16,638, respectively.

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
At September 30, 2017 and December 31, 2016, we were in compliance with our debt covenants.

(12)	Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000,000 shares of common stock. There were 4,604,441 and 4,746,047 shares of common stock issued and 4,601,941 and 4,740,947 shares outstanding on September 30, 2017 and December 31, 2016, respectively. As part of the recapitalization of Sirius XM Canada, we issued 35,000 shares of our common stock to the holders of the shares of Sirius XM Canada.
As of September 30, 2017, there were 321,868 shares of common stock reserved for issuance in connection with outstanding stock based awards and common stock to be granted to members of our board of directors, employees and third parties.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Quarterly Dividends, $0.010 per share
On July 11, 2017, our board of directors declared a dividend on our common stock in the amount of $0.010 per share of common stock to stockholders of record as of the close of business on August 8, 2017. The dividend was paid in cash on August 31, 2017 in the aggregate amount of $46,216. We also paid a dividend in cash on February 28, 2017 and April 25, 2017 in the aggregate amount of $47,137 and $46,501, respectively. For a discussion of subsequent events refer to Note 16.
Stock Repurchase Program
As of September 30, 2017, our board of directors had approved for repurchase an aggregate of $10,000,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2017, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,397,932 shares for $8,960,948, and $1,039,052 remained available under our stock repurchase program.
The following table summarizes our total share repurchase activity for the nine months ended:

	September 30, 2017		September 30, 2016
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market (a)	194,324	$987,111	315,051	$1,214,083

(a)
As of September 30, 2017, $13,754 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders’ (deficit) equity. For a discussion of subsequent events refer to Note 16.

Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50,000 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of September 30, 2017 and December 31, 2016.

(13)	Benefit Plans
We recognized share-based payment expense of $34,891 and $30,020 for the three months ended September 30, 2017 and 2016, respectively, and $94,588 and $77,890 for the nine months ended September 30, 2017 and 2016, respectively.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deem appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the three-year anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of September 30, 2017, 167,055 shares of common stock were available for future grants under the 2015 Plan.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.8%	1.1%	1.8%	1.1%
Expected life of options — years	4.66	4.48	4.60	4.27
Expected stock price volatility	24%	22%	24%	22%
Expected dividend yield	0.7%	0.0%	0.7%	0.0%
There were no options granted to third parties during the three and nine months ended September 30, 2017 and 2016.  Since we did not historically pay dividends on our common stock prior to the fourth quarter of 2016, the expected dividend yield used in the Black-Scholes option pricing model was zero for the three and nine months ended September 30, 2016.
The following table summarizes stock option activity under our share-based plans for the nine months ended September 30, 2017:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	332,648	$3.50
Granted	27,218	$5.49
Exercised	(65,413)	$3.20
Forfeited, cancelled or expired	(4,551)	$3.90
Outstanding as of September 30, 2017	289,902	$3.75	6.87	$513,625
Exercisable as of September 30, 2017	128,288	$3.16	5.67	$302,230
The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2017 was $1.17.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2017 and 2016 was $148,133 and $59,531, respectively.  During the nine months ended September 30, 2017, the number of net settled shares which were issued as a result of stock option exercises was 15,092.
We recognized share-based payment expense associated with stock options of $21,454 and $21,484 for the three months ended September 30, 2017 and 2016, respectively, and $61,091 and $59,510 for the nine months ended September 30, 2017 and 2016, respectively.
The following table summarizes the restricted stock unit, including PRSUs, activity under our share-based plans for the nine months ended September 30, 2017:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2016	29,893	$4.03
Granted	11,618	$5.38
Vested	(8,561)	$3.91
Forfeited	(984)	$4.23
Nonvested as of September 30, 2017	31,966	$4.55
The total intrinsic value of restricted stock units vesting during the nine months ended September 30, 2017 and 2016 was $46,920 and $16,890, respectively. During the nine months ended September 30, 2017 the number of net settled shares which were issued as a result of restricted stock units vesting totaled 5,226. During the nine months ended September 30, 2017, we

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

granted 929 PRSUs to certain employees. We believe it is probable that the performance target applicable to these and previously granted PRSUs will be achieved.
In connection with the cash dividends paid during the nine months ended September 30, 2017, we granted 162 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. This grant did not result in any additional incremental share-based payment expense being recognized during the nine months ended September 30, 2017.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $13,437 and $8,536 for the three months ended September 30, 2017 and 2016, respectively, and $33,497 and $18,380 for the nine months ended September 30, 2017 and 2016, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units granted to employees, members of our board of directors and third parties at September 30, 2017 and December 31, 2016 were $281,311 and $266,045, respectively.  The total unrecognized compensation costs at September 30, 2017 are expected to be recognized over a weighted-average period of 2.5 years.
401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We recognized $1,775 and $1,640 in expense during three months ended September 30, 2017 and 2016, respectively, and $5,292 and $4,857 in expense during nine months ended September 30, 2017 and 2016, respectively, in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, for the three months ended September 30, 2017 and 2016, were $240 and $215, respectively, and for the nine months ended September 30, 2017 and 2016, were $7,595 and $4,169, respectively. As of September 30, 2017, the fair value of the investments held in the trust was $13,890, which is included in Other long-term assets in our unaudited consolidated balance sheets and is classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administration expense within our unaudited consolidated statements of comprehensive income.  For the three and nine months ended September 30, 2017 and 2016, we recorded an immaterial amount of unrealized gains on investments held in the trust.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(14)	Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of September 30, 2017:

	2017	2018	2019	2020	2021	Thereafter	Total
Debt obligations	$647	$4,477	$3,169	$290,425	$—	$6,500,000	$6,798,718
Cash interest payments	42,020	356,691	348,377	342,211	334,375	1,250,313	2,673,987
Satellite and transmission	23,358	133,938	86,810	43,699	4,296	6,667	298,768
Programming and content	74,742	323,499	298,920	252,648	173,689	214,037	1,337,535
Marketing and distribution	7,166	17,436	12,813	8,620	7,801	1,608	55,444
Satellite incentive payments	3,415	14,302	10,652	10,197	8,574	70,324	117,464
Operating lease obligations	7,604	43,266	39,639	37,391	31,560	153,449	312,909
Other	24,362	30,429	16,421	2,672	527	30	74,441
Total (1)	$183,314	$924,038	$816,801	$987,863	$560,822	$8,196,428	$11,669,266

(1)
The table does not include our reserve for uncertain tax positions, which at September 30, 2017 totaled $9,730, as the specific timing of any cash payments cannot be projected with reasonable certainty.

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
Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments with respect to XM-3 and XM-4 meeting their fifteen-year design life, which we expect to occur.  Boeing may also be entitled to up to $10,000 of additional incentive payments if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions.  The cost of our common stock acquired in our capital return program but not paid for as of September 30, 2017 was also included in this category.
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

On September 11, 2017, the Copyright Royalty Board issued a ruling concluding that we correctly interpreted the revenue exclusions applicable to pre-1972 recordings. Given the limitations on its jurisdiction, the Copyright Royalty Board deferred to further proceedings in the District Court the question of whether we properly applied those pre-1972 revenue exclusions. The Judges also concluded that we improperly claimed a revenue exclusion based on our Premier package upcharge, because, in the Judges’ view, the portion of the package that contained programming that did not include sound recordings was not offered for a “separate charge.”

Rulings by the Copyright Royalty Board, including its September 11, 2017 ruling, are subject to limited legal review by the Register of Copyrights. Following a review by the Register of Copyrights and publication in the Federal Register, we expect that the ultimate ruling by the Copyright Royalty Board in this matter will be transmitted back to the District Court for further proceedings, such as adjudication claims relating to damages and defenses. We believe we have substantial defenses to SoundExchange claims that can be asserted, including in proceedings in the District Court, and will continue to defend this action vigorously.

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

At December 31, 2016, we concluded that a loss, in excess of our recorded liabilities, was reasonably possible in connection with the SoundExchange royalty claims. At September 30, 2017, the estimable portion of such possible loss ranged from $0 to $85,000, plus any related interest or late fees. Based on our defenses, such a loss is not considered probable at this time and no liability for such additional loss has been recorded. The matters underlying this estimated range and the estimable portion of reasonably possible losses may change from time to time and the actual possible loss may vary from this estimate.

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
We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM.  For the three months ended September 30, 2017 and 2016, income tax expense was $108,901 and $111,556, respectively, and $342,387 and $326,108 for the nine months ended September 30, 2017 and 2016, respectively.
Our effective tax rate for the three months ended September 30, 2017 and 2016 was 28.3% and 36.5%, respectively. Our effective tax rate for the nine months ended September 30, 2017 and 2016 was 33.3% and 37.6%, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was impacted by the recognition of excess tax benefits related to stock compensation and a benefit related to a federal tax credit under the Protecting Americans from Tax Hikes Act of 2015 for research and development activities. The effective tax rate for the three and nine months ended September 30, 2016 was impacted by the recognition of tax shortfalls related to stock compensation. Our adjusted effective tax rate for the year ending December 31, 2017 is anticipated to be approximately 34%.
As of September 30, 2017 and December 31, 2016, we had a valuation allowance related to deferred tax assets of $44,828 and $47,682, respectively, that were not likely to be realized due to certain net operating loss limitations and acquired net operating losses that were not more likely than not going to be utilized.

(16)	Subsequent Events
Capital Return Program
For the period from October 1, 2017 to October 23, 2017, we repurchased 6,452 shares of our common stock on the open market for an aggregate purchase price of $36,388, including fees and commissions.
On October 3, 2017, our board of directors declared a quarterly dividend on our common stock in the amount of $0.011 per share of common stock payable on November 30, 2017 to stockholders of record as of the close of business on November 9, 2017.

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
As of September 30, 2017, we had approximately 32.2 million subscribers of which approximately 27.0 million were self-pay subscribers and approximately 5.2 million were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, and data services who do not also have satellite radio subscriptions.  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and the Sirius XM Canada service are not included in our subscriber count or subscriber-based operating metrics.
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
As of September 30, 2017, Liberty Media beneficially owned, directly and indirectly, approximately 69% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Recent Transactions

During the nine months ended September 30, 2017, we entered into several strategic transactions.

Acquisition of Automatic Labs. On April 18, 2017, Sirius XM acquired Automatic Labs Inc. (“Automatic”), a connected vehicle device and mobile application company, for an aggregate purchase price of $107,736, net of cash and restricted cash acquired.

Recapitalization of Sirius XM Canada. On May 25, 2017, Sirius XM completed a recapitalization (the “Transaction”) of Sirius XM Canada Holdings Inc. (“Sirius XM Canada”), which is now a privately held corporation.

Following the Transaction, Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, with the remainder of the voting power and equity interest held by two of Sirius XM Canada’s previous shareholders. The total consideration from Sirius XM to Sirius XM Canada, excluding transaction costs, during the nine months ended September 30, 2017 was $308,526, which included $129,676 in cash and we issued 35,000 shares of our common stock with an aggregate value of $178,850 to the holders of the shares of Sirius XM Canada acquired in the Transaction. Sirius XM received common stock, non-voting common stock and preferred stock of Sirius XM Canada. Sirius XM now owns 590,950 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share. Future dividends on the common stock of Sirius XM Canada are expected to be declared on a 6.0% annual basis.

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

Sirius XM Canada is accounted for as an equity method investment, and its results are not consolidated in our consolidated financial statements. We do not meet the requirements for consolidation as we do not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

Investment in Pandora Media, Inc. On September 22, 2017, Sirius XM completed a $480,000 investment in Pandora. Pursuant to an Investment Agreement with Pandora Media, Inc. (“Pandora”), Sirius XM purchased 480 shares of Pandora’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $480,000. The Series A preferred stock represents a stake of approximately 19% of Pandora's currently outstanding common stock, and approximately a 16% interest on an as-converted basis. Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners.
The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock of Pandora (“Pandora Common Stock”) at an initial conversion price of $10.50 per share of Pandora Common Stock and an initial conversion rate of 95.2381 shares of Pandora Common Stock per share of Series A Preferred Stock, subject to adjustments for accrued but unpaid dividends and certain customary anti-dilution adjustments. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears, if and when declared. During the three and nine months ended September 30, 2017, we recognized $2,991 and $3,595, respectively, related to the dividend declared by Pandora, which was recorded to Other income in our unaudited consolidated statements of comprehensive income and Long-term investment within our unaudited consolidated balance sheets. Any conversion of Series A Preferred Stock may be settled by Pandora, at its option, in shares of Pandora Common Stock, cash or any combination thereof. However, unless and until Pandora’s stockholders have approved the issuance of greater than 19.99% of the outstanding Pandora Common Stock, the Series A Preferred Stock may not be converted into more than 19.99% of Pandora’s outstanding Pandora Common Stock as of the Initial Closing.
The investment includes a mandatory redemption feature on any date from and after September 22, 2022 whereby Sirius XM, at its option, may require Pandora to purchase the Series A Preferred Stock at a price equal to 100% of the liquidation preference plus accrued but unpaid dividends for, at the election of Pandora, cash, shares of Pandora Common Stock or a combination thereof, and as such the investment qualifies as a debt security under ASC 320. As the investment includes a conversion option, we have elected to account for this investment under the fair value option to reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments. Under the fair value option, any gains (losses) associated with the change in fair value will be recognized in Other income within our unaudited consolidated statements of comprehensive income. A $68,650 unrealized gain was recognized during the three and nine months ended September 30, 2017 as Other income in our unaudited consolidated statements of comprehensive income associated with this investment. The fair value of our investment as of September 30, 2017 was $552,245 and is recorded as a related party long-term asset within our unaudited consolidated balance sheets. This investment does not meet the requirements for the equity method of accounting as it does not qualify as in-substance common stock.
We have appointed three of our senior executives or members of our Board of Directors to Pandora’s Board of Directors, one of whom serves as the Chairman of Pandora's Board of Directors.
Our right to designate directors will fall away once we and our affiliates fail to beneficially own shares of Series A Preferred Stock and/or Pandora Common Stock issued upon conversion thereof equal to (on an as-converted basis) at least 50% of the number of shares of Pandora Common Stock issuable upon conversion of the Series A Preferred Stock purchased under the Investment Agreement. Following the earlier to occur of (i) September 22, 2019 and (ii) the date on which we and our affiliates fail to beneficially own shares of Series A Preferred Stock and/or Pandora Common Stock that were issued upon conversion of Series A Preferred Stock equal to (on an as-converted basis) at least 75% of the number of shares of Pandora Common Stock issuable upon conversion of the Series A Preferred Stock purchased under the Investment Agreement, we have the right to designate only two directors.
We are subject to certain standstill restrictions, including, among other things, that we are restricted from acquiring additional securities of Pandora until December 9, 2018.
Except as to matters that may be voted upon separately by holders of the Series A Preferred Stock, we are entitled to vote as a single class with the holders of Pandora Common Stock on an as-converted basis (up to a maximum of 19.99% of the Pandora Common Stock outstanding on June 9, 2017, unless stockholder approval has been received). We are also entitled to a separate class vote with respect to certain amendments to Pandora’s organizational documents, issuances by Pandora of securities that are senior to, or equal in priority with, the Series A Preferred Stock and the incurrence of certain indebtedness by Pandora.
Upon certain change of control events involving Pandora, Pandora is required to repurchase all of the Series A Preferred Stock at a price equal to the greater of (1) an amount in cash equal to 100% of the liquidation preference thereof plus all accrued but unpaid dividends through June 9, 2022 (assuming such shares of Series A Preferred Stock remain outstanding through such date) and (2) the consideration the holders would have received if they had converted their shares of Series A Preferred Stock into Pandora Common Stock immediately prior to the change of control event (disregarding the 19.99% cap).
Beginning on September 22, 2020, if the volume weighted average price per share of Pandora Common Stock exceeds $18.375, as may be adjusted, for at least 20 trading days in any period of 30 consecutive trading days, Pandora may redeem all of the outstanding Series A Preferred Stock at a price equal to 100% of the liquidation preference thereof plus all accrued but unpaid dividends for, at the election of Pandora, cash, shares of Pandora Common Stock or a combination thereof, provided that, unless stockholder approval has been received, Pandora may not settle the redemption for shares of Pandora Common Stock to the extent the 19.99% cap would be exceeded.
Pursuant to a registration rights agreement entered into with Pandora, we have certain customary registration rights with respect to the Series A Preferred Stock and Pandora Common Stock issued upon conversion thereof.

Results of Operations
Set forth below are our results of operations for the three and nine months ended September 30, 2017 compared with the three and nine months ended September 30, 2016.

					2017 vs 2016 Change
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months		Nine Months
	2017	2016	2017	2016	Amount	%	Amount	%
Revenue:
Subscriber revenue	$1,136,027	$1,069,746	$3,325,295	$3,112,712	$66,281	6%	$212,583	7%
Advertising revenue	41,462	34,268	117,656	99,330	7,194	21%	18,326	18%
Equipment revenue	32,337	31,306	91,669	86,285	1,031	3%	5,384	6%
Other revenue	169,770	142,326	486,611	415,895	27,444	19%	70,716	17%
Total revenue	1,379,596	1,277,646	4,021,231	3,714,222	101,950	8%	307,009	8%
Operating expenses:
Cost of services:
Revenue share and royalties	296,498	272,823	866,691	788,952	23,675	9%	77,739	10%
Programming and content	98,239	89,015	290,038	257,760	9,224	10%	32,278	13%
Customer service and billing	94,655	94,923	286,754	285,502	(268)	—%	1,252	—%
Satellite and transmission	21,378	22,224	61,557	80,609	(846)	(4)%	(19,052)	(24)%
Cost of equipment	8,254	9,674	24,537	29,181	(1,420)	(15)%	(4,644)	(16)%
Subscriber acquisition costs	119,555	120,111	372,197	381,516	(556)	—%	(9,319)	(2)%
Sales and marketing	114,519	99,194	318,135	279,278	15,325	15%	38,857	14%
Engineering, design and development	29,433	19,254	81,033	57,588	10,179	53%	23,445	41%
General and administrative	83,187	90,369	245,995	249,052	(7,182)	(8)%	(3,057)	(1)%
Depreciation and amortization	79,913	67,880	230,136	202,215	12,033	18%	27,921	14%
Total operating expenses	945,631	885,467	2,777,073	2,611,653	60,164	7%	165,420	6%
Income from operations	433,965	392,179	1,244,158	1,102,569	41,786	11%	141,589	13%
Other income (expense):
Interest expense	(92,634)	(89,092)	(257,085)	(250,888)	(3,542)	(4)%	(6,197)	(2)%
Loss on extinguishment of debt	(43,679)	—	(43,679)	—	(43,679)	—%	(43,679)	—%
Other income	86,971	2,370	83,897	15,733	84,601	nm	68,164	nm
Total other expense	(49,342)	(86,722)	(216,867)	(235,155)	37,380	43%	18,288	8%
Income before income taxes	384,623	305,457	1,027,291	867,414	79,166	26%	159,877	18%
Income tax expense	(108,901)	(111,556)	(342,387)	(326,108)	2,655	2%	(16,279)	(5)%
Net income	$275,722	$193,901	$684,904	$541,306	$81,821	42%	$143,598	27%
nm - not meaningful
Total Revenue
Subscriber Revenue includes subscription, activation and other fees.

For the three months ended September 30, 2017 and 2016, subscriber revenue was $1,136,027 and $1,069,746, respectively, an increase of 6%, or $66,281. For the nine months ended September 30, 2017 and 2016, subscriber revenue was $3,325,295 and $3,112,712, respectively, an increase of 7%, or $212,583. The increases were primarily attributable to a 4% and 5% increases in the daily weighted average number of subscribers for the three and nine month periods ended September 30, 2017, respectively, as well as a 3% increase in average monthly revenue per subscriber that resulted from certain rate increases implemented in 2016.
We expect subscriber revenues to increase based on the growth of our subscriber base, increases in certain of our subscription rates and the sale of additional services to subscribers.
Advertising Revenue includes the sale of advertising on certain non-music channels.
For the three months ended September 30, 2017 and 2016, advertising revenue was $41,462 and $34,268, respectively, an increase of 21%, or $7,194. For the nine months ended September 30, 2017 and 2016, advertising revenue was $117,656 and $99,330, respectively, an increase of 18%, or $18,326. The increases were primarily due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.
We expect our advertising revenue to continue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.
Equipment Revenue includes revenue from the sale of satellite radios, components and accessories as well as the sale of connected vehicle devices and royalty revenue on chipset modules.
For the three months ended September 30, 2017 and 2016, equipment revenue was $32,337 and $31,306, respectively, an increase of 3%, or $1,031. For the nine months ended September 30, 2017 and 2016, equipment revenue was $91,669 and $86,285, respectively, an increase of 6%, or $5,384. The increase for the three and nine month period was driven by an increase in royalty revenue on certain modules starting in the second quarter of 2016 due to our transition to a new generation of chipsets and revenue from the sales of connected vehicle devices since the acquisition of Automatic, partially offset by lower satellite radio sales to distributors and consumers.
We expect equipment revenue to increase due to the increases in royalty revenues associated with certain modules related to our transition to a new generation of chipsets.
Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, and service and advisory revenue from our Canadian affiliate, our connected vehicle services, and ancillary revenues.
For the three months ended September 30, 2017 and 2016, other revenue was $169,770 and $142,326, respectively, an increase of 19%, or $27,444. For the nine months ended September 30, 2017 and 2016, other revenue was $486,611 and $415,895, respectively, an increase of 17%, or $70,716. The increases were primarily driven by higher revenue from the new Sirius XM Canada service and advisory agreements, additional revenues from the U.S. Music Royalty Fee due to an increase in the number of subscribers and subscribers paying at a higher rate of 13.9% and higher revenue generated from our connected vehicle services.
Other revenue is expected to increase due to an increase in U.S. Music Royalty Fees as our subscriber base continues to grow and an increase in revenue from Sirius XM Canada due to the new service and advisory agreements.
Operating Expenses
Revenue Share and Royalties include royalties for transmitting content and web streaming as well as automaker, content provider and advertising revenue share.
For the three months ended September 30, 2017 and 2016, revenue share and royalties were $296,498 and $272,823, respectively, an increase of 9%, or $23,675, and increased as a percentage of total revenue. For the nine months ended September 30, 2017 and 2016, revenue share and royalties were $866,691 and $788,952, respectively, an increase of 10%, or $77,739, and increased as a percentage of total revenue. The increases were due to overall greater revenues subject to royalties for transmitting content and revenue share to automakers and a 5% increase in the statutory royalty rate applicable to our use of post-1972 recordings, which increased from 10.5% in 2016 to 11% in 2017.

We expect our revenue share and royalty costs to increase as our revenues grow. Our revenue share and royalty costs may also increase as a result of a rate setting proceeding currently pending before the Copyright Royalty Board (“CRB”). The CRB initiated a proceeding in January 2016 to set the rates and terms by which our satellite radio service may perform sound recordings by digital transmission and make ephemeral reproductions during the 2018-2022 period. As part of this proceeding, SoundExchange, on behalf of the recording industry, proposed a new rate structure and a number of material changes to the governing regulations, including relating to the applicable revenue base for the percent-of-revenue royalty calculations and fees for trial subscriptions. If the CRB adopts the proposals made by SoundExchange, the ruling would further increase, possibly in a material manner, the sound recording royalties payable by us. The CRB is expected to issue its final ruling in this proceeding no later than December 15, 2017.
Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended September 30, 2017 and 2016, programming and content expenses were $98,239 and $89,015, respectively, an increase of 10%, or $9,224, and increased as a percentage of total revenue. For the nine months ended September 30, 2017 and 2016, programming and content expenses were $290,038 and $257,760, respectively, an increase of 13%, or $32,278, and increased as a percentage of total revenue. The increases were primarily due to the addition of video content rights, payment for which started during the third quarter of 2016, as well as increased talent and personnel-related costs.
We expect our programming and content expenses to increase as we offer additional programming, and renew or replace expiring agreements.
Customer Service and Billing includes costs associated with the operation and management of internal and third party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended September 30, 2017 and 2016, customer service and billing expenses were $94,655 and $94,923, respectively, a decrease of less than 1%, or $268, and decreased as a percentage of total revenue. For the nine months ended September 30, 2017 and 2016, customer service and billing expenses were $286,754 and $285,502, respectively, an increase of less than 1%, or $1,252, but decreased as a percentage of total revenue. For both the three and nine month periods, customer service and billing expense reflected lower call center costs due to lower agent rates and lower contact rates, partially offset by increased transaction fees and bad debt expense from a higher subscriber base.
We expect our customer service and billing expenses to increase as our subscriber base grows.
Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet streaming and connected vehicle services.
For the three months ended September 30, 2017 and 2016, satellite and transmission expenses were $21,378 and $22,224, respectively, a decrease of 4%, or $846, and decreased as a percentage of total revenue. For the nine months ended September 30, 2017 and 2016, satellite and transmission expenses were $61,557 and $80,609, respectively, a decrease of 24%, or $19,052, and decreased as a percentage of total revenue. The decreases for the three and nine month periods were driven by lower wireless costs associated with our connected vehicle services, and lower terrestrial repeater costs as a result of the elimination of duplicative repeater sites; partially offset by increased Internet streaming costs. In addition, the nine month period ended September 30, 2016 included a loss on disposal of certain obsolete satellite parts of $12,912, recorded in the three months ended June 30, 2016.
We expect satellite and transmission expenses to increase as costs associated with our investment in Internet streaming services increase.
Cost of Equipment includes costs from the sale of satellite radios, components and accessories as well as connected vehicle and devices, and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended September 30, 2017 and 2016, cost of equipment was $8,254 and $9,674, respectively, a decrease of 15%, or $1,420, and decreased as a percentage of equipment revenue. For the nine months ended September 30, 2017 and 2016, cost of equipment was $24,537 and $29,181, respectively, a decrease of 16%, or $4,644, and decreased as a percentage of equipment revenue. The decreases were primarily due to lower sales to distributors and consumers, partially offset by the incremental costs associated with the sale of connected vehicle devices since the acquisition of Automatic.
We expect cost of equipment to fluctuate with changes in sales.
Subscriber Acquisition Costs include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios.
For the three months ended September 30, 2017 and 2016, subscriber acquisition costs were $119,555 and $120,111, respectively, a decrease of less than 1%, or $556, and decreased as a percentage of total revenue. For the nine months ended September 30, 2017 and 2016, subscriber acquisition costs were $372,197 and $381,516, respectively, a decrease of 2%, or $9,319, and decreased as a percentage of total revenue. The decreases were driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in the volume of installations. The three month period ended September 30, 2016 benefited from a one-time true-up from a contractual reduction to a subsidy rate.
We expect subscriber acquisition costs to fluctuate with OEM installations and aftermarket volume; however, the subsidized chipsets cost is expected to decline as we transition to a new generation of chipsets.  We intend to continue to offer subsidies and other incentives to acquire subscribers.
Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; and personnel. Marketing costs include expenses related to direct mail, outbound telemarketing and email communications.
For the three months ended September 30, 2017 and 2016, sales and marketing expenses were $114,519 and $99,194, respectively, an increase of 15%, or $15,325, and increased as a percentage of total revenue. For the nine months ended September 30, 2017 and 2016, sales and marketing expenses were $318,135 and $279,278, respectively, an increase of 14%, or $38,857, and increased as a percentage of total revenue. The increases were primarily due to additional subscriber communications, retention programs and acquisition campaigns, as well as higher personnel-related costs; partially offset by the timing of OEM marketing campaigns.
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
For the three months ended September 30, 2017 and 2016, engineering, design and development expenses were $29,433 and $19,254, respectively, an increase of 53%, or $10,179, and increased as a percentage of total revenue. For the nine months ended September 30, 2017 and 2016, engineering, design and development expenses were $81,033 and $57,588, respectively, an increase of 41%, or $23,445, and increased as a percentage of total revenue. The increases were driven by additional costs associated with the development of our audio and video streaming products and increased development of our connected vehicle services.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended September 30, 2017 and 2016, general and administrative expenses were $83,187 and $90,369, respectively, a decrease of 8%, or $7,182, and decreased as a percentage of total revenue. For the nine months ended September 30, 2017 and 2016, general and administrative expenses were $245,995 and $249,052, respectively, a decrease of 1%, or $3,057, and decreased as a percentage of total revenue. The decreases were primarily driven by lower legal costs due to insurance recoveries recorded during the three months ended September 30, 2017, lower consulting costs, and lower rent expense.
We expect our general and administrative expenses to increase to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended September 30, 2017 and 2016, depreciation and amortization expense was $79,913 and $67,880, respectively, an increase of 18%, or $12,033, and increased as a percentage of total revenue. For the nine months ended September 30, 2017 and 2016, depreciation and amortization expense was $230,136 and $202,215, respectively, an increase of 14%, or $27,921, and increased as a percentage of total revenue. The increases were driven by acceleration of amortization related to a shorter useful life of certain software as well as additional assets placed in-service.
Other Income (Expense)
Interest Expense includes interest on outstanding debt.
For the three months ended September 30, 2017 and 2016, interest expense was $92,634 and $89,092, respectively, an increase of 4%, or $3,542. For the nine months ended September 30, 2017 and 2016, interest expense was $257,085 and $250,888, respectively, an increase of 2%, or $6,197. The increases were primarily due to higher average debt during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.
Loss on Extinguishment of Debt, includes losses incurred as a result of the redemption of certain debt.
For the three and nine months ended September 30, 2017 and 2016, loss on extinguishment of debt, net, was $43,679 and $0, respectively. We recorded losses on extinguishment of debt during the three and nine months ended September 30, 2017 due to the redemption of our 4.25% Senior Notes due 2020, 5.75% Senior Notes due 2021, and 5.25% Senior Secured Notes due 2022. There was no loss on extinguishment of debt during the three and nine months ended September 30, 2016.
Other Income primarily includes realized and unrealized gains and losses, interest and dividend income, our share of the income or loss of Sirius XM Canada, and transaction costs related to non-operating investments.
For the three and nine months ended September 30, 2017, other income was $86,971 and $83,897, respectively. For the three and nine months ended September 30, 2017, we recorded an unrealized gain of $68,650 from a fair value adjustment of our investment in Pandora, interest earned on our loan to Sirius XM Canada, dividends accrued from Pandora, and our share of Sirius XM Canada's net income or loss, partially offset by transaction costs associated with our investment in Pandora. For the three months ended September 30, 2016, other income was $2,370 driven by our share of Sirius XM Canada's net income. For the nine months ended September 30, 2016, other income was $15,733 driven by our share of Sirius XM Canada’s net income and the dividends received from Sirius XM Canada in excess of our investment.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.
For the three months ended September 30, 2017 and 2016, income tax expense was $108,901 and $111,556, respectively, and $342,387 and $326,108 for the nine months ended September 30, 2017 and 2016, respectively.
Our effective tax rate for the three months ended September 30, 2017 and 2016 was 28.3% and 36.5%, respectively. Our effective tax rate for the nine months ended September 30, 2017 and 2016 was 33.3% and 37.6%, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was impacted by the recognition of excess tax benefits related to stock compensation and a benefit related to a federal tax credit under the Protecting Americans from Tax Hikes Act of 2015 for research and development activities. The effective tax rate for the three and nine months ended September 30, 2016 was impacted by the recognition of tax shortfalls related to stock compensation. Our adjusted effective tax rate for the year ending December 31, 2017 is anticipated to be approximately 34%.

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

Set forth below are our subscriber balances as of September 30, 2017 compared to September 30, 2016:

	As of September 30,		2017 vs 2016 Change
	2017	2016	Amount	%
Self-pay subscribers	26,986	25,528	1,458	6%
Paid promotional subscribers	5,181	5,463	(282)	(5)%
Ending subscribers	32,167	30,991	1,176	4%
The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and nine months ended September 30, 2017 and 2016:

					2017 vs 2016 Change
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months		Nine Months
	2017	2016	2017	2016	Amount	%	Amount	%
Self-pay subscribers	311	385	1,035	1,240	(74)	(19)%	(205)	(17)%
Paid promotional subscribers	(191)	(39)	(214)	157	(152)	(390)%	(371)	(236)%
Net additions (a)	119	345	821	1,397	(226)	(66)%	(576)	(41)%
Daily weighted average number of subscribers	32,029	30,776	31,717	30,290	1,253	4%	1,427	5%
Average self-pay monthly churn	1.9%	1.9%	1.8%	1.8%	0%	0%	0%	0%
New vehicle consumer conversion rate	40%	40%	40%	39%	0%	0%	1%	3%

ARPU	$13.41	$13.04	$13.19	$12.83	$0.37	3%	$0.36	3%
SAC, per installation	$30	$28	$30	$31	$2	7%	$(1)	(3)%
Customer service and billing expenses, per average subscriber	$0.92	$0.97	$0.94	$0.98	$(0.05)	(5)%	$(0.04)	(4)%
Adjusted EBITDA	$550,582	$491,892	$1,574,320	$1,401,024	$58,690	12%	$173,296	12%
Free cash flow	$433,788	$356,527	$1,099,452	$1,079,690	$77,261	22%	$19,762	2%
Diluted weighted average common shares outstanding (GAAP)	4,704,571	4,919,829	4,734,841	5,005,133	(215,258)	(4)%	(270,292)	(5)%

(a)	Amounts may not sum as a result of rounding.
Subscribers. At September 30, 2017, we had approximately 32.2 million subscribers, an increase of 1.2 million subscribers, or 4%, from the approximately 31.0 million subscribers as of September 30, 2016. The increase in total subscribers was primarily due to growth in our self-pay subscriber base, which increased 1.5 million, partially offset by a 282 thousand decrease in paid promotional subscribers. The increase in self-pay subscribers is primarily from original and subsequent owner trial conversions and subscriber win back programs, partially offset by deactivations.
For the three months ended September 30, 2017 and 2016, net additions were 119 thousand and 345 thousand, respectively, a decrease of 66%. For the nine months ended September 30, 2017 and 2016, net additions were 821 thousand and 1,397 thousand, respectively, a decrease of 41%. The decline in paid promotional net additions was due to paid promotional subscription ends out-pacing paid promotional subscription starts as a result of lower shipments from automakers offering paid promotional subscriptions. Self-pay net additions declined due to higher vehicle turnover of our subscriber base mitigated by growth in gross additions.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 40 through 43 for more details.)
For the three months ended September 30, 2017 and 2016, our average self-pay monthly churn rate was 1.9%. For the nine months ended September 30, 2017 and 2016, our average self-pay monthly churn rate was 1.8%.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 40 through 43 for more details.)
For the three months ended September 30, 2017 and 2016, our new vehicle consumer conversion rate was 40%.  For the nine months ended September 30, 2017 and 2016, our new vehicle consumer conversion rate was 40% and 39%, respectively.  The increase in new vehicle consumer conversion rate for the nine month period was driven by improvements in conversion of paid promotional subscribers who are also existing self-pay subscribers.
ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services), net advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 40 through 43 for more details.)
For the three months ended September 30, 2017 and 2016, ARPU was $13.41 and $13.04, respectively.  For the nine months ended September 30, 2017 and 2016, ARPU was $13.19 and $12.83, respectively. The increases were driven primarily by increases in certain of our subscription rates in 2016, partially offset by growth in subscription discounts offered through customer acquisition and retention programs.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 40 through 43 for more details.)
For the three months ended September 30, 2017 and 2016, SAC, per installation, was $30 and $28, respectively.  For the nine months ended September 30, 2017 and 2016, SAC, per installation, was $30 and $31, respectively. The three and nine month periods ended September 30, 2016 benefited from a contractual reduction to a subsidy rate. Adjusted for this one-time benefit, the three and nine months ended September 30, 2017 decreased primarily driven by our transition to a new generation of chipsets.
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
For the three months ended September 30, 2017 and 2016, customer service and billing expenses, per average subscriber, was $0.92 and $0.97, respectively. For the nine months ended September 30, 2017 and 2016, customer service and billing expenses, per average subscriber, was $0.94 and $0.98, respectively. The decreases were primarily related to lower call center costs due to lower contact rates and lower agent rates, partially offset by higher transaction fees.
Adjusted EBITDA. EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other income, loss on extinguishment of debt, other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense and loss on disposal of assets. (See the accompanying glossary on pages 40 through 43 for a reconciliation to GAAP and for more details.)
For the three months ended September 30, 2017 and 2016, adjusted EBITDA was $550,582 and $491,892, respectively, an increase of 12%, or $58,690.  For the nine months ended September 30, 2017 and 2016, adjusted EBITDA was $1,574,320 and $1,401,024, respectively, an increase of 12%, or $173,296. The increases were due to growth in revenues primarily as a result of the increase in our subscriber base and certain of our subscription rates and an increase in other revenue from higher revenue from the new Sirius XM Canada service and advisory agreements and additional revenues from the U.S. Music Royalty Fee, as well as lower general and administrative costs. These increases were partially offset by higher revenue share and royalty costs due to growth in our revenues and royalty rates, programming and content, sales and marketing and engineering, design and development costs.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying glossary on pages 40 through 43 for a reconciliation to GAAP and for more details.)
For the three months ended September 30, 2017 and 2016, free cash flow was $433,788 and $356,527, respectively, an increase of $77,261, or 22%.  For the nine months ended September 30, 2017 and 2016, free cash flow was $1,099,452 and $1,079,690, respectively, an increase of $19,762, or 2%. The increase for the three month period was driven by higher net cash provided by operating activities resulting from improved operating performance, partially offset by an increase in additions to property and equipment resulting from new satellite construction, and timing of interest payments. The increase for the nine month period was driven by higher net cash provided by operating activities resulting from improved operating performance; partially offset by an increase in additions to property and equipment resulting from new satellite construction and a payment of a legal settlement during the first quarter of 2017 and timing of interest payments.

Liquidity and Capital Resources
Cash Flows for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016.
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Nine Months Ended September 30,
	2017	2016	2017 vs 2016
Net cash provided by operating activities	$1,313,764	$1,216,104	$97,660
Net cash used in investing activities	(1,065,047)	(136,414)	(928,633)
Net cash used in financing activities	(389,103)	(619,146)	230,043
Net (decrease) increase in cash and cash equivalents	(140,386)	460,544	(600,930)
Cash and cash equivalents at beginning of period	213,939	111,838	102,101
Cash and cash equivalents at end of period	$73,553	$572,382	$(498,829)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $97,660 to $1,313,764 for the nine months ended September 30, 2017 from $1,216,104 for the nine months ended September 30, 2016. The increase was driven by improved operating performance, partially offset by the timing of interest payments and a payment for a legal settlement.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the nine months ended September 30, 2017 were primarily due to our investment in Pandora of $480,000, loans to related parties of $130,794, payments to acquire additional ownership in related parties (inclusive of transaction costs) of $132,205, the acquisition of Automatic for $107,736 (net of cash and restricted cash acquired), and additional spending of $78,852 to construct replacement satellites, improve our terrestrial repeater network, and for capitalized software.  In 2016, our cash flows used in investing activities were primarily due to additional spending to improve our terrestrial repeater network and for capitalized software.
Cash Flows Used in Financing Activities
Cash flows used in financing activities consists of the issuance and repayment of long-term debt, the purchase of common stock under our share repurchase program and the payment of cash dividends.  Proceeds from long-term debt have been used to fund our operations, construct and launch new satellites, invest in other infrastructure improvements and purchase shares of our common stock.
Cash flows used in financing activities in the nine months ended September 30, 2017 were primarily due to the redemption of $1,500,000 aggregate principal amount of then-outstanding notes, the purchase and retirement for $996,263 of shares of our common stock under our repurchase program, the payment of cash dividends of $139,854, and net repayments of $100,000 under the Credit Facility. Cash flows provided by financing activities in the nine months ended September 30, 2017 were primarily due to the issuance of $2,500,000 aggregate principal amount of notes. Cash flows used in financing activities in the nine months ended September 30, 2016 were primarily due to the purchase and retirement for $1,225,284 of shares of our common stock under our repurchase program, partially offset by net borrowings of $638,393.

Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, legal settlements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of September 30, 2017, $1,460,000 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents as well as debt capacity to cover our estimated short-term and long-term funding needs, as well as fund stock repurchases, future dividend payments and strategic opportunities.
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
Capital Return Program
As of September 30, 2017, our board of directors had authorized for repurchase an aggregate of $10,000,000 of our common stock.  As of September 30, 2017, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,397,932 shares for $8,960,948, and $1,039,052 remained available under our stock repurchase program.
On October 3, 2017, our board of directors declared a quarterly dividend on our common stock in the amount of $0.011 per share of common stock payable on November 30, 2017 to stockholders of record as of the close of business on November 9, 2017. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.044 per share of common stock.
Debt Covenants
The indentures governing Sirius XM's senior notes and the agreement governing the Credit Facility include restrictive covenants.  As of September 30, 2017, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which amended the effective date of this ASU to fiscal years beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. In 2016, the FASB issued additional guidance which clarified principal versus agent considerations, identification of performance obligations and the implementation guidance for licensing. In addition, the FASB issued guidance regarding practical expedients related to disclosures of remaining performance obligations, as well as other amendments to the guidance on transition, collectibility, non-cash consideration and the presentation of sales and other similar taxes. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We currently plan to adopt this ASU under the modified retrospective method.
We have completed our evaluation of the impact this ASU will have on our primary revenue streams.  Based on our assessment of the impact of implementing this ASU on January 1, 2018 under the modified retrospective method, the most significant impact of the ASU relates to the classification of Revenue share and certain subsidy payments made to automakers associated with a paid promotional subscription.  Under the new standard, these payments associated with a paid promotional subscription will be treated as a reduction to the transaction price rather than as an expense as classified under ASC 605.  We expect this change to reduce Subscription revenue by less than 3% upon adoption along with a corresponding reduction to Revenue share and royalties and Subscriber acquisition costs, and as a result, we do not expect this change to have an impact to our Net income, or our key financial performance metrics, Adjusted EBITDA and Free Cash Flow. We expect this change will impact certain of our operating performance metrics, specifically a reduction in ARPU by less than 3% and to a lesser extent SAC, Per Installation. Additionally, within our consolidated balance sheets, upon adoption, the amount of revenue share and certain subsidy payments made to automakers associated with a paid promotional subscription will be classified as a liability separate from deferred revenue.
The adoption of this ASU will also have an impact to the timing of recognition of certain other ancillary revenue and expense streams, which we do not expect to have a material impact to our consolidated financial statements or our key financial or operating performance metrics.
We expect to complete our implementation process, which includes the necessary changes to our business processes, systems and controls to support recognition and disclosure, prior to the adoption of this ASU on January 1, 2018.
Glossary
Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other income as well as certain other charges discussed below. Adjusted EBITDA is one of the primary Non-GAAP financial measures we use to (i) evaluate the performance of our on-going core operating results period over period, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) share-based payment expense and (iii) other significant operating expense (income) that do not relate to the on-going performance of our business. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. Because of large capital investments in our satellite radio system our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of the legal settlements and reserves related to the historical use of sound recordings, loss on extinguishment of debt and loss on disposal of assets, to the extent they occur during the period, is useful as they are significant expenses not incurred as part of our normal operations for the period.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income:	$275,722	$193,901	$684,904	$541,306
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues	1,813	1,813	5,438	5,438
Loss on disposal of assets	—	—	—	12,912
Share-based payment expense	34,891	30,020	94,588	77,890
Depreciation and amortization	79,913	67,880	230,136	202,215
Interest expense	92,634	89,092	257,085	250,888
Loss on extinguishment of debt	43,679	—	43,679	—
Other income	(86,971)	(2,370)	(83,897)	(15,733)
Income tax expense	108,901	111,556	342,387	326,108
Adjusted EBITDA	$550,582	$491,892	$1,574,320	$1,401,024
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Subscriber revenue, excluding connected vehicle services	$1,115,383	$1,048,033	$3,263,793	$3,044,438
Add: advertising revenue	41,462	34,268	117,656	99,330
Add: other subscription-related revenue	131,831	122,013	384,478	353,606
	$1,288,676	$1,204,314	$3,765,927	$3,497,374
Daily weighted average number of subscribers	32,029	30,776	31,717	30,290
ARPU	$13.41	$13.04	$13.19	$12.83
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Customer service and billing expenses, excluding connected vehicle services	$89,463	$90,582	$271,971	$270,964
Less: share-based payment expense	(1,171)	(1,069)	(3,211)	(2,694)
	$88,292	$89,513	$268,760	$268,270
Daily weighted average number of subscribers	32,029	30,776	31,717	30,290
Customer service and billing expenses, per average subscriber	$0.92	$0.97	$0.94	$0.98
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Cash Flow information
Net cash provided by operating activities	$521,228	$421,816	$1,313,764	$1,216,104
Net cash used in investing activities	$(397,367)	$(65,289)	$(1,065,047)	$(136,414)
Net cash used in financing activities	$(93,046)	$(260,598)	$(389,103)	$(619,146)
Free Cash Flow
Net cash provided by operating activities	$521,228	$421,816	$1,313,764	$1,216,104
Additions to property and equipment	(87,200)	(65,074)	(206,717)	(132,246)
Purchases of restricted and other investments	(240)	(215)	(7,595)	(4,168)
Free cash flow	$433,788	$356,527	$1,099,452	$1,079,690
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period.  SAC, per installation, is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Subscriber acquisition costs, excluding connected vehicle services	$119,544	$120,111	$372,186	$381,516
Less: margin from sales of radios and accessories, excluding connected vehicle services	(23,862)	(21,632)	(66,893)	(57,104)
	$95,682	$98,479	$305,293	$324,412
Installations	3,221	3,498	10,167	10,404
SAC, per installation	$30	$28	$30	$31

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of September 30, 2017, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. As of September 30, 2017, we also held the following investments:

•
Pandora Media, Inc. ("Pandora") Series A Preferred Stock, which we have elected to account for this investment under the fair value option. As of September 30, 2017, the fair value of this investment was $552.2 million which was based on a Black-Scholes option pricing model and an income approach - discounted cash flow analysis. Had the market price of Pandora's common stock been 10% lower as of September 30, 2017, the value of this investment would have been approximately $23.7 million lower.

•
In connection with the recapitalization of Sirius XM Canada Holdings Inc. ("Sirius XM Canada") on May 25, 2017, we loaned Sirius XM Canada $130.8 million. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of September 30, 2017 was $141.2 million and approximates its fair value. As the loan is denominated in Canadian dollars it is subject to changes in foreign currency. Had the Canadian to U.S. dollar exchange rate been 10% lower as of September 30, 2017, the value of this loan would have been approximately $14.1 million lower.

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

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 11, 2017, the Copyright Royalty Board issued a ruling concluding that we correctly interpreted the revenue exclusions applicable to pre-1972 recordings. Given the limitations on its jurisdiction, the Copyright Royalty Board deferred to further proceedings in the District Court the question of whether we properly applied those pre-1972 revenue exclusions. The Judges also concluded that we improperly claimed a revenue exclusion based on our Premier package upcharge, because, in the Judges’ view, the portion of the package that contained programming that did not include sound recordings was not offered for a “separate charge.”

Rulings by the Copyright Royalty Board, including its September 11, 2017 ruling, are subject to limited legal review by the Register of Copyrights. Following a review by the Register of Copyrights and publication in the Federal Register, we expect that the ultimate ruling by the Copyright Royalty Board in this matter will be transmitted back to the District Court for further proceedings, such as adjudication claims relating to damages and defenses. We believe we have substantial defenses to SoundExchange claims that can be asserted, including in proceedings in the District Court, and will continue to defend this action vigorously.

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

At December 31, 2016, we concluded that a loss, in excess of our recorded liabilities, was reasonably possible in connection with the SoundExchange royalty claims. At September 30, 2017, the estimable portion of such possible loss ranged from $0 to $85 million, plus any related interest or late fees. Based on our defenses, such a loss is not considered probable at this time and no liability for such additional loss has been recorded. The matters underlying this estimated range and the estimable portion of reasonably possible losses may change from time to time and the actual possible loss may vary from this estimate.

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
As of September 30, 2017, our board of directors had authorized for repurchase an aggregate of $10.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2017, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2.4 billion shares for $9.0 billion, and $1.0 billion remained available under our stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2017 - July 31, 2017	14,252,939	$5.42	14,252,939	$1,173,207,778
August 1, 2017 - August 31, 2017	3,039,163	$5.55	3,039,163	$1,156,336,225
September 1, 2017 - September 30, 2017	21,321,097	$5.50	21,321,097	$1,039,052,453
Total	38,613,199	$5.48	38,613,199

(a)	These amounts include fees and commissions associated with the shares repurchased.

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2017 and 2016; (ii) Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the nine months ended September 30, 2017 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements (Unaudited).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of October 2017.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)