Form 10-Q
period 2018-03-31
SIRIUS XM HOLDINGS INC.
filed 2018-04-25
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 23, 2018)
COMMON STOCK, $0.001 PAR VALUE	4,478,744,103	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Revenue:
Subscriber revenue	$1,117,084	$1,078,257
Advertising revenue	42,048	36,016
Equipment revenue	35,089	29,658
Music royalty fee and other revenue	180,881	150,135
Total revenue	1,375,102	1,294,066
Operating expenses:
Cost of services:
Revenue share and royalties	310,132	277,300
Programming and content	100,836	95,544
Customer service and billing	93,865	96,775
Satellite and transmission	22,722	20,576
Cost of equipment	7,097	6,912
Subscriber acquisition costs	122,693	127,488
Sales and marketing	106,711	96,909
Engineering, design and development	30,637	23,817
General and administrative	84,606	78,201
Depreciation and amortization	72,212	76,704
Total operating expenses	951,511	900,226
Income from operations	423,591	393,840
Other income (expense):
Interest expense	(89,789)	(81,657)
Other income	35,888	8,863
Total other expense	(53,901)	(72,794)
Income before income taxes	369,690	321,046
Income tax expense	(80,249)	(113,973)
Net income	$289,441	$207,073
Foreign currency translation adjustment, net of tax	(9,584)	(17)
Total comprehensive income	$279,857	$207,056
Net income per common share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04
Weighted average common shares outstanding:
Basic	4,491,362	4,710,340
Diluted	4,586,445	4,784,420
Dividends declared per common share	$0.011	$0.010

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$78,539	$69,022
Receivables, net	244,779	241,727
Inventory, net	17,353	20,199
Related party current assets	12,877	10,284
Prepaid expenses and other current assets	147,077	129,669
Total current assets	500,625	470,901
Property and equipment, net	1,464,394	1,462,766
Intangible assets, net	2,516,984	2,522,846
Goodwill	2,286,582	2,286,582
Related party long-term assets	977,795	962,080
Deferred tax assets	430,619	505,528
Other long-term assets	122,289	118,671
Total assets	$8,299,288	$8,329,374
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$764,146	$794,341
Accrued interest	84,384	137,428
Current portion of deferred revenue	1,910,432	1,881,825
Current maturities of long-term debt	4,911	5,105
Related party current liabilities	3,923	2,839
Total current liabilities	2,767,796	2,821,538
Deferred revenue	165,956	174,579
Long-term debt	6,807,448	6,741,243
Related party long-term liabilities	6,742	7,364
Deferred tax liabilities	8,169	8,169
Other long-term liabilities	107,645	100,355
Total liabilities	9,863,756	9,853,248
Commitments and contingencies (Note 14)
Stockholders’ (deficit) equity:
Common stock, par value $0.001; 9,000,000 shares authorized; 4,481,266 and 4,530,928 shares issued; 4,480,763 and 4,527,742 outstanding at March 31, 2018 and December 31, 2017, respectively	4,480	4,530
Accumulated other comprehensive income, net of tax	12,836	18,407
Additional paid-in capital	1,360,968	1,713,816
Treasury stock, at cost; 503 and 3,186 shares of common stock at March 31, 2018 and December 31, 2017, respectively	(3,123)	(17,154)
Accumulated deficit	(2,939,629)	(3,243,473)
Total stockholders’ (deficit) equity	(1,564,468)	(1,523,874)
Total liabilities and stockholders’ (deficit) equity	$8,299,288	$8,329,374

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance at December 31, 2017	4,530,928	$4,530	$18,407	$1,713,816	3,186	$(17,154)	$(3,243,473)	$(1,523,874)
Cumulative effect of change in accounting principles	—	—	4,013	—	—	—	14,403	18,416
Comprehensive income, net of tax	—	—	(9,584)	—	—	—	289,441	279,857
Share-based payment expense	—	—	—	29,118	—	—	—	29,118
Exercise of options and vesting of restricted stock units	5,285	5	—	(5)	—	—	—	—
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(23,860)	—	—	—	(23,860)
Cash dividends paid on common stock	—	—	—	(49,397)	—	—	—	(49,397)
Common stock repurchased	—	—	—	—	52,264	(294,728)	—	(294,728)
Common stock retired	(54,947)	(55)	—	(308,704)	(54,947)	308,759	—	—
Balance at March 31, 2018	4,481,266	$4,480	$12,836	$1,360,968	503	$(3,123)	$(2,939,629)	$(1,564,468)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$289,441	$207,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,212	76,704
Non-cash interest expense, net of amortization of premium	2,344	2,104
Provision for doubtful accounts	11,139	14,044
Amortization of deferred income related to equity method investment	(694)	(694)
Gain on unconsolidated entity investments, net	(981)	(3,014)
Gain on fair value instrument	(31,375)	—
Dividend received from unconsolidated entity investment	979	3,606
Share-based payment expense	34,233	29,446
Deferred income taxes	72,065	107,505
Changes in operating assets and liabilities:
Receivables	(14,191)	(25,363)
Inventory	2,846	3,391
Related party, net	(1,652)	(503)
Prepaid expenses and other current assets	(9,240)	(7,930)
Other long-term assets	5,349	1,691
Accounts payable and accrued expenses	(37,899)	(99,707)
Accrued interest	(53,044)	(32,746)
Deferred revenue	65,876	27,937
Other long-term liabilities	7,290	5,781
Net cash provided by operating activities	414,698	309,325
Cash flows from investing activities:
Additions to property and equipment	(81,405)	(53,365)
Purchases of restricted and other investments	(6,831)	(7,021)
Repayment of related party loan	3,242	—
Net cash used in investing activities	(84,994)	(60,386)
Cash flows from financing activities:
Taxes paid in lieu of shares issued for stock-based compensation	(23,309)	(15,609)
Net borrowings related to revolving credit facility	65,000	140,000
Principal payments of long-term borrowings	(3,816)	(3,669)
Common stock repurchased and retired	(308,759)	(305,975)
Dividends paid	(49,397)	(47,137)
Net cash used in financing activities	(320,281)	(232,390)
Net increase in cash, cash equivalents and restricted cash	9,423	16,549
Cash, cash equivalents and restricted cash at beginning of period	79,374	223,828
Cash, cash equivalents and restricted cash at end of period(1)	$88,797	$240,377

(1)
The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$78,539	$69,022	$230,488	$213,939
Restricted cash included in Prepaid expenses and other current assets	150	244	—	—
Restricted cash included in Other long-term assets	10,108	10,108	9,889	9,889
Total cash, cash equivalents and restricted cash at end of period	$88,797	$79,374	$240,377	$223,828
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$139,176	$110,655
Income taxes paid	$5,625	$6,215
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$499	$—
Treasury stock not yet settled	$14,031	$15,488
Other comprehensive loss, net of tax benefit for related party	$9,584	$17

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
As of March 31, 2018, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 71% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
Basis of Presentation
The accompanying unaudited consolidated financial statements of Holdings and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain numbers in our prior period consolidated financial statements and footnotes have been reclassified or consolidated to conform to our current period presentation.
All significant intercompany transactions have been eliminated in consolidation. In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been made.
Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on January 31, 2018.
Public companies are required to disclose certain information about their reportable operating segments.  Operating segments are defined as significant components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment. We have determined that we have one reportable segment as our chief

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

operating decision maker, our Chief Executive Officer, assesses performance and allocates resources based on the consolidated results of operations of our business.
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 16.
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

(2)	Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of March 31, 2018 and December 31, 2017, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
Our assets and liabilities measured at fair value were as follows:

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Pandora Media, Inc. (“Pandora”) - investment (a)	—	$511,847	—	$511,847	—	480,472	—	$480,472
Liabilities:
Debt (b)	—	$6,756,559	—	$6,756,559	—	$6,987,473	—	$6,987,473

(a)
During the year ended December 31, 2017, Sirius XM completed a $480,000 investment in Pandora. We have elected the fair value option to account for this investment. Refer to Note 10 for information on this transaction.

(b)
The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 11 for information related to the carrying value of our debt as of March 31, 2018 and December 31, 2017.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income of $12,836 was primarily comprised of the cumulative foreign currency translation adjustments related to our investment in and loan to Sirius XM Canada Holdings Inc. (“Sirius XM Canada”) (refer to Note 10 for additional information). During the three months ended March 31, 2018, we recorded a foreign currency translation adjustment loss of $9,584 net of tax of $3,072. In addition, we recorded $4,013 related to the adoption of Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. This ASU must be adopted using a modified retrospective approach. We plan to adopt this ASU on January 1, 2019. We are in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements. We currently believe the most significant changes will be related to the recognition of right-of-use assets and lease liabilities on our consolidated balance sheets for operating leases.
Recently Adopted Accounting Policies
ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09 which requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASU 2014-09, and all related amendments, which established Accounting Standards Codification (“ASC”) Topic 606 (the "new revenue standard"), effective as of January 1, 2018. We adopted the new revenue standard using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard to all non-completed contracts as of January 1, 2018 as an adjustment to opening Accumulated deficit in the period of adoption. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
The new revenue standard primarily impacts how we account for revenue share payments as well as other immaterial impacts.
Revenue Share
We previously recorded revenue share related to paid trials as Revenue share and royalties expense. Under the new revenue standard, we have recorded these revenue share payments as a reduction to revenue as the payments do not transfer a distinct good or service to us. Prior to the adoption, a portion of deferred revenue was for the revenue share related to paid trials. Under the new revenue standard, we reclassified the revenue share related to paid trials existing as of the date of adoption from Current portion of deferred revenue to Accounts payable and accrued expenses. For new paid trials, the net amount of the paid trial will be recorded as deferred revenue and the portion of revenue share will be recorded to Accounts payable and accrued expenses.
Other Impacts
Other impacts of the new revenue standard include:

•
Activation fees were previously recognized over the expected subscriber life using the straight-line method. Under the new revenue standard, the activation fees have been recognized over a one month period from activation as the activation fees are non-refundable and they do not convey a material right. As of January 1, 2018, we reduced deferred revenue related to activation fees of $8,260, net of tax, to Accumulated deficit.

•
Loyalty payments to OEMs were previously expensed when incurred as Subscriber acquisition costs. Under the new revenue standard, these costs have been capitalized in Prepaid expenses and other current assets as costs to obtain a contract and these costs will be amortized to Subscriber acquisition costs over an average self-pay subscriber life of that OEM. As of January 1, 2018, we capitalized previously expensed loyalty payments of $10,156, net of tax, to Prepaid expenses and other current assets by reducing Accumulated deficit.

These changes do not have a material impact to our financial statements.
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued ASU 2018-02 to amend its standard on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

“Tax Act”) that was passed in December 2017 from accumulated other comprehensive income (“AOCI”) directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. The guidance is effective for interim and fiscal years beginning after December 15, 2018, with early adoption permitted. We elected to early adopt ASU 2018-02 effective January 1, 2018 and reclassified the stranded tax effects due to the Tax Act of $4,013 related to the currency translation adjustment from our investment balance and note receivable with Sirius XM Canada from AOCI to Accumulated deficit.
The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 for the adoption of ASU 2014-09 and ASU 2018-02 are included in the table below.

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Adjustments Due to ASU 2018-02	Balance at January 1, 2018
Balance Sheet
Assets
Prepaid expenses and other current assets	$129,669	$8,262	$—	$137,931
Other long-term assets	118,671	2,576	—	121,247
Deferred tax assets	505,528	(5,915)	—	499,613

Liabilities:
Accounts payable and accrued expenses	794,341	32,399	—	826,740
Current portion of deferred revenue	1,881,825	(41,902)	—	1,839,923
Deferred revenue	174,579	(3,990)	—	170,589

Equity:
Accumulated deficit	(3,243,473)	18,416	(4,013)	(3,229,070)
AOCI, net of tax	18,407	—	4,013	22,420
The following table illustrates the impact that adopting ASU 2014-09 has had on our reported results in the unaudited consolidated statement of comprehensive income. The adoption of ASU 2018-02 did not impact our unaudited consolidated statement of comprehensive income.

	For the Three Months Ended March 31, 2018
	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09
Income Statement
Revenues
Subscriber revenue	$1,117,084	$24,392	$1,141,476

Expenses
Revenue share and royalties	310,132	22,069	332,201
Subscriber acquisition costs	122,693	1,046	123,739
Income tax expense	(80,249)	(277)	(80,526)

Net Income	$289,441	$1,000	$290,441

The adoption of the new revenue standard did not have a material impact to our unaudited consolidated balance sheet as of March 31, 2018.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU updates the guidance related to the statement of cash flows and requires that the statement include restricted cash with cash and cash equivalents when reconciling beginning and ending cash. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, and we adopted this ASU effective January 1, 2018. As a result of the adoption, we have added restricted cash to the reconciliation of beginning and ending cash and cash equivalents and included a reconciliation of total cash, cash equivalents and restricted cash to the balance sheet for each period presented in the unaudited consolidated statements of cash flows. Refer to the unaudited consolidated statements of cash flows for the impacts of this adoption.

(3)	Revenues
Adoption of the new revenue standard
We adopted the new revenue standard using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard to all non-completed contracts as of January 1, 2018 as an adjustment to opening Accumulated deficit in the period of adoption. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
Disaggregation of Revenue
The following table presents the revenues disaggregated by revenue source:

	For the Three Months Ended March 31,
	2018	2017(1)
Types of Revenue
Subscription Revenue	$1,117,084	$1,078,257
Advertising Revenue	42,048	36,016
Equipment Revenue	35,089	29,658
Music Royalty Fee and Other Revenue(2)	180,881	150,135
Total	$1,375,102	$1,294,066

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

(2)	Music Royalty Fee and Other Revenue includes revenue of $1,813 related to purchase price accounting adjustments, which are not subject to the new revenue standard.
Nature of goods and services
The following is a description of principal activities from which we generate our revenue, including from subscribers, advertising, and sales of equipment.
Subscription Revenue
Subscription revenue consists primarily of subscription fees and other ancillary subscription based revenues. Revenue is recognized on a straight line basis when the performance obligations to provide each service for the period are satisfied, which is over time as our subscription services are continuously transmitted and can be consumed by customers at any time. Consumers purchasing or leasing a vehicle with a factory-installed satellite radio typically receive between a three and twelve month subscription to our service.  In certain cases, the subscription fee for these consumers are prepaid by the applicable automaker. Prepaid subscription fees received from certain automakers or directly from consumers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon sale and activation. Activation fees are recognized over one month as the activation fees are non-refundable and do not provide for a material right to the customer. There is no revenue recognized for unpaid trial subscriptions. In some cases we pay a loyalty fee to the OEM when we receive a certain amount of payments from self-pay customers acquired from that OEM. These fees are considered incremental costs to obtain a contract and are, therefore, recognized as an asset and amortized to Subscriber acquisition costs over an average

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

subscriber life of that OEM. Revenue share and loyalty fees paid to the OEM offering a paid trial are accounted for as a reduction of revenue as the payment does not provide a distinct good or service.
Advertising Revenue
We recognize revenue from the sale of advertising as performance obligations are satisfied upon airing of the advertising; therefore, revenue is recognized at a point in time when each advertising spot is transmitted. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue.  Additionally, we pay certain third parties a percentage of advertising revenue.  Advertising revenue is recorded gross of such revenue share payments as we control the advertising service including the ability to establish pricing and we are primarily responsible for providing the service.  Advertising revenue share payments are recorded to Revenue share and royalties during the period in which the advertising is transmitted.
Equipment Revenue
Equipment revenue and royalties from the sale of satellite radios, components and accessories are recognized when the performance obligation is satisfied and control is transferred, which is generally upon shipment. Revenue is recognized net of discounts and rebates.
Music Royalty Fee and Other Revenue
Music Royalty Fee and Other Revenue primarily consists of U.S. music royalty fees ("MRF"). The related costs we incur for the right to broadcast music and other programming are recorded as Revenue share and royalties expense.  Fees received from subscribers for the MRF are recorded as deferred revenue and amortized to revenue ratably over the service period as the royalties relate to the subscription services which are continuously delivered to our customers.
Deferred Revenue
Customers generally pay for the services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited consolidated statement of comprehensive income as the services are provided. Changes in the contract liability balance during the period ended March 31, 2018 was not materially impacted by other factors.
Transaction Price Allocated to the Remaining Performance Obligations
As the majority of our contracts are one year or less, we have utilized the optional exemption under ASC 606-10-50-14 and will not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of March, 31, 2018, less than ten percent of our total deferred revenue balance related to contracts that extended beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts will be recognized on a straight-line basis as our services are provided.

(4)	Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three months ended March 31, 2018 and 2017.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Common stock equivalents of 43,734 and 63,668 for the three months ended March 31, 2018 and 2017, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net income available to common stockholders for basic and diluted net income per common share	$289,441	$207,073
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,491,362	4,710,340
Weighted average impact of dilutive equity instruments	95,083	74,080
Weighted average shares for diluted net income per common share	4,586,445	4,784,420
Net income per common share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04

(5)	Receivables, net
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
Receivables, net, consists of the following:

	March 31, 2018	December 31, 2017
Gross customer accounts receivable	$99,761	$100,342
Allowance for doubtful accounts	(8,820)	(9,500)
Customer accounts receivable, net	$90,941	$90,842
Receivables from distributors	125,217	121,410
Other receivables	28,621	29,475
Total receivables, net	$244,779	$241,727

(6)	Inventory, net
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Inventory, net, consists of the following:

	March 31, 2018	December 31, 2017
Raw materials	$4,345	$6,489
Finished goods	19,162	21,225
Allowance for obsolescence	(6,154)	(7,515)
Total inventory, net	$17,353	$20,199

(7)	Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASC 350 also states that a reporting unit with a zero or negative carrying amount is not required to perform a qualitative assessment. The carrying amount and goodwill recorded for our one reporting unit was $(1,564,468) and $2,286,582, respectively, as of March 31, 2018.
As of March 31, 2018, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three months ended March 31, 2018 and 2017.  As of March 31, 2018, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the “Merger”) between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (“XM”), was $4,766,190, which was recognized during the year ended December 31, 2008.

(8)	Intangible Assets
Our intangible assets include the following:

		March 31, 2018			December 31, 2017
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademarks	Indefinite	250,800	—	250,800	250,800	—	250,800
Definite life intangible assets:
Subscriber relationships	9 years	—	—	—	380,000	(380,000)	—
OEM relationships	15 years	220,000	(64,778)	155,222	220,000	(61,111)	158,889
Licensing agreements	12 years	45,289	(35,271)	10,018	45,289	(34,350)	10,939
Software and technology	7 years	33,872	(16,582)	17,290	43,915	(25,351)	18,564
Total intangible assets		$2,633,615	$(116,631)	$2,516,984	$3,023,658	$(500,812)	$2,522,846

Indefinite Life Intangible Assets
We have identified our FCC licenses and the XM and Automatic Labs Inc. trademarks as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.

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
Our annual impairment assessment of our identifiable indefinite life intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As of March 31, 2018, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three months ended March 31, 2018 and 2017.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $5,862 and $11,528 for the three months ended March 31, 2018 and 2017, respectively. We retired definite lived intangible assets of $390,043 during the three months ended March 31, 2018. There were no retirements of definite lived intangible assets during the three months ended March 31, 2017. Expected amortization expense for the remaining period in 2018, each of the fiscal years 2019 through 2022 and for periods thereafter is as follows:

Years ending December 31,	Amount
2018 (remaining)	$17,276
2019	22,701
2020	22,121
2021	16,678
2022	15,542
Thereafter	88,212
Total definite life intangible assets, net	$182,530

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(9)	Property and Equipment
Property and equipment, net, consists of the following:

	March 31, 2018	December 31, 2017
Satellite system	$1,586,794	$1,586,794
Terrestrial repeater network	124,620	123,254
Leasehold improvements	59,184	57,635
Broadcast studio equipment	100,240	96,582
Capitalized software and hardware	692,594	639,516
Satellite telemetry, tracking and control facilities	71,336	69,147
Furniture, fixtures, equipment and other	98,052	96,965
Land	38,411	38,411
Building	61,823	61,824
Construction in progress	306,205	301,153
Total property and equipment	3,139,259	3,071,281
Accumulated depreciation and amortization	(1,674,865)	(1,608,515)
Property and equipment, net	$1,464,394	$1,462,766
Construction in progress consists of the following:

	March 31, 2018	December 31, 2017
Satellite system	$206,757	$183,243
Terrestrial repeater network	2,689	2,515
Capitalized software and hardware	78,641	94,456
Other	18,118	20,939
Construction in progress	$306,205	$301,153
Depreciation and amortization expense on property and equipment was $66,350 and $65,176 for the three months ended March 31, 2018 and 2017, respectively.  We retired property and equipment of $13,811 during the three months ended March 31, 2017. There were no retirements of property and equipment during the three months ended March 31, 2018.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites and launch vehicles. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $2,254 and $718 for the three months ended March 31, 2018 and 2017, respectively, which related to the construction of our SXM-7 and SXM-8 satellites.
Satellites
As of March 31, 2018, we owned a fleet of five satellites.  The chart below provides certain information on our satellites as of March 31, 2018:

Satellite Description	Year Delivered	Estimated End of Depreciable Life
SIRIUS FM-5	2009	2024
SIRIUS FM-6	2013	2028
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(10)	Related Party Transactions
In the normal course of business, we enter into transactions with related parties. Our related parties are Liberty Media, Sirius XM Canada and Pandora.

Liberty Media
As of March 31, 2018, Liberty Media beneficially owned, directly and indirectly, approximately 71% of the outstanding shares of our common stock. Liberty Media has two executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

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
In connection with the Transaction, Sirius XM also made a contribution in the form of a loan to Sirius XM Canada in the aggregate amount of $130,794. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. The loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The terms of the loan require Sirius XM Canada to prepay a portion of the outstanding principal amount of the loan within sixty days of the end of each fiscal year in an amount equal to any cash on hand in excess of C$10,000 at the last day of the financial year if all target dividends have been paid in full. During the three months ended March 31, 2018, Sirius XM Canada repaid $3,242 of the principal amount of the loan.
In connection with the Transaction, Sirius XM also entered into a Services Agreement and an Advisory Services Agreement with Sirius XM Canada. Each agreement has a thirty year term. Pursuant to the Services Agreement, Sirius XM Canada pays Sirius XM 25% of its gross revenues on a monthly basis through December 31, 2021 and 30% of its gross revenues on a monthly basis thereafter. Pursuant to the Advisory Services Agreement, Sirius XM Canada pays Sirius XM 5% of its gross revenues on a monthly basis. These agreements superseded and replaced the former agreements between Sirius XM Canada and its predecessors and Sirius XM.
Sirius XM Canada is accounted for as an equity method investment, and its results are not consolidated in our consolidated financial statements. Sirius XM Canada does not meet the requirements for consolidation as we do not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.
We had the following related party balances associated with Sirius XM Canada:

	March 31, 2018	December 31, 2017
Related party current assets	$12,877	$10,284
Related party long-term assets	$465,948	$481,608
Related party current liabilities	$3,923	$2,839
Related party long-term liabilities	$6,742	$7,364
As of March 31, 2018 and December 31, 2017, our related party current asset balance included amounts due under the Services Agreement and Advisory Services Agreement and certain amounts related to transactions outside the scope of the new services arrangements. Our related party long-term assets balance as of March 31, 2018 and December 31, 2017 included the

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

carrying value of our investment balance in Sirius XM Canada of $332,311 and $341,214, respectively, and, as of March 31, 2018 and December 31, 2017, also included $133,324 and $140,073, respectively, for the long-term value of the outstanding loan to Sirius XM Canada. Our related party liabilities as of each of March 31, 2018 and December 31, 2017 included $2,776 for the current portion of deferred revenue and $4,394 and $5,088, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with legacy XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.

Sirius XM Canada paid gross dividends to us of $1,031 and $3,796 during the three months ended March 31, 2018 and 2017, respectively.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other income for any remaining portion.
We recorded the following revenue and other income associated with Sirius XM Canada in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended March 31,
	2018	2017
Revenue (a)(b)	$24,097	$12,216
Other income
Share of net earnings (b)	$981	$3,014
Interest income (c)	$2,647	$—

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

(b)
Prior to the Transaction, we recognized our proportionate share of revenue and earnings or losses attributable to Sirius XM Canada on a one month lag. As a result of the Transaction, there is no longer a one-month lag and Sirius XM Canada changed its fiscal year-end to December 31 to align with us. For the three months ended March 31, 2018, Share of net earnings included $623 of amortization related to equity method intangible assets.

(c)	This interest income relates to the loan to Sirius XM Canada and is recorded as Other income in our unaudited consolidated statements of comprehensive income.

Pandora
On September 22, 2017, Sirius XM completed a $480,000 investment in Pandora. Pursuant to an Investment Agreement with Pandora, Sirius XM purchased 480 shares of Pandora’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $480,000. As of March 31, 2018, the Series A Preferred Stock, including accrued but unpaid dividends, represents a stake of approximately 19% of Pandora's common stock outstanding and approximately a 16% interest on an as-converted basis. Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners.
The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock of Pandora (“Pandora Common Stock”) at an initial conversion price of $10.50 per share of Pandora Common Stock and an initial conversion rate of 95.2381 shares of Pandora Common Stock per share of Series A Preferred Stock, subject to certain customary anti-dilution adjustments. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears, if and when declared. Pandora has the option to pay dividends in cash when authorized by their Board and declared by Pandora or accumulate dividends in lieu of paying cash. Any conversion of Series A Preferred Stock may be settled by Pandora, at its option, in shares of Pandora Common Stock, cash or any combination thereof. However, unless and until Pandora’s stockholders have approved the issuance of greater than 19.99% of the outstanding Pandora Common Stock, the Series A Preferred Stock may not be converted into more than 19.99% of Pandora’s outstanding Pandora Common Stock as of June 9, 2017. The liquidation preference of the Series A Preferred Stock, including accrued dividends of $18,211, was $498,211 as of March 31, 2018.
The investment includes a mandatory redemption feature on any date from and after September 22, 2022 whereby Sirius XM, at its option, may require Pandora to purchase the Series A Preferred Stock at a price equal to 100% of the liquidation preference plus accrued but unpaid dividends for, at the election of Pandora, cash, shares of Pandora Common Stock or a

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

combination thereof, and as such the investment qualifies as a debt security under ASC 320, Investments-Debt and Equity Securities. As the investment includes a conversion option, we have elected to account for this investment under the fair value option to reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments. Under the fair value option, any gains (losses) associated with the change in fair value will be recognized in Other income within our unaudited consolidated statements of comprehensive income. A $31,375 unrealized gain was recognized during the three months ended March 31, 2018 as Other income in our unaudited consolidated statements of comprehensive income associated with this investment. The fair value of our investment, including accrued dividends, as of March 31, 2018 was $511,847 and is recorded as a related party long-term asset within our unaudited consolidated balance sheets. This investment does not meet the requirements for the equity method of accounting as it does not qualify as in-substance common stock.
Sirius XM has appointed James E. Meyer, our Chief Executive Officer, David J. Frear, our Senior Executive Vice President and Chief Financial Officer, and Gregory B. Maffei, the Chairman of our Board of Directors, to Pandora's Board of Directors pursuant to our designation rights under the Investment Agreement. Mr. Maffei also serves as the Chairman of Pandora's Board of Directors.
Sirius XM's right to designate directors will fall away once Sirius XM and its affiliates fail to beneficially own shares of Series A Preferred Stock and/or Pandora Common Stock issued upon conversion thereof equal to (on an as-converted basis) at least 50% of the number of shares of Pandora Common Stock issuable upon conversion of the Series A Preferred Stock purchased under the Investment Agreement. Following the earlier to occur of (i) September 22, 2019 and (ii) the date on which Sirius XM and its affiliates fail to beneficially own shares of Series A Preferred Stock and/or Pandora Common Stock that were issued upon conversion thereof equal to (on an as-converted basis) at least 75% of the number of shares of Pandora Common Stock issuable upon conversion of the Series A Preferred Stock purchased under the Investment Agreement, Sirius XM has the right to designate only two directors.
We are subject to certain standstill restrictions, including, among other things, that we are restricted from acquiring additional securities of Pandora until December 9, 2018.
Except as to matters that may be voted upon separately by holders of the Series A Preferred Stock, Sirius XM is entitled to vote as a single class with the holders of Pandora Common Stock on an as-converted basis (up to a maximum of 19.99% of the Pandora Common Stock outstanding on June 9, 2017, unless stockholder approval has been received). Sirius XM is also entitled to a separate class vote with respect to certain amendments to Pandora’s organizational documents, issuances by Pandora of securities that are senior to, or equal in priority with, the Series A Preferred Stock and the incurrence of certain indebtedness by Pandora.
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
Pursuant to a registration rights agreement entered into with Pandora, Sirius XM has certain customary registration rights with respect to the Series A Preferred Stock and Pandora Common Stock issued upon conversion thereof.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(11)	Debt
Our debt as of March 31, 2018 and December 31, 2017 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at March 31, 2018	March 31, 2018	December 31, 2017
Sirius XM (b)	July 2017	3.875% Senior Notes (the "3.875% Notes")	August 1, 2022	semi-annually on February 1 and August 1	1,000,000	992,409	992,011
Sirius XM (b)	May 2013	4.625% Senior Notes (the "4.625% Notes")	May 15, 2023	semi-annually on May 15 and November 15	500,000	496,784	496,646
Sirius XM (b)	May 2014	6.00% Senior Notes (the "6.00% Notes")	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,488,377	1,488,002
Sirius XM (b)	March 2015	5.375% Senior Notes (the "5.375% Notes due 2025")	April 15, 2025	semi-annually on April 15 and October 15	1,000,000	991,529	991,285
Sirius XM (b)	May 2016	5.375% Senior Notes (the "5.375% Notes due 2026")	July 15, 2026	semi-annually on January 15 and July 15	1,000,000	990,366	990,138
Sirius XM (b)	July 2017	5.00% Senior Notes (the "5.00% Notes")	August 1, 2027	semi-annually on February 1 and August 1	1,500,000	1,486,443	1,486,162
Sirius XM (c)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 16, 2020	variable fee paid quarterly	1,750,000	365,000	300,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	9,684	10,597
Total Debt						6,820,592	6,754,841
Less: total current maturities						4,911	5,105
Less: total deferred financing costs for Notes						8,233	8,493
Total long-term debt						$6,807,448	$6,741,243

(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.

(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

(c)
Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of March 31, 2018.  Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.

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
At March 31, 2018 and December 31, 2017, we were in compliance with our debt covenants.

(12)	Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000,000 shares of common stock. There were 4,481,266 and 4,530,928 shares of common stock issued and 4,480,763 and 4,527,742 shares outstanding on March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018, there were 303,926 shares of common stock reserved for issuance in connection with outstanding stock based awards to be granted to members of our board of directors, employees and third parties.
Quarterly Dividends
During the three months ended March 31, 2018, our board of directors declared the following dividend:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 23, 2018	$0.011	February 7, 2018	$49,397	February 28, 2018
Stock Repurchase Program
As of March 31, 2018, our board of directors had approved for repurchase an aggregate of $12,000,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of March 31, 2018, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,526,399 shares for $9,671,848, and $2,328,152 remained available under our stock repurchase program.
The following table summarizes our total share repurchase activity for the three months ended:

	March 31, 2018		March 31, 2017
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market (a)	52,264	$294,728	61,539	$298,557

(a)
As of March 31, 2018, $3,123 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders’ (deficit) equity. For a discussion of subsequent events refer to Note 16.

Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50,000 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of March 31, 2018 and 2017.

(13)	Benefit Plans
We recognized share-based payment expense of $34,233 and $29,446 for the three months ended March 31, 2018 and 2017, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deem appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of March 31, 2018, 165,795 shares of common stock were available for future grants under the 2015 Plan.
Other Plans
We maintain three other share-based benefit plans — the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan, the XM 2007 Stock Incentive Plan and the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan. Excluding dividend equivalent units granted as a result of a declared dividend, no further awards may be made under these plans.
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees:

	For the Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.4%	1.6%
Expected life of options — years	3.57	3.71
Expected stock price volatility	21%	26%
Expected dividend yield	0.7%	0.8%
There were no options granted to our board of directors or third parties during the three months ended March 31, 2018 and 2017.
The following table summarizes stock option activity under our share-based plans for the three months ended March 31, 2018:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	280,457	$3.76
Granted	6,972	$6.12
Exercised	(19,088)	$3.20
Forfeited, cancelled or expired	(487)	$4.68
Outstanding as of March 31, 2018	267,854	$3.86	6.53	$638,150
Exercisable as of March 31, 2018	113,849	$3.24	5.17	$341,025
The weighted average grant date fair value per share of stock options granted during the three months ended March 31, 2018 was $1.10.  The total intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $55,205 and $34,662, respectively.  During the three months ended March 31, 2018 the number of net settled shares which were issued as a result of stock option exercises was 5,199.
We recognized share-based payment expense associated with stock options of $19,659 and $19,512 for the three months ended March 31, 2018 and 2017, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the three months ended March 31, 2018:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2017	31,323	$4.54
Granted	5,049	$6.02
Vested	(150)	$3.98
Forfeited	(148)	$4.95
Nonvested as of March 31, 2018	36,074	$4.75
The total intrinsic value of restricted stock units, including PRSUs, vesting during the three months ended March 31, 2018 and 2017 was $925 and $1,745, respectively. During the three months ended March 31, 2018, the number of net settled shares which were issued as a result of restricted stock units vesting totaled 86. During the three months ended March 31, 2018, we granted 2,499 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividend paid during the three months ended March 31, 2018, we granted 69 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the three months ended March 31, 2018.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $14,574 and $9,934 for the three months ended March 31, 2018 and 2017, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at March 31, 2018 and December 31, 2017 was $259,076 and $241,521, respectively.  The total unrecognized compensation costs at March 31, 2018 are expected to be recognized over a weighted-average period of 2.7 years.
401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We recognized $1,869 and $1,682 in expense during the three months ended March 31, 2018 and 2017, respectively, in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, for the three months ended March 31, 2018 and 2017 were $6,831 and $7,021, respectively. As of March 31, 2018 and December 31, 2017, the fair value of the investments held in the trust were $21,672 and $14,641, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and are classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administration expense within our unaudited consolidated statements of comprehensive income.  For the three months ended March 31, 2018 and 2017, we recorded an immaterial amount of unrealized losses and gains, respectively, on investments held in the trust.

(14)	Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of March 31, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total
Debt obligations	$3,810	$3,938	$366,208	$728	$1,000,000	$5,500,000	$6,874,684
Cash interest payments	218,042	350,883	343,499	334,381	334,375	915,938	2,497,118
Satellite and transmission	100,797	94,898	51,034	4,325	2,416	4,287	257,757
Programming and content	233,954	311,250	262,417	177,665	51,975	162,438	1,199,699
Marketing and distribution	16,264	13,892	8,827	7,801	1,608	188	48,580
Satellite incentive payments	10,824	10,652	10,197	8,574	8,558	61,767	110,572
Operating lease obligations	30,162	42,668	40,424	34,612	30,619	127,404	305,889
Other	35,981	31,216	12,625	1,987	51	20	81,880
Total (1)	$649,834	$859,397	$1,095,231	$570,073	$1,429,602	$6,772,042	$11,376,179

(1)	The table does not include our reserve for uncertain tax positions, which at March 31, 2018 totaled $13,832.
Debt obligations.    Debt obligations include principal payments on outstanding debt and capital lease obligations.
Cash interest payments.    Cash interest payments include interest due on outstanding debt and capital lease payments through maturity.
Satellite and transmission.    We have entered into agreements with several third parties to design, build, launch and insure two satellites, SXM-7 and SXM-8. We also have entered into agreements with third parties to operate and maintain satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks.
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
Other.    We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions.  The cost of our common stock acquired in our capital return program but not paid for as of March 31, 2018 was also included in this category.
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

As of March 31, 2018, we concluded a loss, in excess of our recorded liabilities, was considered remote in connection with SoundExchange I or SoundExchange II.  The assumptions underlying our conclusions may change from time to time and the actual loss may vary from the amounts recorded.

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
We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM.  For the three months ended March 31, 2018 and 2017, income tax expense was $80,249 and $113,973, respectively.
Our effective tax rate for the three months ended March 31, 2018 and 2017 was 21.7% and 35.5%, respectively. The effective tax rate for the three months ended March 31, 2018 was impacted by the reduced federal income tax rate as a result of the Tax Act. The effective tax rate for the three months ended March 31, 2018 and 2017 was impacted by the recognition of excess tax benefits related to share based compensation. We estimate our effective tax rate for the year ending December 31, 2018 will be approximately 24%.
As of March 31, 2018 and December 31, 2017, we had a valuation allowance related to deferred tax assets of $52,459 and $52,883, respectively, that were not likely to be realized due to certain net operating loss limitations and acquired net operating losses that were not more likely than not going to be utilized.

(16)	Subsequent Events
For the period from April 1, 2018 to April 23, 2018, we repurchased 2,274 shares of our common stock on the open market for an aggregate purchase price of $14,028, including fees and commissions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All amounts referenced in this Item 2 are in thousands, except per subscriber and per installation amounts, unless otherwise stated.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Special Note Regarding Forward-Looking Statements
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, particularly the risk factors described under “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	we face substantial competition and that competition is likely to increase over time;

•	our ability to retain subscribers or increase the number of subscribers is uncertain;

•	our ability to profitably attract and retain subscribers as our marketing efforts reach more price-sensitive consumers is uncertain;

•	if we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer;

•	our service may experience harmful interference from new wireless operations;

•	we engage in extensive marketing efforts and the continued effectiveness of those efforts are an important part of our business;

•	consumer protection laws and their enforcement could damage our business;

•	we may not realize the benefits of acquisitions or other strategic investments and initiatives;

•	the unfavorable outcome of pending or future litigation could have a material adverse impact on our operations and financial condition;

•	the market for music rights is changing and is subject to significant uncertainties;

•	our business depends in large part upon the auto industry;

•	general economic conditions can affect our business;

•	existing or future laws and regulations could harm our business;

•	failure of our satellites would significantly damage our business;

•	interruption or failure of our information technology and communications systems could negatively impact our results and our brand;

•	rapid technological and industry changes and new entrants could adversely impact our services;

•	failure of third parties to perform could adversely affect our business;

•	failure to comply with FCC requirements could damage our business;

•	we may from time to time modify our business plan, and these changes could adversely affect us and our financial condition;

•	we have a significant amount of indebtedness, and our debt contains certain covenants that restrict our operations;

•	our studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities;

•	our principal stockholder has significant influence, including over actions requiring stockholder approval, and its interests may differ from the interests of other holders of our common stock;

•	we are a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements;

•	our business may be impaired by third-party intellectual property rights; and

•	while we currently pay a quarterly cash dividend to holders of our common stock, we may change our dividend policy at any time.

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
As of March 31, 2018, we had approximately 33.1 million subscribers of which approximately 27.7 million were self-pay subscribers and approximately 5.3 million were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, and data services who do not also have satellite radio subscriptions.  Subscribers and subscription related revenues and expenses associated with the Sirius XM Canada service, which had approximately 2.6 million subscribers as of March 31, 2018, and connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.
Our primary source of revenue is subscription fees, with most of our customers subscribing to annual, semi-annual, quarterly or monthly plans.  We offer discounts for prepaid subscription plans, as well as a multiple subscription discount.  We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic and data services. We provide traffic services to approximately 7.8 million vehicles.
In certain cases, a subscription to our radio services is included in the sale or lease price of new vehicles or previously owned vehicles. The length of these subscriptions varies but is typically three to twelve months.  We receive payments for these subscriptions from certain automakers.  We also reimburse various automakers for certain costs associated with satellite radios installed in new vehicles and pay revenue share to certain automakers.
As of March 31, 2018, Liberty Media beneficially owned, directly and indirectly, approximately 71% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
Sirius XM holds an equity method investment in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”), which offers satellite radio services in Canada. As of March 31, 2018, Sirius XM owned an approximate 70% equity interest and 33% voting interest in Sirius XM Canada.
Sirius XM holds an investment in Pandora Media, Inc. (“Pandora”), which operates an internet-based music discovery platform, offering a personalized experience for listeners. As of March 31, 2018, Sirius XM's interest in Pandora represented an approximately 19% interest in Pandora's then outstanding common stock, and an approximately 16% interest on an as-converted basis.

Results of Operations
Set forth below are our results of operations for the three months ended March 31, 2018 compared with the three months ended March 31, 2017.

	For the Three Months Ended March 31,		2018 vs 2017 Change
	2018	2017	Amount	%
Revenue:
Subscriber revenue	$1,117,084	$1,078,257	$38,827	4%
Advertising revenue	42,048	36,016	6,032	17%
Equipment revenue	35,089	29,658	5,431	18%
Music royalty fee and other revenue	180,881	150,135	30,746	20%
Total revenue	1,375,102	1,294,066	81,036	6%
Operating expenses:
Cost of services:
Revenue share and royalties	310,132	277,300	32,832	12%
Programming and content	100,836	95,544	5,292	6%
Customer service and billing	93,865	96,775	(2,910)	(3)%
Satellite and transmission	22,722	20,576	2,146	10%
Cost of equipment	7,097	6,912	185	3%
Subscriber acquisition costs	122,693	127,488	(4,795)	(4)%
Sales and marketing	106,711	96,909	9,802	10%
Engineering, design and development	30,637	23,817	6,820	29%
General and administrative	84,606	78,201	6,405	8%
Depreciation and amortization	72,212	76,704	(4,492)	(6)%
Total operating expenses	951,511	900,226	51,285	6%
Income from operations	423,591	393,840	29,751	8%
Other income (expense):
Interest expense	(89,789)	(81,657)	(8,132)	(10)%
Other income	35,888	8,863	27,025	305%
Total other expense	(53,901)	(72,794)	18,893	26%
Income before income taxes	369,690	321,046	48,644	15%
Income tax expense	(80,249)	(113,973)	33,724	30%
Net income	$289,441	$207,073	$82,368	40%
Total Revenue
Subscriber Revenue includes subscription, activation and other fees.
For the three months ended March 31, 2018 and 2017, subscriber revenue was $1,117,084 and $1,078,257, respectively, an increase of 4%, or $38,827. The increase was primarily attributable to a 5% increase in the daily weighted average number of subscribers for the three months ended March 31, 2018, partially offset by approximately $24,392 from the impact of the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue - Revenue from Contracts with Customers, and all related amendments, which established Accounting Standards Codification ("ASC") Topic 606 (the "new revenue standard"), effective as of January 1, 2018.
We expect subscriber revenues to increase based on the growth of our subscriber base, increases in certain of our subscription rates and the sale of additional services to subscribers.

Advertising Revenue includes the sale of advertising on certain non-music channels.
For the three months ended March 31, 2018 and 2017, advertising revenue was $42,048 and $36,016, respectively, an increase of 17%, or $6,032. The increase was primarily due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.
We expect our advertising revenue to continue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.
Equipment Revenue includes revenue from the sale of satellite radios, components and accessories as well as the sale of connected vehicle devices and royalty revenue on chipset modules.
For the three months ended March 31, 2018 and 2017, equipment revenue was $35,089 and $29,658, respectively, an increase of 18%, or $5,431. The increase was driven by additional royalty revenue due to our transition to a new generation of chipsets and revenue from the sales of connected vehicle devices, partially offset by lower radio sales to consumers.
We expect equipment revenue to increase due to royalty revenues associated with certain modules related to our transition to a new generation of chipsets.
Music Royalty Fee and Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, and service and advisory revenue from our Canadian affiliate, our connected vehicle services, and ancillary revenues.
For the three months ended March 31, 2018 and 2017, other revenue was $180,881 and $150,135, respectively, an increase of 20%, or $30,746. The increase was primarily driven by revenues from the U.S. Music Royalty Fee due to subscribers paying at a higher rate and an increase in the number of subscribers as well as higher revenue from the new Sirius XM Canada service and advisory agreements.
Other revenue is expected to increase due to an increase in U.S. Music Royalty Fees as subscribers migrate to the new rate and as our subscriber base grows.
Operating Expenses
Revenue Share and Royalties include royalties for transmitting content and web streaming as well as automaker, content provider and advertising revenue share.
For the three months ended March 31, 2018 and 2017, revenue share and royalties were $310,132 and $277,300, respectively, an increase of 12%, or $32,832, and increased as a percentage of total revenue. The increase was due to a 41% increase in the statutory royalty rate applicable to our use of post-1972 recordings, which increased from 11% in 2017 to 15.5% in 2018 and overall greater revenues subject to revenue share to automakers. The increase was partially offset by approximately $22,069 from the impact of the adoption of the new revenue standard effective as of January 1, 2018.
We expect our revenue share and royalty costs to increase as our revenues grow and as a result of the increase in the royalty rate payable for sound recordings contained in the December 2017 initial determination of the Copyright Royalty Board (the “CRB”). On December 14, 2017, the CRB issued its initial determination regarding the post-1972 royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period starting January 1, 2018 and ending on December 31, 2022. Under the terms of the CRB’s decision, we are required to pay a royalty of 15.5% of gross revenues, subject to exclusions and adjustments, for the five year period.
Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended March 31, 2018 and 2017, programming and content expenses were $100,836 and $95,544, respectively, an increase of 6%, or $5,292, but decreased as a percentage of total revenue. The increase was primarily due to increased personnel-related costs, higher content license costs, and increased programming operations costs.

We expect our programming and content expenses to increase as we offer additional programming, and renew or replace expiring agreements.
Customer Service and Billing includes costs associated with the operation and management of internal and third party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended March 31, 2018 and 2017, customer service and billing expenses were $93,865 and $96,775, respectively, a decrease of 3%, or $2,910, and decreased as a percentage of total revenue. The decrease in customer service and billing expense was driven by lower call center costs due to lower agent rates, contact rates, and bad debt expense.
We expect our customer service and billing expenses to increase as our subscriber base grows.
Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet streaming and connected vehicle services.
For the three months ended March 31, 2018 and 2017, satellite and transmission expenses were $22,722 and $20,576, respectively, an increase of 10%, or $2,146, and increased as a percentage of total revenue. The increase was driven by higher wireless costs associated with our connected vehicle services, higher Internet streaming costs, and increased personnel-related costs.
We expect satellite and transmission expenses to increase as costs associated with our investment in Internet streaming services increase.
Cost of Equipment includes costs from the sale of satellite radios, components and accessories as well as connected vehicle devices, and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended March 31, 2018 and 2017, cost of equipment was $7,097 and $6,912, respectively, an increase of 3%, or $185, but decreased as a percentage of equipment revenue. The increase was primarily due to the incremental costs associated with the sale of connected vehicle devices, partially offset by lower satellite radio sales to consumers.
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
For the three months ended March 31, 2018 and 2017, subscriber acquisition costs were $122,693 and $127,488, respectively, a decrease of 4%, or $4,795, and decreased as a percentage of total revenue. The decrease was driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in the volume of installations.
We expect subscriber acquisition costs to fluctuate with OEM installations and aftermarket volume; however, the subsidized chipsets cost is expected to decline as we transition to a new generation of chipsets.  We intend to continue to offer subsidies and other incentives to induce OEMs to include our technology in their vehicles.
Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; and personnel. Marketing costs include expenses related to direct mail, outbound telemarketing and email communications.
For the three months ended March 31, 2018 and 2017, sales and marketing expenses were $106,711 and $96,909, respectively, an increase of 10%, or $9,802, and increased as a percentage of total revenue. The increase was primarily due to additional subscriber communications, retention programs and acquisition campaigns, as well as higher personnel-related costs.
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
For the three months ended March 31, 2018 and 2017, engineering, design and development expenses were $30,637 and $23,817, respectively, an increase of 29%, or $6,820, and increased as a percentage of total revenue. The increase was driven by the additional costs associated with our connected vehicle services and the development of our audio and video streaming products.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended March 31, 2018 and 2017, general and administrative expenses were $84,606 and $78,201, respectively, an increase of 8%, or $6,405, and increased as a percentage of total revenue. The increase was primarily driven by higher personnel-related, and software license and maintenance expense, partially offset by lower legal costs.
We expect our general and administrative expenses to increase to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended March 31, 2018 and 2017, depreciation and amortization expense was $72,212 and $76,704, respectively, a decrease of 6%, or $4,492, and decreased as a percentage of total revenue. The decrease was driven by lower amortization expense due to our subscriber relationships and certain software assets being fully amortized during 2017, partially offset by additional assets placed in-service.
Other Income (Expense)
Interest Expense includes interest on outstanding debt.
For the three months ended March 31, 2018 and 2017, interest expense was $89,789 and $81,657, respectively, an increase of 10%, or $8,132. The increase was primarily due to higher average debt.
Other Income primarily includes realized and unrealized gains and losses, interest and dividend income, our share of the income or loss of Sirius XM Canada, and transaction costs related to non-operating investments.
For the three months ended March 31, 2018 and 2017, other income was $35,888 and $8,863, respectively. For the three months ended March 31, 2018, we recorded an unrealized gain of $31,375 from a fair value adjustment of our investment in Pandora, interest earned on our loan to Sirius XM Canada, and our share of Sirius XM Canada's net income. For the three months ended March 31, 2017, other income was driven by our share of Sirius XM Canada's net income.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

For the three months ended March 31, 2018 and 2017, income tax expense was $80,249 and $113,973, respectively.
Our effective tax rate for the three months ended March 31, 2018 and 2017 was 21.7% and 35.5%, respectively. The effective tax rate for the three months ended March 31, 2018 was impacted by the reduced federal income tax rate as a result of the Tax Act. The effective tax rate for the three months ended March 31, 2018 and 2017 was impacted by the recognition of excess tax benefits related to share based compensation. We estimate our effective tax rate for the year ending December 31, 2018 will be approximately 24%.

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
We believe these Non-GAAP financial and operating performance measures provide useful information to investors regarding our financial condition and results of operations. We believe investors find these Non-GAAP financial and operating performance measures useful in evaluating our core trends because they provide a direct view of our underlying costs. We believe investors use our adjusted EBITDA to estimate our current enterprise value and to make investment decisions. We believe free cash flow provides useful supplemental information to investors regarding our cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. By providing these Non-GAAP financial and operating performance measures, together with the reconciliations to the most directly comparable GAAP measure (where applicable), we believe we are enhancing investors' understanding of our business and our results of operations.
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

Set forth below are our subscriber balances as of March 31, 2018 compared to March 31, 2017.

	As of March 31,		2018 vs 2017 Change
	2018	2017	Amount	%
Self-pay subscribers	27,720	26,210	1,510	6%
Paid promotional subscribers	5,347	5,393	(46)	(1)%
Ending subscribers (a)	33,066	31,602	1,464	5%

(a)	Amounts may not sum as a result of rounding
The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three months ended March 31, 2018 and 2017. The ARPU and SAC, per installation, metrics for the three months ended March 31, 2018 have been reduced by the adoption of the new revenue standard as of January 1, 2018 by $0.25 and $0.31, respectively. For more information regarding the impact on these metrics, refer to the glossary (pages 40 through 43). For more information regarding the adoption of the new revenue standard, refer to Note 2 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three Months Ended March 31,		2018 vs 2017 Change
	2018	2017	Amount	%
Self-pay subscribers	206	259	(53)	(20)%
Paid promotional subscribers	124	(3)	127	4,233%
Net additions (a)	330	257	73	28%
Daily weighted average number of subscribers	32,828	31,369	1,459	5%
Average self-pay monthly churn	1.8%	1.8%	—	—%
New vehicle consumer conversion rate	39%	40%	(1)%	(3)%

ARPU	$12.95	$12.95	$—	—%
SAC, per installation	$28.18	$29.22	$(1.04)	(4)%
Customer service and billing expenses, per average subscriber	$0.88	$0.97	$(0.09)	(9)%
Adjusted EBITDA	$531,849	$501,803	$30,046	6%
Free cash flow	$326,462	$248,939	$77,523	31%
Diluted weighted average common shares outstanding (GAAP)	4,586,445	4,784,420	(197,975)	(4)%

(a)	Amounts may not sum as a result of rounding.
Subscribers. At March 31, 2018, we had approximately 33.1 million subscribers, an increase of 1.5 million subscribers, or 5%, from the approximately 31.6 million subscribers as of March 31, 2017. The increase in total subscribers was primarily due to growth in our self-pay subscriber base, which increased 1.5 million, partially offset by a 46 thousand decrease in paid promotional subscribers. The increase in self-pay subscribers was primarily from original and subsequent owner trial conversions and subscriber win back programs, partially offset by deactivations.
For the three months ended March 31, 2018 and 2017, net additions were 330 thousand and 257 thousand, respectively, an increase of 28%. Growth in paid promotional net additions was due to paid promotional subscription starts out-pacing paid promotional subscription ends as a result of higher shipments from automakers offering paid promotional subscriptions. Self-pay net additions principally declined due to slightly higher vehicle turnover in our subscriber base.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 40 through 43 for more details.)
For the three months ended March 31, 2018 and 2017, our average self-pay monthly churn rate was 1.8%.
New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 40 through 43 for more details.)

For the three months ended March 31, 2018 and 2017, our new vehicle consumer conversion rate was 39% and 40%, respectively.  The decrease in new vehicle consumer conversion rate was driven by a slight decline in conversion of first time trial subscribers, partially offset by slight improvements in conversion of promotional subscribers who are also existing self-pay subscribers.
ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services), net advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 40 through 43 for more details.)
For the three months ended March 31, 2018 and 2017, ARPU was $12.95. The increase in certain of our subscription rates, including the U. S. Music Royalty Fee, and higher advertising revenue was offset by the impact of the adoption of the new revenue standard, effective as of January 1, 2018 of $0.25 and the growth in subscription discounts offered through customer acquisition and retention programs.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 40 through 43 for more details.)
For the three months ended March 31, 2018 and 2017, SAC, per installation, was $28.18 and $29.22, respectively.  The decrease was driven by reductions to OEM hardware subsidy rates, our transition to a new generation of chipsets as well as the impact of the adoption of the new revenue standard, effective as of January 1, 2018 of $0.31.
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
For the three months ended March 31, 2018 and 2017, customer service and billing expenses, per average subscriber, was $0.88 and $0.97, respectively. The decrease was primarily related to lower call center costs due to lower contact rates, agent rates, and bad debt expense.
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
For the three months ended March 31, 2018 and 2017, adjusted EBITDA was $531,849 and $501,803, respectively, an increase of 6%, or $30,046.  The increase was due to growth of 6% in total revenue which was primarily a result of the increase in our subscriber base and certain of our subscription rates and an increase in other revenue from higher revenue from the new Sirius XM Canada service and advisory agreements and additional revenues from the U.S. Music Royalty Fee, as well as lower subscriber acquisition costs. The increase was partially offset by higher revenue share and royalty costs due to growth in our revenues and royalty rates, programming and content, sales and marketing, engineering, design and development costs, and general and administrative costs.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying glossary on pages 40 through 43 for a reconciliation to GAAP and for more details.)
For the three months ended March 31, 2018 and 2017, free cash flow was $326,462 and $248,939, respectively, an increase of $77,523, or 31%.  The increase was driven by higher net cash provided by operating activities resulting from improved operating performance and a payment of a legal settlement during the first quarter of 2017, partially offset by an increase in additions to property and equipment resulting from new satellite construction, and the timing of interest payments.

Liquidity and Capital Resources
Cash Flows for the three months ended March 31, 2018 compared with the three months ended March 31, 2017
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Three Months Ended March 31,
	2018	2017	2018 vs 2017
Net cash provided by operating activities	$414,698	$309,325	$105,373
Net cash used in investing activities	(84,994)	(60,386)	(24,608)
Net cash used in financing activities	(320,281)	(232,390)	(87,891)
Net increase in cash, cash equivalents and restricted cash	9,423	16,549	(7,126)
Cash, cash equivalents and restricted cash at beginning of period	79,374	223,828	(144,454)
Cash, cash equivalents and restricted cash at end of period	$88,797	$240,377	$(151,580)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $105,373 to $414,698 for the three months ended March 31, 2018 from $309,325 for the three months ended March 31, 2017.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the three months ended March 31, 2018 and 2017 were primarily due to additional spending to construct replacement satellites, improve our terrestrial repeater network, for capitalized software, and deferred compensation. We spent $35,800 and $12,100 to construct replacement satellites during the three months ended March 31, 2018 and 2017, respectively.
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
Cash flows used in financing activities in the three months ended March 31, 2018 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $308,759, and the payment of a cash dividend of $49,397 partially offset by net borrowings of $65,000 under the Credit Facility. Cash flows used in financing activities in the three months ended March 31, 2017 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $305,975, and the payment of a cash dividend of $47,137, partially offset by net borrowings of $140,000 under the Credit Facility.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, legal settlements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of March 31, 2018, $1,385,000 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents as well as debt capacity to cover our estimated short-term and long-term funding needs, as well as fund stock repurchases, future dividend payments and strategic opportunities.

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
Capital Return Program
As of March 31, 2018, our board of directors had authorized for repurchase an aggregate of $12,000,000 of our common stock.  As of March 31, 2018, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,526,399 shares for $9,671,848, and $2,328,152 remained available under our stock repurchase program.
Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in accelerated stock repurchase transactions and transactions with Liberty Media and its affiliates. We intend to fund the additional repurchases through a combination of cash on hand, cash generated by operations and future borrowings.
On February 28, 2018, we paid a cash dividend of $0.011 per share of common stock to stockholders of record as of the close of business on February 7, 2018. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.044 per share of common stock.
Debt Covenants
The indentures governing Sirius XM's senior notes and the agreement governing the Credit Facility include restrictive covenants.  As of March 31, 2018, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 14 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments,” refer to Note 14 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Related Party Transactions
For a discussion of “Related Party Transactions,” refer to Note 10 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies and estimates since December 31, 2017.
We adopted the new revenue standard using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard to all non-completed contracts as of January 1, 2018 as an adjustment to opening Accumulated deficit in the period of adoption. For more information regarding the adoption of the new revenue standard, refer to Note 2 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	For the Three Months Ended March 31,
	2018	2017
Net income:	$289,441	$207,073
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues	1,813	1,813
Share-based payment expense	34,233	29,446
Depreciation and amortization	72,212	76,704
Interest expense	89,789	81,657
Other income	(35,888)	(8,863)
Income tax expense	80,249	113,973
Adjusted EBITDA	$531,849	$501,803

ARPU - is derived from total earned subscriber revenue, advertising revenue and other subscription-related revenue, excluding revenue associated with our connected vehicle services, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee.  The ARPU for the three months ended March 31, 2018 reflects adjustments as a result of adopting the new revenue standard as of January 1, 2018. Refer to the table below the following calculation for the impact of the new standard. ARPU is calculated as follows:

	For the Three Months Ended March 31,
	2018	2017
Subscriber revenue, excluding connected vehicle services	$1,092,249	$1,058,054
Add: advertising revenue	42,048	36,016
Add: other subscription-related revenue	140,816	124,468
	$1,275,113	$1,218,538
Daily weighted average number of subscribers	32,828	31,369
ARPU	$12.95	$12.95
The table below illustrates the impact that the adoption of the new revenue standard has had on ARPU for the three months ended March 31, 2018.

	For the Three Months Ended March 31, 2018
	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09
Subscriber revenue, excluding connected vehicle services	$1,092,249	$24,392	$1,116,641
Add: advertising revenue	42,048	—	42,048
Add: other subscription-related revenue	140,816	—	140,816
	$1,275,113	$24,392	$1,299,505
Daily weighted average number of subscribers	32,828	32,828	32,828
ARPU	$12.95	$0.25	$13.20
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

	For the Three Months Ended March 31,
	2018	2017
Customer service and billing expenses, excluding connected vehicle services	$87,733	$92,120
Less: share-based payment expense	(1,064)	(1,011)
	$86,669	$91,109
Daily weighted average number of subscribers	32,828	31,369
Customer service and billing expenses, per average subscriber	$0.88	$0.97

Free cash flow - is derived from cash flow provided by operating activities, net of additions to property and equipment and restricted and other investment activity. Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We exclude from free cash flow certain items that do not relate to the on-going performance of our business, such as cash outflows for acquisitions, strategic investments and net loan activity with related parties. We believe free cash flow is an indicator of the long-term financial stability of our business.  Free cash flow, which is reconciled to “Net cash provided by operating activities,” is a Non-GAAP financial measure.  This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding Restricted and other investment activity from “Net cash provided by operating activities” from the unaudited consolidated statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies.  Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies. Free cash flow is calculated as follows:

	For the Three Months Ended March 31,
	2018	2017
Cash Flow information
Net cash provided by operating activities	$414,698	$309,325
Net cash used in investing activities	$(84,994)	$(60,386)
Net cash used in financing activities	$(320,281)	$(232,390)
Free Cash Flow
Net cash provided by operating activities	$414,698	$309,325
Additions to property and equipment	(81,405)	(53,365)
Purchases of restricted and other investments	(6,831)	(7,021)
Free cash flow	$326,462	$248,939
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period.  The SAC, per installation, for the three months ended March 31, 2018 reflects adjustments as a result of adopting the new revenue standard as of January 1, 2018. Refer to the table below the following calculation for the impact of the new standard. SAC, per installation, is calculated as follows:

	For the Three Months Ended March 31,
	2018	2017
Subscriber acquisition costs, excluding connected vehicle services	$122,693	$127,488
Less: margin from sales of radios and accessories, excluding connected vehicle services	(27,458)	(22,746)
	$95,235	$104,742
Installations	3,380	3,584
SAC, per installation	$28.18	$29.22

The table below illustrates the impact that the adoption of the new revenue standard has had on SAC, per installation, for the three months ended March 31, 2018.

	For the Three Months Ended March 31, 2018
	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09
Subscriber acquisition costs, excluding connected vehicle services	$122,693	$1,046	$123,739
Less: margin from sales of radios and accessories, excluding connected vehicle services	(27,458)	—	(27,458)
	$95,235	$1,046	$96,281
Installations	3,380	3,380	3,380
SAC, per installation	$28.18	$0.31	$28.49

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of March 31, 2018, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. As of March 31, 2018, we also held the following investments:

•
Pandora Media, Inc. ("Pandora") Series A Preferred Stock, which investment we have elected to account for under the fair value option. As of March 31, 2018, the fair value of this investment was $511.8 million, which was based on a Black-Scholes option pricing model and an income approach - discounted cash flow analysis. Had the market price of Pandora's common stock been 10% lower as of March 31, 2018, the value of our investment would have been approximately $12.0 million lower.

•
In connection with the recapitalization of Sirius XM Canada Holdings Inc. ("Sirius XM Canada"), on May 25, 2017, we loaned Sirius XM Canada $130.8 million. The loan is denominated in Canadian dollars and is subject to changes in foreign currency. It is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of March 31, 2018 was $133.3 million and approximates its fair value as of such date. Had the Canadian to U.S. dollar exchange rate been 10% lower as of March 31, 2018, the value of this loan would have been approximately $13.3 million lower.

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

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018.

There has been no significant change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2018, we concluded a loss, in excess of our recorded liabilities, was considered remote at this time in connection with SoundExchange I or SoundExchange II.  The assumptions underlying our conclusions may change from time to time and the actual loss may vary from the amounts recorded.

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
There have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of March 31, 2018, our board of directors had authorized for repurchase an aggregate of $12.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of March 31, 2018, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2.5 billion shares for $9.7 billion, and $2.3 billion remained available under our stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2018 - January 31, 2018	38,590,496	$5.50	38,590,496	$2,410,444,402
February 1, 2018 - February 28, 2018	12,609,951	$6.00	12,609,951	$2,334,740,433
March 1, 2018 - March 31, 2018	1,063,767	$6.19	1,063,767	$2,328,152,040
Total	52,264,214	$5.64	52,264,214

(a)	These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of David J. Frear, Senior Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certificate of David J. Frear, Senior Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*10.1
Employment Agreement, dated January 10, 2018, between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on January 11, 2018 (File No. 001-34295)).

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2018 and 2017; (ii) Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the three months ended March 31, 2018 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements (Unaudited).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of April 2018.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)