Form 10-Q
period 2018-06-30
SIRIUS XM HOLDINGS INC.
filed 2018-07-25
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 23, 2018)
COMMON STOCK, $0.001 PAR VALUE	4,488,104,672	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue:
Subscriber revenue	$1,138,962	$1,111,011	$2,256,046	$2,189,268
Advertising revenue	47,242	40,178	89,290	76,194
Equipment revenue	36,840	29,674	71,929	59,332
Music royalty fee and other revenue	209,255	166,706	390,136	316,841
Total revenue	1,432,299	1,347,569	2,807,401	2,641,635
Operating expenses:
Cost of services:
Revenue share and royalties	404,284	292,893	714,416	570,193
Programming and content	105,650	96,255	206,486	191,799
Customer service and billing	95,582	95,324	189,447	192,099
Satellite and transmission	23,478	19,603	46,200	40,179
Cost of equipment	7,674	9,371	14,771	16,283
Subscriber acquisition costs	119,778	125,154	242,471	252,642
Sales and marketing	119,435	106,707	226,146	203,616
Engineering, design and development	27,485	27,783	58,122	51,600
General and administrative	92,683	84,607	177,289	162,808
Depreciation and amortization	74,623	73,519	146,835	150,223
Total operating expenses	1,070,672	931,216	2,022,183	1,831,442
Income from operations	361,627	416,353	785,218	810,193
Other income (expense):
Interest expense	(86,917)	(82,794)	(176,706)	(164,451)
Other income (expense)	88,212	(11,937)	124,100	(3,074)
Total other income (expense)	1,295	(94,731)	(52,606)	(167,525)
Income before income taxes	362,922	321,622	732,612	642,668
Income tax expense	(70,570)	(119,513)	(150,819)	(233,486)
Net income	$292,352	$202,109	$581,793	$409,182
Foreign currency translation adjustment, net of tax	(8,242)	2,763	(17,826)	2,746
Total comprehensive income	$284,110	$204,872	$563,967	$411,928
Net income per common share:
Basic	$0.07	$0.04	$0.13	$0.09
Diluted	$0.06	$0.04	$0.13	$0.09
Weighted average common shares outstanding:
Basic	4,481,930	4,652,426	4,486,620	4,681,223
Diluted	4,589,095	4,735,592	4,588,986	4,759,741
Dividends declared per common share	$0.011	$0.010	$0.022	$0.020

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$63,516	$69,022
Receivables, net	247,148	241,727
Inventory, net	18,967	20,199
Related party current assets	13,692	10,284
Prepaid expenses and other current assets	138,015	129,669
Total current assets	481,338	470,901
Property and equipment, net	1,468,930	1,462,766
Intangible assets, net	2,511,121	2,522,846
Goodwill	2,286,582	2,286,582
Related party long-term assets	1,051,337	962,080
Deferred tax assets	371,303	505,528
Other long-term assets	128,543	118,671
Total assets	$8,299,154	$8,329,374
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$871,373	$794,341
Accrued interest	128,029	137,428
Current portion of deferred revenue	1,935,326	1,881,825
Current maturities of long-term debt	4,660	5,105
Related party current liabilities	4,103	2,839
Total current liabilities	2,943,491	2,821,538
Deferred revenue	160,286	174,579
Long-term debt	6,443,289	6,741,243
Related party long-term liabilities	6,269	7,364
Deferred tax liabilities	8,169	8,169
Other long-term liabilities	108,218	100,355
Total liabilities	9,669,722	9,853,248
Commitments and contingencies (Note 14)
Stockholders’ (deficit) equity:
Common stock, par value $0.001; 9,000,000 shares authorized; 4,485,774 and 4,530,928 shares issued; 4,485,774 and 4,527,742 outstanding at June 30, 2018 and December 31, 2017, respectively	4,485	4,530
Accumulated other comprehensive income, net of tax	4,594	18,407
Additional paid-in capital	1,267,630	1,713,816
Treasury stock, at cost; zero and 3,186 shares of common stock at June 30, 2018 and December 31, 2017, respectively	—	(17,154)
Accumulated deficit	(2,647,277)	(3,243,473)
Total stockholders’ (deficit) equity	(1,370,568)	(1,523,874)
Total liabilities and stockholders’ (deficit) equity	$8,299,154	$8,329,374

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance at December 31, 2017	4,530,928	$4,530	$18,407	$1,713,816	3,186	$(17,154)	$(3,243,473)	$(1,523,874)
Cumulative effect of change in accounting principles	—	—	4,013	—	—	—	14,403	18,416
Comprehensive income, net of tax	—	—	(17,826)	—	—	—	581,793	563,967
Share-based payment expense	—	—	—	58,208	—	—	—	58,208
Exercise of options and vesting of restricted stock units	13,875	14	—	(14)	—	—	—	—
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(71,540)	—	—	—	(71,540)
Cash dividends paid on common stock	—	—	—	(98,684)	—	—	—	(98,684)
Common stock repurchased	—	—	—	—	55,843	(317,061)	—	(317,061)
Common stock retired	(59,029)	(59)	—	(334,156)	(59,029)	334,215	—	—
Balance at June 30, 2018	4,485,774	$4,485	$4,594	$1,267,630	—	$—	$(2,647,277)	$(1,370,568)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$581,793	$409,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,835	150,223
Non-cash interest expense, net of amortization of premium	4,713	4,231
Provision for doubtful accounts	23,944	27,377
Amortization of deferred income related to equity method investment	(1,388)	(1,388)
Loss on unconsolidated entity investments, net	64	2,183
Gain on fair value instrument	(117,449)	—
Dividend received from unconsolidated entity investment	1,366	3,606
Share-based payment expense	70,448	59,697
Deferred income taxes	134,044	220,415
Changes in operating assets and liabilities:
Receivables	(29,364)	(38,063)
Inventory	1,232	2,492
Related party, net	(1,722)	(5,756)
Prepaid expenses and other current assets	(177)	(6,617)
Other long-term assets	8,356	5,937
Accounts payable and accrued expenses	87,857	(69,078)
Accrued interest	(9,399)	(7,042)
Deferred revenue	85,100	30,779
Other long-term liabilities	7,863	4,358
Net cash provided by operating activities	994,116	792,536
Cash flows from investing activities:
Additions to property and equipment	(174,273)	(119,517)
Purchases of other investments	(7,138)	(7,355)
Acquisition of business, net of cash acquired	—	(107,056)
Investments in related parties and other equity investees	(6,138)	(302,526)
Repayment from (loan to) related party	3,242	(130,794)
Net cash used in investing activities	(184,307)	(667,248)
Cash flows from financing activities:
Taxes paid in lieu of shares issued for stock-based compensation	(71,501)	(22,595)
Revolving credit facility, net of deferred financing costs	(302,611)	610,000
Principal payments of long-term borrowings	(7,717)	(6,000)
Common stock repurchased and retired	(334,215)	(783,824)
Dividends paid	(98,684)	(93,638)
Net cash used in financing activities	(814,728)	(296,057)
Net decrease in cash, cash equivalents and restricted cash	(4,919)	(170,769)
Cash, cash equivalents and restricted cash at beginning of period	79,374	223,828
Cash, cash equivalents and restricted cash at end of period(1)	$74,455	$53,059

(1)
The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$63,516	$69,022	$42,738	$213,939
Restricted cash included in Prepaid expenses and other current assets	150	244	432	—
Restricted cash included in Other long-term assets	10,789	10,108	9,889	9,889
Total cash, cash equivalents and restricted cash at end of period	$74,455	$79,374	$53,059	$223,828
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$178,850	$164,147
Income taxes paid	$5,625	$12,264
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$499	$—
Change in treasury stock not yet settled	$17,154	$8,123
Other comprehensive loss (income), net of tax benefit	$17,826	$(2,746)
Issuance of common stock as part of recapitalization of Sirius XM Canada	$—	$178,850

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(1)	Business & Basis of Presentation
This Quarterly Report on Form 10-Q presents information for Sirius XM Holdings Inc. (“Holdings”).  The terms “Holdings,” “we,” “us,” “our,” and “our company” as used herein, and unless otherwise stated or indicated by context, refer to Sirius XM Holdings Inc. and its subsidiaries, and “Sirius XM” refers to our wholly-owned subsidiary Sirius XM Radio Inc. Holdings has no operations independent of its wholly-owned subsidiary, Sirius XM.
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
In many cases, a subscription to our radio services is included with the purchase of new or previously owned vehicles. The length of these subscriptions varies but is typically three to twelve months.  We receive payments for these subscriptions from certain automakers.  We also reimburse various automakers for certain costs associated with satellite radios installed in new vehicles and pay revenue share to various automakers.
As of June 30, 2018, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 70% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
Basis of Presentation
The accompanying unaudited consolidated financial statements of Holdings and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain numbers in our prior period consolidated financial statements and footnotes have been reclassified or consolidated to conform to our current period presentation.
All significant intercompany transactions have been eliminated in consolidation. In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 16.
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

(2)	Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of June 30, 2018 and December 31, 2017, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
Our assets and liabilities measured at fair value were as follows:

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Pandora Media, Inc. (“Pandora”) - investment (a)	—	$597,921	—	$597,921	—	$480,472	—	$480,472
Liabilities:
Debt (b)	—	$6,342,699	—	$6,342,699	—	$6,987,473	—	$6,987,473

(a)
During the year ended December 31, 2017, Sirius XM completed a $480,000 investment in Pandora. We have elected the fair value option to account for this investment. Refer to Note 10 for information on this transaction.

(b)
The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 11 for information related to the carrying value of our debt as of June 30, 2018 and December 31, 2017.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income of $4,594 was primarily comprised of the cumulative foreign currency translation adjustments related to our investment in and loan to Sirius XM Canada Holdings Inc. (“Sirius XM Canada”) (refer to Note 10 for additional information). During the three and six months ended June 30, 2018, we recorded a foreign currency translation adjustment loss of $8,242 and $17,826 net of tax of $2,663 and $5,735, respectively. In addition, we reclassified stranded tax effects of $4,013 related to the adoption of Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, during the six months ended June 30, 2018.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Recent Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We are in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The FASB recently issued an exposure draft amending certain aspects of the new leasing standard. The proposed amendment allows adoption of the standard as of the effective date without restating prior periods. We plan to adopt this ASU on January 1, 2019. We expect the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and lease liabilities on our consolidated balance sheets for operating leases.
Recently Adopted Accounting Policies
ASU 2014-09, Revenue - Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09 which requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASU 2014-09, and all related amendments, which established ASC Topic 606 (the "new revenue standard"), effective as of January 1, 2018. We adopted the new revenue standard using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard to all non-completed contracts as of January 1, 2018 as an adjustment to opening Accumulated deficit in the period of adoption. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
The new revenue standard primarily impacts how we account for revenue share payments and also has other immaterial impacts.
Revenue Share - Paid Trials
We previously recorded revenue share related to paid trials as Revenue share and royalties expense. Under the new revenue standard, we have recorded these revenue share payments as a reduction to revenue as the payments do not transfer a distinct good or service to us. Prior to the adoption, we recognized revenue share related to paid trial subscriptions as the Current portion of deferred revenue. Under the new revenue standard, we reclassified the revenue share related to paid trial subscriptions existing as of the date of adoption from Current portion of deferred revenue to Accounts payable and accrued expenses. For new paid trial subscriptions, the net amount of the paid trial subscription will be recorded as deferred revenue and the portion of revenue share will be recorded to Accounts payable and accrued expenses.
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
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued ASU 2018-02 to amend its standard on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) that was passed in December 2017 from accumulated other comprehensive income (“AOCI”) directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. The guidance is effective for interim and fiscal years beginning after December 15, 2018, with early adoption permitted. We elected to adopt ASU 2018-02 effective January 1, 2018 and reclassified the stranded tax effects due to the Tax Act of $4,013 related to the currency translation adjustment from our investment balance and note receivable with Sirius XM Canada from AOCI to Accumulated deficit.
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
The following table illustrates the impact of adopting ASU 2014-09 on our unaudited consolidated statement of comprehensive income. The adoption of ASU 2018-02 did not impact our unaudited consolidated statement of comprehensive income.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09
Income Statement
Revenues
Subscriber revenue	$1,138,962	$23,787	$1,162,749	$2,256,046	$48,179	$2,304,225

Expenses
Revenue share and royalties	404,284	22,235	426,519	714,416	44,304	758,720
Subscriber acquisition costs	119,778	800	120,578	242,471	1,845	244,316
Income tax expense	(70,570)	(146)	(70,716)	(150,819)	(418)	(151,237)

Net Income	$292,352	$606	$292,958	$581,793	$1,612	$583,405

The adoption of the new revenue standard did not have a material impact on our unaudited consolidated balance sheet as of June 30, 2018.
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU updates the guidance related to the statement of cash flows and requires that the statement include restricted cash with cash and cash equivalents when reconciling beginning and ending cash. The guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We adopted this ASU effective January 1, 2018. As a result of the adoption, we have added restricted cash to the reconciliation of beginning and ending cash and cash equivalents and included a reconciliation of total cash, cash equivalents and restricted cash to the balance sheet for each period presented in the unaudited consolidated statements of cash flows.

(3)	Revenues
Adoption of the new revenue standard
We adopted the new revenue standard using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard to all non-completed contracts as of January 1, 2018 as an adjustment to opening Accumulated deficit in the period of adoption. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605.
Disaggregation of Revenue
We disaggregate our revenues as shown in the unaudited consolidated statements of comprehensive income.
Nature of goods and services
The following is a description of principal activities from which we generate our revenue, including from subscribers, advertising, and sales of equipment.
Subscription Revenue
Subscription revenue consists primarily of subscription fees and other ancillary subscription based revenues. Revenue is recognized on a straight line basis when the performance obligations to provide each service for the period are satisfied, which is over time as our subscription services are continuously transmitted and can be consumed by customers at any time. Consumers purchasing or leasing a vehicle with a factory-installed satellite radio typically receive between a three and twelve month subscription to our service.  In certain cases, the subscription fees for these consumers are prepaid by the applicable

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

automaker. Prepaid subscription fees received from certain automakers or directly from consumers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon sale and activation. Activation fees are recognized over one month as the activation fees are non-refundable and do not provide for a material right to the customer. There is no revenue recognized for unpaid trial subscriptions. In some cases we pay a loyalty fee to the OEM when we receive a certain amount of payments from self-pay customers acquired from that OEM. These fees are considered incremental costs to obtain a contract and are, therefore, recognized as an asset and amortized to Subscriber acquisition costs over an average subscriber life of that OEM. Revenue share and loyalty fees paid to the OEM offering a paid trial are accounted for as a reduction of revenue as the payment does not provide a distinct good or service.
Advertising Revenue
We recognize revenue from the sale of advertising as performance obligations are satisfied upon airing of the advertising; therefore, revenue is recognized at a point in time when each advertising spot is transmitted. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue.  Additionally, we pay certain third parties a percentage of advertising revenue.  Advertising revenue is recorded gross of such revenue share payments as we control the advertising service, including the ability to establish pricing, and we are primarily responsible for providing the service.  Advertising revenue share payments are recorded to Revenue share and royalties during the period in which the advertising is transmitted.
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
Deferred Revenue
Customers generally pay for the services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited consolidated statement of comprehensive income as the services are provided. Changes in the liability balance during the period ended June 30, 2018 was not materially impacted by other factors.
Transaction Price Allocated to the Remaining Performance Obligations
As the majority of our contracts are one year or less, we have utilized the optional exemption under ASC 606-10-50-14 and will not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of June 30, 2018, less than ten percent of our total deferred revenue balance related to contracts that extended beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts will be recognized on a straight-line basis as our services are provided.

(4)	Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and six months ended June 30, 2018 and 2017.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Common stock equivalents of 24,191 and 35,468 for the three months ended June 30, 2018 and 2017, respectively, and 45,032 and 35,447 for the six months ended June 30, 2018 and 2017, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income available to common stockholders for basic and diluted net income per common share	$292,352	$202,109	$581,793	$409,182
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,481,930	4,652,426	4,486,620	4,681,223
Weighted average impact of dilutive equity instruments	107,165	83,166	102,366	78,518
Weighted average shares for diluted net income per common share	4,589,095	4,735,592	4,588,986	4,759,741
Net income per common share:
Basic	$0.07	$0.04	$0.13	$0.09
Diluted	$0.06	$0.04	$0.13	$0.09

(5)	Receivables, net
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
Receivables, net, consists of the following:

	June 30, 2018	December 31, 2017
Gross customer accounts receivable	$105,764	$100,342
Allowance for doubtful accounts	(8,302)	(9,500)
Customer accounts receivable, net	$97,462	$90,842
Receivables from distributors	121,407	121,410
Other receivables	28,279	29,475
Total receivables, net	$247,148	$241,727

(6)	Inventory, net
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
Inventory, net, consists of the following:

	June 30, 2018	December 31, 2017
Raw materials	$5,615	$6,489
Finished goods	18,915	21,225
Allowance for obsolescence	(5,563)	(7,515)
Total inventory, net	$18,967	$20,199

(7)	Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASC 350 also states that a reporting unit with a zero or negative carrying amount is not required to perform a qualitative assessment. The carrying amount recorded for our one reporting unit and goodwill was $(1,370,568) and $2,286,582, respectively, as of June 30, 2018.
As of June 30, 2018, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and six months ended June 30, 2018 and 2017.  As of June 30, 2018, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the “Merger”) between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (“XM”), was $4,766,190, which was recognized during the year ended December 31, 2008.

(8)	Intangible Assets
Our intangible assets include the following:

		June 30, 2018			December 31, 2017
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademarks	Indefinite	250,800	—	250,800	250,800	—	250,800
Definite life intangible assets:
Subscriber relationships	9 years	—	—	—	380,000	(380,000)	—
OEM relationships	15 years	220,000	(68,444)	151,556	220,000	(61,111)	158,889
Licensing agreements	12 years	45,289	(36,193)	9,096	45,289	(34,350)	10,939
Software and technology	7 years	33,872	(17,857)	16,015	43,915	(25,351)	18,564
Total intangible assets		$2,633,615	$(122,494)	$2,511,121	$3,023,658	$(500,812)	$2,522,846

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
Our annual impairment assessment of our identifiable indefinite life intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As of June 30, 2018, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three and six months ended June 30, 2018 and 2017.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $5,863 and $12,098 for the three months ended June 30, 2018 and 2017, respectively, and $11,725 and $23,626 for the six months ended June 30, 2018 and 2017, respectively. We retired definite lived intangible assets of $390,043 during the six months ended June 30, 2018 primarily related to fully amortized subscriber relationships. There were no retirements of definite lived intangible assets during the six months ended June 30, 2017. The expected amortization expense for the remaining period in 2018, each of the fiscal years 2019 through 2022 and for periods thereafter is as follows:

Years ending December 31,	Amount
2018 (remaining)	$11,413
2019	22,701
2020	22,121
2021	16,678
2022	15,542
Thereafter	88,212
Total definite life intangible assets, net	$176,667

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(9)	Property and Equipment
Property and equipment, net, consists of the following:

	June 30, 2018	December 31, 2017
Satellite system	$1,586,794	$1,586,794
Terrestrial repeater network	124,904	123,254
Leasehold improvements	59,477	57,635
Broadcast studio equipment	101,338	96,582
Capitalized software and hardware	719,433	639,516
Satellite telemetry, tracking and control facilities	74,201	69,147
Furniture, fixtures, equipment and other	98,849	96,965
Land	38,411	38,411
Building	61,844	61,824
Construction in progress	347,196	301,153
Total property and equipment	3,212,447	3,071,281
Accumulated depreciation and amortization	(1,743,517)	(1,608,515)
Property and equipment, net	$1,468,930	$1,462,766
Construction in progress consists of the following:

	June 30, 2018	December 31, 2017
Satellite system	$231,047	$183,243
Terrestrial repeater network	2,972	2,515
Capitalized software and hardware	95,555	94,456
Other	17,622	20,939
Construction in progress	$347,196	$301,153
Depreciation and amortization expense on property and equipment was $68,760 and $61,421 for the three months ended June 30, 2018 and 2017, respectively, and $135,110 and $126,597 for the six months ended June 30, 2018 and 2017, respectively.  We retired property and equipment of $14,760 during the six months ended June 30, 2017. There were no retirements of property and equipment during the six months ended June 30, 2018.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $2,901 and $1,005 for the three months ended June 30, 2018 and 2017, respectively, and $5,155 and $1,723 for the six months ended June 30, 2018 and 2017, respectively, which related to the construction of our SXM-7 and SXM-8 satellites.
Satellites
As of June 30, 2018, we owned a fleet of five satellites.  The chart below provides certain information on our satellites as of June 30, 2018:

Satellite Description	Year Delivered	Estimated End of Depreciable Life
SIRIUS FM-5	2009	2024
SIRIUS FM-6	2013	2028
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(10)	Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Liberty Media, Sirius XM Canada and Pandora.

Liberty Media
As of June 30, 2018, Liberty Media beneficially owned, directly and indirectly, approximately 70% of the outstanding shares of our common stock. Liberty Media has two executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

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
In connection with the Transaction, Sirius XM also made a contribution in the form of a loan to Sirius XM Canada in the aggregate amount of $130,794. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. The loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The terms of the loan require Sirius XM Canada to prepay a portion of the outstanding principal amount of the loan within sixty days of the end of each fiscal year in an amount equal to any cash on hand in excess of C$10,000 at the last day of the financial year if all target dividends have been paid in full. During the six months ended June 30, 2018, Sirius XM Canada repaid $3,242 of the principal amount of the loan.
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
Sirius XM Canada is accounted for as an equity method investment, and its results are not consolidated in our unaudited consolidated financial statements. Sirius XM Canada does not meet the requirements for consolidation as we do not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.
We had the following related party balances associated with Sirius XM Canada:

	June 30, 2018	December 31, 2017
Related party current assets	$13,692	$10,284
Related party long-term assets	$453,416	$481,608
Related party current liabilities	$4,103	$2,839
Related party long-term liabilities	$6,269	$7,364
As of June 30, 2018 and December 31, 2017, our related party current asset balance included amounts due under the Services Agreement and Advisory Services Agreement and certain amounts related to transactions outside the scope of the new services arrangements. Our related party long-term assets balance as of June 30, 2018 and December 31, 2017 included the

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

carrying value of our investment balance in Sirius XM Canada of $323,226 and $341,214, respectively, and, as of June 30, 2018 and December 31, 2017, also included $130,190 and $140,073, respectively, for the long-term value of the outstanding loan to Sirius XM Canada. Our related party liabilities as of each of June 30, 2018 and December 31, 2017 included $2,776 for the current portion of deferred revenue and $3,700 and $5,088, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with legacy XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.

Sirius XM Canada paid gross dividends to us of $408 during the three months ended June 30, 2018 and $1,439 and $3,796 during the six months ended June 30, 2018 and 2017, respectively. Sirius XM Canada did not pay any dividends to us during the three months ended June 30, 2017.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other income for any remaining portion.
We recorded the following revenue and other income associated with Sirius XM Canada in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue (a)(b)	$23,273	$28,129	$47,370	$40,345
Other income
Share of net earnings (b)	$(896)	$(5,197)	$85	$(2,183)
Interest income (c)	$2,557	$803	$5,204	$803

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

(b)
Prior to the Transaction, we recognized our proportionate share of revenue and earnings or losses attributable to Sirius XM Canada on a one month lag. As a result of the Transaction, there is no longer a one-month lag and Sirius XM Canada changed its fiscal year-end to December 31 to align with us. For the three and six months ended June 30, 2018, Share of net earnings included $611 and $1,234, respectively, of amortization related to equity method intangible assets.

(c)	This interest income relates to the loan to Sirius XM Canada and is recorded as Other income in our unaudited consolidated statements of comprehensive income.

Pandora
On September 22, 2017, Sirius XM completed a $480,000 investment in Pandora. Pursuant to an Investment Agreement with Pandora, Sirius XM purchased 480 shares of Pandora’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $480,000. As of June 30, 2018, the Series A Preferred Stock, including accrued but unpaid dividends, represents a stake of approximately 18% of Pandora's common stock outstanding and approximately a 15% interest on an as-converted basis. Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners.
The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock of Pandora (“Pandora Common Stock”) at an initial conversion price of $10.50 per share of Pandora Common Stock and an initial conversion rate of 95.2381 shares of Pandora Common Stock per share of Series A Preferred Stock, subject to certain customary anti-dilution adjustments. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears, if and when declared. Pandora has the option to pay dividends in cash when authorized by their Board and declared by Pandora or accumulate dividends in lieu of paying cash. Any conversion of Series A Preferred Stock may be settled by Pandora, at its option, in shares of Pandora Common Stock, cash or any combination thereof. However, unless and until Pandora’s stockholders have approved the issuance of greater than 19.99% of the outstanding Pandora Common Stock, the Series A Preferred Stock may not be converted into more than 19.99% of Pandora’s outstanding Pandora Common Stock as of June 9, 2017. The liquidation preference of the Series A Preferred Stock, including accrued dividends of $25,684, was $505,684 as of June 30, 2018.
The investment includes a mandatory redemption feature on any date from and after September 22, 2022 whereby Sirius XM, at its option, may require Pandora to purchase the Series A Preferred Stock at a price equal to 100% of the liquidation

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

preference plus accrued but unpaid dividends for, at the election of Pandora, cash, shares of Pandora Common Stock or a combination thereof, and as such the investment qualifies as a debt security under ASC 320, Investments-Debt and Equity Securities. As the investment includes a conversion option, we have elected to account for this investment under the fair value option to reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments. Under the fair value option, any gains (losses) associated with the change in fair value will be recognized in Other income within our unaudited consolidated statements of comprehensive income. An $86,074 and $117,449 unrealized gain associated with this investment was recognized during the three and six months ended June 30, 2018, respectively, as Other income in our unaudited consolidated statements of comprehensive income. The fair value of our investment, including accrued dividends, as of June 30, 2018 and December 31, 2017 was $597,921 and $480,472, respectively, and is recorded as a related party long-term asset within our unaudited consolidated balance sheets. This investment does not meet the requirements for the equity method of accounting as it does not qualify as in-substance common stock.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(11)	Debt
Our debt as of June 30, 2018 and December 31, 2017 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at June 30, 2018	June 30, 2018	December 31, 2017
Sirius XM (b)	July 2017	3.875% Senior Notes	August 1, 2022	semi-annually on February 1 and August 1	$1,000,000	$992,811	$992,011
Sirius XM (b)	May 2013	4.625% Senior Notes	May 15, 2023	semi-annually on May 15 and November 15	500,000	496,923	496,646
Sirius XM (b)	May 2014	6.00% Senior Notes	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,488,758	1,488,002
Sirius XM (b)	March 2015	5.375% Senior Notes	April 15, 2025	semi-annually on April 15 and October 15	1,000,000	991,777	991,285
Sirius XM (b)	May 2016	5.375% Senior Notes	July 15, 2026	semi-annually on January 15 and July 15	1,000,000	990,597	990,138
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500,000	1,486,728	1,486,162
Sirius XM (c)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 29, 2023	variable fee paid quarterly	1,750,000	—	300,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	8,324	10,597
Total Debt						6,455,918	6,754,841
Less: total current maturities						4,660	5,105
Less: total deferred financing costs for Notes						7,969	8,493
Total long-term debt						$6,443,289	$6,741,243

(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.

(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

(c)
In June 2018, Sirius XM entered into an amendment to extend the maturity of the Credit Facility to June 2023. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of June 30, 2018.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.

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
At June 30, 2018 and December 31, 2017, we were in compliance with our debt covenants.

(12)	Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000,000 shares of common stock. There were 4,485,774 and 4,530,928 shares of common stock issued and 4,485,774 and 4,527,742 shares outstanding on June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018, there were 281,863 shares of common stock reserved for issuance in connection with outstanding stock based awards to be granted to members of our board of directors, employees and third parties.
Quarterly Dividends
During the six months ended June 30, 2018, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 23, 2018	$0.011	February 7, 2018	$49,397	February 28, 2018
April 26, 2018	$0.011	May 10, 2018	$49,287	May 31, 2018
Stock Repurchase Program
As of June 30, 2018, our board of directors had approved for repurchase an aggregate of $12,000,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2018, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,529,978 shares for $9,694,181, and $2,305,819 remained available under our stock repurchase program.
The following table summarizes our total share repurchase activity for the six months ended:

	June 30, 2018		June 30, 2017
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market	55,843	$317,061	155,711	$775,701
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50,000 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of June 30, 2018 and 2017.

(13)	Benefit Plans
We recognized share-based payment expense of $36,215 and $30,251 for the three months ended June 30, 2018 and $70,448 and $59,697 for the six months ended June 30, 2018 and 2017, respectively.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deems appropriate.  Stock-based awards granted under the 2015 Plan

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of June 30, 2018, 171,619 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.6%	1.6%	2.5%	1.6%
Expected life of options — years	3.48	4.35	3.54	4.07
Expected stock price volatility	22%	26%	22%	26%
Expected dividend yield	0.6%	0.8%	0.7%	0.8%
There were no options granted to third parties during the three and six months ended June 30, 2018 and 2017.
The following table summarizes stock option activity under our share-based plans for the six months ended June 30, 2018:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	280,457	$3.76
Granted	10,617	$6.44
Exercised	(41,644)	$3.18
Forfeited, cancelled or expired	(1,926)	$4.48
Outstanding as of June 30, 2018	247,504	$3.96	6.40	$695,499
Exercisable as of June 30, 2018	115,544	$3.40	5.30	$389,015
The weighted average grant date fair value per share of stock options granted during the six months ended June 30, 2018 was $1.19.  The total intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was $139,812 and $47,572, respectively.  During the six months ended June 30, 2018 the number of net settled shares which were issued as a result of stock option exercises was 12,054.
We recognized share-based payment expense associated with stock options of $20,776 and $20,125 for the three months ended June 30, 2018 and 2017, respectively, and $40,435 and $39,637 for the six months ended June 30, 2018 and 2017, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the six months ended June 30, 2018:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2017	31,323	$4.54
Granted	7,123	$6.27
Vested	(3,518)	$3.92
Forfeited	(569)	$4.80
Nonvested as of June 30, 2018	34,359	$4.93
The total intrinsic value of restricted stock units, including PRSUs, vesting during the six months ended June 30, 2018 and 2017 was $22,656 and $4,802, respectively. During the six months ended June 30, 2018, the number of net settled shares which were issued as a result of restricted stock units vesting totaled 1,821. During the six months ended June 30, 2018, we granted 3,768 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the six months ended June 30, 2018, we granted 126 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the six months ended June 30, 2018.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $15,439 and $10,126 for the three months ended June 30, 2018 and 2017, respectively, and $30,013 and $20,060 for the six months ended June 30, 2018 and 2017, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at June 30, 2018 and December 31, 2017 was $251,588 and $241,521, respectively.  The total unrecognized compensation costs at June 30, 2018 are expected to be recognized over a weighted-average period of 1.72 years.
401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We recognized $2,159 and $1,835 in expense during three months ended June 30, 2018 and 2017, respectively, and $4,028 and $3,517 in expense during the six months ended June 30, 2018 and 2017, respectively, in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, for the three months ended June 30, 2018 and 2017 were $307 and $334, respectively, and for the six months ended June 30, 2018 and 2017 were $7,138 and $7,355, respectively. As of June 30, 2018 and December 31, 2017, the fair value of the investments held in the trust were $22,375 and $14,641, respectively, which is

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

included in Other long-term assets in our unaudited consolidated balance sheets and are classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administration expense within our unaudited consolidated statements of comprehensive income.  For the three and six months ended June 30, 2018 and 2017, we recorded an immaterial amount of unrealized gains on investments held in the trust.

(14)	Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of June 30, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total
Debt obligations	$2,455	$3,935	$1,207	$727	$1,000,000	$5,500,000	$6,508,324
Cash interest payments	168,407	338,887	338,844	338,817	338,811	919,243	2,443,009
Satellite and transmission	59,557	94,922	51,056	4,347	2,428	4,288	216,598
Programming and content	136,122	251,953	207,728	118,706	52,475	162,938	929,922
Sales and marketing	9,990	12,817	7,701	7,446	1,644	203	39,801
Satellite incentive payments	8,001	10,652	10,197	8,574	8,558	61,767	107,749
Operating lease obligations	19,499	44,983	42,779	37,416	34,096	143,628	322,401
Royalties and other	230,132	139,285	103,414	86,253	23,199	33	582,316
Total (1)	$634,163	$897,434	$762,926	$602,286	$1,461,211	$6,792,100	$11,150,120

(1)	The table does not include our reserve for uncertain tax positions, which at June 30, 2018 totaled $15,344.
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
Programming and content.    We have entered into various programming and content agreements. Under the terms of these agreements, our obligations include fixed payments, advertising commitments and revenue sharing arrangements. In certain of these agreements, the future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in our minimum contractual cash commitments.
Sales and marketing.    We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. Certain programming and content agreements also require us to purchase advertising on properties owned or controlled by the licensors.
Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments with respect to XM-3 and XM-4 meeting their fifteen-year design life, which we expect to occur.  Boeing may also be entitled to up to $10,000 of additional incentive payments if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life, which is currently not expected to occur.
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
Royalties and other.    We have entered into certain music royalty arrangements that include fixed payments. We have also entered into various agreements with third parties for general operating purposes.
In addition to the minimum contractual cash commitments described above, we have entered into other variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions. We also have a surety bond of approximately $45,000 primarily used as security against non-performance in the normal course of business. We do not have any other significant off-balance sheet financing arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Legal Proceedings
In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below.

We record a liability when we believe that it is both probable that a liability will be incurred, and the amount of loss can be reasonably estimated. We evaluate developments in legal matters that could affect the amount of liability that has been previously accrued and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. We may be unable to reasonably estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons, including, among others, because: (i) the damages sought are indeterminate; (ii) the proceedings are in the relative early stages; (iii) there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) there remain significant factual issues to be determined or resolved; (vi) the relevant law is unsettled; or (vii) the proceedings involve novel or untested legal theories. In such instances, there may be considerable uncertainty regarding the ultimate resolution of such matters, including the likelihood or magnitude of a possible eventual loss, if any.

SoundExchange Royalty Claims. On June 7, 2018, Sirius XM entered into an agreement with SoundExchange, Inc., the organization that collects and distributes sound recording royalties pursuant to our statutory license, to settle the cases titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and SoundExchange, Inc. v. Sirius XM Radio, Inc., No.17-cv-02666-RJL (D.D.C.). A description of these actions is contained in our prior public filings. In connection with the settlement, we made a one-time lump sum payment of $150,000 to SoundExchange on July 6, 2018. The settlement resolved all outstanding claims, including ongoing audits, under our statutory license for sound recordings for the period January 1, 2007 through December 31, 2017.

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
We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM.  For the three months ended June 30, 2018 and 2017, income tax expense was $70,570 and $119,513, respectively, and $150,819 and $233,486 for the six months ended June 30, 2018 and 2017, respectively.
Our effective tax rate for the three months ended June 30, 2018 and 2017 was 19.4% and 37.2%, respectively. Our effective tax rate for the six months ended June 30, 2018 and 2017 was 20.6% and 36.3%, respectively. The effective tax rate for the three and six months ended June 30, 2018 was primarily impacted by the reduced federal income tax rate as a result of the Tax Act and the recognition of excess tax benefits related to share based compensation. The effective tax rate for the three and six months ended June 30, 2017 was impacted by the recognition of excess tax benefits related to share based compensation. We estimate our effective tax rate for the year ending December 31, 2018 will be approximately 22%.
As of June 30, 2018 and December 31, 2017, we had a valuation allowance related to deferred tax assets of $52,405 and $52,883, respectively, that were not likely to be realized due to certain net operating loss limitations and acquired net operating losses that were not more likely than not going to be utilized.

(16)	Subsequent Events
On July 18, 2018, our board of directors declared a quarterly dividend on our common stock in the amount of $0.011 per share of common stock payable on August 31, 2018 to stockholders of record as of the close of business on August 10, 2018.

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
This Quarterly Report on Form 10-Q presents information for Sirius XM Holdings Inc. (“Holdings”).  The terms “Holdings,” “we,” “us,” “our,” and “our company” as used herein, and unless otherwise stated or indicated by context, refer to Sirius XM Holdings Inc. and its subsidiaries, and "Sirius XM" refers to, our wholly-owned subsidiary Sirius XM Radio Inc. Holdings has no operations independent of its wholly-owned subsidiary, Sirius XM.

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
As of June 30, 2018, we had approximately 33.5 million subscribers of which approximately 28.2 million were self-pay subscribers and approximately 5.3 million were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, and data services who do not also have satellite radio subscriptions.  Subscribers and subscription related revenues and expenses associated with the Sirius XM Canada service, which had approximately 2.6 million subscribers as of June 30, 2018, and connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.
Our primary source of revenue is subscription fees, with most of our customers subscribing to annual, semi-annual, quarterly or monthly plans.  We offer discounts for prepaid subscription plans, as well as a multiple subscription discount.  We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic and data services. We provide traffic services to approximately 8.1 million vehicles.
In many cases, a subscription to our radio service is included with the purchase of new or previously owned vehicles. The length of these subscriptions varies but is typically three to twelve months.  We receive payments for these subscriptions from certain automakers.  We also reimburse various automakers for certain costs associated with satellite radios installed in new vehicles and pay revenue share to various automakers.
As of June 30, 2018, Liberty Media beneficially owned, directly and indirectly, approximately 70% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
Sirius XM holds an equity method investment in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”), which offers satellite radio services in Canada. As of June 30, 2018, Sirius XM owned an approximate 70% equity interest and 33% voting interest in Sirius XM Canada.
Sirius XM holds an investment in Pandora Media, Inc. (“Pandora”), which operates an internet-based music discovery platform, offering a personalized experience for listeners. As of June 30, 2018, Sirius XM's interest in Pandora represented an approximately 18% interest in Pandora's outstanding common stock, and an approximately 15% interest on an as-converted basis.

Results of Operations
Set forth below are our results of operations for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017.

					2018 vs 2017 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
	2018	2017	2018	2017	Amount	%	Amount	%
Revenue:
Subscriber revenue	$1,138,962	$1,111,011	$2,256,046	$2,189,268	$27,951	3%	$66,778	3%
Advertising revenue	47,242	40,178	89,290	76,194	7,064	18%	13,096	17%
Equipment revenue	36,840	29,674	71,929	59,332	7,166	24%	12,597	21%
Music royalty fee and other revenue	209,255	166,706	390,136	316,841	42,549	26%	73,295	23%
Total revenue	1,432,299	1,347,569	2,807,401	2,641,635	84,730	6%	165,766	6%
Operating expenses:
Cost of services:
Revenue share and royalties	404,284	292,893	714,416	570,193	111,391	38%	144,223	25%
Programming and content	105,650	96,255	206,486	191,799	9,395	10%	14,687	8%
Customer service and billing	95,582	95,324	189,447	192,099	258	—%	(2,652)	(1)%
Satellite and transmission	23,478	19,603	46,200	40,179	3,875	20%	6,021	15%
Cost of equipment	7,674	9,371	14,771	16,283	(1,697)	(18)%	(1,512)	(9)%
Subscriber acquisition costs	119,778	125,154	242,471	252,642	(5,376)	(4)%	(10,171)	(4)%
Sales and marketing	119,435	106,707	226,146	203,616	12,728	12%	22,530	11%
Engineering, design and development	27,485	27,783	58,122	51,600	(298)	(1)%	6,522	13%
General and administrative	92,683	84,607	177,289	162,808	8,076	10%	14,481	9%
Depreciation and amortization	74,623	73,519	146,835	150,223	1,104	2%	(3,388)	(2)%
Total operating expenses	1,070,672	931,216	2,022,183	1,831,442	139,456	15%	190,741	10%
Income from operations	361,627	416,353	785,218	810,193	(54,726)	(13)%	(24,975)	(3)%
Other income (expense):
Interest expense	(86,917)	(82,794)	(176,706)	(164,451)	(4,123)	(5)%	(12,255)	(7)%
Other income (expense)	88,212	(11,937)	124,100	(3,074)	100,149	nm	127,174	nm
Total other income (expense)	1,295	(94,731)	(52,606)	(167,525)	96,026	101%	114,919	69%
Income before income taxes	362,922	321,622	732,612	642,668	41,300	13%	89,944	14%
Income tax expense	(70,570)	(119,513)	(150,819)	(233,486)	48,943	41%	82,667	35%
Net income	$292,352	$202,109	$581,793	$409,182	$90,243	45%	$172,611	42%
nm - not meaningful
Total Revenue
Subscriber Revenue includes subscription, activation and other fees.
For the three months ended June 30, 2018 and 2017, subscriber revenue was $1,138,962 and $1,111,011, respectively, an increase of 3%, or $27,951. For the six months ended June 30, 2018 and 2017, subscriber revenue was $2,256,046 and

$2,189,268, respectively, an increase of 3%, or $66,778. The increases were primarily attributable to a 5% increase in the daily weighted average number of subscribers. Subscriber revenue was negatively impacted by $23,787 and $48,179, for the three and six months ended June 30, 2018, respectively, from the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue - Revenue from Contracts with Customers, and all related amendments, which established Accounting Standards Codification ("ASC") Topic 606 (the "new revenue standard"), effective as of January 1, 2018.
We expect subscriber revenues to increase based on the growth of our subscriber base, increases in the average price charged and the sale of additional services to subscribers.
Advertising Revenue includes the sale of advertising on certain non-music channels.
For the three months ended June 30, 2018 and 2017, advertising revenue was $47,242 and $40,178, respectively, an increase of 18%, or $7,064. For the six months ended June 30, 2018 and 2017, advertising revenue was $89,290 and $76,194, respectively, an increase of 17%, or $13,096. The increases were primarily due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.
We expect our advertising revenue to continue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.
Equipment Revenue includes revenue from the sale of satellite radios, components and accessories as well as the sale of connected vehicle devices and royalty revenue on chipset modules.
For the three months ended June 30, 2018 and 2017, equipment revenue was $36,840 and $29,674, respectively, an increase of 24%, or $7,166. For the six months ended June 30, 2018 and 2017, equipment revenue was $71,929 and $59,332, respectively, an increase of 21%, or $12,597. The increases were driven by additional royalty revenue due to our transition to a new generation of chipsets and revenue from the sales of connected vehicle devices, partially offset by lower satellite radio sales to consumers.
We expect equipment revenue to increase as royalty revenues associated with certain new chipsets increases.
Music Royalty Fee and Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, and service and advisory revenue from our Canadian affiliate, our connected vehicle services, and ancillary revenues.
For the three months ended June 30, 2018 and 2017, other revenue was $209,255 and $166,706, respectively, an increase of 26%, or $42,549. For the six months ended June 30, 2018 and 2017, other revenue was $390,136 and $316,841, respectively, an increase of 23%, or $73,295. The increases were primarily driven by U.S. Music Royalty Fee revenue due to subscribers paying at a higher rate and an increase in the number of subscribers, higher revenue generated from our connected vehicle services, and revenue from Sirius XM Canada, which was mitigated by a one-time activation revenue resolution with Sirius XM Canada recorded in the second quarter of 2017.
Other revenue is expected to increase due to an increase in U.S. Music Royalty Fees as subscribers migrate to the new rate and as our subscriber base grows.
Operating Expenses
Revenue Share and Royalties include royalties for transmitting content and web streaming as well as automaker, content provider and advertising revenue share.
For the three months ended June 30, 2018 and 2017, revenue share and royalties were $404,284 and $292,893, respectively, an increase of 38%, or $111,391, and increased as a percentage of total revenue. For the six months ended June 30, 2018 and 2017, revenue share and royalties were $714,416 and $570,193, respectively, an increase of 25%, or $144,223, and increased as a percentage of total revenue. The increases were primarily due to a $69,144 charge related to the legal settlement that resolved all outstanding claims, including ongoing audits, under our statutory license for sound recordings for the period January 1, 2007 through December 31, 2017, an increase in the statutory royalty rate applicable to our use of post-1972 recordings, which increased from 11% in 2017 to 15.5% in 2018 and overall greater revenues subject to revenue share with the automakers. The increase was partially offset by approximately $22,235 and $44,304, for the three and six months ended June 30, 2018, respectively, related to the adoption of the new revenue standard effective as of January 1, 2018.

We expect our revenue share and royalty costs to increase as our revenues grow and as a result of the increase in the royalty rate.
Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended June 30, 2018 and 2017, programming and content expenses were $105,650 and $96,255, respectively, an increase of 10%, or $9,395, and increased as a percentage of total revenue. For the six months ended June 30, 2018 and 2017, programming and content expenses were $206,486 and $191,799, respectively, an increase of 8%, or $14,687, and increased as a percentage of total revenue. The increases were primarily due to increased personnel-related costs, programming operations costs related to subscriber events, and higher music license fees.
We expect our programming and content expenses to increase as we offer additional programming, and renew or replace expiring agreements.
Customer Service and Billing includes costs associated with the operation and management of internal and third party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended June 30, 2018 and 2017, customer service and billing expenses were $95,582 and $95,324, respectively, a slight increase of $258, but decreased as a percentage of total revenue. For the six months ended June 30, 2018 and 2017, customer service and billing expenses were $189,447 and $192,099, respectively, a decrease of 1%, or $2,652, and decreased as a percentage of total revenue. The increased expenses for the three month period was driven primarily by increased transaction fees from a larger subscriber base and overhead costs, offset by lower call center costs due to lower agent and contact rates, and bad debt expense. The decreased expenses for the six month period was driven by lower call center costs due to lower agent and contact rates, and bad debt expense, partially offset by increased transaction fees from a larger subscriber base and overhead costs.
We expect our customer service and billing expenses to increase as our subscriber base grows.
Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet streaming and connected vehicle services.
For the three months ended June 30, 2018 and 2017, satellite and transmission expenses were $23,478 and $19,603, respectively, an increase of 20%, or $3,875, and increased as a percentage of total revenue. For the six months ended June 30, 2018 and 2017, satellite and transmission expenses were $46,200 and $40,179, respectively, an increase of 15%, or $6,021, and increased as a percentage of total revenue. The increases were primarily driven by higher wireless costs associated with our connected vehicle services and higher Internet streaming costs.
We expect satellite and transmission expenses to increase as costs associated with our investment in Internet streaming increase.
Cost of Equipment includes costs from the sale of satellite radios, components and accessories as well as connected vehicle devices, and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended June 30, 2018 and 2017, cost of equipment was $7,674 and $9,371, respectively, a decrease of 18%, or $1,697, and decreased as a percentage of equipment revenue. For the six months ended June 30, 2018 and 2017, cost of equipment was $14,771 and $16,283, respectively, a decrease of 9%, or $1,512, and decreased as a percentage of equipment revenue. The decreases were primarily due to lower satellite radio sales to consumers.
We expect cost of equipment to fluctuate with changes in sales of aftermarket radios.
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

For the three months ended June 30, 2018 and 2017, subscriber acquisition costs were $119,778 and $125,154, respectively, a decrease of 4%, or $5,376, and decreased as a percentage of total revenue. For the six months ended June 30, 2018 and 2017, subscriber acquisition costs were $242,471 and $252,642, respectively, a decrease of 4%, or $10,171, and decreased as a percentage of total revenue. The decreases were driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in the volume of installations.
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
For the three months ended June 30, 2018 and 2017, sales and marketing expenses were $119,435 and $106,707, respectively, an increase of 12%, or $12,728, and increased as a percentage of total revenue. For the six months ended June 30, 2018 and 2017, sales and marketing expenses were $226,146 and $203,616, respectively, an increase of 11%, or $22,530, and increased as a percentage of total revenue. The increases were primarily due to additional subscriber communications, retention programs and acquisition campaigns, as well as higher personnel-related costs.
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
For the three months ended June 30, 2018 and 2017, engineering, design and development expenses were $27,485 and $27,783, respectively, a decrease of 1%, or $298, and decreased as a percentage of total revenue. For the six months ended June 30, 2018 and 2017, engineering, design and development expenses were $58,122 and $51,600, respectively, an increase of 13%, or $6,522, and increased as a percentage of total revenue. The decrease for the three month period was driven by lower costs associated with the development of video streaming and our connected vehicle services, partially offset by higher costs associated with the development of our audio streaming product. The increase for the six month period was driven by the additional costs associated with our connected vehicle services and the development of our audio streaming product; partially offset by lower costs associated with the development of our video streaming product.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended June 30, 2018 and 2017, general and administrative expenses were $92,683 and $84,607, respectively, an increase of 10%, or $8,076, and increased as a percentage of total revenue. For the six months ended June 30, 2018 and 2017, general and administrative expenses were $177,289 and $162,808, respectively, an increase of 9%, or $14,481, and increased as a percentage of total revenue. The increases were primarily driven by higher personnel-related costs and a one-time sales and use tax, partially offset by lower legal costs.
We expect our general and administrative expenses to increase to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended June 30, 2018 and 2017, depreciation and amortization expense was $74,623 and $73,519, respectively, an increase of 2%, or $1,104, but decreased as a percentage of total revenue. For the six months ended June 30, 2018 and 2017, depreciation and amortization expense was $146,835 and $150,223, respectively, a decrease of 2%, or $3,388, and decreased as a percentage of total revenue. The increase for the three month period was driven by additional assets placed in-service, partially offset by lower amortization expense due to our subscriber relationships and certain software assets being fully amortized during 2017. The decrease for the six month period was driven by lower amortization expense due to our subscriber relationships and certain software assets being fully amortized during 2017, partially offset by additional assets placed in-service.
Other Income (Expense)
Interest Expense includes interest on outstanding debt.
For the three months ended June 30, 2018 and 2017, interest expense was $86,917 and $82,794, respectively, an increase of 5%, or $4,123. For the six months ended June 30, 2018 and 2017, interest expense was $176,706 and $164,451, respectively, an increase of 7%, or $12,255.The increases were primarily due to higher average debt.
Other Income (Expense) primarily includes realized and unrealized gains and losses, interest and dividend income, our share of the income or loss of Sirius XM Canada, and transaction costs related to non-operating investments.
For the three months ended June 30, 2018 and 2017, other income (expense) was $88,212 and $(11,937), respectively. For the six months ended June 30, 2018 and 2017, other income (expense) was $124,100 and $(3,074), respectively. For the three and six months ended June 30, 2018, other income was driven by unrealized gains of $86,074 and $117,449 from a fair value adjustment of our investment in Pandora, respectively, and interest earned on our loan to Sirius XM Canada. For the three and six months ended June 30, 2017, other loss was driven by transaction costs associated with our investment in Pandora and our share of Sirius XM Canada's net loss.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.
For the three months ended June 30, 2018 and 2017, income tax expense was $70,570 and $119,513, respectively, and $150,819 and $233,486 for the six months ended June 30, 2018 and 2017, respectively.
Our effective tax rate for the three months ended June 30, 2018 and 2017 was 19.4% and 37.2%, respectively. Our effective tax rate for the six months ended June 30, 2018 and 2017 was 20.6% and 36.3%, respectively. The effective tax rate for the three and six months ended June 30, 2018 was primarily impacted by the reduced federal income tax rate as a result of the Tax Act and the recognition of excess tax benefits related to share based compensation. The effective tax rate for the three and six months ended June 30, 2017 was impacted by the recognition of excess tax benefits related to share based compensation. We estimate our effective tax rate for the year ending December 31, 2018 will be approximately 22%.

Key Financial and Operating Performance Metrics
In this section, we present certain financial performance measures some of which are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”), which include free cash flow and adjusted EBITDA. We also present certain operating performance measures, which include average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; and subscriber acquisition cost, or SAC, per installation. Our adjusted EBITDA excludes the impact of share-based payment expense and certain purchase price accounting adjustments related to the merger of Sirius and XM (the “Merger”).  Additionally, when applicable, our adjusted EBITDA metric excludes the effect of significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial and operating performance measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. See the accompanying glossary on pages 39 through 43 for more details and for the reconciliation to the most directly comparable GAAP measure (where applicable).
We believe these Non-GAAP financial and operating performance measures provide useful information to investors regarding our financial condition and results of operations. We believe investors find these Non-GAAP financial and operating performance measures useful in evaluating our core trends because they provide a direct view of our underlying costs. We believe investors use our adjusted EBITDA to estimate our current enterprise value and to make investment decisions. We believe free cash flow provides useful supplemental information to investors regarding our cash available for future subscriber acquisitions and capital expenditures, to repurchase or retire debt, to acquire other companies and our ability to return capital to stockholders. By providing these Non-GAAP financial and operating performance measures, together with the reconciliations to the most directly comparable GAAP measure (where applicable), we believe we are enhancing investors' understanding of our business and our results of operations.

Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 39 through 43) for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in our subscriber count or subscriber-based operating metrics.
Set forth below are our subscriber balances as of June 30, 2018 compared to June 30, 2017.

	As of June 30,		2018 vs 2017 Change
	2018	2017	Amount	%
Self-pay subscribers	28,203	26,675	1,528	6%
Paid promotional subscribers	5,292	5,372	(80)	(1)%
Ending subscribers (a)	33,495	32,048	1,447	5%

(a)	Amounts may not sum as a result of rounding.
The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and six months ended June 30, 2018 and 2017. The ARPU and SAC, per installation, metrics for the three months ended June 30, 2018 have been reduced due to the adoption of the new revenue standard as of January 1, 2018 by $0.24 and $0.24, respectively. The ARPU and SAC, per installation, metrics for the six months ended June 30, 2018 have been reduced due to the adoption of the new revenue standard as of January 1, 2018 by $0.24 and $0.28, respectively. For more information regarding the impact on these metrics, refer to the glossary (pages 39 through 43). For more information regarding the adoption of the new revenue standard, refer to Note 2 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

					2018 vs 2017 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
	2018	2017	2018	2017	Amount	%	Amount	%
Self-pay subscribers	483	466	690	725	17	4%	(35)	(5)%
Paid promotional subscribers	(54)	(20)	69	(23)	(34)	(170)%	92	400%
Net additions (a)	429	445	759	702	(16)	(4)%	57	8%
Daily weighted average number of subscribers	33,197	31,746	33,013	31,559	1,451	5%	1,454	5%
Average self-pay monthly churn	1.6%	1.7%	1.7%	1.8%	(0.1)%	(6)%	(0.1)%	(6)%
New vehicle consumer conversion rate	39%	40%	39%	40%	(1)%	(3)%	(1)%	(3)%

ARPU	$13.30	$13.22	$13.13	$13.08	$0.08	1%	$0.05	—%
SAC, per installation	$27.54	$31.19	$27.86	$30.18	$(3.65)	(12)%	$(2.32)	(8)%
Customer service and billing expenses, per average subscriber	$0.89	$0.94	$0.88	$0.95	$(0.05)	(5)%	$(0.07)	(7)%
Adjusted EBITDA	$543,422	$521,936	$1,075,271	$1,023,739	$21,486	4%	$51,532	5%
Free cash flow	$486,243	$416,725	$812,705	$665,664	$69,518	17%	$147,041	22%
Diluted weighted average common shares outstanding (GAAP)	4,589,095	4,735,592	4,588,986	4,759,741	(146,497)	(3)%	(170,755)	(4)%

(a)	Amounts may not sum as a result of rounding.
Subscribers. At June 30, 2018, we had approximately 33.5 million subscribers, an increase of 1.4 million subscribers, or 5%, from the approximately 32.0 million subscribers as of June 30, 2017. The increase in total subscribers was primarily due to growth in our self-pay subscriber base, which increased 1.5 million, partially offset by an 80 thousand decrease in paid promotional subscribers. The increase in self-pay subscribers was primarily from original and subsequent owner trial conversions and subscriber win back programs, partially offset by deactivations.

For the three months ended June 30, 2018 and 2017, net additions were 429 thousand and 445 thousand, respectively, a decrease of 4%. Paid promotional net additions declined due to paid promotional ends out-pacing paid-promotional starts during the three months ended June 30, 2018. Self-pay net additions increased due to growth in trial conversions and subscriber win backs and improvements in our non-pay churn. For the six months ended June 30, 2018 and 2017, net additions were 759 thousand and 702 thousand, respectively, an increase of 8%. For the six month period, growth in paid promotional net additions was due to paid promotional subscription starts out-pacing paid promotional subscription ends as a result of higher shipments from automakers offering paid promotional subscriptions while self-pay net additions decreased due to growth in vehicle turnover out-pacing growth in trial conversions and subscriber win backs.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 39 through 43 for more details.)
For the three months ended June 30, 2018 and 2017, our average self-pay monthly churn rate was 1.6% and 1.7%, respectively. For the six months ended June 30, 2018 and 2017, our average self-pay monthly churn rate was 1.7% and 1.8%, respectively. The decreases in churn were primarily driven by improvements in non-pay and voluntary churn.
New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 39 through 43 for more details.)
For the three months ended June 30, 2018 and 2017, our new vehicle consumer conversion rate was 39% and 40%, respectively. For the six months ended June 30, 2018 and 2017, our new vehicle consumer conversion rate was 39% and 40%, respectively.  The decrease in new vehicle consumer conversion rate was driven primarily by a decline in conversion of first time trial subscribers.
ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services), net advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 39 through 43 for more details.)
For the three months ended June 30, 2018 and 2017, ARPU was $13.30 and $13.22, respectively. For the six months ended June 30, 2018 and 2017, ARPU was $13.13 and $13.08, respectively. The increase in certain of our subscription rates, including the U. S. Music Royalty Fee, and higher advertising revenue was offset by the impact of the adoption of the new revenue standard, effective as of January 1, 2018 of $0.24 for both the three and six month periods, and the growth in subscription discounts offered through customer acquisition and retention programs.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 39 through 43 for more details.)
For the three months ended June 30, 2018 and 2017, SAC, per installation, was $27.54 and $31.19, respectively. For the six months ended June 30, 2018 and 2017, SAC, per installation, was $27.86 and $30.18, respectively.  The decreases were driven by reductions to OEM hardware subsidy rates, our transition to a new generation of chipsets as well as the impact of the adoption of the new revenue standard, effective as of January 1, 2018 of $0.24 and $0.28 for the three and six months ended June 30, 2018, respectively.
Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 39 through 43 for more details.)
For the three months ended June 30, 2018 and 2017, customer service and billing expenses, per average subscriber, was $0.89 and $0.94, respectively. For the six months ended June 30, 2018 and 2017, customer service and billing expenses, per average subscriber, was $0.88 and $0.95, respectively. The decreases were primarily related to lower call center costs due to lower contact rates, agent rates, and bad debt expense.
Adjusted EBITDA. EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other income, loss on extinguishment of debt, other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense, loss on disposal of assets, and legal settlements and reserves related to the historical use of sound recordings. (See the accompanying glossary on pages 39 through 43 for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2018 and 2017, adjusted EBITDA was $543,422 and $521,936, respectively, an increase of 4%, or $21,486. For the six months ended June 30, 2018 and 2017, adjusted EBITDA was $1,075,271 and $1,023,739, respectively, an increase of 5%, or $51,532.  The increases were due to growth of 6% in total revenue which was primarily a result of the increase in our subscriber base and certain of our subscription rates, additional revenues from the U.S. Music Royalty Fee, and an increase in other revenue from the new Sirius XM Canada service and advisory agreements as well as lower subscriber acquisition costs. The increases were partially offset by higher revenue share and royalty, programming and content, sales and marketing, engineering, design and development, and general and administrative costs.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying glossary on pages 39 through 43 for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2018 and 2017, free cash flow was $486,243 and $416,725, respectively, an increase of $69,518, or 17%. For the six months ended June 30, 2018 and 2017, free cash flow was $812,705 and $665,664, respectively, an increase of $147,041, or 22%.  For the three month periods, the increase was driven by higher net cash provided by operating activities resulting from improved operating performance, the timing of payments to vendors, and the timing of interest payments, partially offset by an increase in additions to property and equipment resulting from new satellite construction. For the six month periods, the increase was driven by higher net cash provided by operating activities resulting from improved operating performance, the timing of payments to vendors, and the payment of a legal settlement during the first quarter of 2017, partially offset by an increase in additions to property and equipment resulting from new satellite construction.

Liquidity and Capital Resources
Cash Flows for the six months ended June 30, 2018 compared with the six months ended June 30, 2017
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Six Months Ended June 30,
	2018	2017	2018 vs 2017
Net cash provided by operating activities	$994,116	$792,536	$201,580
Net cash used in investing activities	(184,307)	(667,248)	482,941
Net cash used in financing activities	(814,728)	(296,057)	(518,671)
Net decrease in cash, cash equivalents and restricted cash	(4,919)	(170,769)	165,850
Cash, cash equivalents and restricted cash at beginning of period	79,374	223,828	(144,454)
Cash, cash equivalents and restricted cash at end of period	$74,455	$53,059	$21,396
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $201,580 to $994,116 for the six months ended June 30, 2018 from $792,536 for the six months ended June 30, 2017.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the six months ended June 30, 2018 and 2017 were primarily due to additional spending to construct replacement satellites, improve our terrestrial repeater network, for capitalized software, and deferred compensation. We spent $79,962 and $35,494 to construct replacement satellites during the six months ended June 30, 2018 and 2017, respectively. In addition, cash flows used in investing activities in the first half of 2017 were primarily due to our investment in Pandora of $172,500, loans to related parties of $130,794, payments to acquire additional ownership in related parties (net of transaction costs) of $129,676, and the acquisition of Automatic Labs Inc. for $107,056 (net of cash and restricted cash acquired).
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
Cash flows used in financing activities in the six months ended June 30, 2018 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $334,215, the payment of cash dividends of $98,684, repayment under the Credit Facility of $302,611 and payment of $71,501 for taxes paid in lieu of shares issued for share-based compensation. Cash flows used in financing activities in the six months ended June 30, 2017 were primarily due to the purchase and retirement for $783,824 of shares of our common stock under our repurchase program, payment of cash dividends of $93,638 and payment of $22,595 for taxes paid in lieu of shares issued for share-based compensation, partially offset by net borrowings of $610,000 under the Credit Facility.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, legal settlements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of June 30, 2018, $1,750,000 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs of our satellite spend, as well as fund stock repurchases, future dividend payments and strategic opportunities.
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
Capital Return Program
As of June 30, 2018, our board of directors had authorized for repurchase an aggregate of $12,000,000 of our common stock.  As of June 30, 2018, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,529,978 shares for $9,694,181, and $2,305,819 remained available for additional repurchases under our existing stock repurchase program authorization.
Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in accelerated stock repurchase transactions and transactions with Liberty Media and its affiliates. We intend to fund the additional repurchases through a combination of cash on hand, cash generated by operations and future borrowings.
On July 18, 2018, our board of directors declared a quarterly dividend on our common stock in the amount of $0.011 per share of common stock payable on August 31, 2018 to stockholders of record as of the close of business on August 10, 2018. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.044 per share of common stock.

Debt Covenants
The indentures governing Sirius XM's senior notes and the agreement governing the Credit Facility include restrictive covenants.  As of June 30, 2018, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income:	$292,352	$202,109	$581,793	$409,182
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues	1,813	1,813	3,626	3,626
Sound recording legal settlements and reserves	69,144	—	69,144	—
Share-based payment expense	36,215	30,251	70,448	59,697
Depreciation and amortization	74,623	73,519	146,835	150,223
Interest expense	86,917	82,794	176,706	164,451
Other (income) expense	(88,212)	11,937	(124,100)	3,074
Income tax expense	70,570	119,513	150,819	233,486
Adjusted EBITDA	$543,422	$521,936	$1,075,271	$1,023,739
ARPU - is derived from total earned subscriber revenue, advertising revenue and other subscription-related revenue, excluding revenue associated with our connected vehicle services, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee.  The ARPU for the three and six months ended June 30, 2018 reflects adjustments as a result of adopting the new revenue standard as of January 1, 2018. ARPU is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Subscriber revenue, excluding connected vehicle services	$1,112,652	$1,090,356	$2,204,901	$2,148,410
Add: advertising revenue	47,242	40,178	89,290	76,194
Add: other subscription-related revenue	165,058	128,179	305,874	252,647
	$1,324,952	$1,258,713	$2,600,065	$2,477,251
Daily weighted average number of subscribers	33,197	31,746	33,013	31,559
ARPU	$13.30	$13.22	$13.13	$13.08

The table below illustrates the impact that the adoption of the new revenue standard had on ARPU for the three and six months ended June 30, 2018.

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09
Subscriber revenue, excluding connected vehicle services	$1,112,652	$23,787	$1,136,439	$2,204,901	$48,179	$2,253,080
Add: advertising revenue	47,242	—	47,242	89,290	—	89,290
Add: other subscription-related revenue	165,058	—	165,058	305,874	—	305,874
	$1,324,952	$23,787	$1,348,739	$2,600,065	$48,179	$2,648,244
Daily weighted average number of subscribers	33,197	33,197	33,197	33,013	33,013	33,013
ARPU	$13.30	$0.24	$13.54	$13.13	$0.24	$13.37
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Customer service and billing expenses, excluding connected vehicle services	$89,335	$90,388	$177,068	$182,508
Less: share-based payment expense	(1,077)	(1,029)	(2,141)	(2,040)
	$88,258	$89,359	$174,927	$180,468
Daily weighted average number of subscribers	33,197	31,746	33,013	31,559
Customer service and billing expenses, per average subscriber	$0.89	$0.94	$0.88	$0.95

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Cash Flow information
Net cash provided by operating activities	$579,418	$483,211	$994,116	$792,536
Net cash used in investing activities	$(99,313)	$(606,862)	$(184,307)	$(667,248)
Net cash used in financing activities	$(494,447)	$(63,667)	$(814,728)	$(296,057)
Free Cash Flow
Net cash provided by operating activities	$579,418	$483,211	$994,116	$792,536
Additions to property and equipment	(92,868)	(66,152)	(174,273)	(119,517)
Purchases of restricted and other investments	(307)	(334)	(7,138)	(7,355)
Free cash flow	$486,243	$416,725	$812,705	$665,664
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period.  The SAC, per installation, for the three and six months ended June 30, 2018 reflects adjustments as a result of adopting the new revenue standard as of January 1, 2018. SAC, per installation, is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Subscriber acquisition costs, excluding connected vehicle services	$119,778	$125,154	$242,471	$252,642
Less: margin from sales of radios and accessories, excluding connected vehicle services	(28,542)	(20,285)	(56,000)	(43,031)
	$91,236	$104,869	$186,471	$209,611
Installations	3,313	3,362	6,693	6,946
SAC, per installation	$27.54	$31.19	$27.86	$30.18

The table below illustrates the impact that the adoption of the new revenue standard has had on SAC, per installation, for the three and six months ended June 30, 2018.

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09
Subscriber acquisition costs, excluding connected vehicle services	$119,778	$800	$120,578	$242,471	$1,845	$244,316
Less: margin from sales of radios and accessories, excluding connected vehicle services	(28,542)	—	(28,542)	(56,000)	—	(56,000)
	$91,236	$800	$92,036	$186,471	$1,845	$188,316
Installations	3,313	3,313	3,313	6,693	6,693	6,693
SAC, per installation	$27.54	$0.24	$27.78	$27.86	$0.28	$28.14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of June 30, 2018, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. As of June 30, 2018, we also held the following material investments:

•
Pandora Media, Inc. ("Pandora") Series A Preferred Stock, which investment we have elected to account for under the fair value option. As of June 30, 2018, the fair value of this investment was $597.9 million, which was based on a Black-Scholes option pricing model and an income approach - discounted cash flow analysis. Had the market price of Pandora's common stock been 10% lower as of June 30, 2018, the value of our investment would have been approximately $24.4 million lower.

•
In connection with the recapitalization of Sirius XM Canada Holdings Inc. ("Sirius XM Canada"), on May 25, 2017, we loaned Sirius XM Canada $130.8 million. The loan is denominated in Canadian dollars and is subject to changes in foreign currency. It is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of June 30, 2018 was $130.2 million and approximates its fair value as of such date. Had the Canadian to U.S. dollar exchange rate been 10% lower as of June 30, 2018, the value of this loan would have been approximately $13.0 million lower.

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

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2018.

There has been no significant change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below.

SoundExchange Royalty Claims. On June 7, 2018, Sirius XM entered into an agreement with SoundExchange, Inc., the organization that collects and distributes sound recording royalties pursuant to our statutory license, to settle the cases titled SoundExchange, Inc. v. Sirius XM Radio, Inc., No.13-cv-1290-RJL (D.D.C.), and SoundExchange, Inc. v. Sirius XM Radio, Inc., No.17-cv-02666-RJL (D.D.C.). A description of these actions is contained in our prior public filings. In connection with the settlement, we made a one-time lump sum payment of $150 million to SoundExchange on July 6, 2018. The settlement resolved all outstanding claims, including ongoing audits, under our statutory license for sound recordings for the period January 1, 2007 through December 31, 2017.

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
As of June 30, 2018, our board of directors had authorized for repurchase an aggregate of $12.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2018, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2.5 billion shares for $9.7 billion, and $2.3 billion remained available under our stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2018 - April 30, 2018	2,299,086	$6.17	2,299,086	$2,313,968,439
May 1, 2018 - May 31, 2018	1,279,424	$6.37	1,279,424	$2,305,818,884
June 1, 2018 - June 30, 2018	—	$—	—	$2,305,818,884
Total	3,578,510	$6.24	3,578,510

(a)	These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of David J. Frear, Senior Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certificate of David J. Frear, Senior Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*10.1
Employment Agreement, dated as of May 31, 2018, between Sirius XM Radio Inc. and Dara F. Altman (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-34295)).

*10.2
Employment Agreement, dated as of June 1, 2018, between Sirius XM Radio Inc. and David J. Frear (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-34295)).

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2018 and 2017; (ii) Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the six months ended June 30, 2018 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements (Unaudited).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of July 2018.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)