Form 10-Q
period 2018-09-30
SIRIUS XM HOLDINGS INC.
filed 2018-10-24
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
Registrant’s telephone number, including area code: (212) 584-5100
Former name, former address and former fiscal year, if changed since last report: Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 22, 2018)
COMMON STOCK, $0.001 PAR VALUE	4,441,648,517	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue:
Subscriber revenue	$1,162,439	$1,136,027	$3,418,485	$3,325,295
Advertising revenue	46,187	41,462	135,477	117,656
Equipment revenue	40,699	32,337	112,628	91,669
Music royalty fee and other revenue	218,058	169,770	608,194	486,611
Total revenue	1,467,383	1,379,596	4,274,784	4,021,231
Operating expenses:
Cost of services:
Revenue share and royalties	343,015	296,498	1,057,431	866,691
Programming and content	96,256	98,239	302,742	290,038
Customer service and billing	94,626	94,655	284,073	286,754
Satellite and transmission	24,266	21,378	70,466	61,557
Cost of equipment	6,572	8,254	21,343	24,537
Subscriber acquisition costs	109,469	119,555	351,940	372,197
Sales and marketing	118,280	114,519	344,426	318,135
Engineering, design and development	31,011	29,433	89,133	81,033
General and administrative	85,821	83,187	263,110	245,995
Depreciation and amortization	75,510	79,913	222,345	230,136
Total operating expenses	984,826	945,631	3,007,009	2,777,073
Income from operations	482,557	433,965	1,267,775	1,244,158
Other income (expense):
Interest expense	(86,218)	(92,634)	(262,924)	(257,085)
Loss on extinguishment of debt	—	(43,679)	—	(43,679)
Other income (expense)	(41,766)	86,971	82,334	83,897
Total other income (expense)	(127,984)	(49,342)	(180,590)	(216,867)
Income before income taxes	354,573	384,623	1,087,185	1,027,291
Income tax expense	(11,525)	(108,901)	(162,344)	(342,387)
Net income	$343,048	$275,722	$924,841	$684,904
Foreign currency translation adjustment, net of tax	7,854	3,680	(9,972)	6,426
Total comprehensive income	$350,902	$279,402	$914,869	$691,330
Net income per common share:
Basic	$0.08	$0.06	$0.21	$0.15
Diluted	$0.07	$0.06	$0.20	$0.14
Weighted average common shares outstanding:
Basic	4,473,652	4,618,368	4,482,249	4,660,041
Diluted	4,574,487	4,704,571	4,586,346	4,734,841
Dividends declared per common share	$0.011	$0.010	$0.033	$0.030

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$46,044	$69,022
Receivables, net	245,768	241,727
Inventory, net	19,514	20,199
Related party current assets	10,087	10,284
Prepaid expenses and other current assets	173,035	129,669
Total current assets	494,448	470,901
Property and equipment, net	1,498,297	1,462,766
Intangible assets, net	2,505,384	2,522,846
Goodwill	2,289,985	2,286,582
Related party long-term assets	1,018,740	962,080
Deferred tax assets	330,998	505,528
Other long-term assets	135,655	118,671
Total assets	$8,273,507	$8,329,374
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$799,094	$794,341
Accrued interest	84,973	137,428
Current portion of deferred revenue	1,921,517	1,881,825
Current maturities of debt	4,411	5,105
Related party current liabilities	4,380	2,839
Total current liabilities	2,814,375	2,821,538
Long-term deferred revenue	154,145	174,579
Long-term debt	6,562,152	6,741,243
Related party long-term liabilities	5,889	7,364
Deferred tax liabilities	8,169	8,169
Other long-term liabilities	104,152	100,355
Total liabilities	9,648,882	9,853,248
Commitments and contingencies (Note 14)
Stockholders’ (deficit) equity:
Common stock, par value $0.001; 9,000,000 shares authorized; 4,450,181 and 4,530,928 shares issued; 4,449,194 and 4,527,742 outstanding at September 30, 2018 and December 31, 2017, respectively	4,449	4,530
Accumulated other comprehensive income, net of tax	12,448	18,407
Additional paid-in capital	922,376	1,713,816
Treasury stock, at cost; 987 and 3,186 shares of common stock at September 30, 2018 and December 31, 2017, respectively	(6,287)	(17,154)
Accumulated deficit	(2,308,361)	(3,243,473)
Total stockholders’ (deficit) equity	(1,375,375)	(1,523,874)
Total liabilities and stockholders’ (deficit) equity	$8,273,507	$8,329,374

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance at December 31, 2017	4,530,928	$4,530	$18,407	$1,713,816	3,186	$(17,154)	$(3,243,473)	$(1,523,874)
Cumulative effect of change in accounting principles	—	—	4,013	30,398	—	—	10,271	44,682
Comprehensive income, net of tax	—	—	(9,972)	—	—	—	924,841	914,869
Share-based payment expense	—	—	—	99,853	—	—	—	99,853
Exercise of options and vesting of restricted stock units	25,169	25	—	(18)	—	—	—	7
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(112,019)	—	—	—	(112,019)
Cash dividends paid on common stock	—	—	—	(148,000)	—	—	—	(148,000)
Common stock repurchased	—	—	—	—	103,717	(650,893)	—	(650,893)
Common stock retired	(105,916)	(106)	—	(661,654)	(105,916)	661,760	—	—
Balance at September 30, 2018	4,450,181	$4,449	$12,448	$922,376	987	$(6,287)	$(2,308,361)	$(1,375,375)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$924,841	$684,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222,345	230,136
Non-cash interest expense, net of amortization of premium	6,991	6,731
Provision for doubtful accounts	37,529	42,329
Amortization of deferred income related to equity method investment	(2,082)	(2,082)
Loss on extinguishment of debt	—	43,679
Loss (gain) on unconsolidated entity investments, net	2,065	(7,541)
Gain on fair value instrument	(73,880)	(72,245)
Dividend received from unconsolidated entity investment	1,748	3,606
Share-based payment expense	99,853	94,588
Deferred income taxes	172,879	318,190
Changes in operating assets and liabilities:
Receivables	(41,570)	(43,665)
Inventory	685	(396)
Related party, net	2,494	(4,934)
Prepaid expenses and other current assets	(35,189)	16,698
Other long-term assets	5,846	7,559
Accounts payable and accrued expenses	8,217	1,951
Accrued interest	(52,455)	(22,094)
Deferred revenue	65,068	9,955
Other long-term liabilities	1,001	6,395
Net cash provided by operating activities	1,346,386	1,313,764
Cash flows from investing activities:
Additions to property and equipment	(238,735)	(206,717)
Purchases of other investments	(7,374)	(7,595)
Acquisition of business, net of cash acquired	(677)	(107,351)
Investments in related parties and other equity investees	(7,720)	(612,205)
Repayment from (loan to) related party	3,242	(130,794)
Net cash used in investing activities	(251,264)	(1,064,662)
Cash flows from financing activities:
Proceeds from exercise of stock options	7	774
Taxes paid in lieu of shares issued for stock-based compensation	(111,281)	(84,291)
Revolving credit facility, net of deferred financing costs	(184,701)	(100,000)
Proceeds from long-term borrowings, net of costs	—	2,473,506
Principal payments of long-term borrowings	(11,778)	(1,509,910)
Payment of premiums on redemption of debt	—	(33,065)
Common stock repurchased and retired	(661,760)	(996,263)
Dividends paid	(148,000)	(139,854)
Net cash used in financing activities	(1,117,513)	(389,103)
Net decrease in cash, cash equivalents and restricted cash	(22,391)	(140,001)
Cash, cash equivalents and restricted cash at beginning of period	79,374	223,828
Cash, cash equivalents and restricted cash at end of period(1)	$56,983	$83,827

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$304,705	$270,365
Income taxes paid	$5,625	$16,647
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$499	$—
Treasury stock not yet settled	$10,867	$9,152
Accumulated other comprehensive loss (income), net of tax	$9,972	$(6,426)
Issuance of common stock as part of recapitalization of Sirius XM Canada	$—	$178,850

(1)
The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$46,044	$69,022	$73,553	$213,939
Restricted cash included in Prepaid expenses and other current assets	150	244	385	—
Restricted cash included in Other long-term assets	10,789	10,108	9,889	9,889
Total cash, cash equivalents and restricted cash at end of period	$56,983	$79,374	$83,827	$223,828

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
Business
We transmit music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems, and a larger set of music and other channels, SiriusXM On Demand featuring recent and archived shows, and SiriusXM Video, through our streaming service, available online and through applications for mobile devices, home devices and other consumer electronic equipment.  We also provide connected vehicle services.  Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.
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
Our primary source of revenue is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We offer discounts for prepaid, longer-term subscription plans, as well as a multiple subscription discount.  We also derive revenue from certain fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic and data services.
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
On September 23, 2018, Holdings entered into an agreement to acquire Pandora Media, Inc. (“Pandora”) in an all-stock transaction initially valued at $3.5 billion. In connection with the acquisition, each outstanding share of Pandora common stock, par value $0.0001 per share, will be converted into the right to receive 1.44 shares of Holdings common stock, par value $0.001 per share. The transaction is conditioned upon the vote of holders of a majority of the combined voting power of the outstanding shares of Pandora common stock and the outstanding shares of Pandora’s Series A Preferred Stock, voting together as a single class, in favor of the adoption of the merger agreement. In addition, the completion of the transaction is subject to other customary conditions, including, among others, (i) the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act has expired or been terminated, (ii) the decisions, orders, consents or expiration of any waiting periods required by the competition laws of other countries and jurisdictions, (iii) the absence of any law or order that prohibits or makes illegal the merger and (iv) subject to certain exceptions, the accuracy of the representations and warranties of each party and compliance by the parties with their respective covenants. The transaction is expected to close in the first quarter of 2019. Refer to Note 10 for more information on this transaction.
As of September 30, 2018, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 71% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

All significant intercompany transactions have been eliminated in consolidation. In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 16.
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

(2)	Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of September 30, 2018 and December 31, 2017, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
Our assets and liabilities measured at fair value were as follows:

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Pandora investment (a)	—	$554,352	—	$554,352	—	$480,472	—	$480,472
Liabilities:
Debt (b)	—	$6,585,588	—	$6,585,588	—	$6,987,473	—	$6,987,473

(a)
During the year ended December 31, 2017, Sirius XM completed a $480,000 investment in Pandora. We have elected the fair value option to account for this investment. Refer to Note 10 for information on this transaction.

(b)
The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 11 for information related to the carrying value of our debt as of September 30, 2018 and December 31, 2017.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income of $12,448 was primarily comprised of the cumulative foreign currency translation adjustments related to our investment in and loan to Sirius XM Canada Holdings Inc. (“Sirius XM Canada”) (refer to Note 10 for additional information). During the three and nine months ended September 30, 2018, we recorded foreign currency translation adjustment income (loss) of $7,854 and $(9,972) net of tax benefit (expense) of $(2,491) and $3,244, respectively. In addition, we reclassified stranded tax effects of $4,013 related to the adoption of Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, during the nine months ended September 30, 2018.
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of income as the costs related to the hosting fees. The guidance in this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after adoption. This ASU will not have a material impact on our unaudited consolidated statements of operations.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, amending certain aspects of the new leasing standard. The amendment allows an additional optional transition method whereby an entity records a cumulative effect adjustment to opening retained earnings in the year of adoption without restating prior periods. We plan to adopt this ASU on January 1, 2019 and elect the additional transition method and do not expect to record a cumulative effect adjustment to opening Accumulated deficit. We expect the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and lease liabilities on our consolidated balance sheets for operating leases and will not materially impact our consolidated statements of operations or our debt.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Revenue Share - Paid Trials
We previously recorded revenue share related to paid trials as Revenue share and royalties expense. Under the new revenue standard, we have recorded these revenue share payments as a reduction to revenue as the payments do not transfer a distinct good or service to us. Prior to the adoption, we recognized revenue share related to paid trial subscriptions as the Current portion of deferred revenue. Under the new revenue standard, we reclassified the revenue share related to paid trial subscriptions existing as of the date of adoption from Current portion of deferred revenue to Accounts payable and accrued expenses. For new paid trial subscriptions, the net amount of the paid trial subscription is recorded as deferred revenue and the portion of revenue share is recorded to Accounts payable and accrued expenses.
Other Impacts
Other impacts of the new revenue standard include:

•
Activation fees were previously recognized over the expected subscriber life using the straight-line method. Under the new revenue standard, activation fees have been recognized over a one month period from activation as the activation fees are non-refundable and they do not convey a material right. As of January 1, 2018, we reduced deferred revenue related to activation fees of $8,260, net of tax, to Accumulated deficit.

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
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued ASU 2018-02 to amend its standard on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) that was passed in December 2017 from accumulated other comprehensive income (“AOCI”) directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. The guidance is effective for interim and fiscal years beginning after December 15, 2018, with early adoption permitted. We elected to adopt ASU 2018-02 effective January 1, 2018 and reclassified the stranded tax effects due to the Tax Act of $4,013 related to the currency translation adjustment from our investment balance and note receivable with Sirius XM Canada from AOCI to Accumulated deficit. The adoption did not have any impact on our unaudited consolidated statement of comprehensive income.
ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. In June 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments made to nonemployees so that the accounting for such payments is substantially the same as those made to employees, with certain exceptions. Under this ASU, equity-classified share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees, unless the award is modified after the service has been rendered, any other conditions necessary to earn the right to benefit from the instruments have been satisfied, and the nonemployee is no longer providing services. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We elected to early adopt ASU 2018-07 effective July 1, 2018 and remeasured our unsettled liability-classified nonemployee awards at their January 1, 2018 fair value by recording a retrospective cumulative effect adjustment to opening Accumulated deficit and reclassified our previously liability-classified awards to equity.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

The cumulative effects of the changes made to our consolidated balance sheet as of January 1, 2018 for the adoption of ASU 2014-09, ASU 2018-02 and ASU 2018-07 are included in the table below.

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Adjustments Due to ASU 2018-02	Adjustments Due to ASU 2018-07	Balance at January 1, 2018
Balance Sheet
Assets
Prepaid expenses and other current assets	$129,669	$8,262	$—	$—	$137,931
Other long-term assets	118,671	2,576	—	—	121,247
Deferred tax assets	505,528	(5,915)	—	—	499,613

Liabilities:
Accounts payable and accrued expenses	794,341	32,399	—	(26,266)	800,474
Current portion of deferred revenue	1,881,825	(41,902)	—	—	1,839,923
Long-term deferred revenue	174,579	(3,990)	—	—	170,589

Equity:
Additional paid-in capital	1,713,816	—	—	30,398	1,744,214
Accumulated deficit	(3,243,473)	18,416	(4,013)	(4,132)	(3,233,202)
AOCI, net of tax	18,407	—	4,013	—	22,420
The following tables illustrate the impacts of adopting ASU 2014-09 on our unaudited consolidated statement of comprehensive income.

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09
Income Statement
Revenues
Subscriber revenue	$1,162,439	$24,103	$1,186,542	$3,418,485	$72,282	$3,490,767

Expenses
Revenue share and royalties	343,015	22,743	365,758	1,057,431	67,047	1,124,478
Subscriber acquisition costs	109,469	902	110,371	351,940	2,748	354,688
Income tax expense	(11,525)	(15)	(11,540)	(162,344)	(371)	(162,715)

Net Income	$343,048	$443	$343,491	$924,841	$2,116	$926,957

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
Subscriber Revenue
Subscriber revenue consists primarily of subscription fees and other ancillary subscription based revenues. Revenue is recognized on a straight line basis when the performance obligations to provide each service for the period are satisfied, which is over time as our subscription services are continuously transmitted and can be consumed by customers at any time. Consumers purchasing or leasing a vehicle with a factory-installed satellite radio typically receive between a three and twelve month subscription to our service.  In certain cases, the subscription fees for these consumers are prepaid by the applicable automaker. Prepaid subscription fees received from certain automakers or directly from consumers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon sale and activation. Activation fees are recognized over one month as the activation fees are non-refundable and do not provide for a material right to the customer. There is no revenue recognized for unpaid trial subscriptions. In some cases we pay a loyalty fee to the OEM when we receive a certain amount of payments from self-pay customers acquired from that OEM. These fees are considered incremental costs to obtain a contract and are, therefore, recognized as an asset and amortized to Subscriber acquisition costs over an average subscriber life of that OEM. Revenue share and loyalty fees paid to the OEM offering a paid trial are accounted for as a reduction of revenue as the payment does not provide a distinct good or service.
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
Deferred Revenue
Customers pay for the services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited consolidated statement of comprehensive income as the services are provided. Changes in the liability balance during the period ended September 30, 2018 was not materially impacted by other factors.
Transaction Price Allocated to the Remaining Performance Obligations
As the majority of our contracts are one year or less, we have utilized the optional exemption under ASC 606-10-50-14 and will not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of September 30, 2018, less than ten percent of our total deferred revenue balance related to contracts that extended beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts will be recognized on a straight-line basis as our services are provided.

(4)	Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and nine months ended September 30, 2018 and 2017.
Common stock equivalents of 21,821 and 54,555 for the three months ended September 30, 2018 and 2017, respectively, and 13,897 and 42,481 for the nine months ended September 30, 2018 and 2017, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income available to common stockholders for basic and diluted net income per common share	$343,048	$275,722	$924,841	$684,904
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,473,652	4,618,368	4,482,249	4,660,041
Weighted average impact of dilutive equity instruments	100,835	86,203	104,097	74,800
Weighted average shares for diluted net income per common share	4,574,487	4,704,571	4,586,346	4,734,841
Net income per common share:
Basic	$0.08	$0.06	$0.21	$0.15
Diluted	$0.07	$0.06	$0.20	$0.14

(5)	Receivables, net
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
Receivables, net, consists of the following:

	September 30, 2018	December 31, 2017
Gross customer accounts receivable	$106,919	$100,342
Allowance for doubtful accounts	(7,020)	(9,500)
Customer accounts receivable, net	$99,899	$90,842
Receivables from distributors	114,962	121,410
Other receivables	30,907	29,475
Total receivables, net	$245,768	$241,727

(6)	Inventory, net
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
Inventory, net, consists of the following:

	September 30, 2018	December 31, 2017
Raw materials	$5,650	$6,489
Finished goods	18,510	21,225
Allowance for obsolescence	(4,646)	(7,515)
Total inventory, net	$19,514	$20,199

(7)	Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASC 350 also states that a reporting unit with a zero or negative carrying amount is not required to perform a qualitative assessment. The carrying amount recorded for our one reporting unit and goodwill was $(1,375,375) and $2,289,985, respectively, as of September 30, 2018.
We recorded $3,403 to Goodwill related to an immaterial acquisition during the three months ended September 30, 2018.
As of September 30, 2018, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and nine months ended September 30, 2018 and 2017.  As of September 30, 2018, the cumulative balance of goodwill impairments recorded since the July 2008 merger (the “Merger”) between our wholly owned subsidiary, Vernon

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Merger Corporation, and XM Satellite Radio Holdings Inc. (“XM”), was $4,766,190, which was recognized during the year ended December 31, 2008.

(8)	Intangible Assets
Our intangible assets include the following:

		September 30, 2018			December 31, 2017
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademarks	Indefinite	250,800	—	250,800	250,800	—	250,800
Definite life intangible assets:
Subscriber relationships	9 years	—	—	—	380,000	(380,000)	—
OEM relationships	15 years	220,000	(72,111)	147,889	220,000	(61,111)	158,889
Licensing agreements	12 years	45,289	(37,104)	8,185	45,289	(34,350)	10,939
Software and technology	7 years	33,872	(19,016)	14,856	43,915	(25,351)	18,564
Total intangible assets		$2,633,615	$(128,231)	$2,505,384	$3,023,658	$(500,812)	$2,522,846

Indefinite Life Intangible Assets
We have identified our FCC licenses and the XM and Automatic Labs Inc. trademarks as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.
We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. Each of the FCC licenses authorizes us to use radio spectrum, a reusable resource that does not deplete or exhaust over time.
Our annual impairment assessment of our identifiable indefinite life intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As of September 30, 2018, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three and nine months ended September 30, 2018 and 2017.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $5,738 and $7,966 for the three months ended September 30, 2018 and 2017, respectively, and $17,462 and $31,592 for the nine months ended September 30, 2018 and 2017, respectively. We retired definite lived intangible assets of $390,043 during the nine months ended September 30, 2018 primarily related to fully amortized subscriber relationships. There were no retirements of definite lived intangible assets during the nine months ended September 30, 2017. The expected amortization expense for the remaining period in 2018, each of the fiscal years 2019 through 2022 and for periods thereafter is as follows:

Years ending December 31,	Amount
2018 (remaining)	$5,675
2019	22,701
2020	22,121
2021	16,678
2022	15,542
Thereafter	88,213
Total definite life intangible assets, net	$170,930

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(9)	Property and Equipment
Property and equipment, net, consists of the following:

	September 30, 2018	December 31, 2017
Satellite system	$1,586,794	$1,586,794
Terrestrial repeater network	125,124	123,254
Leasehold improvements	59,482	57,635
Broadcast studio equipment	106,478	96,582
Capitalized software and hardware	737,271	639,516
Satellite telemetry, tracking and control facilities	75,032	69,147
Furniture, fixtures, equipment and other	100,882	96,965
Land	38,411	38,411
Building	62,461	61,824
Construction in progress	419,641	301,153
Total property and equipment	3,311,576	3,071,281
Accumulated depreciation and amortization	(1,813,279)	(1,608,515)
Property and equipment, net	$1,498,297	$1,462,766
Construction in progress consists of the following:

	September 30, 2018	December 31, 2017
Satellite system	$276,627	$183,243
Terrestrial repeater network	4,037	2,515
Capitalized software and hardware	116,692	94,456
Other	22,285	20,939
Construction in progress	$419,641	$301,153
Depreciation and amortization expense on property and equipment was $69,772 and $71,947 for the three months ended September 30, 2018 and 2017, respectively, and $204,883 and $198,544 for the nine months ended September 30, 2018 and 2017, respectively.  We retired property and equipment of $77,040 during the nine months ended September 30, 2017. There were no retirements of property and equipment during the nine months ended September 30, 2018.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $3,097 and $1,324 for the three months ended September 30, 2018 and 2017, respectively, and $8,252 and $3,047 for the nine months ended September 30, 2018 and 2017, respectively, which related to the construction of our SXM-7 and SXM-8 satellites.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Satellites
As of September 30, 2018, we owned a fleet of five satellites.  The chart below provides certain information on our satellites as of September 30, 2018:

Satellite Description	Year Delivered	Estimated End of Depreciable Life
SIRIUS FM-5	2009	2024
SIRIUS FM-6	2013	2028
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025
Each satellite requires an FCC license and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite licenses.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. We submitted our renewal application for the XM-5 license during the third quarter.
The following table outlines the years in which each of our satellite licenses expires:

FCC satellite licenses	Expiration year
SIRIUS FM-5	2025
SIRIUS FM-6	2022
XM-3	2021
XM-4	2022
XM-5	2018

(10)	Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Liberty Media, Sirius XM Canada and Pandora.

Liberty Media
As of September 30, 2018, Liberty Media beneficially owned, directly and indirectly, approximately 71% of the outstanding shares of our common stock. Liberty Media has two executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

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
In connection with the Transaction, Sirius XM also made a contribution in the form of a loan to Sirius XM Canada in the aggregate amount of $130,794. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. The loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The terms of the loan require Sirius XM Canada to prepay a portion of the outstanding principal amount of the loan within sixty days of the end of each fiscal year in an amount equal to any cash on hand in excess of C$10,000 at the last day of the financial year if all target dividends have been paid in full. During the nine months ended September 30, 2018, Sirius XM Canada repaid $3,242 of the principal amount of the loan.
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
We had the following related party balances associated with Sirius XM Canada:

	September 30, 2018	December 31, 2017
Related party current assets	$10,087	$10,284
Related party long-term assets	$464,388	$481,608
Related party current liabilities	$4,380	$2,839
Related party long-term liabilities	$5,889	$7,364
As of September 30, 2018 and December 31, 2017, our related party current asset balance included amounts due under the Services Agreement and Advisory Services Agreement and certain amounts related to transactions outside the scope of the new services arrangements. Our related party long-term assets balance as of September 30, 2018 and December 31, 2017 included the carrying value of our investment balance in Sirius XM Canada of $331,231 and $341,214, respectively, and, as of September 30, 2018 and December 31, 2017, also included $133,157 and $140,073, respectively, for the long-term value of the outstanding loan to Sirius XM Canada. Our related party liabilities as of each of September 30, 2018 and December 31, 2017 included $2,776 for the current portion of deferred revenue and $3,006 and $5,088, respectively, for the long-term portion of deferred revenue recorded as of the Merger date related to agreements with legacy XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.

Sirius XM Canada paid gross dividends to us of $402 during the three months ended September 30, 2018 and $1,840 and $3,796 during the nine months ended September 30, 2018 and 2017, respectively. Sirius XM Canada did not pay any dividends to us during the three months ended September 30, 2017.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other income for any remaining portion.
We recorded the following revenue and other income associated with Sirius XM Canada in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue (a)(b)	$24,606	$23,141	$71,976	$63,486
Other income
Share of net earnings (b)	$1,034	$9,725	$1,119	$7,542
Interest income (c)	$2,553	$2,718	$7,757	$3,521

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(b)
Prior to the Transaction, we recognized our proportionate share of revenue and earnings or losses attributable to Sirius XM Canada on a one month lag. As a result of the Transaction, there is no longer a one-month lag and Sirius XM Canada changed its fiscal year-end to December 31 to align with us. For the three and nine months ended September 30, 2018, Share of net earnings included $603 and $1,838, respectively, of amortization related to equity method intangible assets.

(c)	This interest income relates to the loan to Sirius XM Canada and is recorded as Other income in our unaudited consolidated statements of comprehensive income.

Pandora
On September 22, 2017, Sirius XM completed a $480,000 investment in Pandora in which Sirius XM purchased 480 shares of Pandora’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). As of September 30, 2018, the Series A Preferred Stock, including accrued but unpaid dividends, represents a stake of approximately 18% of Pandora's common stock outstanding and approximately a 15% interest on an as-converted basis. Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners.
The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock of Pandora (“Pandora Common Stock”) at an initial conversion price of $10.50 per share of Pandora Common Stock and an initial conversion rate of 95.2381 shares of Pandora Common Stock per share of Series A Preferred Stock, subject to certain customary anti-dilution adjustments. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears, if and when declared. Pandora has the option to pay dividends in cash or accumulate dividends in lieu of paying cash. Any conversion of Series A Preferred Stock may be settled by Pandora, at its option, in shares of Pandora Common Stock, cash or any combination thereof. However, unless and until Pandora’s stockholders have approved the issuance of greater than 19.99% of the outstanding Pandora Common Stock, the Series A Preferred Stock may not be converted into more than 19.99% of Pandora’s outstanding Pandora Common Stock as of June 9, 2017. The liquidation preference of the Series A Preferred Stock, including accrued dividends of $33,270, was $513,270 as of September 30, 2018.
As the investment includes a conversion option, we have elected to account for this investment under the fair value option to reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments. Under the fair value option, any gains (losses) associated with the change in fair value will be recognized in Other income within our unaudited consolidated statements of comprehensive income. In connection with the acquisition of Pandora, the Series A Preferred Stock will be canceled as part of the proposed transaction. The cancellation of the Series A Preferred Stock as part of the proposed transaction has reduced the value of the Pandora investment as compared to the prior quarter. We recognized a $43,569 unrealized loss and $73,880 unrealized gain during the three and nine months ended September 30, 2018, respectively, and a $72,245 unrealized gain during the three and nine months ended September 30, 2017 as Other income in our unaudited consolidated statements of comprehensive income for this investment. The fair value of our investment in Pandora, including accrued dividends, as of September 30, 2018 and December 31, 2017 was $554,352 and $480,472, respectively, and is recorded as a related party long-term asset within our unaudited consolidated balance sheets. This investment does not meet the requirements for the equity method of accounting as it does not qualify as in-substance common stock.
On September 23, 2018, Holdings entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Holdings, Pandora and White Oaks Acquisition Corp., pursuant to which, subject to the terms and conditions of the Merger Agreement, Holdings agreed to acquire Pandora (such transaction, the “Merger”). Pursuant to the Merger, each outstanding share of Pandora Common Stock, will be converted into the right to receive 1.44 shares (the “Exchange Ratio”) of Holdings common stock, par value $0.001 per share (“Holdings Common Stock”).

Further, pursuant to the Merger:

•
each option granted by Pandora under its stock incentive plans to purchase shares of Pandora Common Stock, whether vested or unvested will be assumed and converted into an option to purchase shares of Holdings Common Stock, with appropriate adjustments (based on the Exchange Ratio) to the exercise price and number of shares of Holdings Common Stock subject to such option, and will have the same vesting schedule and exercise conditions as in effect as of immediately prior to the closing of the Merger;

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

•
each unvested restricted stock unit granted by Pandora under its stock incentive plans will be assumed and converted into an unvested restricted stock unit of Holdings, with appropriate adjustments (based on the Exchange Ratio) to the number of shares of Holdings Common Stock to be received, and will have the same vesting schedule and settlement date as in effect as of immediately prior to the closing of the Merger; and

•
each unvested performance award granted by Pandora under its stock incentive plans shall be canceled and forfeited if the per share value of merger consideration at the closing of the transactions as determined pursuant to the Merger Agreement is less than $20.00, and otherwise each such award will be assumed and converted into a time vesting award to receive a number of shares of Holdings Common Stock based on the Exchange Ratio, and will have the same vesting schedule as in effect as of immediately prior to the closing of the Merger.

The Merger Agreement contains customary representations and warranties from both Holdings and Pandora, and each party has agreed to customary covenants, including covenants relating to the conduct of Holdings’ and Pandora’s businesses during the period between the execution of the Merger Agreement and the closing of the Merger. In the case of Pandora, such obligations include its agreement to call a meeting of its stockholders to adopt the Merger Agreement, and, subject to certain exceptions, to recommend that its stockholders adopt the Merger Agreement.

During the period beginning on the date of the Merger Agreement and ending at 12:01 A.M. (New York City time) on October 24, 2018 (the “No-Shop Period Start Date”), Pandora has the right to (i) initiate, solicit, facilitate and encourage any inquiry or the making of any proposal or offer that constitutes, or could reasonably be expected to lead to, a competing acquisition proposal, (ii) furnish to any person that is party to an acceptable confidentiality agreement any information which is reasonably requested by any person in connection with their potentially making a competing acquisition proposal and (iii) participate or engage in discussions or negotiations with such person regarding a competing acquisition proposal.

On the No-Shop Period Start Date, Pandora will cease such activities, and will be subject to further restrictions, including that it will not (i) solicit proposals or offers that constitute, or could reasonably be expected to lead to, a competing acquisition proposal or (ii) engage in any discussions or negotiations regarding a competing acquisition proposal. However, prior to obtaining stockholder approval, Pandora may engage in the foregoing activities with any third party that provides Pandora with a competing acquisition proposal after the execution of the Merger Agreement and prior to the No-Shop Period Start Date (an “Excluded Party”), which acquisition proposal the Pandora board of directors determines in good faith prior to the No-Shop Period Start Date is or would reasonably be expected to lead to a superior proposal, unless such proposal is withdrawn or, in the good faith determination of the Pandora board of directors, no longer is or would reasonably be expected to lead to a superior proposal. Furthermore, Pandora can also engage in such activities with any third party that provides to Pandora an unsolicited bona fide written competing acquisition proposal, if the Pandora board of directors determines in good faith that such acquisition proposal constitutes, or is reasonably likely to result in, a superior proposal.

Prior to the approval of the Merger Agreement by the Pandora stockholders, the Pandora board of directors may change its recommendation that the Pandora stockholders adopt the Merger Agreement if the Pandora board of directors receives a superior proposal or if there is an intervening event, but only if certain conditions are satisfied with respect thereto and Pandora complies with its obligations in respect thereof.

The Pandora stockholders will be asked to vote on the adoption of the Merger Agreement at a special stockholder meeting that will be held on a date to be announced. The Merger is conditioned upon the vote of holders of a majority of the combined voting power of the outstanding shares of Pandora Common Stock and the outstanding shares of Series A Preferred Stock, voting together as a single class, in favor of the adoption of the Merger Agreement. Holdings has agreed to vote or cause to be voted all of the shares owned beneficially or of record by Holdings or its affiliates.

In addition to the stockholder approval described above, the completion of the Merger is subject to other customary conditions, including, among others, (i) the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act has expired or been terminated, (ii) the decisions, orders, consents or expiration of any waiting periods required by the competition laws of other countries and jurisdictions, (iii) the absence of any law or order that prohibits or makes illegal the Merger and (iv) subject to certain exceptions, the accuracy of the representations and warranties of each party and compliance by the parties with their respective covenants.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

It is intended that the Merger qualifies as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1986 for Federal income tax purposes. However, if either Pandora or Holdings are unable to receive an opinion of counsel to that effect, the parties have agreed to restructure the Merger so that the Merger will be treated as a taxable stock sale.

The Merger Agreement provides certain termination rights for both Holdings and Pandora, including the right of Pandora, prior to the adoption of the Merger Agreement by the Pandora stockholders, to terminate the Merger Agreement in order to enter into an agreement with respect to a superior proposal, so long as Pandora complies with certain notice and other requirements set forth in the Merger Agreement. In connection with any such termination and under other specified circumstances, Pandora must pay Holdings a termination fee of $105,000; provided that if, subject to specified limitations, Pandora terminates the Merger Agreement to accept a superior proposal with an Excluded Party by 11:59 P.M. (New York City time) on November 22, 2018, Pandora will pay Holdings a termination fee of $52,500.

(11)	Debt
Our debt as of September 30, 2018 and December 31, 2017 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at September 30, 2018	September 30, 2018	December 31, 2017
Sirius XM (b)	July 2017	3.875% Senior Notes	August 1, 2022	semi-annually on February 1 and August 1	$1,000,000	$993,218	$992,011
Sirius XM (b)	May 2013	4.625% Senior Notes	May 15, 2023	semi-annually on May 15 and November 15	500,000	497,064	496,646
Sirius XM (b)	May 2014	6.00% Senior Notes	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,489,146	1,488,002
Sirius XM (b)	March 2015	5.375% Senior Notes	April 15, 2025	semi-annually on April 15 and October 15	1,000,000	992,028	991,285
Sirius XM (b)	May 2016	5.375% Senior Notes	July 15, 2026	semi-annually on January 15 and July 15	1,000,000	990,830	990,138
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500,000	1,487,017	1,486,162
Sirius XM (c)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 29, 2023	variable fee paid quarterly	1,750,000	118,000	300,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	6,963	10,597
Total Debt						6,574,266	6,754,841
Less: total current maturities						4,411	5,105
Less: total deferred financing costs for Notes						7,703	8,493
Total long-term debt						$6,562,152	$6,741,243

(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.

(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

(c)
In June 2018, Sirius XM entered into an amendment to extend the maturity of the Credit Facility to June 2023. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of September 30, 2018.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.

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
At September 30, 2018 and December 31, 2017, we were in compliance with our debt covenants.

(12)	Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000,000 shares of common stock. There were 4,450,181 and 4,530,928 shares of common stock issued and 4,449,194 and 4,527,742 shares outstanding on September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018, there were 278,575 shares of common stock reserved for issuance in connection with outstanding stock based awards to be granted to members of our board of directors, employees and third parties.
Quarterly Dividends
During the nine months ended September 30, 2018, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 23, 2018	$0.011	February 7, 2018	$49,397	February 28, 2018
April 26, 2018	$0.011	May 10, 2018	$49,287	May 31, 2018
July 18, 2018	$0.011	August 10, 2018	$49,316	August 31, 2018

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

Stock Repurchase Program
As of September 30, 2018, our board of directors had approved for repurchase an aggregate of $12,000,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2018, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,577,852 shares for $10,028,012, and $1,971,988 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the nine months ended:

	September 30, 2018		September 30, 2017
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market (a)	103,717	$650,893	194,324	$987,111

(a)
As of September 30, 2018, $6,287 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders’ (deficit) equity. For a discussion of subsequent events refer to Note 16.

Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50,000 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of September 30, 2018 and 2017.

(13)	Benefit Plans
We recognized share-based payment expense of $29,405 and $34,891 for the three months ended September 30, 2018 and 2017, respectively, and $99,853 and $94,588 for the nine months ended September 30, 2018 and 2017, respectively. Due to the adoption of ASU 2018-07, the share-based payment expense for the three months ended September 30, 2018 includes a cumulative retrospective benefit of $4,704 which relates to the six months ended June 30, 2018.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of September 30, 2018, 157,212 shares of common stock were available for future grants under the 2015 Plan.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.8%	1.8%	2.7%	1.8%
Expected life of options — years	4.98	4.66	4.44	4.60
Expected stock price volatility	23%	24%	23%	24%
Expected dividend yield	0.6%	0.7%	0.7%	0.7%
There were no options granted to third parties during the three and nine months ended September 30, 2018 and 2017.
The following table summarizes stock option activity under our share-based plans for the nine months ended September 30, 2018:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	280,457	$3.76
Granted	28,235	$6.71
Exercised	(61,566)	$3.35
Forfeited, cancelled or expired	(2,831)	$4.62
Outstanding as of September 30, 2018	244,295	$4.19	6.50	$532,346
Exercisable as of September 30, 2018	136,114	$3.56	5.66	$375,758
The weighted average grant date fair value per share of stock options granted during the nine months ended September 30, 2018 was $1.48.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was $205,963 and $148,133, respectively.  During the nine months ended September 30, 2018 the number of net settled shares which were issued as a result of stock option exercises was 18,510.
We recognized share-based payment expense associated with stock options of $11,504 and $21,454 for the three months ended September 30, 2018 and 2017, respectively, and $51,939 and $61,091 for the nine months ended September 30, 2018 and 2017, respectively.
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the nine months ended September 30, 2018:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2017	31,323	$4.54
Granted	15,072	$6.56
Vested	(11,245)	$4.25
Forfeited	(870)	$4.92
Nonvested as of September 30, 2018	34,280	$5.48
The total intrinsic value of restricted stock units, including PRSUs, vesting during the nine months ended September 30, 2018 and 2017 was $75,762 and $46,920, respectively. During the nine months ended September 30, 2018, the number of net settled shares which were issued as a result of restricted stock units vesting totaled 6,659. During the nine months ended September 30, 2018, we granted 3,780 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

In connection with the cash dividends paid during the nine months ended September 30, 2018, we granted 180 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the nine months ended September 30, 2018.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $17,901 and $13,437 for the three months ended September 30, 2018 and 2017, respectively, and $47,914 and $33,497 for the nine months ended September 30, 2018 and 2017, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at September 30, 2018 and December 31, 2017 was $274,610 and $241,521, respectively.  The total unrecognized compensation costs at September 30, 2018 are expected to be recognized over a weighted-average period of 1.84 years.
401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We recognized $1,956 and $1,775 in expense during three months ended September 30, 2018 and 2017, respectively, and $5,984 and $5,292 in expense during the nine months ended September 30, 2018 and 2017, respectively, in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, for the three months ended September 30, 2018 and 2017 were $236 and $240, respectively, and for the nine months ended September 30, 2018 and 2017 were $7,374 and $7,595, respectively. As of September 30, 2018 and December 31, 2017, the fair value of the investments held in the trust were $23,398 and $14,641, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administration expense within our unaudited consolidated statements of comprehensive income.  For the three and nine months ended September 30, 2018 and 2017, we recorded an immaterial amount of unrealized gains on investments held in the trust.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in thousands, except per share amounts)

(14)	Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of September 30, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total
Debt obligations	$1,094	$3,936	$1,207	$726	$1,000,000	$5,618,000	$6,624,963
Cash interest payments	41,545	343,442	343,412	343,373	343,367	921,685	2,336,824
Satellite and transmission	43,165	105,632	51,138	4,269	2,830	4,690	211,724
Programming and content	64,496	266,625	217,560	123,927	55,475	162,938	891,021
Sales and marketing	10,185	33,314	8,060	7,446	1,644	203	60,852
Satellite incentive payments	4,024	10,652	10,197	8,574	8,558	61,767	103,772
Operating lease obligations	7,816	45,715	46,988	42,770	39,642	178,075	361,006
Royalties and other	45,887	144,411	105,645	86,707	23,199	33	405,882
Total (1)	$218,212	$953,727	$784,207	$617,792	$1,474,715	$6,947,391	$10,996,044

(1)	The table does not include our reserve for uncertain tax positions, which at September 30, 2018 totaled $7,302.
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
Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-3 and XM-4 meeting their fifteen-year design life, which we expect to occur.  Boeing may also be entitled to up to $10,000 of additional incentive payments if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life, which is currently not expected to occur.
Space Systems/Loral, the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-5, SIRIUS FM-5 and SIRIUS FM-6 meeting their fifteen-year design life, which we expect to occur.
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
Royalties and other.    We have entered into certain music royalty arrangements that include fixed payments. We have also entered into various agreements with third parties for general operating purposes. The cost of our common stock acquired in our stock repurchase program but not paid for as of September 30, 2018 was also included in this category.

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

Telephone Consumer Protection Act Suits. On March 13, 2017, Thomas Buchanan, individually and on behalf of all others similarly situated, filed a class action complaint against us in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff in this action alleges that we violated the Telephone Consumer Protection Act of 1991 (the “TCPA”) by, among other things, making telephone solicitations to persons on the National Do-Not-Call registry, a database established to allow consumers to exclude themselves from telemarketing calls unless they consent to receive the calls in a signed, written agreement, and making calls to consumers in violation of our internal Do-Not-Call registry. The plaintiff is seeking various forms of relief, including statutory damages of five hundred dollars for each violation of the TCPA or, in the alternative, treble damages of up to fifteen hundred dollars for each knowing and willful violation of the TCPA and a permanent injunction prohibiting us from making, or having made, any calls to land lines that are listed on the National Do-Not-Call registry or our internal Do-Not-Call registry. The plaintiff has filed a motion seeking class certification, and that motion is pending. We believe we have substantial defenses to the claims asserted in this action, and we intend to defend this action vigorously.

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
We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM.  For the three months ended September 30, 2018 and 2017, income tax expense was $11,525 and $108,901, respectively, and $162,344 and $342,387 for the nine months ended September 30, 2018 and 2017, respectively.
Our effective tax rate for the three months ended September 30, 2018 and 2017 was 3.3% and 28.3%, respectively. Our effective tax rate for the nine months ended September 30, 2018 and 2017 was 14.9% and 33.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was primarily impacted by the reduced federal income tax rate as a result of the Tax Cut and Jobs Act (the "Tax Act"), the recognition of excess tax benefits related to share based compensation and a benefit related to state research and development credits. The effective tax rate for the three and nine months ended September 30, 2017 was impacted by the recognition of excess tax benefits related to share based compensation and a benefit related to a federal tax credit under the Protecting Americans from Tax Hikes Act of 2015 for research and development activities. We estimate our effective tax rate for the year ending December 31, 2018 will be approximately 17%.
Our accounting for the federal rate reduction under the Tax Act is complete. The Tax Act has significant complexity and implementation guidance from the Internal Revenue Service and clarifications of state tax law, among other things, could impact our accounting for provisions of the Tax Act other than the federal rate reduction within the measurement period as defined in the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"). As such, any resulting potential adjustments within the measurement period remain open under SAB 118. We do not believe potential adjustments in future periods will materially impact our financial condition or results of operations.
As of September 30, 2018 and December 31, 2017, we had a valuation allowance related to deferred tax assets of $65,878 and $52,883, respectively, that were not likely to be realized due to certain net operating loss limitations, including tax credits, and acquired net operating losses that were not more likely than not going to be utilized.

(16)	Subsequent Events
Capital Return Program
During the period from October 1, 2018 to October 22, 2018, we repurchased 7,902 shares of our common stock on the open market for an aggregate purchase price of $48,882, including fees and commissions.
On October 9, 2018, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0121 per share of common stock payable on November 30, 2018 to stockholders of record as of the close of business on November 9, 2018.
Pandora Acquisition
The required notification and report under the Hart-Scott-Rodino Antitrust Act was filed on Thursday, October 18, 2018, the “go shop” period under the Merger Agreement expired on Wednesday, October 24, 2018 at 12:01 a.m., and we continue to expect the transaction to close in the first quarter of 2019.

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

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	we face substantial competition and that competition is likely to increase over time;

•	our ability to retain subscribers or increase the number of subscribers is uncertain;

•	our ability to profitably attract and retain subscribers through our marketing efforts, particularly price-sensitive consumers, is uncertain;

•	if we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer;

•	our service may experience harmful interference from new wireless operations;

•	we engage in extensive marketing efforts and the continued effectiveness of those efforts are an important part of our business;

•	consumer protection laws and their enforcement could damage our business;

•	we may not realize the benefits of acquisitions or other strategic investments and initiatives;

•	the impact of the pending acquisition of Pandora on our expected results of operations and financial condition;

•	the unfavorable outcome of pending or future litigation could have a material adverse impact on our operations and financial condition;

•	the market for music rights is changing and is subject to significant uncertainties;

•	our business depends in large part upon the auto industry;

•	general economic conditions can affect our business;

•	existing or future laws and regulations could harm our business;

•	failure of our satellites would significantly damage our business;

•	interruption or failure of our information technology and communications systems could negatively impact our results and our brand;

•	rapid technological and industry changes and new entrants could adversely impact our services;

•	failure of third parties to perform could adversely affect our business;

•	failure to comply with FCC requirements could damage our business;

•	we may from time to time modify our business plan, and these changes could adversely affect us and our financial condition;

•	we have a significant amount of indebtedness, and our debt contains certain covenants that restrict our operations;

•	our studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities;

•	our principal stockholder has significant influence, including over actions requiring stockholder approval, and its interests may differ from the interests of other holders of our common stock;

•	we are a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements;

•	our business may be impaired by third-party intellectual property rights; and

•	while we currently pay a quarterly cash dividend to holders of our common stock, we may change our dividend policy at any time.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The forward-looking statements included below do not reflect the impact of the pending acquisition of Pandora.

Executive Summary
We transmit music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems, and a larger set of music and other channels, SiriusXM On Demand featuring recent and archived shows, and SiriusXM Video, through our streaming service, available online and through applications for mobile devices, home devices and other consumer electronic equipment.  We also provide connected vehicle services.  Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.
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
As of September 30, 2018, we had approximately 33.7 million subscribers of which approximately 28.5 million were self-pay subscribers and approximately 5.2 million were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our Internet services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, and data services who do not also have satellite radio subscriptions.  Subscribers and subscription related revenues and expenses associated with the Sirius XM Canada service, which had approximately 2.7 million subscribers as of September 30, 2018, and connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.

Our primary source of revenue is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We offer discounts for prepaid subscription plans, as well as a multiple subscription discount.  We also derive revenue from certain fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic and data services. We provide traffic services to approximately 8.4 million vehicles.
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
As of September 30, 2018, Liberty Media beneficially owned, directly and indirectly, approximately 71% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
Sirius XM holds an equity method investment in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”), which offers satellite radio services in Canada. As of September 30, 2018, Sirius XM owned an approximate 70% equity interest and 33% voting interest in Sirius XM Canada.
Sirius XM holds an investment in Pandora Media, Inc. (“Pandora”), which operates an internet-based music discovery platform, offering a personalized experience for listeners. As of September 30, 2018, Sirius XM's interest in Pandora represented an approximately 18% interest in Pandora's outstanding common stock, and an approximately 15% interest on an as-converted basis.
Recent Developments; Agreement to Acquire Pandora Media, Inc.

On September 23, 2018, Holdings entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Holdings, Pandora and White Oaks Acquisition Corp., pursuant to which, subject to the terms and conditions of the Merger Agreement, Holdings agreed to acquire Pandora (such transaction, the “Merger”). Pursuant to the Merger, each outstanding share of Pandora common stock, par value $0.0001 per share (“Pandora Common Stock”), will be converted into the right to receive 1.44 shares (the “Exchange Ratio”) of Holdings common stock, par value $0.001 per share (“Holdings Common Stock”).

Further, pursuant to the Merger:

•
each option granted by Pandora under its stock incentive plans to purchase shares of Pandora Common Stock, whether vested or unvested will be assumed and converted into an option to purchase shares of Holdings Common Stock, with appropriate adjustments (based on the Exchange Ratio) to the exercise price and number of shares of Holdings Common Stock subject to such option, and will have the same vesting schedule and exercise conditions as in effect as of immediately prior to the closing of the Merger;

•
each unvested restricted stock unit granted by Pandora under its stock incentive plans will be assumed and converted into an unvested restricted stock unit of Holdings, with appropriate adjustments (based on the Exchange Ratio) to the number of shares of Holdings Common Stock to be received, and will have the same vesting schedule and settlement date as in effect as of immediately prior to the closing of the Merger; and

•
each unvested performance award granted by Pandora under its stock incentive plans shall be canceled and forfeited if the per share value of merger consideration at the closing of the transactions as determined pursuant to the Merger Agreement is less than $20.00, and otherwise each such award will be assumed and converted into a time vesting award to receive a number of shares of Holdings Common Stock based on the Exchange Ratio, and will have the same vesting schedule as in effect as of immediately prior to the closing of the Merger.

The Merger Agreement contains customary representations and warranties from both Holdings and Pandora, and each party has agreed to customary covenants, including covenants relating to the conduct of Holdings’ and Pandora’s businesses during the period between the execution of the Merger Agreement and the closing of the Merger. In the case of Pandora, such obligations include its agreement to call a meeting of its stockholders to adopt the Merger Agreement, and, subject to certain exceptions, to recommend that its stockholders adopt the Merger Agreement.

During the period ending at 12:01 A.M. (New York City time) on October 24, 2018 (the “No-Shop Period Start Date”), Pandora has the right to (i) initiate, solicit, facilitate and encourage any inquiry or the making of any proposal or offer that constitutes, or could reasonably be expected to lead to, a competing acquisition proposal, (ii) furnish to any person that is party to an acceptable confidentiality agreement any information which is reasonably requested by any person in connection with their potentially making a competing acquisition proposal and (iii) participate or engage in discussions or negotiations with such person regarding a competing acquisition proposal.

On the No-Shop Period Start Date, Pandora will cease such activities, and will be subject to further restrictions, including that it will not (i) solicit proposals or offers that constitute, or could reasonably be expected to lead to, a competing acquisition proposal or (ii) engage in any discussions or negotiations regarding a competing acquisition proposal. However, prior to obtaining stockholder approval, Pandora may engage in the foregoing activities with any third party that provides Pandora with a competing acquisition proposal after the execution of the Merger Agreement and prior to the No-Shop Period Start Date (an “Excluded Party”), which acquisition proposal the Pandora board of directors determines in good faith prior to the No-Shop Period Start Date is or would reasonably be expected to lead to a superior proposal, unless such proposal is withdrawn or, in the good faith determination of the Pandora board of directors, no longer is or would reasonably be expected to lead to a superior proposal. Furthermore, Pandora can also engage in such activities with any third party that provides to Pandora an unsolicited bona fide written competing acquisition proposal, if the Pandora board of directors determines in good faith that such acquisition proposal constitutes, or is reasonably likely to result in, a superior proposal.

Prior to the approval of the Merger Agreement by the Pandora stockholders, the Pandora board of directors may change its recommendation that the Pandora stockholders adopt the Merger Agreement if the Pandora board of directors receives a superior proposal or if there is an intervening event, but only if certain conditions are satisfied with respect thereto and Pandora complies with its obligations in respect thereof.

The Pandora stockholders will be asked to vote on the adoption of the Merger Agreement at a special stockholder meeting that will be held on a date to be announced. The Merger is conditioned upon the vote of holders of a majority of the combined voting power of the outstanding shares of Pandora Common Stock and the outstanding shares of Pandora’s Series A Preferred Stock, voting together as a single class, in favor of the adoption of the Merger Agreement. Holdings has agreed to vote or cause to be voted all of the shares owned beneficially or of record by Holdings or its affiliates.

In addition to the stockholder approval described above, the completion of the Merger is subject to other customary conditions, including, among others, (i) the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act has expired or been terminated, (ii) the decisions, orders, consents or expiration of any waiting periods required by the competition laws of other countries and jurisdictions, (iii) the absence of any law or order that prohibits or makes illegal the Merger and (iv) subject to certain exceptions, the accuracy of the representations and warranties of each party and compliance by the parties with their respective covenants.

It is intended that the Merger qualifies as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1986 for Federal income tax purposes. However, if either Pandora or Holdings are unable to receive an opinion of counsel to that effect, the parties have agreed to restructure the Merger so that the Merger will be treated as a taxable stock sale.

The Merger Agreement provides certain termination rights for both Holdings and Pandora, including the right of Pandora, prior to the adoption of the Merger Agreement by the Pandora stockholders, to terminate the Merger Agreement in order to enter into an agreement with respect to a superior proposal, so long as Pandora complies with certain notice and other requirements set forth in the Merger Agreement. In connection with any such termination and under other specified circumstances, Pandora must pay Holdings a termination fee of $105,000; provided that if, subject to specified limitations, Pandora terminates the Merger Agreement to accept a superior proposal with an Excluded Party by 11:59 P.M. (New York City time) on November 22, 2018, Pandora will pay Holdings a termination fee of $52,500.

The required notification and report under the Hart-Scott-Rodino Antitrust Act was filed on Thursday, October 18, 2018, the “go shop” period under the Merger Agreement expired on Wednesday, October 24, 2018 at 12:01 a.m., and we continue to expect the transaction to close in the first quarter of 2019.

Results of Operations
Set forth below are our results of operations for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017.
Our statements below regarding our expectations for our revenues and expenses do not reflect the impact of our acquisition of Pandora.

					2018 vs 2017 Change
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months		Nine Months
	2018	2017	2018	2017	Amount	%	Amount	%
Revenue:
Subscriber revenue	$1,162,439	$1,136,027	$3,418,485	$3,325,295	$26,412	2%	$93,190	3%
Advertising revenue	46,187	41,462	135,477	117,656	4,725	11%	17,821	15%
Equipment revenue	40,699	32,337	112,628	91,669	8,362	26%	20,959	23%
Music royalty fee and other revenue	218,058	169,770	608,194	486,611	48,288	28%	121,583	25%
Total revenue	1,467,383	1,379,596	4,274,784	4,021,231	87,787	6%	253,553	6%
Operating expenses:
Cost of services:
Revenue share and royalties	343,015	296,498	1,057,431	866,691	46,517	16%	190,740	22%
Programming and content	96,256	98,239	302,742	290,038	(1,983)	(2)%	12,704	4%
Customer service and billing	94,626	94,655	284,073	286,754	(29)	—%	(2,681)	(1)%
Satellite and transmission	24,266	21,378	70,466	61,557	2,888	14%	8,909	14%
Cost of equipment	6,572	8,254	21,343	24,537	(1,682)	(20)%	(3,194)	(13)%
Subscriber acquisition costs	109,469	119,555	351,940	372,197	(10,086)	(8)%	(20,257)	(5)%
Sales and marketing	118,280	114,519	344,426	318,135	3,761	3%	26,291	8%
Engineering, design and development	31,011	29,433	89,133	81,033	1,578	5%	8,100	10%
General and administrative	85,821	83,187	263,110	245,995	2,634	3%	17,115	7%
Depreciation and amortization	75,510	79,913	222,345	230,136	(4,403)	(6)%	(7,791)	(3)%
Total operating expenses	984,826	945,631	3,007,009	2,777,073	39,195	4%	229,936	8%
Income from operations	482,557	433,965	1,267,775	1,244,158	48,592	11%	23,617	2%
Other income (expense):
Interest expense	(86,218)	(92,634)	(262,924)	(257,085)	6,416	7%	(5,839)	(2)%
Loss on extinguishment of debt	—	(43,679)	—	(43,679)	43,679	100%	43,679	100%
Other income (expense)	(41,766)	86,971	82,334	83,897	(128,737)	nm	(1,563)	(2)%
Total other income (expense)	(127,984)	(49,342)	(180,590)	(216,867)	(78,642)	(159)%	36,277	17%
Income before income taxes	354,573	384,623	1,087,185	1,027,291	(30,050)	(8)%	59,894	6%
Income tax expense	(11,525)	(108,901)	(162,344)	(342,387)	97,376	89%	180,043	53%
Net income	$343,048	$275,722	$924,841	$684,904	$67,326	24%	$239,937	35%
nm - not meaningful

Total Revenue
Subscriber Revenue includes subscription, activation and other fees.
For the three months ended September 30, 2018 and 2017, subscriber revenue was $1,162,439 and $1,136,027, respectively, an increase of 2%, or $26,412. For the nine months ended September 30, 2018 and 2017, subscriber revenue was $3,418,485 and $3,325,295, respectively, an increase of 3%, or $93,190. The increases were primarily attributable to a 5% increase in the daily weighted average number of subscribers. Subscriber revenue was negatively impacted by $24,103 and $72,282, for the three and nine months ended September 30, 2018, respectively, from the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue - Revenue from Contracts with Customers, and related amendments, which established Accounting Standards Codification ("ASC") Topic 606 (the "new revenue standard"), effective as of January 1, 2018.
We expect subscriber revenues to increase based on the growth of our subscriber base, increases in the average price charged and the sale of additional services to subscribers.
Advertising Revenue includes the sale of advertising on certain non-music channels.
For the three months ended September 30, 2018 and 2017, advertising revenue was $46,187 and $41,462, respectively, an increase of 11%, or $4,725. For the nine months ended September 30, 2018 and 2017, advertising revenue was $135,477 and $117,656, respectively, an increase of 15%, or $17,821. The increases were primarily due to increases in rates charged per spot as well as a greater number of advertising spots sold and transmitted.
We expect our advertising revenue to continue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.
Equipment Revenue includes revenue from the sale of satellite radios, components and accessories as well as the sale of connected vehicle devices and royalty revenue on chipset modules.
For the three months ended September 30, 2018 and 2017, equipment revenue was $40,699 and $32,337, respectively, an increase of 26%, or $8,362. For the nine months ended September 30, 2018 and 2017, equipment revenue was $112,628 and $91,669, respectively, an increase of 23%, or $20,959. The increases were driven by additional royalty revenue due to our transition to a new generation of chipsets.
We expect equipment revenue to increase as royalty revenues associated with certain new chipsets increases.
Music Royalty Fee and Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, and service and advisory revenue from our Canadian affiliate, our connected vehicle services, and ancillary revenues.
For the three months ended September 30, 2018 and 2017, music royalty fee and other revenue was $218,058 and $169,770, respectively, an increase of 28%, or $48,288. For the nine months ended September 30, 2018 and 2017, music royalty fee and other revenue was $608,194 and $486,611, respectively, an increase of 25%, or $121,583. The increases were primarily driven by higher U.S. Music Royalty Fee revenue due to a higher rate and an increase in the number of subscribers and higher revenue generated from our connected vehicle services and from Sirius XM Canada.
Music royalty fee and other revenue is expected to increase due to an increase in U.S. Music Royalty Fees as subscribers migrate to the new rate and as our subscriber base grows.
Operating Expenses
Revenue Share and Royalties include royalties for transmitting content and web streaming as well as automaker, content provider and advertising revenue share.
For the three months ended September 30, 2018 and 2017, revenue share and royalties were $343,015 and $296,498, respectively, an increase of 16%, or $46,517, and increased as a percentage of total revenue. For the nine months ended September 30, 2018 and 2017, revenue share and royalties were $1,057,431 and $866,691, respectively, an increase of 22%, or $190,740, and increased as a percentage of total revenue. The increase for the three month period was driven by an increase in the statutory royalty rate applicable to our use of post-1972 recordings, which increased from 11% in 2017 to 15.5% in 2018, an increase in our pre-1972 royalty, and overall greater revenues subject to revenue share with the automakers. Included in the increase for the nine month period was a $69,144 charge related to the legal settlement that resolved outstanding claims, including ongoing audits, under our statutory license for sound recordings for the period January 1, 2007 through December 31, 2017. The increase was partially offset by approximately $22,743 and $67,047, for the three and nine months ended September 30, 2018, respectively, related to the adoption of the new revenue standard effective as of January 1, 2018.
We expect our revenue share and royalty costs to increase as our revenues grow.
Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended September 30, 2018 and 2017, programming and content expenses were $96,256 and $98,239, respectively, a decrease of 2%, or $1,983, and decreased as a percentage of total revenue. For the nine months ended September 30, 2018 and 2017, programming and content expenses were $302,742 and $290,038, respectively, an increase of 4%, or $12,704, but decreased as a percentage of total revenue. The decrease for the three month period was driven by decreased personnel-related costs, from the adoption of ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting; partially offset by higher content licensing costs. The increase for the nine month period was driven primarily by increased personnel-related costs, higher music licensing costs, and programming operations costs related to subscriber events, partially offset by the adoption of ASU 2018-07.
We expect our programming and content expenses to increase as we offer additional programming, and renew or replace expiring agreements.
Customer Service and Billing includes costs associated with the operation and management of internal and third party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended September 30, 2018 and 2017, customer service and billing expenses were $94,626 and $94,655, respectively, a slight decrease of $29, and decreased as a percentage of total revenue. For the nine months ended September 30, 2018 and 2017, customer service and billing expenses were $284,073 and $286,754, respectively, a decrease of 1%, or $2,681, and decreased as a percentage of total revenue. The decrease for the nine month period was driven by lower call center costs due to agent and contact rates, and bad debt expense, partially offset by increased transaction fees from a larger subscriber base and overhead costs.
We expect our customer service and billing expenses to increase as our subscriber base grows.
Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet streaming and connected vehicle services.
For the three months ended September 30, 2018 and 2017, satellite and transmission expenses were $24,266 and $21,378, respectively, an increase of 14%, or $2,888, and increased as a percentage of total revenue. For the nine months ended September 30, 2018 and 2017, satellite and transmission expenses were $70,466 and $61,557, respectively, an increase of 14%, or $8,909, and increased as a percentage of total revenue. The increases were primarily driven by higher wireless costs associated with our connected vehicle services and higher Internet streaming costs.
We expect satellite and transmission expenses to increase as costs associated with our investment in Internet streaming increase.
Cost of Equipment includes costs from the sale of satellite radios, components and accessories as well as connected vehicle devices, and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended September 30, 2018 and 2017, cost of equipment was $6,572 and $8,254, respectively, a decrease of 20%, or $1,682, and decreased as a percentage of equipment revenue. For the nine months ended September 30, 2018 and 2017, cost of equipment was $21,343 and $24,537, respectively, a decrease of 13%, or $3,194, and decreased as a percentage of equipment revenue. The decreases were primarily due to lower direct satellite radio sales to consumers.

We expect cost of equipment to increase as device sales from our connected vehicle services increase.
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
For the three months ended September 30, 2018 and 2017, subscriber acquisition costs were $109,469 and $119,555, respectively, a decrease of 8%, or $10,086, and decreased as a percentage of total revenue. For the nine months ended September 30, 2018 and 2017, subscriber acquisition costs were $351,940 and $372,197, respectively, a decrease of 5%, or $20,257, and decreased as a percentage of total revenue. The decreases were driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and for the nine months ended September 30, 2018, a decrease in the volume of satellite radio installations.
We expect subscriber acquisition costs to fluctuate with OEM installations; however, the subsidized chipsets cost is expected to decline as we transition to a new generation of chipsets.  We intend to continue to offer subsidies and other incentives to induce OEMs to include our technology in their vehicles.
Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; and personnel. Marketing costs include expenses related to direct mail, outbound telemarketing and email communications.
For the three months ended September 30, 2018 and 2017, sales and marketing expenses were $118,280 and $114,519, respectively, an increase of 3%, or $3,761, but decreased as a percentage of total revenue. For the nine months ended September 30, 2018 and 2017, sales and marketing expenses were $344,426 and $318,135, respectively, an increase of 8%, or $26,291, and increased as a percentage of total revenue. The increases were primarily due to additional subscriber communications, retention programs and acquisition campaigns, as well as higher personnel-related costs.
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
For the three months ended September 30, 2018 and 2017, engineering, design and development expenses were $31,011 and $29,433, respectively, an increase of 5%, or $1,578, but decreased as a percentage of total revenue. For the nine months ended September 30, 2018 and 2017, engineering, design and development expenses were $89,133 and $81,033, respectively, an increase of 10%, or $8,100, and increased as a percentage of total revenue. The increases were driven by the continued development of our audio streaming product; partially offset by lower costs associated with the development of our video streaming product and connected vehicle services.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended September 30, 2018 and 2017, general and administrative expenses were $85,821 and $83,187, respectively, an increase of 3%, or $2,634, but decreased as a percentage of total revenue. For the nine months ended September 30, 2018 and 2017, general and administrative expenses were $263,110 and $245,995, respectively, an increase of 7%, or $17,115, and increased as a percentage of total revenue. The increases were primarily driven by higher information technology costs during the three and nine months ended September 30, 2018 and higher personnel-related costs and a one-time charge for sales and use tax recorded during the nine months ended September 30, 2018, partially offset by lower legal costs.
We expect our general and administrative expenses to increase to support the growth of our business.

Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended September 30, 2018 and 2017, depreciation and amortization expense was $75,510 and $79,913, respectively, a decrease of 6%, or $4,403, and decreased as a percentage of total revenue. For the nine months ended September 30, 2018 and 2017, depreciation and amortization expense was $222,345 and $230,136, respectively, a decrease of 3%, or $7,791, and decreased as a percentage of total revenue. The decreases were driven by acceleration of amortization related to a shorter useful life of certain software during 2017, partially offset by additional assets placed in-service.
Other Income (Expense)
Interest Expense includes interest on outstanding debt.
For the three months ended September 30, 2018 and 2017, interest expense was $86,218 and $92,634, respectively, a decrease of 7%, or $6,416. For the nine months ended September 30, 2018 and 2017, interest expense was $262,924 and $257,085, respectively, an increase of 2%, or $5,839. The decrease for the three month period was primarily due lower average debt outstanding and an increase in the amount of capitalized interest due to increased spend on the construction of new satellites. The increase for the nine month period was primarily due to higher average debt outstanding, partially offset by lower interest rates and an increase in capitalized interest due to increased spend on the construction of new satellites.
Loss on Extinguishment of Debt, includes losses incurred as a result of the redemption of certain debt.
There was no loss on extinguishment of debt during the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, loss on extinguishment of debt, net, was $43,679. We recorded losses on extinguishment of debt during the three and nine months ended September 30, 2017 due to the redemption of our 4.25% Senior Notes due 2020, 5.75% Senior Notes due 2021, and 5.25% Senior Secured Notes due 2022.
Other Income (Expense) primarily includes realized and unrealized gains and losses, interest and dividend income, our share of the income or loss from our equity investments, and transaction costs related to non-operating investments.
For the three months ended September 30, 2018 and 2017, other income (expense) was $(41,766) and $86,971, respectively. For the nine months ended September 30, 2018 and 2017, other income (expense) was $82,334 and $83,897, respectively. For the three and nine months ended September 30, 2018, other income was driven by unrealized (losses)/gains of $(43,569) and $73,880 from a fair value adjustment of our investment in Pandora, respectively, and interest earned on our loan to Sirius XM Canada. For the three and nine months ended September 30, 2017, other income was driven by an unrealized gain of $72,245 from a fair value adjustment of our investment in Pandora, interest earned on our loan to Sirius XM Canada, dividends accrued from Pandora, and our share of Sirius XM Canada's net income or loss, partially offset by transaction costs associated with our investment in Pandora.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.
For the three months ended September 30, 2018 and 2017, income tax expense was $11,525 and $108,901, respectively, and $162,344 and $342,387 for the nine months ended September 30, 2018 and 2017, respectively.
Our effective tax rate for the three months ended September 30, 2018 and 2017 was 3.3% and 28.3%, respectively. Our effective tax rate for the nine months ended September 30, 2018 and 2017 was 14.9% and 33.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was primarily impacted by the reduced federal income tax rate as a result of the Tax Cut and Jobs Act (the "Tax Act"), the recognition of excess tax benefits related to share based compensation and a benefit related to state research and development credits. The effective tax rate for the three and nine months ended September 30, 2017 was impacted by the recognition of excess tax benefits related to share based compensation and a benefit related to a federal tax credit under the Protecting Americans from Tax Hikes Act of 2015 for research and development activities. We estimate our effective tax rate for the year ending December 31, 2018 will be approximately 17%.

Key Financial and Operating Performance Metrics
In this section, we present certain financial performance measures some of which are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”), which include free cash flow and adjusted EBITDA. We also present certain operating performance measures, which include average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; and subscriber acquisition cost, or SAC, per installation. Our adjusted EBITDA excludes the impact of share-based payment expense and certain purchase price accounting adjustments related to the merger of Sirius and XM (the “Merger”).  Additionally, when applicable, our adjusted EBITDA metric excludes the effect of significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial and operating performance measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. See the accompanying glossary on pages 43 through 47 for more details and for the reconciliation to the most directly comparable GAAP measure (where applicable).
We believe these Non-GAAP financial and operating performance measures provide useful information to investors regarding our financial condition and results of operations. We believe investors find these Non-GAAP financial and operating performance measures useful in evaluating our core trends because they provide a more direct view of our underlying costs. We believe investors use our adjusted EBITDA to estimate our current enterprise value and to make investment decisions. We believe free cash flow provides useful supplemental information to investors regarding our cash available for future subscriber acquisitions and capital expenditures, to repurchase or retire debt, to acquire other companies and our ability to return capital to stockholders. By providing these Non-GAAP financial and operating performance measures, together with the reconciliations to the most directly comparable GAAP measure (where applicable), we believe we are enhancing investors' understanding of our business and our results of operations.
Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 43 through 47) for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in our subscriber count or subscriber-based operating metrics.

Set forth below are our subscriber balances as of September 30, 2018 compared to September 30, 2017.

	As of September 30,		2018 vs 2017 Change
	2018	2017	Amount	%
Self-pay subscribers	28,501	26,986	1,515	6%
Paid promotional subscribers	5,192	5,181	11	—%
Ending subscribers (a)	33,693	32,167	1,526	5%

(a)	Amounts may not sum as a result of rounding.
The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and nine months ended September 30, 2018 and 2017. The ARPU and SAC, per installation, metrics for the three and nine months ended September 30, 2018 have been reduced due to the adoption of the new revenue standard as of January 1, 2018 by $0.24 and $0.28, respectively. For more information regarding the impact on these metrics, refer to the glossary (pages 43 through 47). For more information regarding the adoption of the new revenue standard, refer to Note 2 to our unaudited consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

					2018 vs 2017 Change
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months		Nine Months
	2018	2017	2018	2017	Amount	%	Amount	%
Self-pay subscribers	298	311	988	1,035	(13)	(4)%	(47)	(5)%
Paid promotional subscribers	(100)	(191)	(31)	(214)	91	48%	183	86%
Net additions (a)	198	119	957	821	79	66%	136	17%
Daily weighted average number of subscribers	33,545	32,029	33,192	31,717	1,516	5%	1,475	5%
Average self-pay monthly churn	1.8%	1.9%	1.7%	1.8%	(0.1)%	(5)%	(0.1)%	(6)%
New vehicle consumer conversion rate	39%	40%	39%	40%	(1)%	(3)%	(1)%	(3)%

ARPU	$13.48	$13.41	$13.24	$13.19	$0.07	1%	$0.05	—%
SAC, per installation	$23.67	$29.71	$26.50	$30.03	$(6.04)	(20)%	$(3.53)	(12)%
Customer service and billing expenses, per average subscriber	$0.87	$0.92	$0.88	$0.94	$(0.05)	(5)%	$(0.06)	(6)%
Adjusted EBITDA	$589,285	$550,582	$1,664,555	$1,574,320	$38,703	7%	$90,235	6%
Free cash flow	$287,572	$433,788	$1,100,277	$1,099,452	$(146,216)	(34)%	$825	—%
Diluted weighted average common shares outstanding (GAAP)	4,574,487	4,704,571	4,586,346	4,734,841	(130,084)	(3)%	(148,495)	(3)%

(a)	Amounts may not sum as a result of rounding.
Subscribers. At September 30, 2018, we had approximately 33.7 million subscribers, an increase of 1.5 million subscribers, or 5%, from the approximately 32.2 million subscribers as of September 30, 2017. The increase in total subscribers was primarily due to growth in our self-pay subscriber base, which increased 1.5 million, and a slight increase in paid promotional subscribers of 11 thousand. The increase in self-pay subscribers was primarily from original and subsequent owner trial conversions as well as subscriber win back programs, partially offset by deactivations.
For the three months ended September 30, 2018 and 2017, net additions were 198 thousand and 119 thousand, respectively, an increase of 66%. For the nine months ended September 30, 2018 and 2017, net additions were 957 thousand and 821 thousand, respectively, an increase of 17%. For the three and nine months ended September 30, 2018, the reduction of paid promotional subscribers improved due to paid promotional trial starts out-pacing trial ends as a result of higher shipments from automakers offering paid promotional subscriptions while self-pay net additions primarily decreased due to growth in vehicle-related turnover out-pacing self-pay additions and reductions in non-pay and other voluntary churn.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 43 through 47 for more details.)
For the three months ended September 30, 2018 and 2017, our average self-pay monthly churn rate was 1.8% and 1.9%, respectively. For the nine months ended September 30, 2018 and 2017, our average self-pay monthly churn rate was 1.7% and 1.8%, respectively. The decreases in churn were primarily driven by improvements in non-pay and voluntary churn.
New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 43 through 47 for more details.)
For the three and nine months ended September 30, 2018 and 2017, our new vehicle consumer conversion rate was 39% and 40%, respectively. The decrease was driven primarily by a decline in conversion of first time trial subscribers.
ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services), net advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 43 through 47 for more details.)
For the three months ended September 30, 2018 and 2017, ARPU was $13.48 and $13.41, respectively. For the nine months ended September 30, 2018 and 2017, ARPU was $13.24 and $13.19, respectively. The increase in certain of our subscription rates, including the U. S. Music Royalty Fee, and higher advertising revenue was negatively impacted by the adoption of the new revenue standard, effective as of January 1, 2018 of $0.24 for both the three and nine month periods, and the growth in subscription discounts offered through customer acquisition and retention programs.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 43 through 47 for more details.)
For the three months ended September 30, 2018 and 2017, SAC, per installation, was $23.67 and $29.71, respectively. For the nine months ended September 30, 2018 and 2017, SAC, per installation, was $26.50 and $30.03, respectively.  The decreases were driven by reductions to OEM hardware subsidy rates, our transition to a new generation of chipsets as well as the impact of the adoption of the new revenue standard, effective as of January 1, 2018 of $0.28 for both the three and nine months ended September 30, 2018.
Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 43 through 47 for more details.)
For the three months ended September 30, 2018 and 2017, customer service and billing expenses, per average subscriber, was $0.87 and $0.92, respectively. For the nine months ended September 30, 2018 and 2017, customer service and billing expenses, per average subscriber, was $0.88 and $0.94, respectively. The decreases were primarily related to lower call center costs due to lower contact rates, agent rates, and bad debt expense.
Adjusted EBITDA. EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other income, loss on extinguishment of debt, other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense, loss on disposal of assets, and legal settlements and reserves related to the historical use of sound recordings. (See the accompanying glossary on pages 43 through 47 for a reconciliation to GAAP and for more details.)
For the three months ended September 30, 2018 and 2017, adjusted EBITDA was $589,285 and $550,582, respectively, an increase of 7%, or $38,703. For the nine months ended September 30, 2018 and 2017, adjusted EBITDA was $1,664,555 and $1,574,320, respectively, an increase of 6%, or $90,235.  The increases were due to growth of 6% in total revenue which was primarily a result of the increase in our subscriber base and certain of our subscription rates, additional revenues from the U.S. Music Royalty Fee, and an increase in other revenue from the new Sirius XM Canada service and advisory agreements as well as lower subscriber acquisition costs. The increases were partially offset by higher revenue share and royalty, programming and content, satellite and transmission, sales and marketing, and general and administrative costs.

Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying glossary on pages 43 through 47 for a reconciliation to GAAP and for more details.)
For the three months ended September 30, 2018 and 2017, free cash flow was $287,572 and $433,788, respectively, a decrease of $146,216, or 34%. For the nine months ended September 30, 2018 and 2017, free cash flow was $1,100,277 and $1,099,452, respectively, an increase of $825, or 0%.  The decrease in the three month period was driven by the one-time lump sum payment of $150 million to resolve all outstanding claims under our statutory license for sound recordings for the period January 1, 2007 through December 31, 2017, paid during the three months ended September 30, 2018, and the timing of payments to vendors; partially offset by higher net cash provided by operating activities resulting from improved operating performance and a decrease in additions to property and equipment resulting from new satellite construction. The nine month period remained flat as higher net cash provided by operating activities resulting from improved operating performance was offset by the one-time lump sum payment of $150 million to resolve all outstanding claims under our statutory license for sound recordings for the period January 1, 2007 through December 31, 2017, paid during the three months ended September 30, 2018, and an increase in additions to property and equipment due to the timing of payments for new satellite construction.

Liquidity and Capital Resources
Cash Flows for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Nine Months Ended September 30,
	2018	2017	2018 vs 2017
Net cash provided by operating activities	$1,346,386	$1,313,764	$32,622
Net cash used in investing activities	(251,264)	(1,064,662)	813,398
Net cash used in financing activities	(1,117,513)	(389,103)	(728,410)
Net decrease in cash, cash equivalents and restricted cash	(22,391)	(140,001)	117,610
Cash, cash equivalents and restricted cash at beginning of period	79,374	223,828	(144,454)
Cash, cash equivalents and restricted cash at end of period	$56,983	$83,827	$(26,844)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $32,622 to $1,346,386 for the nine months ended September 30, 2018 from $1,313,764 for the nine months ended September 30, 2017.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the nine months ended September 30, 2018 and 2017 were primarily due to additional spending to construct replacement satellites, improve our terrestrial repeater network, for capitalized software, deferred compensation and invest in other equity investees. We spent $90,747 and $78,852 to construct replacement satellites during the nine months ended September 30, 2018 and 2017, respectively. In addition, cash flows used in investing activities in the nine months ended September 30, 2017 were primarily due to our investment in Pandora of $480,000, loans to related parties of $130,794, payments to acquire additional ownership in related parties (inclusive of transaction costs) of $132,205 and the acquisition of Automatic for $107,351 (net of cash and restricted cash acquired).

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
Cash flows used in financing activities in the nine months ended September 30, 2018 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $661,760, the payment of cash dividends of $148,000, repayment under the Credit Facility of $184,701 and payment of $111,281 for taxes paid in lieu of shares issued for share-based compensation. Cash flows used in financing activities in the nine months ended September 30, 2017 were primarily due to the purchase and retirement for $996,263 of shares of our common stock under our repurchase program, the payment of cash dividends of $139,854, net repayments of $100,000 under the Credit Facility and payment of $84,291 for taxes paid in lieu of shares issued for share-based compensation. Cash flows provided by financing activities in the nine months ended September 30, 2017 were primarily due to the net issuance of $963,596 aggregate principal amount of notes.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, legal settlements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of September 30, 2018, $1,632,000 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs of our satellite spend, as well as fund stock repurchases, future dividend payments and strategic opportunities.
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
Capital Return Program
As of September 30, 2018, our board of directors had authorized for repurchase an aggregate of $12,000,000 of our common stock.  As of September 30, 2018, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,577,852 shares for $10,028,012, and $1,971,988 remained available for additional repurchases under our existing stock repurchase program authorization.
Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in accelerated stock repurchase transactions and transactions with Liberty Media and its affiliates. We intend to fund the additional repurchases through a combination of cash on hand, cash generated by operations and future borrowings.
Historically, our policy has been to repurchase shares under the “safe harbor” conditions of Rule 10b-18 of the Securities Exchange Act of 1934, which includes a limitation on the daily volume of repurchases.  Rule 10b-18 imposes an additional daily volume limitation on share repurchases during a pending merger or acquisition in which shares of our stock will constitute some or all of the consideration. Our management has determined that during the pending acquisition of Pandora, when the safe harbor would otherwise be available, it is in our best interest to repurchase shares in excess of this additional daily volume limitation.  During this period, we intend to repurchase shares in compliance with the other conditions of the safe harbor, including the daily volume limitation that applies whether or not there is a pending stock merger or acquisition.

On October 9, 2018, our board of directors declared a quarterly dividend in the amount of $0.0121 per share of common stock payable on November 30, 2018 to stockholders of record as of the close of business on November 9, 2018. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.0484 per share of common stock.
Debt Covenants
The indentures governing Sirius XM's senior notes and the agreement governing the Credit Facility include restrictive covenants.  As of September 30, 2018, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 14 to our unaudited consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments,” refer to Note 14 to our unaudited consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Related Party Transactions
For a discussion of “Related Party Transactions,” refer to Note 10 to our unaudited consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies and estimates since December 31, 2017.
We adopted the new revenue standard using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard to all non-completed contracts as of January 1, 2018 as an adjustment to opening Accumulated deficit in the period of adoption. For more information regarding the adoption of the new revenue standard, refer to Note 2 to our unaudited consolidated financial statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Glossary
Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other income as well as certain other charges discussed below. Adjusted EBITDA is a Non-GAAP financial measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) share-based payment expense and (iii) other significant operating expense (income) that do not relate to the on-going performance of our business. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. As a result of large capital investments in our satellite radio system, our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of the legal settlements and reserves related to the historical use of sound recordings, acquisition related costs, loss on extinguishment of debt and loss on disposal of assets, to the extent they occur during the period, is useful as they are significant expenses not incurred as part of our normal operations for the period.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income:	$343,048	$275,722	$924,841	$684,904
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues	1,813	1,813	5,438	5,438
Sound recording legal settlements and reserves	—	—	69,144	—
Share-based payment expense	29,405	34,891	99,853	94,588
Depreciation and amortization	75,510	79,913	222,345	230,136
Interest expense	86,218	92,634	262,924	257,085
Loss on extinguishment of debt	—	43,679	—	43,679
Other (income) expense	41,766	(86,971)	(82,334)	(83,897)
Income tax expense	11,525	108,901	162,344	342,387
Adjusted EBITDA	$589,285	$550,582	$1,664,555	$1,574,320
ARPU - is derived from total earned subscriber revenue, advertising revenue and other subscription-related revenue, excluding revenue associated with our connected vehicle services, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee.  The ARPU for the three and nine months ended September 30, 2018 reflects adjustments as a result of adopting the new revenue standard as of January 1, 2018. ARPU is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Subscriber revenue, excluding connected vehicle services	$1,132,344	$1,115,383	$3,337,245	$3,263,793
Add: advertising revenue	46,187	41,462	135,477	117,656
Add: other subscription-related revenue	177,674	131,831	483,548	384,478
	$1,356,205	$1,288,676	$3,956,270	$3,765,927
Daily weighted average number of subscribers	33,545	32,029	33,192	31,717
ARPU	$13.48	$13.41	$13.24	$13.19

The table below illustrates the impact that the adoption of the new revenue standard had on ARPU for the three and nine months ended September 30, 2018.

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09
Subscriber revenue, excluding connected vehicle services	$1,132,344	$24,103	$1,156,447	$3,337,245	$72,282	$3,409,527
Add: advertising revenue	46,187	—	46,187	135,477	—	135,477
Add: other subscription-related revenue	177,674	—	177,674	483,548	—	483,548
	$1,356,205	$24,103	$1,380,308	$3,956,270	$72,282	$4,028,552
Daily weighted average number of subscribers	33,545	33,545	33,545	33,192	33,192	33,192
ARPU (a)	$13.48	$0.24	$13.72	$13.24	$0.24	$13.48

(a)	Amounts may not recalculate as a result of rounding.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Customer service and billing expenses, excluding connected vehicle services	$88,358	$89,463	$265,426	$271,971
Less: share-based payment expense	(1,206)	(1,171)	(3,347)	(3,211)
	$87,152	$88,292	$262,079	$268,760
Daily weighted average number of subscribers	33,545	32,029	33,192	31,717
Customer service and billing expenses, per average subscriber	$0.87	$0.92	$0.88	$0.94

Free cash flow - is derived from cash flow provided by operating activities, net of additions to property and equipment and restricted and other investment activity. Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We exclude from free cash flow certain items that do not relate to the on-going performance of our business, such as cash outflows for acquisitions, strategic investments, and net loan activity with related parties and other equity investees. We believe free cash flow is an indicator of the long-term financial stability of our business.  Free cash flow, which is reconciled to “Net cash provided by operating activities,” is a Non-GAAP financial measure.  This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding Restricted and other investment activity from “Net cash provided by operating activities” from the unaudited consolidated statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies.  Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies. Free cash flow is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Cash Flow information
Net cash provided by operating activities	$352,270	$521,228	$1,346,386	$1,313,764
Net cash used in investing activities	$(66,957)	$(397,414)	$(251,264)	$(1,064,662)
Net cash used in financing activities	$(302,785)	$(93,046)	$(1,117,513)	$(389,103)
Free Cash Flow
Net cash provided by operating activities	$352,270	$521,228	$1,346,386	$1,313,764
Additions to property and equipment	(64,462)	(87,200)	(238,735)	(206,717)
Purchases of restricted and other investments	(236)	(240)	(7,374)	(7,595)
Free cash flow	$287,572	$433,788	$1,100,277	$1,099,452
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

Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period.  The SAC, per installation, for the three and nine months ended September 30, 2018 reflects adjustments as a result of adopting the new revenue standard as of January 1, 2018. SAC, per installation, is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Subscriber acquisition costs, excluding connected vehicle services	$109,469	$119,544	$351,940	$372,186
Less: margin from sales of radios and accessories, excluding connected vehicle services	(33,084)	(23,862)	(89,084)	(66,893)
	$76,385	$95,682	$262,856	$305,293
Installations	3,227	3,221	9,920	10,167
SAC, per installation	$23.67	$29.71	$26.50	$30.03

The table below illustrates the impact that the adoption of the new revenue standard has had on SAC, per installation, for the three and nine months ended September 30, 2018.

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09
Subscriber acquisition costs, excluding connected vehicle services	$109,469	$902	$110,371	$351,940	$2,748	$354,688
Less: margin from sales of radios and accessories, excluding connected vehicle services	(33,084)	—	(33,084)	(89,084)	—	(89,084)
	$76,385	$902	$77,287	$262,856	$2,748	$265,604
Installations	3,227	3,227	3,227	9,920	9,920	9,920
SAC, per installation (a)	$23.67	$0.28	$23.95	$26.50	$0.28	$26.78

(a)	Amounts may not recalculate as a result of rounding.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of September 30, 2018, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. As of September 30, 2018, we also held the following material investments:

•
Pandora Media, Inc. ("Pandora") Series A Preferred Stock, which investment we have elected to account for under the fair value option. As of September 30, 2018, the fair value of this investment was $554.4 million, which was based on a Black-Scholes option pricing model and an income approach - discounted cash flow analysis. Had the market price of Pandora's common stock been 10% lower as of September 30, 2018, the value of our investment would have been approximately $19.3 million lower.

•
In connection with the recapitalization of Sirius XM Canada Holdings Inc. ("Sirius XM Canada"), on May 25, 2017, we loaned Sirius XM Canada $130.8 million. The loan is denominated in Canadian dollars and is subject to changes in foreign currency. It is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of September 30, 2018 was $133.2 million and approximates its fair value as of such date. Had the Canadian to U.S. dollar exchange rate been 10% lower as of September 30, 2018, the value of this loan would have been approximately $13.3 million lower.

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

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2018.

There has been no significant change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Telephone Consumer Protection Act Suits. On March 13, 2017, Thomas Buchanan, individually and on behalf of all others similarly situated, filed a class action complaint against us in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff in this action alleges that we violated the Telephone Consumer Protection Act of 1991 (the “TCPA”) by, among other things, making telephone solicitations to persons on the National Do-Not-Call registry, a database established to allow consumers to exclude themselves from telemarketing calls unless they consent to receive the calls in a signed, written agreement, and making calls to consumers in violation of our internal Do-Not-Call registry. The plaintiff is seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA and a permanent injunction prohibiting us from making, or having made, any calls to land lines that are listed on the National Do-Not-Call registry or our internal Do-Not-Call registry. The plaintiff has filed a motion seeking class certification, and that motion is pending. We believe we have substantial defenses to the claims asserted in this action, and we intend to defend this action vigorously.

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
As of September 30, 2018, our board of directors had authorized for repurchase an aggregate of $12.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2018, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2.6 billion shares for $10.0 billion, and $2.0 billion remained available under our stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2018 - July 31, 2018	3,229,826	$7.06	3,229,826	$2,283,005,079
August 1, 2018 - August 31, 2018	28,873,629	$6.97	28,873,629	$2,081,823,785
September 1, 2018 - September 30, 2018	15,770,956	$6.96	15,770,956	$1,971,987,834
Total	47,874,411	$6.97	47,874,411

(a)	These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
In August 2018, the Compensation Committee of our Board of Directors amended the Sirius XM director compensation policy to: change the mix of equity-based compensation paid to directors, increase the annual cash retainer payable to the chair of the Nominating and Corporate Governance Committee, and adopt equity ownership guidelines for directors. As part of its evaluation of the directors’ compensation, the Compensation Committee engaged Frederick W. Cook & Co., Inc., an independent consulting firm specializing in executive compensation and related corporate governance matters, to assess the reasonableness of the directors’ compensation and compare it to other similarly situated companies.

Pursuant to the new director compensation policy, as Chairman of the board of directors, Mr. Maffei will continue to receive an annual cash retainer of $150,000, and Mr. Hartenstein, our lead independent director, will also continue to receive an annual cash retainer of $150,000. The other non-employee members of our board of directors will each continue to receive an annual cash retainer of $100,000. The chair of the Audit Committee will receive an additional $30,000; the chair of the Compensation Committee will receive an additional $20,000; and the chair of the Nominating and Corporate Governance Committee will receive an additional $15,000, an increase in the case of the Nominating and Corporate Governance Committee of $5,000 from the prior policy.

In addition, each member will be eligible to receive $175,000 per year in the form of restricted stock units. These restricted stock units will be granted on the business day following the earlier of (i) June 30 of the applicable year or (ii) our annual meeting of stockholders for the applicable year. These restricted stock units replace the $100,000 in equity-based compensation that directors received under the prior policy in the form of options to purchase our common stock and restricted stock units.

The Compensation Committee also adopted guidelines for common stock ownership by directors. In accordance with the new guidelines, each director is expected to own shares of our common stock equal in value to at least five times the annual cash retainer payable to the director. All directors will have until the later of: (i) five years from the date the director is elected or appointed as a member of the Board and (ii) September 1, 2023, to reach these minimum ownership guidelines.

Directors may continue to defer their annual cash retainer each year under the Sirius XM Holdings Inc. Deferred Compensation Plan. Participation in the Deferred Compensation Plan, and to what extent, is at each director’s discretion and there is no matching contribution from us.

This amended director compensation policy will be effective tomorrow, the day following the filing of this Quarterly Report on Form 10-Q. On the effective date, we intend to grant restricted stock units to the non-employee members of our board of directors equal to $75,000 divided by the closing price of the our common stock on the Nasdaq Global Select Market. These restricted stock units will vest on the earlier of (i) June 30, 2019 or (ii) the business day following our 2019 annual meeting of stockholders. This one-time grant of restricted stock units is intended to give effect to the increase in equity compensation under the amended director compensation policy prior to our 2019 annual meeting of stockholders.

ITEM 6.	EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

2.1
Agreement and Plan of Merger and Reorganization by and among Sirius XM Holdings Inc., Pandora Media, Inc. and White Oaks Acquisition Corp., dated as of September 23, 2018 (incorporated by reference to Exhibit 2.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 24, 2018 (File No. 001-34295)).

10.1
Amendment No. 3, dated as of June 29, 2018, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on July 3, 2018 (File No. 001-34295)).

*10.2
Employment Agreement, dated as of August 16, 2018, between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-34295)).

*10.3
Letter agreement, dated August 16, 2018, regarding use of private aircraft between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-34295)).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2018 and 2017; (ii) Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the nine months ended September 30, 2018 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements (Unaudited).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of October 2018.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)