Form 10-K
period 2018-12-31
SIRIUS XM HOLDINGS INC.
filed 2019-01-30
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2018 was $8,907,120,420.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
The number of shares of the registrant’s common stock outstanding as of January 28, 2019 was 4,345,777,230.
DOCUMENTS INCORPORATED BY REFERENCE
Information included in our definitive proxy statement for our 2019 annual meeting of stockholders scheduled to be held on Wednesday, June 5, 2019 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
2018 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS
This Annual Report on Form 10-K presents information for Sirius XM Holdings Inc. (“Holdings”).  The terms “Holdings,” “we,” “us,” “our,” and “our company” as used herein and unless otherwise stated or indicated by context, refer to Sirius XM Holdings Inc. and its subsidiaries, and “Sirius XM” refers to our wholly-owned subsidiary Sirius XM Radio Inc.
Sirius XM Holdings Inc.
Holdings was incorporated in the State of Delaware on May 21, 2013.  Holdings has no operations independent of its wholly-owned subsidiary, Sirius XM.
Relationship with Liberty Media
As of December 31, 2018, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 73% of the outstanding shares of Holdings’ common stock.  Liberty Media owns interests in a range of media, communications and entertainment businesses.
Sirius XM Radio Inc.
Sirius XM is a wholly-owned subsidiary of Holdings.  We transmit music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems. We also transmit a larger set of music and other channels and video programming through our streaming service. Our streaming service is available online and through applications for mobile devices, home devices and other consumer electronic equipment.  We also provide connected vehicle services. Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.
As of December 31, 2018, we had approximately 34.0 million subscribers.  Our subscribers include:

•	subscribers under our regular and discounted pricing plans;

•	subscribers that have prepaid, including payments made or due from automakers for subscriptions included in the sale or lease price of a vehicle;

•	subscribers to our streaming services who do not also have satellite radio subscriptions; and

•	certain subscribers to our weather, traffic and data services who do not also have satellite radio subscriptions.
Our primary source of revenue is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We offer discounts for prepaid subscription plans, as well as a multiple subscription discount.  We also derive revenue from certain fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic and data services. We provide traffic services to approximately 8.6 million vehicles.
Our satellite radios are primarily distributed through automakers; our website; and retailers.  We have agreements with every major automaker to offer satellite radios in their vehicles, through which we acquire the majority of our subscribers.  We also acquire subscribers through marketing to owners and lessees of previously-owned vehicles that include factory-installed satellite radios that are not currently subscribing to our services. Satellite radio services are also offered to customers of certain rental car companies.
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
Our diverse programming, including our lineup of exclusive content, is a significant differentiator from terrestrial radio and other audio entertainment providers.  We make changes to our programming lineup from time to time as we strive to attract new subscribers and offer content which appeals to a broad range of audiences and to our existing subscribers.  The channel lineups for our services are available at siriusxm.com.
Streaming Service
We stream select music and non-music channels over the Internet.  Our streaming service includes channels that are not available on our satellite radio service.  Access to our streaming service is currently offered to subscribers for a fee.  We also offer applications to allow consumers to access our streaming service on smartphones, tablets, computers, home devices and other consumer electronic equipment.
SiriusXM Internet Radio offers listeners enhanced programming discovery and the ability to connect with content currently playing across our commercial-free music, sports, comedy, news, talk and entertainment channels or available through SiriusXM On Demand. SiriusXM On Demand offers our streaming subscribers the ability to choose their favorite episodes from a catalog of content whenever they want.

In 2018, we launched a new platform and redesigned our mobile app to deliver an enhanced streaming experience. That experience includes expanded programming, greater discovery, more intuitive recommendations, the introduction of video programming and other features designed to increase consumer engagement with our streaming product. Our internet-based video offering currently features Howard Stern, arranged and presented in an easy-to-view manner, with highlights from Howard Stern’s interviews with celebrity guests, musical performances in the Howard Stern studio, show clips, and show specials.  We expect to expand our video offering in 2019 with, among other items, live segments of Howard Stern's show and video generated by our other hosts and guests.
360L
In 2018, we introduced a user interface, which we call “360L,” that combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience. Our 360L interface has been deployed in Dodge Ram trucks and is in the process of being introduced by several other automakers. 360L allows us to take advantage of advanced in-dash infotainment systems.  360L is intended to leverage the ubiquitous signal coverage of our satellite infrastructure and low delivery costs with the two-way communication capability of a wireless streaming service to provide consumers seamless access to our content, including our live channels, on demand service and even more personalized music services.  The wireless streaming connection included in 360L enables enhanced search and recommendations functions, making discovery of our content in the vehicle easier.  360L also allows consumers to manage aspects of their subscriptions directly through their vehicles’ equipment and provides us important data to better enable us to understand how our subscribers use our service and how we can more effectively market our service to consumers.
Distribution of Radios
Automakers
We distribute satellite radios through the sale and lease of new vehicles.  We have agreements with every major automaker to offer satellite radios in their vehicles.  Satellite radios are available as a factory or dealer-installed option in substantially all vehicle makes sold in the United States.
Most automakers include a subscription to our service in the sale or lease of their new vehicles.  In certain cases, we receive subscription payments from automakers in advance of the activation of our service.  We share with certain automakers a portion of the revenues we derive from subscribers using vehicles equipped to receive our service.  We also reimburse various automakers for certain costs associated with the satellite radios installed in new vehicles, including in certain cases hardware costs, engineering expenses and promotional and advertising expenses.

Previously Owned Vehicles
We acquire subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios.  We have entered into agreements with many automakers to market subscriptions to purchasers and lessees of vehicles which include satellite radios sold through their certified pre-owned programs.  We also work directly with franchise and independent dealers on programs for non-certified used vehicles.
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
Connected Vehicle Services
We provide connected vehicle services to several automakers and directly to consumers through aftermarket devices. Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.  We offer a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicles diagnostics, and stolen or parked vehicle locator services.
In 2017, Sirius XM purchased Automatic Labs Inc. ("Automatic"), a connected vehicle device and mobile application company. Automatic offers a subscription service for consumers and auto dealers. By pairing Automatic's install-it-yourself adapter and mobile application, most vehicles model year 1996 or later can be transformed into connected vehicles. Using the Automatic service, drivers have access to important services, such as crash alerts, roadside assistance, vehicle location monitoring and sharing, vehicle health and performance monitoring, and recall notifications and service reminders. Auto dealers can also employ the Automatic service to, among other things, assist in managing vehicle inventory, monitoring the status of vehicles and delivering notifications and reminders to purchasers and lessees of vehicles. The Automatic adapter collects detailed information about each vehicle's geolocation, use, operation, performance and maintenance status in order to operate, maintain, and provide the features and functionality of the Automatic service.
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
Commercial subscribers are included in our subscriber count, and subscribers to the DISH Network satellite television service are not included in our subscriber count. Subscribers to our Travel Link, real-time traffic services and real-time weather services are not included in our subscriber count, unless the applicable service is purchased by the subscriber separately and not as part of a radio subscription to our service.
Sirius XM Canada
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”), with the remainder of Sirius XM Canada's voting and equity interests held by two shareholders.
Sirius XM has entered into a Services Agreement and an Advisory Services Agreement with Sirius XM Canada. Each agreement has a thirty year term. Pursuant to the Services Agreement, Sirius XM Canada pays Sirius XM 25% of its gross revenues on a monthly basis through December 31, 2021 and 30% of its gross revenues on a monthly basis thereafter. Pursuant to the Advisory Services Agreement, Sirius XM Canada pays Sirius XM 5% of its gross revenues on a monthly basis.
As of December 31, 2018, Sirius XM Canada had approximately 2.6 million subscribers. Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora Media, Inc.
In 2018, we entered into an agreement to acquire Pandora Media, Inc. ("Pandora"), in which Sirius XM had previously made an investment in 2017. Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners. As of December 31, 2018, Sirius XM's investment in Pandora represented an approximately 18% interest in Pandora's outstanding common stock, and an approximately 15% interest on an as-converted basis. A description of Sirius XM's existing investment in Pandora and our agreement to acquire Pandora is set forth below.
About our Existing Pandora Investment
Pursuant to an Investment Agreement with Pandora, in 2017, Sirius XM purchased 480,000 shares of Pandora’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $480 million.
The Series A Preferred Stock is convertible at the option of the holders at any time into Pandora common stock, par value $0.0001 per share ("Pandora Common Stock"), at an initial conversion price of $10.50 per share of Pandora Common Stock and an initial conversion rate of 95.2381 shares of Pandora Common Stock per share of Series A Preferred Stock, subject to certain customary anti-dilution adjustments. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears, if and when declared. Any conversion of Series A Preferred Stock may be settled by Pandora, at its option, in shares of Pandora Common Stock, cash or any combination thereof. However, unless and until Pandora’s stockholders have approved the issuance of greater than 19.99% of the outstanding Pandora Common Stock, the Series A Preferred Stock may not be converted into more than 19.99% of Pandora’s outstanding Pandora Common Stock as of June 9, 2017.
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
Agreement to Acquire Pandora

On September 23, 2018, Holdings entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Holdings, Pandora, Billboard Holding Company, Inc., a wholly-owned subsidiary of Pandora, Billboard Acquisition Sub, Inc., a wholly-owned subsidiary of Billboard Holding Company, Inc., Sirius XM and White Oaks Acquisition Corp., pursuant to which, subject to the terms and conditions of the Merger Agreement, Holdings agreed to acquire Pandora (such transaction, the “Merger”). Pursuant to the Merger, each outstanding share of Pandora Common Stock, will be converted into the right to receive 1.44 shares (the “Exchange Ratio”) of Holdings common stock, par value $0.001 per share (“Holdings Common Stock”). In connection with the Merger, the Series A Preferred Stock will be canceled for no consideration.

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

The Pandora stockholders voted to adopt the Merger Agreement at a special stockholder meeting on January 29, 2019.

The completion of the Merger is subject to customary conditions, including, among others, the absence of any law or order that prohibits or makes illegal the Merger and, subject to certain exceptions, the accuracy of the representations and warranties of each party and compliance by the parties with their respective covenants.

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
Advanced In-Dash Infotainment Systems.  Nearly all automakers have deployed integrated multimedia systems in their vehicles, including in many cases Apple CarPlay and Android Auto.  These systems combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, smartphone applications and stored audio, with navigation and other advanced applications.  Internet radio and other data are typically connected to the system through an Internet-enabled smartphone or wireless modem installed in the vehicle, and the entire system may be controlled by touchscreen or voice recognition.  These systems may enhance the attractiveness of Internet-based competitors by making such applications more prominent, easier to access, and safer to use in vehicles.
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
Connected Vehicle Services
Our connected vehicle services business operates in a highly competitive environment and competes with several providers, including Verizon Telematics as well as products being developed by automakers for their vehicles.  OnStar, a division of General Motors, also offers connected vehicle services in GM vehicles.  We also compete with wireless devices such as mobile phones.  We compete against other connected vehicle service providers for automaker arrangements on the basis of innovation, service quality and reliability, technical capabilities and systems customization, scope of service, industry experience, past performance and price.
Government Regulation
As operators of a privately-owned satellite system, we are regulated by the FCC under the Communications Act of 1934, principally with respect to:

•	the licensing of our satellite systems;

•	preventing interference with or to other users of radio frequencies; and

•	compliance with FCC rules established specifically for U.S. satellites and satellite radio services.
Any assignment or transfer of control of our FCC licenses must be approved by the FCC.  The FCC's order approving the merger of our wholly-owned subsidiary, Vernon Merger Corporation, with and into XM Satellite Radio Holdings Inc. in July 2008 requires us to comply with certain voluntary commitments we made as part of the FCC merger proceeding.  We believe we comply with those commitments.

In 1997, we were the winning bidders for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services.  Our FCC licenses for our Sirius satellites expire in 2022 and 2025.  Our FCC licenses for our XM satellites expire in 2021, 2022 and 2026.  The FCC has also granted us licenses to construct, deploy and operate SXM-7 and SXM-8 as replacement satellites. We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant licenses for any replacement satellites.
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
Musical Works
Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights LLC (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.  We have arrangements with ASCAP, SESAC and GMR, and are in negotiations with BMI for a new agreement. If we are unable to reach an agreement with BMI, a court will determine the royalty we will be required to pay BMI.  The changing market for musical works may have an adverse effect on us, including increasing our costs or limiting the musical works available to us.
Sound Recordings
Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, Inc., an organization which negotiates licenses, and collects and distributes royalties on behalf of record companies and performing artists.  We may negotiate royalty arrangements with the owners of sound recordings, or, if negotiation is unsuccessful, the royalty rate is established by the Copyright Royalty Board (the “CRB”) of the Library of Congress.
In December 2017, the CRB issued its determination regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings fixed after February 15, 1972 over our satellite radio service, and the making of ephemeral (server) copies in support of such performances, for the five-year period starting January 1, 2018 and ending on December 31, 2022. Under the terms of the CRB’s decision, we are required to pay a royalty of 15.5% of gross revenues, subject to exclusions and adjustments.
The rates and terms contained in the CRB’s December 2017 determination permit us to reduce the payment due each month by the percentage of our transmissions of recordings that are directly licensed from copyright owners and the percentage of transmissions that comprise recordings fixed before February 15, 1972 that we have licensed. The revenue subject to royalty includes subscription revenue from our U.S. satellite digital audio radio subscribers, and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. Exclusions from revenue subject to the statutory license fee include, among other things:

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

•
revenues attributable to our current and future: data services offered for a separate charge (such as weather, traffic, destination information, messaging, sports scores, stock ticker information, extended program associated data, video and photographic images, and such other telematics and/or data services as may exist from time to time); channels, programming, products and/or other services offered for a separate charge where such channels use only incidental performances of sound recordings; channels, programming, products and/or other services provided outside of the United States; and channels, programming, products and/or other services for which the performance of the recordings is exempt from any license requirement or is separately licensed, including by a statutory license.

In 2018, the Copyright Act was amended by The Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the “Music Modernization Act”). Under the Music Modernization Act, the use of sound recordings fixed before February 15, 1972 is now subject to a royalty at the existing rate set by the CRB; the existing sound recording royalty rate was extended for five years, through December 31, 2027; and the law foreclosed our ability to appeal the December 2017 determination of the CRB. Sound recordings that were fixed before February 15, 1972 were previously governed by state law. During 2015 and 2016, we settled suits with copyright owners for almost all of the pre-1972 sound recordings we use and entered into direct licenses for their use.
The licensing of sound recordings for use on the Internet is also subject to the United States Copyright Act on terms established by the CRB.  In 2018, we paid a per performance rate for the streaming of certain sound recordings on the Internet of $0.0023.  In accordance with the CRB’s decision, this royalty rate may increase through 2020 based on changes in the consumer price index.
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
Personnel
As of December 31, 2018, we had 2,699 full-time employees.  In addition, we rely upon a number of part-time employees, consultants, other advisors and outsourced relationships. None of our employees are represented by a labor union, and we believe that our employee relations are good.
Corporate Information and Available Information
Our executive offices are located at 1290 Avenue of the Americas, 11th floor, New York, New York 10104 and our telephone number is (212) 584-5100.  Our internet address is www.siriusxm.com. Our annual, quarterly and current reports, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may be accessed free of charge through our website after we have electronically filed or furnished such material with the SEC.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Siriusxm.com (including any other reference to such address in this Annual Report) is an inactive textual reference only, meaning that the information contained on or accessible from the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference. We may use our website as a distribution channel of material company information. Financial and other important information regarding us is routinely posted on and accessible through our website at https://www.siriusxm.com. In addition, you may automatically receive email alerts and other information about us when you enroll your email address by visiting the "Email Alerts" section under the "Shareholder Services" heading at http://investor.siriusxm.com/investor-overview.
Executive Officers of the Registrant
Certain information regarding our executive officers as of January 28, 2019 is provided below:

Name	Age	Position
James E. Meyer	64	Chief Executive Officer
Scott A. Greenstein	59	President and Chief Content Officer
David J. Frear	62	Senior Executive Vice President and Chief Financial Officer
Dara F. Altman	60	Executive Vice President and Chief Administrative Officer
James A. Cady	58	Executive Vice President, Operations, Products and Connected Vehicle
Stephen Cook	63	Executive Vice President, Sales and Automotive
Patrick L. Donnelly	57	Executive Vice President, General Counsel and Secretary
Joseph A. Verbrugge	49	Executive Vice President & General Manager, Emerging Business
Jennifer C. Witz	50	Executive Vice President, Chief Marketing Officer
James E. Meyer has served as our Chief Executive Officer since December 2012.  From May 2004 to December 2012, Mr. Meyer was our President, Operations and Sales.  Prior to May 2004, Mr. Meyer was President of Aegis Ventures Incorporated, a consulting firm that provided general management services.  From December 2001 until 2002, Mr. Meyer served as special advisor to the Chairman of Thomson S.A., a leading consumer electronics company. From January 1997 until December 2001, Mr. Meyer served as the Senior Executive Vice President for Thomson as well as a member of its executive committee.  From 1992 until 1996, Mr. Meyer served as Thomson's Senior Vice President of Product Management.  Mr. Meyer is a director of Charter Communications, Inc. and Pandora Media, Inc. and Chairman of the Board of Directors and a director of TiVo Corporation.
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
Joseph A. Verbrugge has served as our Executive Vice President & General Manager, Emerging Business, since April 2017. From December 2015 until April 2017, he was our Executive Vice President, Sales and Development.  Mr. Verbrugge previously served as our Senior Vice President and General Manager, Automotive Remarketing and Retail Sales, from April 2012 until December 2015; as our Senior Vice President, Automotive Remarketing, from February 2010 until April 2012; and as our Senior Vice President, Automotive Partnerships, from September 2008 until February 2010.  From January 2007 through September 2008, he was Senior Vice President, Automotive Accounts/Partnerships and International Operations, of XM; from May 2006 until January 2007, Mr. Verbrugge served as Senior Vice President, Administration and International Operations of XM; from January 2005 until May 2006, he was Vice President, International Operations, of XM; and from September 2004 until January 2005 he served as Vice President, Special Projects, of XM.  Prior to joining XM, Mr. Verbrugge was a consultant with The Dealy Strategy Group LLC, a management consulting firm specializing in international satellite communications and information services companies, from 1999 until 2004.  From 1992 until 1995, Mr. Verbrugge was a bond representative with Aetna Life and Casualty Company, an insurance company.
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
Our ability to retain subscribers or increase the number of subscribers is uncertain.
Our ability to retain our subscribers, or increase the number of subscribers to our service, is uncertain and subject to many factors, including:

•	the price of our service;

•	the health of the economy;

•	the sale or lease rate of new vehicles in the United States;

•	the rate at which our self-pay subscribers buy and sell new and used vehicles in the United States;

•	our ability to convince owners and lessees of new and used vehicles that include satellite radios to purchase subscriptions to our service;

•	the effectiveness of our marketing programs;

•	the entertainment value of our programming and the packages we offer;

•	our ability to respond to evolving consumer tastes; and

•	actions by our competitors, such as other audio entertainment and information providers.
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
Our efforts to acquire subscribers purchasing or leasing used vehicles may attract subscribers of more limited economic means. For example, consumers purchasing or leasing used vehicles may be more price sensitive than consumers purchasing or leasing new vehicles, may convert from trial subscribers to self-paying subscribers at a lower rate, and may cancel their subscriptions more frequently than consumers purchasing or leasing new vehicles. Some of our marketing efforts may also attract more price sensitive subscribers; and our efforts to increase the penetration of satellite radios in new, lower-priced vehicle lines may result in the growth of more economy-minded subscribers. In addition, over time the changing demographics of our subscriber base, such as the expected increase in customers from the “millennial generation,” may increase the number of subscribers accustomed to consuming entertainment through free products.
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
If hackers were able to circumvent our security measures, a release of proprietary information or personal information could occur or we could experience significant disruptions. If our systems become unavailable or suffer a security breach, we may be required to expend significant resources to address these problems, including notification under various data privacy regulations, and our reputation and operating results could suffer. To our knowledge, we have not suffered a release of any proprietary information or personal information that is material to our operations or brand.
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

We may not realize the benefits of acquisitions or other strategic investments and initiatives, including the acquisition of Pandora.
Our business strategy includes selective acquisitions, other strategic investments and initiatives that allow us to expand our business. The success of any acquisition, including the acquisition of Pandora, depends upon effective integration and management of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realizing the growth potential, the anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets.
The acquisition of Pandora involves the combination of two entities which currently operate as independent companies. We will be required to devote significant management attention and resources to integrate the businesses and operations of Pandora. Potential difficulties we may encounter in the integration process includes:

•
the inability to successfully combine our business and the business of Pandora in a manner that permits us to offer cross-promotion opportunities, audio packages that integrate our content and programming with Pandora’s ad-supported and subscription services and achieve other benefits anticipated to result from the acquisition, in the time frame currently anticipated or at all;

•	the complexities associated with integrating personnel from the two companies and of combining two companies with different histories, cultures and customer bases;

•	our failure to retain key employees;

•	potential unknown liabilities and unforeseen increased expenses associated with the acquisition; and

•
performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention in connection with completing the acquisition and integrating the companies’ operations.

It is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the transactions, or could otherwise adversely affect our business and financial results following the closing of the acquisition.
The unfavorable outcome of pending or future litigation could have a material adverse impact on our operations and financial condition.
We are parties to several legal proceedings arising out of various aspects of our business, including class actions arising out of our marketing practices. The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have a material adverse impact on our financial condition.  See “Item 3. Legal Proceedings” below.
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
Under the United States Copyright Act, we also must pay royalties to copyright owners of sound recordings.  Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB. Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties.  SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings.  Under the terms of the CRB's December 2017 decision governing sound recording royalties for satellite radio, we are required to pay a royalty based on our gross revenues, subject to certain exclusions, of 15.5% per year for each of the next nine years. This is a substantial increase over the royalty rate of 11% of our gross revenues that we paid in 2017.
Our business depends in large part upon the auto industry.
A substantial portion of our subscription growth has come from purchasers and lessees of new and used automobiles in the United States.  The sale and lease of vehicles with satellite radios is an important source of subscribers for our satellite radio service. We have agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period.
Automotive production and sales are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs.  To the extent vehicle sales by automakers decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, subscriber growth for our satellite radio services may be adversely impacted.
Sales of used vehicles represent a significant source of new subscribers for us. We have agreements with auto dealers and companies operating in the used vehicle market to provide us with data on sales of used satellite radio enabled vehicles. The continuing availability of this information is important to our future growth.
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
Any material failure of our satellites could cause us to lose customers and could materially harm our reputation and our operating results. We hold no in-orbit insurance for our existing in-orbit satellites.  Additional information regarding our fleet of satellites is contained in the section entitled “Item 1. Business - Satellites, Terrestrial Repeaters and Other Satellite Facilities” of this Annual Report on Form 10-K.
Interruption or failure of our information technology and communications systems could negatively impact our results and our brand.
We operate a complex and growing business.  We offer a wide variety of subscription packages at different price points.  Our business is dependent on the operation and availability of our information technology and communication systems and those of certain third party service providers.  Any degradation in the quality, or any failure, of our systems could reduce our revenues, cause us to lose customers and damage our brand.  Although we have implemented practices designed to maintain the availability of the information technology systems we rely on and mitigate the harm of any unplanned interruptions, we cannot anticipate all eventualities. We occasionally experience unplanned outages or technical difficulties. We could also experience loss of data or processing capabilities, which could cause us to lose customers and could materially harm our reputation and operating results.
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
Damage or interruption to our data centers and information technology and communications centers could expose us to data loss or manipulation, disruption of service, monetary and reputational damages, competitive disadvantage and significant increases in compliance costs and costs to improve the security and resiliency of our computer systems. The compromise of personal, confidential or proprietary information could also subject us to legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments or other foreign jurisdictions or by various regulatory organizations. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.
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
If one or more of these third parties do not perform in a satisfactory or timely manner, including complying with our standards and practices relating to business integrity, personnel, cybersecurity and other values, our business could be adversely affected. For example, Space Systems/Loral has announced that it expects to cease manufacturing large geostationary communications satellites following completion of its existing orders. Space Systems/Loral is currently building two satellites for our service (our SXM-7 and SXM-8 satellites). The discontinuance of this business by Space Systems/Loral could adversely affect the delivery schedules of these satellites and the on-going technical support for our existing in-orbit satellites.
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
As of December 31, 2018, we had an aggregate principal amount of approximately $6.9 billion of indebtedness outstanding, $439.0 million of which was outstanding under a $1.75 billion Senior Secured Revolving Credit Facility.
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
As of December 31, 2018, Liberty Media beneficially owned approximately 73% of Holdings’ common stock and has the ability to influence our affairs, policies and operations.  Two Liberty Media executives and one other member of the board of directors of Liberty Media are members of our board of directors.  Our board of directors currently has thirteen members. Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of Holdings’ board of directors.  Our board of directors is responsible for, among other things, the appointment of executive management, future issuances of common stock or other securities, the payment of dividends, if any, the incurrence of debt, and the approval of various transactions.

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
We are a “controlled company” for the purposes of the NASDAQ Stock Market listing rules. As such, we have elected not to comply with certain NASDAQ corporate governance requirements. Although a majority of our board of directors consists of independent directors, we do not have a compensation committee and nominating and corporate governance committee that consist entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.
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
Special Note About Forward-Looking Statements
We have made various statements in this Annual Report on Form 10-K that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in our other reports filed with or furnished to the SEC, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. For example, these forward-looking statements may include, among other things, our statements about our outlook and our future results of operations and financial condition; share repurchase plans; the impact of economic and market conditions; and the impact of our acquisition of Pandora. The words “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “may,” “should,” “could,” “would,” “likely,” “projection,” “outlook” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above, which could cause actual results to differ materially from such statements. We caution you that the risk factors described above are not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements, except as required by law.

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
In addition, we lease or license space at approximately 540 locations for use in connection with the terrestrial repeater networks that support our satellite radio services.  In general, these leases and licenses are for space on building rooftops and communications towers.  None of these individual locations are material to our business or operations.

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
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIRI.” On January 28, 2019, there were approximately 7,879 record holders of our common stock.
Issuer Purchases of Equity Securities
On January 29, 2019, our board of directors approved an additional $2.0 billion for repurchase of our common stock. The new approval increases the amount of common stock that we have been authorized to repurchase to an aggregate of $14.0 billion. Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of December 31, 2018, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2.7 billion shares for approximately $10.7 billion, and approximately $1.3 billion remained available under our existing $12.0 billion stock repurchase program.  The size and timing of our repurchases will be based on a number of factors, including price and business and market conditions.
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2018 - October 31, 2018	21,390,182	$5.95	21,390,182	$1,844,729,159
November 1, 2018 - November 30, 2018	51,750,000	$6.17	51,750,000	$1,525,513,359
December 1, 2018 - December 31, 2018	32,116,082	$6.22	32,116,082	$1,325,748,492
Total	105,256,264	$6.14	105,256,264

(a)	These amounts include fees and commissions associated with the shares repurchased. All of these repurchases were made pursuant to our share repurchase program.

COMPARISON OF CUMULATIVE TOTAL RETURNS
Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor's Composite-500 Stock Index, or the S&P 500, and the NASDAQ Telecommunications Index from December 31, 2013 to December 31, 2018. The graph assumes that $100 was invested on December 31, 2013 in each of our common stock, the S&P 500 and the NASDAQ Telecommunications Index. In November 2016 we paid our first quarterly dividend. Our board of directors expects to declare regular quarterly dividends.
Stockholder Return Performance Table

	NASDAQ Telecommunications Index	S&P 500 Index	Sirius XM Holdings Inc.
December 31, 2013	$100.00	$100.00	$100.00
December 31, 2014	$108.91	$111.39	$100.29
December 31, 2015	$100.74	$110.58	$116.62
December 31, 2016	$115.72	$121.13	$127.51
December 31, 2017	$135.90	$144.65	$153.58
December 31, 2018	$140.02	$135.63	$163.61

Equity Compensation Plan Information

Plan Category (shares in thousands)	Column (a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Column (b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Column (c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	278,010	$4.22	154,973
Equity compensation plans not approved by security holders	—	—	—
Total	278,010	$4.22	154,973
__________

(1)
In addition to shares issuable upon exercise of stock options, amount also includes approximately 34,608 shares underlying restricted stock units, including performance-based restricted stock units (“PRSUs”) and dividend equivalents thereon. The number of shares to be issued in respect of PRSUs and dividend equivalents thereon have been calculated based on the assumption that the maximum levels of performance applicable to the PRSUs will be achieved.

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

	As of and for the Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016 (1)	2015	2014
Statements of Comprehensive Income Data:
Total revenue	$5,770,692	$5,425,129	$5,017,220	$4,570,058	$4,181,095
Net income	$1,175,893	$647,908	$745,933	$509,724	$493,241
Net income per share - basic (2)	$0.26	$0.14	$0.15	$0.09	$0.09
Net income per share - diluted (2)	$0.26	$0.14	$0.15	$0.09	$0.08
Weighted average common shares outstanding - basic	4,461,827	4,637,553	4,917,050	5,375,707	5,788,944
Weighted average common shares outstanding - diluted	4,560,720	4,723,535	4,964,728	5,435,166	5,862,020
Cash dividends declared per share	$0.0451	$0.0410	$0.0100	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$54,431	$69,022	$213,939	$111,838	$147,724
Restricted investments	$10,939	$10,352	$9,889	$9,889	$5,922
Total assets (3)	$8,172,736	$8,329,374	$8,003,595	$8,046,662	$8,369,065
Long-term debt, net of current portion (3)	$6,884,536	$6,741,243	$5,842,764	$5,443,614	$4,487,419
Stockholders' (deficit) equity	$(1,816,921)	$(1,523,874)	$(792,015)	$(166,491)	$1,309,837
_______________________

(1)
For the year ended December 31, 2016, we recorded $293,896 as an increase to our Deferred tax assets and decrease to our Accumulated deficit as a result of the adoption of Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718).

(2)
The 2017 net income per basic and diluted share includes the impact of $184,599 in income tax expense, or a decrease of approximately $0.04 per share due to the reduction in our net deferred tax asset balance as a result of the Tax Cut and Jobs Act signed into law on December 22, 2017. For additional information refer to Note 16 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

(3)
The 2014 – 2015 balances reflect the adoption of Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and Accounting Standards Update 2015-15,

Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements.  As a result of our adoption of these ASUs, Total Assets was reduced by $7,155 and $6,444 for the years ended December 31, 2015 and 2014, respectively, and Long-term debt, net of current portion, was reduced by $7,155 and $6,444 for the years ended December 31, 2015 and 2014, respectively.

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
All amounts referenced in this Item 7 are in thousands, except per subscriber and per installation amounts, unless otherwise stated.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Executive Summary
We transmit music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems, and a larger set of music and other channels through our streaming service. Our streaming service is available online and through applications for mobile devices, home devices and other consumer electronic equipment.  We also provide connected vehicle services.  Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.
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
As of December 31, 2018, we had approximately 34.0 million subscribers of which approximately 28.9 million were self-pay subscribers and approximately 5.1 million were paid promotional subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; subscribers to our streaming services who do not also have satellite radio subscriptions; and certain subscribers to our weather, traffic, and data services who do not also have satellite radio subscriptions.  Subscribers and subscription related revenues and expenses associated with the Sirius XM Canada service, which had approximately 2.6 million subscribers as of December 31, 2018, and our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.
Our primary source of revenue is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We offer discounts for prepaid subscription plans, as well as a multiple subscription discount.  We also derive revenue from certain fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic and data services. We provide traffic services to approximately 8.6 million vehicles.
In many cases, a subscription to our radio service is included with the purchase or lease of new or previously owned vehicles. The length of these subscriptions varies but is typically three to twelve months.  We receive payments for these subscriptions from certain automakers.  We also reimburse various automakers for certain costs associated with satellite radios installed in new vehicles and pay revenue share to various automakers.
As of December 31, 2018, Liberty Media beneficially owned, directly and indirectly, approximately 73% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
Sirius XM holds an equity method investment in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”), which offers satellite radio services in Canada. As of December 31, 2018, Sirius XM owned an approximate 70% equity interest and 33% voting interest in Sirius XM Canada.
Sirius XM holds an investment in Pandora Media, Inc. (“Pandora”), which operates an internet-based music discovery platform, offering a personalized experience for listeners. As of December 31, 2018, Sirius XM's interest in Pandora represented an approximately 18% interest in Pandora's outstanding common stock, and an approximately 15% interest on an as-converted basis.
Recent Developments; Agreement to Acquire Pandora Media, Inc.

On September 23, 2018, Holdings entered into an Agreement and Plan of Merger and Reorganization (the “Merger
Agreement”), by and among Holdings, Pandora Billboard Holding Company, Inc., a wholly-owned subsidiary of Pandora, Billboard Acquisition Sub, Inc., a wholly-owned subsidiary of Billboard Holding Company, Inc., Sirius XM and White Oaks Acquisition Corp., pursuant to which, subject to the terms and conditions of the Merger Agreement, Holdings agreed to acquire Pandora (such transaction, the “Merger”). Pursuant to the Merger, each outstanding share of Pandora common stock, par value $0.0001 per share (“Pandora Common Stock”), will be converted into the right to receive 1.44 shares (the “Exchange Ratio”) of Holdings common stock, par value $0.001 per share (“Holdings Common Stock”). In connection with the Merger, the Series A Preferred Stock will be canceled for no consideration.

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

The Pandora stockholders voted to adopt the Merger Agreement at a special stockholder meeting on January 29, 2019.

The completion of the Merger is subject to customary conditions, including, among others,  the absence of any law or order that prohibits or makes illegal the Merger and subject to certain exceptions, the accuracy of the representations and warranties of each party and compliance by the parties with their respective covenants.

It is intended that the Merger qualifies as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1986 for Federal income tax purposes. However, if either Pandora or Holdings are unable to receive an opinion of counsel to that effect, the parties have agreed to restructure the Merger so that the Merger will be treated as a taxable stock sale.

Results of Operations
Set forth below are our results of operations for the year ended December 31, 2018 compared with the year ended December 31, 2017 and the year ended December 31, 2017 compared with the year ended December 31, 2016.
Our forward-looking statements below regarding our expectations for our revenues and expenses do not reflect the impact of our proposed acquisition of Pandora.

	For the Years Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	Amount	%	Amount	%
Revenue:
Subscriber revenue	$4,593,803	$4,472,522	$4,196,852	$121,281	3%	$275,670	7%
Advertising revenue	187,569	160,347	138,231	27,222	17%	22,116	16%
Equipment revenue	154,878	131,586	118,947	23,292	18%	12,639	11%
Music royalty fee and other revenue	834,442	660,674	563,190	173,768	26%	97,484	17%
Total revenue	5,770,692	5,425,129	5,017,220	345,563	6%	407,909	8%
Operating expenses:
Cost of services:
Revenue share and royalties	1,393,842	1,210,323	1,108,515	183,519	15%	101,808	9%
Programming and content	405,686	388,033	353,779	17,653	5%	34,254	10%
Customer service and billing	382,537	385,431	387,131	(2,894)	(1)%	(1,700)	—%
Satellite and transmission	95,773	82,747	103,020	13,026	16%	(20,273)	(20)%
Cost of equipment	30,768	35,448	40,882	(4,680)	(13)%	(5,434)	(13)%
Subscriber acquisition costs	470,336	499,492	512,809	(29,156)	(6)%	(13,317)	(3)%
Sales and marketing	484,044	437,739	386,724	46,305	11%	51,015	13%
Engineering, design and development	123,219	112,427	82,146	10,792	10%	30,281	37%
General and administrative	356,819	334,023	341,106	22,796	7%	(7,083)	(2)%
Depreciation and amortization	300,720	298,602	268,979	2,118	1%	29,623	11%
Total operating expenses	4,043,744	3,784,265	3,585,091	259,479	7%	199,174	6%
Income from operations	1,726,948	1,640,864	1,432,129	86,084	5%	208,735	15%
Other income (expense):
Interest expense	(350,073)	(345,820)	(331,225)	(4,253)	(1)%	(14,595)	(4)%
Loss on extinguishment of debt	—	(43,679)	(24,229)	43,679	100%	(19,450)	(80)%
Other income (expense)	43,699	12,844	14,985	30,855	240%	(2,141)	(14)%
Total other income (expense)	(306,374)	(376,655)	(340,469)	70,281	19%	(36,186)	(11)%
Income before income taxes	1,420,574	1,264,209	1,091,660	156,365	12%	172,549	16%
Income tax expense	(244,681)	(616,301)	(345,727)	371,620	60%	(270,574)	(78)%
Net income	$1,175,893	$647,908	$745,933	$527,985	81%	$(98,025)	(13)%
Total Revenue
Subscriber Revenue includes subscription, activation and other fees.

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, subscriber revenue was $4,593,803 and $4,472,522, respectively, an increase of 3%, or $121,281.  The increase was primarily attributable to a 5% increase in the daily weighted average number of subscribers. Subscriber revenue was negatively impacted by $94,767 for the year ended December 31, 2018 due to the adoption of Accounting Standards Update ("ASU") 2014-09, effective January 1, 2018.

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

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, advertising revenue was $187,569 and $160,347, respectively, an increase of 17%, or $27,222.  The increase was primarily due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.

•
2017 vs. 2016:  For the years ended December 31, 2017 and 2016, advertising revenue was $160,347 and $138,231, respectively, an increase of 16%, or $22,116.  The increase was primarily due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.

We expect our advertising revenue to continue to grow as more advertisers are attracted to our national platform and our growing subscriber base, and as we expand our inventory by launching additional non-music channels.
Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, equipment revenue was $154,878 and $131,586, respectively, an increase of 18%, or $23,292.  The increase was driven by an increase in royalty revenue due to our transition to a new generation of chipsets.

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
Music Royalty Fee and Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our connected vehicle services, our Canadian affiliate and ancillary revenues.

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, music royalty fee and other revenue was $834,442 and $660,674, respectively, an increase of 26%, or $173,768.  The increase was primarily driven by higher U.S. Music Royalty Fee revenue due to a higher rate and an increase in the number of subscribers, higher revenue generated from our connected vehicle services and from Sirius XM Canada.

•
2017 vs. 2016:  For the years ended December 31, 2017 and 2016, music royalty fee and other revenue was $660,674 and $563,190, respectively, an increase of 17%, or $97,484.  The increase was primarily driven by higher revenue from Sirius XM Canada due to the new Services Agreement and Advisory Services Agreement entered into in the second quarter of 2017, additional revenues from the U.S. Music Royalty Fee due to an increase in the number of subscribers and subscribers paying at a higher rate and higher revenue generated from our connected vehicle services.

We expect music royalty fee and other revenue to increase due to an increase in U.S. Music Royalty Fees as current subscribers migrate to the new increased rate and as our subscriber base grows.
Operating Expenses
Revenue Share and Royalties include distribution and content provider revenue share, royalties for transmitting content and web streaming, and advertising revenue share.

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, revenue share and royalties were $1,393,842 and $1,210,323, respectively, an increase of 15%, or $183,519, and increased as a percentage of total revenue.  The increase was driven by an increase in the statutory royalty rate applicable to our use of post-1972 recordings, which increased from 11% in 2017 to 15.5% in 2018, and overall greater revenues subject to revenue share with the automakers. Included in the increase was a $69,144 charge related to the legal settlement that resolved outstanding claims, including ongoing audits, under our statutory license for sound recordings for the period January 1, 2007 through December 31, 2017. In 2017, we recorded $45,100 of expense related to music royalty legal settlements and related reserves. The increase was partially offset by approximately $88,122, for the year ended December 31, 2018, related to the adoption of the new revenue standard effective as of January 1, 2018.

•
2017 vs. 2016:  For the years ended December 31, 2017 and 2016, revenue share and royalties were $1,210,323 and $1,108,515, respectively, an increase of 9%, or $101,808, and increased as a percentage of total revenue.  The increase was due to overall greater revenues subject to music royalties and revenue share to automakers and an increase in the statutory royalty rate applicable to our use of post-1972 recordings, which increased from 10.5% in 2016 to 11% in 2017. We recorded $45,100 and $45,900 of expense related to music royalty legal settlements and related reserves in 2017 and 2016, respectively.

We expect our revenue share and royalty costs to increase as our revenues grow.
Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, programming and content expenses were $405,686 and $388,033, respectively, an increase of 5%, or $17,653, and decreased as a percentage of total revenue.  The increase was driven primarily by personnel-related costs, and higher music licensing costs.

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

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, customer service and billing expenses were $382,537 and $385,431, respectively, a decrease of less than 1%, or $2,894, and decreased as a percentage of total revenue.  The decrease was primarily driven by lower call center costs due to lower agent rates, increased customer self-service resulting in lower contact rates and improved non-pay processes driving lower bad debt expense, partially offset by increased transaction fees from a larger subscriber base and personnel-related costs.

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
Satellite and Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our streaming service and connected vehicle services.

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, satellite and transmission expenses were $95,773 and $82,747, respectively, an increase of 16%, or $13,026, and increased as a percentage of total revenue.  The increase was primarily driven by higher wireless costs associated with our connected vehicle services and higher streaming costs.

•
2017 vs. 2016:  For the years ended December 31, 2017 and 2016, satellite and transmission expenses were $82,747 and $103,020, respectively, a decrease of 20%, or $20,273, and decreased as a percentage of total revenue.  The decrease was driven by lower wireless costs associated with our connected vehicle services, and a reduction in terrestrial repeater costs as a result of the elimination of duplicative repeater sites; partially offset by increased streaming costs. Satellite and transmission costs in 2016 included a loss on disposal of certain obsolete satellite parts of $12,912.

We expect satellite and transmission expenses to grow as costs associated with our investment in streaming services increase.
Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, cost of equipment was $30,768 and $35,448, respectively, a decrease of 13%, or $4,680, and decreased as a percentage of equipment revenue.  The decrease was primarily due to lower direct satellite radio sales to consumers.

•
2017 vs. 2016:  For the years ended December 31, 2017 and 2016, cost of equipment was $35,448 and $40,882, respectively, a decrease of 13%, or $5,434, and decreased as a percentage of equipment revenue.  The decrease was primarily due to lower direct satellite radio sales to distributors and consumers, partially offset by the incremental costs associated with the sale of connected vehicle devices since the acquisition of Automatic.

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

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, subscriber acquisition costs were $470,336 and $499,492, respectively, a decrease of 6%, or $29,156, and decreased as a percentage of total revenue.  The decrease was driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in satellite radio installations.

•
2017 vs. 2016:  For the years ended December 31, 2017 and 2016, subscriber acquisition costs were $499,492 and $512,809, respectively, a decrease of 3%, or $13,317, and decreased as a percentage of total revenue.  The decrease was driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in satellite radio installations.

We expect subscriber acquisition costs to increase as we increase OEM installations and increase OEM hardware subsidy rates.  We intend to continue to offer subsidies and other incentives to induce OEMs to include our technology in their vehicles.
Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; and personnel. Marketing costs include expenses related to direct mail, outbound telemarketing and email communications.

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, sales and marketing expenses were $484,044 and $437,739, respectively, an increase of 11%, or $46,305, and increased as a percentage of total revenue.  The increase was primarily due to additional subscriber communications, retention programs and acquisition campaigns, as well as higher personnel-related costs.

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

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, engineering, design and development expenses were $123,219 and $112,427, respectively, an increase of 10%, or $10,792, and increased as a percentage of total revenue.  The increase was driven by the continued development of our streaming product and connected vehicle services.

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

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, general and administrative expenses were $356,819 and $334,023, respectively, an increase of 7%, or $22,796, and increased as a percentage of total revenue.  The increase was primarily driven by higher personnel-related costs, information technology costs, a one-time charge for sales and use taxes, and expenses associated with the pending Pandora acquisition; partially offset by lower legal costs.

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

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, depreciation and amortization expense was $300,720 and $298,602, respectively, an increase of 1%, or $2,118, and decreased as a percentage of total revenue.  The depreciation increase was driven by additional assets placed in-service, partially offset by acceleration of amortization related to a shorter useful life of certain software during 2017.

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

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, interest expense was $350,073 and $345,820, respectively, an increase of 1%, or $4,253.  The increase was primarily due to higher average debt outstanding, partially offset by an increase in capitalized interest associated with the construction of new satellites.

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

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, loss on extinguishment of debt was $0 and $43,679, respectively.  During the year ended December 31, 2017, we recorded losses due to the redemption of our 4.25% Senior Notes due 2020, 5.75% Senior Notes due 2021, and 5.25% Senior Secured Notes due 2022.

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

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, other income was $43,699 and $12,844, respectively.  Other income for the year ended December 31, 2018 was driven by unrealized gains of $42,617 from a fair value adjustment of our investment in Pandora, and interest earned on our loan to Sirius XM Canada of $10,302, partially offset by losses on other investments of $9,675. Other income for the year ended December 31, 2017, included interest earned on our loan to Sirius XM Canada, and our share of Sirius XM Canada's net income, partially offset by transaction costs associated with our investment in Pandora.

•
2017 vs. 2016:  For the years ended December 31, 2017 and 2016, other income was $12,844 and $14,985, respectively.  Other income for the year ended December 31, 2017 included interest earned on our loan to Sirius XM Canada, and our share of Sirius XM Canada's net income, partially offset by transaction costs associated with our investment in Pandora. Other income for the year ended December 31, 2016 was primarily driven by our share of Sirius XM Canada’s net income and dividends received from Sirius XM Canada in excess of our investment.

Income Taxes
Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

•
2018 vs. 2017:  For the years ended December 31, 2018 and 2017, income tax expense was $244,681 and $616,301, respectively, and our effective tax rate was 17.2% and 48.7%, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also reduced the U.S. federal corporate income tax rate from 35% to 21%.

The effective tax rate of 17.2% for the year ended December 31, 2018 was primarily impacted by the reduced federal tax rate to 21%, the recognition of excess tax benefits related to share based compensation and a benefit related to state and federal research and development credits.  The effective tax rate of 48.7% for the year ended December 31, 2017 was negatively impacted by the revaluation of our net deferred tax assets, excluding after tax credits as of December 31, 2017 as a result of the reduction of the federal corporate income tax rate. This was offset by the recognition of excess tax benefits related to share based compensation and a benefit related to federal research and development credits, under the Protecting Americans from Tax Hikes Act of 2015.  Based on this revaluation, we recorded an additional tax expense of $184,599 to reduce our net deferred tax asset balance for the year ended December 31, 2017.

•
2017 vs. 2016:  For the years ended December 31, 2017 and 2016, income tax expense was $616,301 and $345,727, respectively, and our effective tax rate was 48.7% and 31.7%, respectively. As a result of the reduction of the federal corporate income tax rate, we revalued our net deferred tax asset, excluding after tax credits, as of December 31, 2017.  Based on this revaluation, we recorded a net tax expense of $184,599 to reduce our net deferred tax asset balance, which was recorded as additional income tax expense for the year ended December 31, 2017. Our effective tax rate increased by 14.6% to 48.7% primarily as a result of the revaluation of our net deferred tax asset. For the years ended December 31, 2017 and 2016, we recorded a $21,700 and a $66,326 tax credit, respectively, under the Protecting Americans from Tax Hikes Act of 2015 related to research and development activities, which reduced our effective tax rate by 1.7% and 6.1%, respectively.

As a result of the Tax Act and our tax planning strategies, we estimate our effective tax rate beginning in 2019 will be approximately 24.6%.

Recent Accounting Pronouncements

•	In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue - Revenue from Contracts with Customers.

•	In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).

•	In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

•	In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

•	In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

•	In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

•
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.

For additional information regarding “Recent Accounting Pronouncements,” refer to Note 3 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.

Key Financial and Operating Performance Metrics
In this section, we present certain financial performance measures some of which are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”), which include free cash flow and adjusted EBITDA. We also present certain operating performance measures, which include average monthly revenue per subscriber, or ARPU; customer service and billing expenses, per average subscriber; and subscriber acquisition cost, or SAC, per installation. Our adjusted EBITDA excludes the impact of share-based payment expense and certain purchase price accounting adjustments related to the merger of Sirius and XM (the "XM Merger").  Additionally, when applicable, our adjusted EBITDA metric excludes the effect of significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial and operating performance measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. See the accompanying glossary on pages 41 through 45 for more details and for the reconciliation to the most directly comparable GAAP measure (where applicable).
We believe these Non-GAAP financial and operating performance measures provide useful information to investors regarding our financial condition and results of operations. We believe these Non-GAAP financial and operating performance measures may be useful to investors in evaluating our core trends because they provide a more direct view of our underlying costs. We believe investors may use our adjusted EBITDA to estimate our current enterprise value and to make investment decisions. We believe free cash flow provides useful supplemental information to investors regarding our cash available for future subscriber acquisitions and capital expenditures, to repurchase or retire debt, to acquire other companies and our ability to return capital to stockholders. By providing these Non-GAAP financial and operating performance measures, together with the reconciliations to the most directly comparable GAAP measure (where applicable), we believe we are enhancing investors' understanding of our business and our results of operations.
Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 41 through 45) for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in our subscriber count or subscriber-based operating metrics.

Set forth below are our subscriber balances as of December 31, 2018 compared to December 31, 2017 and as of December 31, 2017 compared to December 31, 2016.

	As of December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	Amount	%	Amount	%
Self-pay subscribers	28,915	27,513	25,951	1,402	5%	1,562	6%
Paid promotional subscribers	5,124	5,223	5,395	(99)	(2)%	(172)	(3)%
Ending subscribers	34,039	32,736	31,346	1,303	4%	1,390	4%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the years ended December 31, 2018, 2017 and 2016. The ARPU and SAC, per installation, metrics for the year ended December 31, 2018 have been reduced due to the adoption of the new revenue standard ASU 2014-09 as of January 1, 2018 by $0.24 and $0.26, respectively. For more information regarding the impact of the adoption of ASU 2014-09 on these metrics, refer to the glossary (pages 41 through 45). For more information regarding the adoption of the new revenue standard, refer to Note 3 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.

	For the Years Ended December 31,			2018 vs 2017 Change		2017 vs 2016 Change
	2018	2017	2016	Amount	%	Amount	%
Self-pay subscribers	1,402	1,562	1,663	(160)	(10)%	(101)	(6)%
Paid promotional subscribers	(99)	(172)	89	73	42%	(261)	(293)%
Net additions	1,303	1,390	1,752	(87)	(6)%	(362)	(21)%
Daily weighted average number of subscribers	33,345	31,866	30,494	1,479	5%	1,372	4%
Average self-pay monthly churn	1.7%	1.8%	1.9%	(0.1)%	(6)%	(0.1)%	(5)%
New vehicle consumer conversion rate	39%	40%	39%	(1)%	(3)%	1%	3%

ARPU	$13.34	$13.25	$12.91	$0.09	1%	$0.34	3%
SAC, per installation	$25.66	$29.53	$30.61	$(3.87)	(13)%	$(1.08)	(4)%
Customer service and billing expenses, per average subscriber	$0.88	$0.94	$1.00	$(0.06)	(6)%	$(0.06)	(6)%
Adjusted EBITDA	$2,240,396	$2,115,886	$1,875,775	$124,510	6%	$240,111	13%
Free cash flow	$1,517,110	$1,559,772	$1,509,113	$(42,662)	(3)%	$50,659	3%
Diluted weighted average common shares outstanding (GAAP)	4,560,720	4,723,535	4,964,728	(162,815)	(3)%	(241,193)	(5)%

Subscribers. At December 31, 2018, we had approximately 34.0 million subscribers, an increase of approximately 1.3 million subscribers, or 4%, from the approximately 32.7 million subscribers as of December 31, 2017. The increase in total subscribers was primarily due to growth in our self-pay subscriber base, which increased by approximately 1.4 million. The increase in self-pay subscribers was primarily driven by trial conversions by owners and lessees of new and used vehicles as well as subscriber win back programs, partially offset by deactivations.

•
2018 vs. 2017: For the years ended December 31, 2018 and 2017, net additions were 1.3 million and 1.4 million, respectively, a decrease of 6%, or 0.1 million. Self-pay net additions primarily decreased due to decreased growth in trial conversions and gross add win-backs, partially offset by improvements in average self-pay monthly churn. The reduction of paid promotional subscribers improved due to higher shipments out-pacing declines in trial starts from automakers offering paid promotional subscriptions.

•
2017 vs. 2016: For the years ended December 31, 2017 and 2016, net additions were 1.4 million and 1.8 million, respectively, a decrease of 21%, or 0.4 million. The decline of paid promotional net additions was due to paid promotional subscription ends out-pacing paid promotional subscription starts as starts from automakers offering paid promotional subscriptions remained relatively flat. Self-pay net additions declined due to higher vehicle turnover of our subscriber base mitigated by growth in gross additions.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 41 through 45 for more details.)

•
2018 vs. 2017: For the years ended December 31, 2018 and 2017, our average self-pay monthly churn rate was 1.7% and 1.8%, respectively. The decrease was due to improvements in non-pay and voluntary churn.

•
2017 vs. 2016: For the years ended December 31, 2017 and 2016, our average self-pay monthly churn rate was 1.8% and 1.9%, respectively. The decrease was due to improvements in non-pay and voluntary churn.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 41 through 45 for more details).

•
2018 vs. 2017: For the years ended December 31, 2018 and 2017, our new vehicle consumer conversion rate was 39% and 40%, respectively. The decrease was driven primarily by a decline in conversion of first time trial subscribers.

•
2017 vs. 2016: For the years ended December 31, 2017 and 2016, our new vehicle consumer conversion rate was 40% and 39%, respectively. The increase was driven by improvements in the conversion of promotional subscribers who were also existing self-pay subscribers.

ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services), net advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 41 through 45 for more details.)

•
2018 vs. 2017: For the years ended December 31, 2018 and 2017, ARPU was $13.34 and $13.25, respectively. The increase in certain of our subscription rates, including the U. S. Music Royalty Fee, and higher advertising revenue was negatively impacted by the adoption of the new revenue standard, effective as of January 1, 2018 of $0.24, and the growth in subscription discounts offered through customer acquisition and retention programs.

•
2017 vs. 2016: For the years ended December 31, 2017 and 2016, ARPU was $13.25 and $12.91, respectively. The increase was driven primarily by increases in certain of our subscription rates in 2016, partially offset by growth in subscription discounts offered through customer acquisition and retention programs.

SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 41 through 45 for more details.)

•
2018 vs. 2017: For the years ended December 31, 2018 and 2017, SAC, per installation, was $25.66 and $29.53, respectively. The decrease was driven by reductions to OEM hardware subsidy rates, our transition to a new generation of chipsets as well as the impact of the adoption of the new revenue standard, effective as of January 1, 2018, of $0.26.

•
2017 vs. 2016: For the years ended December 31, 2017 and 2016, SAC, per installation, was $29.53 and $30.61, respectively. The decrease was driven by reductions to OEM hardware subsidy rates as well as lower subsidized costs related to the transition of chipsets.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding connected vehicle customer service and billing expenses and share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 41 through 45 for more details.)

•
2018 vs. 2017: For the years ended December 31, 2018 and 2017, customer service and billing expenses, per average subscriber, were $0.88 and $0.94, respectively. The decrease was primarily driven by lower call center costs due to lower agent rates, increased customer self-service resulting in lower contact rates and improved non-pay processes driving lower bad debt expense.

•
2017 vs. 2016: For the years ended December 31, 2017 and 2016, customer service and billing expenses, per average subscriber, were $0.94 and $1.00, respectively. The decrease was primarily related to lower call center costs due to lower contact rates and lower agent rates, partially offset by higher transaction fees.

Adjusted EBITDA. EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other income, loss on extinguishment of debt, acquisition related costs, other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense, loss on disposal of assets, and legal settlements and reserves related to the historical use of sound recordings. (See the accompanying glossary on pages 41 through 45 for a reconciliation to GAAP and for more details.)

•
2018 vs. 2017: For the years ended December 31, 2018 and 2017, adjusted EBITDA was $2,240,396 and $2,115,886, respectively, an increase of 6%, or $124,510. The increase was due to: growth of 6% in total revenue which was primarily a result of the increase in our subscriber base; additional revenues from the U.S. Music Royalty Fee; an increase in advertising revenue; and lower subscriber acquisition costs. The increases were partially offset by higher revenue share and royalty, sales and marketing, programming and content, satellite and transmission, and general and administrative costs.

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

Free Cash Flow includes cash provided by operations, net of additions to property and equipment, restricted and other investment activity and the return of capital from an investment in an unconsolidated entity. (See the accompanying glossary on pages 41 through 45 for a reconciliation to GAAP and for more details.)

•
2018 vs. 2017: For the years ended December 31, 2018 and 2017, free cash flow was $1,517,110 and $1,559,772, respectively, a decrease of $42,662, or 3%. The decrease was driven by the one-time lump sum payment of $150,000 to resolve all outstanding claims under our statutory license for sound recordings for the period January 1, 2007 through December 31, 2017, an increase in additions to property and equipment due to the timing of payments for new satellite construction, and the timing of payments to vendors; partially offset by higher net cash provided by operating activities resulting from improved operating performance.

•
2017 vs. 2016: For the years ended December 31, 2017 and 2016, free cash flow was $1,559,772 and $1,509,113, respectively, an increase of $50,659, or 3%. The increase was driven by higher net cash provided by operating activities resulting from improved operating performance, partially offset by an increase in additions to property and equipment resulting from new satellite construction.

Liquidity and Capital Resources
Cash Flows for the year ended December 31, 2018 compared with the year ended December 31, 2017 and the year ended December 31, 2017 compared with the year ended December 31, 2016
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Years Ended December 31,
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net cash provided by operating activities	$1,880,418	$1,855,589	$1,719,237	$24,829	$136,352
Net cash used in investing activities	(379,276)	(1,146,349)	(210,124)	767,073	(936,225)
Net cash used in financing activities	(1,515,146)	(853,694)	(1,407,012)	(661,452)	553,318
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,004)	(144,454)	102,101	130,450	(246,555)
Cash, cash equivalents and restricted cash at beginning of period	79,374	223,828	121,727	(144,454)	102,101
Cash, cash equivalents and restricted cash at end of period	$65,370	$79,374	$223,828	$(14,004)	$(144,454)

Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $24,829 to $1,880,418 for the year ended December 31, 2018 from $1,855,589 for the year ended December 31, 2017. Cash flows provided by operating activities increased by $136,352 to $1,855,589 for the year ended December 31, 2017 from $1,719,237 for the year ended December 31, 2016.
Our largest source of cash provided by operating activities is cash generated by subscription and subscription-related revenues.  We also generate cash from the sale of advertising on certain non-music channels and the sale of satellite radios, components and accessories.  Our primary uses of cash from operating activities include revenue share and royalty payments to distributors, programming and content providers, and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to vendors to service, maintain and acquire subscribers, general corporate expenditures, and compensation and related costs.
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the years ended December 31, 2018 and 2017 were primarily due to additional spending to construct replacement satellites, improve our terrestrial repeater network, for capitalized software and hardware, deferred compensation and invest in other equity investees. We spent $166,632 and $139,937 on capitalized software and hardware as well as $132,317 and $99,980 to construct replacement satellites during the years ended December 31, 2018 and 2017, respectively. In addition, cash flows used in investing activities in the year ended December 31, 2017 were primarily due to our investment in Pandora of $480,000, loans to related parties of $132,465, payments to acquire additional ownership in related parties (inclusive of transaction costs) of $132,205 and the acquisition of Automatic for $107,273 (net of cash and restricted cash acquired). In 2016, our cash flows used in investing activities were primarily due to additional spending of $43,300 to construct replacement satellites, improve our terrestrial repeater network and for capitalized software.
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
Cash flows used in financing activities in the year ended December 31, 2018 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $1,314,286, the payment of cash dividends of $201,434, and payment of $119,625 for taxes paid in lieu of shares issued for share-based compensation, partially offset by net borrowings under the Credit Facility of $136,190. Cash flows used in financing activities in the year ended December 31, 2017 were primarily due to the redemption of $1,500,000 aggregate principal amount of then-outstanding notes, the purchase and retirement for $1,409,035 of shares of our common stock under our repurchase program, the payment of cash dividends of $190,242, and net repayments of $90,000 under the Credit Facility, partially offset by the issuance of $1,000,000 aggregate principal amount of 3.875% Senior Notes due 2022 and $1,500,000 aggregate principal amount of 5.00% Senior Notes due 2027. Cash flows used in financing activities in the year ended December 31, 2016 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $1,673,518, the redemption of $650,000 of our then-outstanding 5.875% Senior Notes due 2020 and the payment of a cash dividend of $48,079, partially offset by the issuance of $1,000,000 aggregate principal amount of 5.375% Senior Notes due 2026 and $50,000 in net borrowings under the Credit Facility.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of December 31, 2018, $1,311,000 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund stock repurchases, future dividend payments and strategic opportunities.
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
Capital Return Program
As of December 31, 2018, our board of directors had authorized for repurchase an aggregate of $12,000,000 of our common stock.  As of December 31, 2018, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,683,109 shares for $10,674,252, and $1,325,748 remained available for additional repurchases under our existing stock repurchase program authorization.
On January 29, 2019, our board of directors approved an additional $2,000,000 for repurchase of our common stock. The new approval increases the amount of common stock that we have been authorized to repurchase to an aggregate of $14,000,000. Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in accelerated stock repurchase transactions and transactions with Liberty Media and its affiliates. We intend to fund the additional repurchases through a combination of cash on hand, cash generated by operations and future borrowings.
On January 29, 2019, our board of directors declared a quarterly dividend in the amount of $0.0121 per share of common stock payable on February 28, 2019 to stockholders of record as of the close of business on February 11, 2019. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.0484 per share of common stock.
Debt Covenants
The indentures governing Sirius XM's senior notes and the agreement governing the Credit Facility include restrictive covenants.  As of December 31, 2018, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 12 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 15 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments,” refer to Note 15 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.
Related Party Transactions
For a discussion of “Related Party Transactions,” refer to Note 11 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
We adopted the new revenue standard using the modified retrospective method by recognizing the cumulative effect of initially applying the new revenue standard to all non-completed contracts as of January 1, 2018 as an adjustment to opening Accumulated deficit in the period of adoption. For more information regarding the adoption of the new revenue standard, refer to Note 3 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.
Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Accounting estimates require the use of significant management assumptions and judgments as to future events, and the effect of those events cannot be predicted with certainty. The accounting estimates will change as new events occur, more experience is acquired and more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and use outside experts to assist in that evaluation when we deem necessary. We have identified all significant accounting policies in Note 3 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.
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
•Indefinite-lived Assets: ASC 350-30-35, Intangibles - General Intangibles Other than Goodwill, provides for an option to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a company is not required to perform a quantitative impairment test. If the qualitative assessment does not support that the fair value of the asset exceeds its carrying value, then a quantitative assessment is performed.
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
As of December 31, 2018, we had a valuation allowance of $66,229 relating to deferred tax assets that are not more likely than not to be realized due to timing of certain state net operating loss limitations and acquired net operating losses that were not likely to be utilized.
ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. If the tax position is not more likely than not to be sustained, the gross amount of the unrecognized tax position will not be recorded in the financial statements but will be shown in tabular format within the uncertain income tax positions. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs due to the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. A number of years may elapse before an uncertain tax position is effectively settled or until there is a lapse in the applicable statute of limitations. We record interest and penalties related to uncertain tax positions in Income tax expense in our consolidated statements of comprehensive income. As of December 31, 2018, the gross liability for income taxes associated with uncertain tax positions was $387,149.
Glossary
Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other income as well as certain other charges discussed below. Adjusted EBITDA is a Non-GAAP financial measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the XM Merger, (ii) share-based payment expense and (iii) other significant operating expense (income) that do not relate to the on-going performance of our business. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. As a result of large capital investments in our satellite radio system, our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of the legal settlements and reserves related to the historical use of sound recordings, acquisition related costs, loss on extinguishment of debt and loss on disposal of assets, to the extent they occur during the period, is useful as they are significant expenses not incurred as part of our normal operations for the period.

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statements of comprehensive income of certain expenses, including share-based payment expense and certain purchase price accounting for the XM Merger. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure.  Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net income as disclosed in our consolidated statements of comprehensive income. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income to the adjusted EBITDA is calculated as follows:

	For the Years Ended December 31,
	2018	2017	2016
Net income:	$1,175,893	$647,908	$745,933
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues	7,251	7,251	7,251
Sound recording legal settlements and reserves	69,144	45,100	45,900
Acquisition related costs	3,158	—	—
Loss on disposal of assets	—	—	12,912
Share-based payment expense	133,175	124,069	108,604
Depreciation and amortization	300,720	298,602	268,979
Interest expense	350,073	345,820	331,225
Loss on extinguishment of debt	—	43,679	24,229
Other (income) expense	(43,699)	(12,844)	(14,985)
Income tax expense	244,681	616,301	345,727
Adjusted EBITDA	$2,240,396	$2,115,886	$1,875,775
ARPU - is derived from total earned subscriber revenue (excluding revenue associated with our connected vehicle services), advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee.  The ARPU for the year ended December 31, 2018 reflects adjustments as a result of adopting the new revenue standard as of January 1, 2018. ARPU is calculated as follows:

	For the Years Ended December 31,
	2018	2017	2016
Subscriber revenue, excluding connected vehicle services	$4,482,382	$4,388,676	$4,108,547
Add: advertising revenue	187,569	160,347	138,231
Add: other subscription-related revenue	669,563	518,457	478,063
	$5,339,514	$5,067,480	$4,724,841
Daily weighted average number of subscribers	33,345	31,866	30,494
ARPU	$13.34	$13.25	$12.91

The table below illustrates the impact that the adoption of the new revenue standard had on ARPU for the year ended December 31, 2018.

	For the Year Ended December 31, 2018
	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09
Subscriber revenue, excluding connected vehicle services	$4,482,382	$94,767	$4,577,149
Add: advertising revenue	187,569	—	187,569
Add: other subscription-related revenue	669,563	—	669,563
	$5,339,514	$94,767	$5,434,281
Daily weighted average number of subscribers	33,345	33,345	33,345
ARPU	$13.34	$0.24	$13.58

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

	For the Years Ended December 31,
	2018	2017	2016
Customer service and billing expenses, excluding connected vehicle services	$357,997	$365,005	$367,978
Less: share-based payment expense	(4,558)	(4,229)	(3,735)
	$353,439	$360,776	$364,243
Daily weighted average number of subscribers	33,345	31,866	30,494
Customer service and billing expenses, per average subscriber	$0.88	$0.94	$1.00

Free cash flow - is derived from cash flow provided by operating activities, net of additions to property and equipment and purchases of other investments. Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We exclude from free cash flow certain items that do not relate to the on-going performance of our business, such as cash outflows for acquisitions, strategic investments, and net loan activity with related parties and other equity investees. We believe free cash flow is an indicator of the long-term financial stability of our business.  Free cash flow, which is reconciled to “Net cash provided by operating activities,” is a Non-GAAP financial measure.  This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding Restricted and other investment activity from “Net cash provided by operating activities” from the consolidated statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies.  Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies. Free cash flow is calculated as follows:

	For the Years Ended December 31,
	2018	2017	2016
Cash Flow information
Net cash provided by operating activities	$1,880,418	$1,855,589	$1,719,237
Net cash used in investing activities	$(379,276)	$(1,146,349)	$(210,124)
Net cash used in financing activities	$(1,515,146)	$(853,694)	$(1,407,012)
Free Cash Flow
Net cash provided by operating activities	$1,880,418	$1,855,589	$1,719,237
Additions to property and equipment	(355,703)	(287,970)	(205,829)
Purchases of other investments	(7,605)	(7,847)	(4,295)
Free cash flow	$1,517,110	$1,559,772	$1,509,113
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period.  The SAC, per installation, for the year ended December 31, 2018 reflects adjustments as a result of adopting the new revenue standard as of January 1, 2018. SAC, per installation, is calculated as follows:

	For the Years Ended December 31,
	2018	2017	2016
Subscriber acquisition costs, excluding connected vehicle services	$470,336	$499,492	$512,809
Less: margin from sales of radios and accessories, excluding connected vehicle services	(122,347)	(96,110)	(78,065)
	$347,989	$403,382	$434,744
Installations	13,563	13,662	14,203
SAC, per installation	$25.66	$29.53	$30.61

The table below illustrates the impact that the adoption of the new revenue standard has had on SAC, per installation, for the year ended December 31, 2018.

	For the Year Ended December 31, 2018
	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09
Subscriber acquisition costs, excluding connected vehicle services	$470,336	$3,540	$473,876
Less: margin from sales of radios and accessories, excluding connected vehicle services	(122,347)	—	(122,347)
	$347,989	$3,540	$351,529
Installations	13,563	13,563	13,563
SAC, per installation	$25.66	$0.26	$25.92

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As of December 31, 2018, we did not hold or issue any derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
As of December 31, 2018, we also held the following investments:

•
Pandora Series A Preferred Stock, which we have elected to account for under the fair value option. As of December 31, 2018, the fair value of this investment was $523.1 million which was based on a Black-Scholes option pricing model and an income approach - discounted cash flow analysis. Had the market price of Pandora's common stock been 10% lower as of December 31, 2018, the value of this investment would have been approximately $2.1 million lower.

•
In connection with the recapitalization of Sirius XM Canada on May 25, 2017, we loaned Sirius XM Canada $130.8 million. The loan is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. The loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of December 31, 2018 was $126.0 million and approximated its fair value. The loan is denominated in Canadian dollars and it is subject to changes in foreign currency. Had the Canadian to U.S. dollar exchange rate been 10% lower as of December 31, 2018, the value of this loan would have been approximately $12.6 million lower.

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
See the Index to Consolidated Financial Statements and financial statements and financial statement schedule contained in Part IV, Item 15, herein, which are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2018.
KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
The additional information required by this Item 10 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2019 annual meeting of stockholders set forth under the captions Stock Ownership, Governance of the Company, Item 1. Election of Directors and Item 2. Ratification of Independent Registered Public Accountants, which we expect to file with the Securities and Exchange Commission prior to April 30, 2019.
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
The information required by this Item 11 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2019 annual meeting of stockholders set forth under the captions Item 1. Election of Directors and Executive Compensation, which we expect to file with the Securities and Exchange Commission prior to April 30, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this Item 12 is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5, of this Annual Report on Form 10-K.
The additional information required by this Item 12 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2019 annual meeting of stockholders set forth under the caption Stock Ownership, which we expect to file with the Securities and Exchange Commission prior to April 30, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2019 annual meeting of stockholders set forth under the captions Governance of the Company and Item 1. Election of Directors, which we expect to file with the Securities and Exchange Commission prior to April 30, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2019 annual meeting of stockholders set forth under the caption Item 2. Ratification of Independent Registered Public Accountants - Principal Accountant Fees and Services, which we expect to file with the Securities and Exchange Commission prior to April 30, 2019.

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

2.3
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

4.4
Indenture, dated as of March 6, 2015, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association as trustee, relating to the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on March 6, 2015 (File No. 001-34295)).

4.5
Indenture, dated as of May 23, 2016, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as a trustee, relating to the 5.375% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on May 24, 2016 (File No. 001-34295)).

4.6
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

4.9
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

10.4
Amendment No. 3, dated as of June 29, 2018, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on July 3, 2018 (File No. 001-34295)).

**10.5
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

*10.6
Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 001-34295)).

*10.7
XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-27441)).

*10.8
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

*10.10
Sirius XM Radio 401(k) Savings Plan, January 1, 2009 Restatement (incorporated by reference to Exhibit 10.30 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-34295)).

*10.11	Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.9 to Sirius XM Radio Inc.’s Registration Statement on Form S-8 (File No. 333-160386)).

*10.12
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

*10.14
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

*10.16
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

*10.19
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

*10.21
Form of SVP Non-Qualified Stock Option Agreement pursuant to the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 (001-34295)).

*10.22
Employment Agreement, dated as of August 13, 2013, between Sirius XM Radio Inc. and Stephen R. Cook (incorporated by reference to Exhibit 10.27 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 (001-34295)).

*10.23
Employment Agreement, dated as of May 31, 2018, between Sirius XM Radio Inc. and Dara F Altman (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-34295)).

*10.24
Employment Agreement, dated as of June 29, 2015, between Sirius XM Radio Inc. and James A. Cady (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-34295)).

*10.25
Amendment to the Employment Agreement between Sirius XM Radio Inc. and James A Cady, dated as of February 23, 2016 (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34295)).

*10.26
Employment Agreement, dated as of June 1, 2018, between Sirius XM Radio Inc. and David J. Frear (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 5, 2018 (File No. 001-34295)).

*10.27
Form of Option Award Agreement between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed October 16, 2009 (File No. 001-34295)).

*10.28
Employment Agreement, dated December 11, 2015, between Sirius XM Radio Inc. and Joseph A. Verbrugge (incorporated by reference to Exhibit 10.29 to Sirius XM Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34295)).

*10.29
Employment Agreement, dated December 24, 2018 between Sirius XM Radio Inc. and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on December 26, 2018 (File No. 001-34295)).

*10.30
Employment Agreement, dated as of November 22, 2016 between Sirius XM Radio Inc. and Patrick L. Donnelly (incorporated by reference to Exhibit 10.37 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34295)).

*10.31
Employment Agreement, dated as of August 21, 2017 between Sirius XM Radio Inc. and Jennifer Witz (incorporated by reference to Exhibit 10.30 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-34295)).

*10.32
Employment Agreement, dated August 16, 2018, between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-34295)).

*10.33
Letter agreement, dated August 16, 2018, regarding use of private aircraft between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-34295)).

*10.34
Assignment and Assumption Agreement, dated as of November 15, 2013, among Sirius XM Holdings Inc. and Sirius XM Radio Inc. (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 15, 2013 (File No. 001-34295)).

*10.35
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

*10.36	Sirius XM Holdings Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-34295)).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

Exhibit	Description

31.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of David J. Frear, Senior Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of James E. Meyer, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101.1
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (ii) Consolidated Balance Sheets as of December 31, 2018 and 2017; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (v) Combined Notes to Consolidated Financial Statements.

_________________

*	This document has been identified as a management contract or compensatory plan or arrangement.

**
Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for any other purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs for any other purpose as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of January 2019.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY B. MAFFEI	Chairman of the Board of Directors and Director	January 30, 2019
(Gregory B. Maffei)
/s/ JAMES E. MEYER	Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2019
(James E. Meyer)
/s/ DAVID J. FREAR	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 30, 2019
(David J. Frear)
/s/ THOMAS D. BARRY	Senior Vice President and Controller (Principal Accounting Officer)	January 30, 2019
(Thomas D. Barry)
/s/ JOAN L. AMBLE	Director	January 30, 2019
(Joan L. Amble)
/s/ GEORGE W. BODENHEIMER	Director	January 30, 2019
(George W. Bodenheimer)
/s/ MARK D. CARLETON	Director	January 30, 2019
(Mark D. Carleton)
/s/ EDDY W. HARTENSTEIN	Director	January 30, 2019
(Eddy W. Hartenstein)
/s/ JAMES P. HOLDEN	Director	January 30, 2019
(James P. Holden)
/s/ EVAN D. MALONE	Director	January 30, 2019
(Evan D. Malone)
/s/ JAMES F. MOONEY	Director	January 30, 2019
(James F. Mooney)
/s/ MICHAEL RAPINO	Director	January 30, 2019
(Michael Rapino)
/s/ KRISTINA M. SALEN	Director	January 30, 2019
(Kristina M. Salen)
/s/ CARL E. VOGEL	Director	January 30, 2019
(Carl E. Vogel)
/s/ DAVID M. ZASLAV	Director	January 30, 2019
(David M. Zaslav)

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sirius XM Holdings Inc. and subsidiaries:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sirius XM Holdings Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule listed in Item 15(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 30, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As described in Note 3 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective January 1, 2018 due to the adoption of Accounting Standard Update (ASU) 2014‑09 and all related amendments, which established Accounting Standard Codification (ASC) Topic 606, Revenue ‑ Revenue from Contracts with Customers.
Also as described in Note 3 to the consolidated financial statements, the Company changed its method of accounting for share‑based payments in 2016 due to the adoption of ASU 2016‑09, Compensation‑Stock Compensation (Topic 718): Improvements to Employee Share‑Based Payment Accounting.
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
New York, New York
January 30, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sirius XM Holdings Inc. and subsidiaries:

Opinion on Internal Control Over Financial Reporting
We have audited Sirius XM Holdings Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule listed in Item 15(2) (collectively, the consolidated financial statements), and our report dated January 30, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
New York, New York
January 30, 2019

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Revenue:
Subscriber revenue	$4,593,803	$4,472,522	$4,196,852
Advertising revenue	187,569	160,347	138,231
Equipment revenue	154,878	131,586	118,947
Music royalty fee and other revenue	834,442	660,674	563,190
Total revenue	5,770,692	5,425,129	5,017,220
Operating expenses:
Cost of services:
Revenue share and royalties	1,393,842	1,210,323	1,108,515
Programming and content	405,686	388,033	353,779
Customer service and billing	382,537	385,431	387,131
Satellite and transmission	95,773	82,747	103,020
Cost of equipment	30,768	35,448	40,882
Subscriber acquisition costs	470,336	499,492	512,809
Sales and marketing	484,044	437,739	386,724
Engineering, design and development	123,219	112,427	82,146
General and administrative	356,819	334,023	341,106
Depreciation and amortization	300,720	298,602	268,979
Total operating expenses	4,043,744	3,784,265	3,585,091
Income from operations	1,726,948	1,640,864	1,432,129
Other income (expense):
Interest expense	(350,073)	(345,820)	(331,225)
Loss on extinguishment of debt	—	(43,679)	(24,229)
Other income	43,699	12,844	14,985
Total other income (expense)	(306,374)	(376,655)	(340,469)
Income before income taxes	1,420,574	1,264,209	1,091,660
Income tax expense	(244,681)	(616,301)	(345,727)
Net income	$1,175,893	$647,908	$745,933
Foreign currency translation adjustment, net of tax	(28,613)	18,546	363
Total comprehensive income	$1,147,280	$666,454	$746,296
Net income per common share:
Basic	$0.26	$0.14	$0.15
Diluted	$0.26	$0.14	$0.15
Weighted average common shares outstanding:
Basic	4,461,827	4,637,553	4,917,050
Diluted	4,560,720	4,723,535	4,964,728
Dividends declared per common share	$0.0451	$0.0410	$0.0100

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$54,431	$69,022
Receivables, net	232,986	241,727
Inventory, net	22,198	20,199
Related party current assets	10,585	10,284
Prepaid expenses and other current assets	158,033	129,669
Total current assets	478,233	470,901
Property and equipment, net	1,512,865	1,462,766
Intangible assets, net	2,501,361	2,522,846
Goodwill	2,289,985	2,286,582
Related party long-term assets	960,316	962,080
Deferred tax assets	292,703	505,528
Other long-term assets	137,273	118,671
Total assets	$8,172,736	$8,329,374
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$735,079	$794,341
Accrued interest	128,204	137,428
Current portion of deferred revenue	1,931,613	1,881,825
Current maturities of debt	3,447	5,105
Related party current liabilities	4,335	2,839
Total current liabilities	2,802,678	2,821,538
Long-term deferred revenue	148,983	174,579
Long-term debt	6,884,536	6,741,243
Related party long-term liabilities	4,270	7,364
Deferred tax liabilities	47,251	8,169
Other long-term liabilities	101,939	100,355
Total liabilities	9,989,657	9,853,248
Commitments and contingencies (Note 15)
Stockholders’ (deficit) equity:
Common stock, par value $0.001; 9,000,000 shares authorized; 4,345,606 and 4,530,928 shares issued; 4,345,606 and 4,527,742 outstanding at December 31, 2018 and December 31, 2017, respectively	4,346	4,530
Accumulated other comprehensive (loss) income, net of tax	(6,193)	18,407
Additional paid-in capital	242,235	1,713,816
Treasury stock, at cost; 0 and 3,186 shares of common stock at December 31, 2018 and December 31, 2017, respectively	—	(17,154)
Accumulated deficit	(2,057,309)	(3,243,473)
Total stockholders’ (deficit) equity	(1,816,921)	(1,523,874)
Total liabilities and stockholders’ (deficit) equity	$8,172,736	$8,329,374

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Amount			Shares	Amount
Balance at January 1, 2016	5,153,451	$5,153	$(502)	$4,783,795	5,804	$(23,727)	$(4,931,210)	$(166,491)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	293,896	293,896
Comprehensive income, net of tax	—	—	363	—	—	—	745,933	746,296
Share-based payment expense	—	—	—	97,539	—	—	—	97,539
Exercise of options and vesting of restricted stock units	13,411	13	—	335	—	—	—	348
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(42,827)	—	—	—	(42,827)
Cash dividends paid on common shares	—	—	—	(48,079)	—	—	—	(48,079)
Common stock repurchased	—	—	—	—	420,111	(1,672,697)	—	(1,672,697)
Common stock retired	(420,815)	(421)	—	(1,673,097)	(420,815)	1,673,518	—	—
Balance at December 31, 2016	4,746,047	$4,745	$(139)	$3,117,666	5,100	$(22,906)	$(3,891,381)	$(792,015)
Comprehensive income, net of tax	—	—	18,546	—	—	—	647,908	666,454
Issuance of common stock as part of recapitalization of Sirius XM Canada	35,000	35	—	178,815	—	—	—	178,850
Share-based payment expense	—	—	—	108,871	—	—	—	108,871
Exercise of options and vesting of restricted stock units	22,322	22	—	752	—	—	—	774
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(93,283)	—	—	—	(93,283)
Cash dividends paid on common stock	—	—	—	(190,242)	—	—	—	(190,242)
Common stock repurchased	—	—	—	—	270,527	(1,403,283)	—	(1,403,283)
Common stock retired	(272,441)	(272)	—	(1,408,763)	(272,441)	1,409,035	—	—
Balance at December 31, 2017	4,530,928	$4,530	$18,407	$1,713,816	3,186	$(17,154)	$(3,243,473)	$(1,523,874)
Cumulative effect of change in accounting principles	—	—	4,013	30,398	—	—	10,271	44,682
Comprehensive income, net of tax	—	—	(28,613)	—	—	—	1,175,893	1,147,280
Share-based payment expense	—	—	—	133,175	—	—	—	133,175
Exercise of options and vesting of restricted stock units	26,837	28	—	(21)	—	—	—	7
Minimum withholding taxes on net share settlement of stock-based compensation	—	—	—	(119,625)	—	—	—	(119,625)
Cash dividends paid on common stock	—	—	—	(201,434)	—	—	—	(201,434)
Common stock repurchased	—	—	—	—	208,973	(1,297,132)	—	(1,297,132)
Common stock retired	(212,159)	(212)	—	(1,314,074)	(212,159)	1,314,286	—	—
Balance at December 31, 2018	4,345,606	$4,346	$(6,193)	$242,235	—	$—	$(2,057,309)	$(1,816,921)

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$1,175,893	$647,908	$745,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300,720	298,602	268,979
Non-cash interest expense, net of amortization of premium	9,297	9,050	8,608
Provision for doubtful accounts	50,824	55,715	55,941
Amortization of deferred income related to equity method investment	(2,776)	(2,776)	(2,772)
Loss on extinguishment of debt	—	43,679	24,229
Loss (gain) on unconsolidated entity investments, net	10,479	(4,561)	(12,529)
Gain on fair value instrument	(42,617)	(472)	—
Dividend received from unconsolidated entity investment	2,128	3,606	7,160
Loss on disposal of assets	—	—	12,912
Share-based payment expense	133,175	124,069	108,604
Deferred income taxes	256,575	583,520	323,562
Changes in operating assets and liabilities:
Receivables	(42,083)	(73,777)	(44,188)
Inventory	(1,999)	1,874	1,932
Related party, net	1,046	(1,738)	(3,485)
Prepaid expenses and other current assets	(20,189)	50,194	7,156
Other long-term assets	10,385	7,333	38,835
Accounts payable and accrued expenses	(20,086)	41,367	78,920
Accrued interest	(9,224)	22,795	22,978
Deferred revenue	70,002	41,894	79,404
Other long-term liabilities	(1,132)	7,307	(2,942)
Net cash provided by operating activities	1,880,418	1,855,589	1,719,237
Cash flows from investing activities:
Additions to property and equipment	(355,703)	(287,970)	(205,829)
Purchases of other investments	(7,605)	(7,847)	(4,295)
Acquisitions, net of cash acquired	(2,377)	(107,273)	—
Investments in related parties and other equity investees	(16,833)	(612,465)	—
Repayment from (loan to) related party	3,242	(130,794)	—
Net cash used in investing activities	(379,276)	(1,146,349)	(210,124)
Cash flows from financing activities:
Proceeds from exercise of stock options	7	774	348
Taxes paid in lieu of shares issued for stock-based compensation	(119,625)	(92,619)	(42,824)
Revolving credit facility, net of deferred financing costs	136,190	(90,000)	50,000
Proceeds from long-term borrowings, net of costs	—	2,473,071	987,143
Principal payments of long-term borrowings	(15,998)	(1,512,578)	(660,985)
Payment of premiums on redemption of debt	—	(33,065)	(19,097)
Common stock repurchased and retired	(1,314,286)	(1,409,035)	(1,673,518)
Dividends paid	(201,434)	(190,242)	(48,079)
Net cash used in financing activities	(1,515,146)	(853,694)	(1,407,012)
Net decrease in cash, cash equivalents and restricted cash	(14,004)	(144,454)	102,101
Cash, cash equivalents and restricted cash at beginning of period	79,374	223,828	121,727
Cash, cash equivalents and restricted cash at end of period(1)	$65,370	$79,374	$223,828

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$344,906	$310,492	$292,556
Income taxes paid	$6,072	$28,045	$20,639
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$499	$2,577	$6,647
Treasury stock not yet settled	$17,154	$5,752	$821
Accumulated other comprehensive loss (income), net of tax	$28,613	$(18,546)	$(363)
Issuance of common stock as part of recapitalization of Sirius XM Canada	$—	$178,850	$—

(1)
The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$54,431	$69,022	$213,939	$111,838
Restricted cash included in Prepaid expenses and other current assets	150	244	—	—
Restricted cash included in Other long-term assets	10,789	10,108	9,889	9,889
Total cash, cash equivalents and restricted cash at end of period	$65,370	$79,374	$223,828	$121,727

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
Business
We transmit music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems. We also transmit a larger set of music and other channels and video programming through our streaming service. Our streaming service is available online and through applications for mobile devices, home devices and other consumer electronic equipment.  We also provide connected vehicle services.  Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.
We have agreements with every major automaker (“OEMs”) to offer satellite radio in their vehicles, through which we acquire the majority of our subscribers. We also acquire subscribers through marketing to owners and lessees of used vehicles that include factory-installed satellite radios that are not currently subscribing to our services. Our satellite radios are primarily distributed through automakers, retailers, and our website. Satellite radio services are also offered to customers of certain rental car companies.
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
In many cases, a subscription to our radio services is included with the purchase or lease of new or previously owned vehicles. The length of these subscriptions varies but is typically three to twelve months.  We receive payments for these subscriptions from certain automakers.  We also reimburse various automakers for certain costs associated with satellite radios installed in new vehicles and pay revenue share to various automakers.
On September 23, 2018, Holdings entered into an agreement to acquire Pandora Media, Inc. (“Pandora”) in an all-stock transaction initially valued at $3.5 billion. In connection with the acquisition, each outstanding share of Pandora common stock, par value $0.0001 per share, will be converted into the right to receive 1.44 shares of Holdings common stock, par value $0.001 per share. The transaction is conditioned upon the vote of holders of a majority of the combined voting power of the outstanding shares of Pandora common stock and the outstanding shares of Pandora’s Series A Preferred Stock, voting together as a single class, in favor of the adoption of the merger agreement. In addition, the completion of the transaction is subject to other customary conditions, including, among others, the absence of any law or order that prohibits or makes illegal the merger and, subject to certain exceptions, the accuracy of the representations and warranties of each party and compliance by the parties with their respective covenants. The transaction is expected to close in the first quarter of 2019. Refer to Note 11 for more information on this transaction.
As of December 31, 2018, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 73% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2018 and have determined that no events have occurred that would require adjustment to our consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our consolidated financial statements refer to Note 17.
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
On April 18, 2017, Sirius XM acquired Automatic Labs Inc. (“Automatic”), a connected vehicle device and mobile application company, for an aggregate purchase price of $107,736, net of cash and restricted cash acquired of $819. The transaction was accounted for using the acquisition method of accounting. No purchase price adjustments were recorded during the year ended December 31, 2018. As of December 31, 2018, the Goodwill balance associated with the acquisition was $81,475.

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
Revenue Recognition
Revenue is measured according to Accounting Standards Codification ("ASC") 606, Revenue - Revenue from Contracts with Customers, and is recognized based on consideration specified in a contract with a customer, and excludes any sales

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

incentives and amounts collected on behalf of third parties. We recognize revenue when it satisfies a performance obligation by transferring control over a service or product to a customer. We report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our consolidated statements of comprehensive income. For equipment sales, we are responsible for arranging for shipping and handling. Shipping and handling costs billed to customers are recorded as revenue and are reported as a component of Cost of equipment.
The following is a description of the principal activities from which we generate our revenue, including from self-pay and paid promotional subscribers, advertising, and sales of equipment.
Subscriber revenue consists primarily of subscription fees and other ancillary subscription based revenues. Revenue is recognized on a straight line basis when the performance obligations to provide each service for the period are satisfied, which is over time as our subscription services are continuously transmitted and can be consumed by customers at any time. Consumers purchasing or leasing a vehicle with a factory-installed satellite radio typically receive between a three and twelve month subscription to our service.  In certain cases, the subscription fees for these consumers are prepaid by the applicable automaker. Prepaid subscription fees received from automakers or directly from consumers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon sale. Activation fees are recognized over one month as the activation fees are non-refundable and do not provide for a material right to the customer. There is no revenue recognized for unpaid trial subscriptions. In some cases we pay a loyalty fee to the OEM when we receive a certain amount of payments from self-pay customers acquired from that OEM. These fees are considered incremental costs to obtain a contract and are, therefore, recognized as an asset and amortized to Subscriber acquisition costs over an average subscriber life. Revenue share and loyalty fees paid to an OEM offering a paid trial are accounted for as a reduction of revenue as the payment does not provide a distinct good or service.
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
Music royalty fee and other revenue primarily consists of U.S. music royalty fees ("MRF") collected from subscribers. The related costs we incur for the right to broadcast music and other programming are recorded as Revenue share and royalties expense.  Fees received from subscribers for the MRF are recorded as deferred revenue and amortized to revenue ratably over the service period as the royalties relate to the subscription services which are continuously delivered to our customers.
Customers pay for the services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our consolidated statement of comprehensive income as the services are provided. Changes in the deferred revenue balance during the period ended December 31, 2018 was not materially impacted by other factors.
As the majority of our contracts are one year or less, we have utilized the optional exemption under ASC 606-10-50-14 and will not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of December 31, 2018, less than ten percent of our total deferred revenue balance related to contracts that extended beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts are recognized on a straight-line basis as our services are provided.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

Revenue Share
We share a portion of our subscription revenues earned from self-pay subscribers with certain automakers.  The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue.
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
Advertising Costs
Media is expensed when aired and advertising production costs are expensed as incurred.  Advertising production costs include expenses related to marketing and retention activities, including expenses related to direct mail, outbound telemarketing and email communications.  We also incur advertising production costs related to cooperative marketing and promotional events and sponsorships.  During the years ended December 31, 2018, 2017 and 2016, we recorded advertising costs of $266,935, $262,701 and $226,969, respectively.  These costs are reflected in Sales and marketing expense in our consolidated statements of comprehensive income.
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
Research & Development Costs
Research and development costs are expensed as incurred and primarily include the cost of new product development, chipset design, software development and engineering.  During the years ended December 31, 2018, 2017 and 2016, we recorded research and development costs of $105,975, $96,917 and $69,025, respectively.  These costs are reported as a component of Engineering, design and development expense in our consolidated statements of comprehensive income.
Accumulated Other Comprehensive (Loss) Income, net of tax
Accumulated other comprehensive loss of $6,193 was primarily comprised of the cumulative foreign currency translation adjustments related to Sirius XM Canada (refer to Note 11 for additional information). During the year ended December 31, 2018, we recorded a foreign currency translation adjustment loss of $28,613, which is recorded net of tax of $9,451. In addition, we reclassified stranded tax effects of $4,013 related to the adoption of Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. During the years ended December 31, 2017 and 2016, we recorded foreign currency translation adjustment gains of $18,546 and $363, respectively, net of tax.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of income as the costs related to the hosting fees. The guidance in this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after adoption. This ASU will not have a material impact on our consolidated statements of operations.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires a company to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize the recognition, measurement, and presentation of expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, amending certain aspects of the new leasing standard. The amendment allows an additional optional transition method whereby an entity records a cumulative effect adjustment to opening retained earnings in the year of adoption without restating prior periods. We will adopt this ASU on January 1, 2019 and elected the additional transition method and do not expect to record a cumulative effect adjustment to opening Accumulated deficit. Our leases consist of repeater leases, facility leases and equipment leases. We expect the adoption of ASU 2016-02 will result in the recognition of right-of-use assets of approximately $360,000 and lease liabilities of approximately $370,000 in our consolidated balance sheets for operating leases and will not impact our consolidated statements of operations or our debt.
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
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued ASU 2018-02 to amend its standard on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) that was passed in December 2017 from accumulated other comprehensive income (“AOCI”) directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. The guidance is effective for interim and fiscal years beginning after December 15, 2018, with early adoption permitted. We elected to adopt ASU 2018-02 effective January 1, 2018 and reclassified the stranded tax effects due to the Tax Act of $4,013 related to the currency translation adjustment from our investment balance and note receivable with Sirius XM Canada from AOCI to Accumulated deficit. The adoption did not have any impact on our consolidated statement of comprehensive income.
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

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Adjustments Due to ASU 2018-02	Adjustments Due to ASU 2018-07	Balance at January 1, 2018
Balance Sheet
Assets
Prepaid expenses and other current assets	$129,669	$8,262	$—	$—	$137,931
Other long-term assets	118,671	2,576	—	—	121,247
Deferred tax assets	505,528	(5,915)	—	—	499,613

Liabilities:
Accounts payable and accrued expenses	794,341	32,399	—	(26,266)	800,474
Current portion of deferred revenue	1,881,825	(41,902)	—	—	1,839,923
Long-term deferred revenue	174,579	(3,990)	—	—	170,589

Equity:
Additional paid-in capital	1,713,816	—	—	30,398	1,744,214
Accumulated deficit	(3,243,473)	18,416	(4,013)	(4,132)	(3,233,202)
AOCI, net of tax	18,407	—	4,013	—	22,420
The following tables illustrate the impacts of adopting ASU 2014-09 on our consolidated statement of comprehensive income.

	For the Year Ended December 31, 2018
	As Reported	Impact of Adopting ASU 2014-09	Balances Without Adoption of ASU 2014-09
Income Statement
Revenues
Subscriber revenue	$4,593,803	$94,767	$4,688,570

Expenses
Revenue share and royalties	1,393,842	88,122	1,481,964
Subscriber acquisition costs	470,336	3,540	473,876
Income tax expense	(244,681)	(534)	(245,215)

Net Income	$1,175,893	$2,571	$1,178,464
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU updates the guidance related to the statement of cash flows and requires that the statement includes restricted cash with cash and cash equivalents when reconciling beginning and ending cash. The guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We adopted this ASU effective January 1, 2018. As a result of the adoption, we have added restricted cash to the reconciliation of beginning and ending cash and cash equivalents and included a reconciliation of total cash, cash equivalents and restricted cash to the balance sheet for each period presented in the consolidated statements of cash flows.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We elected to early adopt this ASU in the third quarter of 2016, which required that any adjustments be reflected as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture calculations, and classification on the statement of cash flows. The primary impact of adoption of ASU 2016-09 was the recognition of excess tax benefits in our provision for income taxes.
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
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2018 and 2017, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:

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
Our assets and liabilities measured at fair value were as follows:

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Pandora investment (a)	—	$523,089	—	$523,089	—	$480,472	—	$480,472
Liabilities:
Debt (b)	—	$6,632,505	—	$6,632,505	—	$6,987,473	—	$6,987,473

(a)
During the year ended December 31, 2017, Sirius XM completed a $480,000 investment in Pandora. We have elected the fair value option to account for this investment. Refer to Note 11 for information on this transaction.

(b)
The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm.  Refer to Note 12 for information related to the carrying value of our debt as of December 31, 2018 and 2017.

(5)	Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the years ended December 31, 2018, 2017 and 2016.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

Common stock equivalents of 39,877, 40,541 and 208,202 for the years ended December 31, 2018, 2017 and 2016, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Years Ended December 31,
	2018	2017(1)	2016
Numerator:
Net income available to common stockholders for basic and diluted net income per common share	$1,175,893	$647,908	$745,933
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,461,827	4,637,553	4,917,050
Weighted average impact of dilutive equity instruments	98,893	85,982	47,678
Weighted average shares for diluted net income per common share	4,560,720	4,723,535	4,964,728
Net income per common share:
Basic	$0.26	$0.14	$0.15
Diluted	$0.26	$0.14	$0.15

(1)
Our net income per basic and diluted share includes the impact of $184,599 in income tax expense, or a decrease of approximately $0.04 per share due to the reduction in our net deferred tax asset balance as a result of the Tax Act.

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
Receivables, net, consists of the following:

	December 31, 2018	December 31, 2017
Gross customer accounts receivable	$104,604	$100,342
Allowance for doubtful accounts	(6,618)	(9,500)
Customer accounts receivable, net	$97,986	$90,842
Receivables from distributors	107,251	121,410
Other receivables	27,749	29,475
Total receivables, net	$232,986	$241,727

(7)	Inventory, net
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
Inventory, net, consists of the following:

	December 31, 2018	December 31, 2017
Raw materials	$4,854	$6,489
Finished goods	23,056	21,225
Allowance for obsolescence	(5,712)	(7,515)
Total inventory, net	$22,198	$20,199

(8)	Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASC 350 also states that a reporting unit with a zero or negative carrying amount is not required to perform a qualitative assessment. The carrying amount recorded for our one reporting unit and goodwill was $(1,816,921) and $2,289,985, respectively, as of December 31, 2018.
We recorded $3,403 to Goodwill related to an immaterial acquisition during the year ended December 31, 2018.
As of December 31, 2018, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the years ended December 31, 2018 and 2017.  As of December 31, 2018, the cumulative balance of goodwill impairments recorded since the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (“XM”), was $4,766,190, which was recognized during the year ended December 31, 2008.

(9)	Intangible Assets
Our intangible assets include the following:

		December 31, 2018			December 31, 2017
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademarks	Indefinite	250,800	—	250,800	250,800	—	250,800
Definite life intangible assets:
Subscriber relationships	9 years	—	—	—	380,000	(380,000)	—
OEM relationships	15 years	220,000	(75,778)	144,222	220,000	(61,111)	158,889
Licensing agreements	12 years	45,289	(38,012)	7,277	45,289	(34,350)	10,939
Software and technology	7 years	35,572	(20,164)	15,408	43,915	(25,351)	18,564
Total intangible assets		$2,635,315	$(133,954)	$2,501,361	$3,023,658	$(500,812)	$2,522,846

Indefinite Life Intangible Assets
We have identified our FCC licenses and the XM and Automatic trademarks as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.

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
We completed qualitative assessments of our FCC licenses and XM and, to the extent applicable, Automatic trademarks during the fourth quarter of 2018, 2017 and 2016. As of the date of our annual assessment for 2018, 2017 and 2016, our qualitative impairment assessment of the fair value of our indefinite intangible assets indicated that such assets substantially exceeded their carrying value and therefore was not at risk of impairment. No impairments were recorded for intangible assets with indefinite lives during the years ended December 31, 2018, 2017 and 2016.
Definite Life Intangible Assets
Definite-lived intangible assets are amortized over their respective estimated useful lives to their estimated residual values, in a pattern that reflects when the economic benefits will be consumed, and are reviewed for impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement. We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the carrying amount of the asset exceeds its fair value. No impairments were recorded for intangible assets with definite lives during the years ended December 31, 2018, 2017 and 2016.
Amortization expense for all definite life intangible assets was $23,185, $37,455 and $48,545 for the years ended December 31, 2018, 2017 and 2016, respectively. We retired definite lived intangible assets of $390,043 during the year ended December 31, 2018 primarily related to fully amortized subscriber relationships and acquired proprietary software. There were no retirements of definite lived intangible assets during the years ended December 31, 2017 and 2016. The expected amortization expense for each of the fiscal years 2019 through 2023 and for periods thereafter is as follows:

Years ending December 31,	Amount
2019	$23,268
2020	22,687
2021	17,198
2022	15,542
2023	15,446
Thereafter	72,766
Total definite life intangible assets, net	$166,907

(10)	Property and Equipment
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
We review long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount exceeds the fair value of the asset. We did not record any impairments during the years ended December 31, 2018, 2017 and 2016.
Property and equipment, net, consists of the following:

	December 31, 2018	December 31, 2017
Satellite system	$1,586,794	$1,586,794
Terrestrial repeater network	98,093	123,254
Leasehold improvements	58,447	57,635
Broadcast studio equipment	111,031	96,582
Capitalized software and hardware	824,345	639,516
Satellite telemetry, tracking and control facilities	75,837	69,147
Furniture, fixtures, equipment and other	97,078	96,965
Land	38,411	38,411
Building	62,649	61,824
Construction in progress	411,503	301,153
Total property and equipment	3,364,188	3,071,281
Accumulated depreciation and amortization	(1,851,323)	(1,608,515)
Property and equipment, net	$1,512,865	$1,462,766
Construction in progress consists of the following:

	December 31, 2018	December 31, 2017
Satellite system	$296,281	$183,243
Terrestrial repeater network	4,388	2,515
Capitalized software and hardware	76,980	94,456
Other	33,854	20,939
Construction in progress	$411,503	$301,153
Depreciation and amortization expense on property and equipment was $277,535, $261,147, and $220,434 for the years ended December 31, 2018, 2017 and 2016, respectively.  We retired property and equipment of $35,122, $78,559 and $843,129 during the years ended December 31, 2018, 2017 and 2016, respectively, which included approximately $801,206 related to satellites during 2016. We recognized a loss on disposal of assets of $12,912, which was recorded in Satellite and transmission expense in our consolidated statements of comprehensive income, during the year ended December 31, 2016, which related to the disposal of certain obsolete spare parts for a future satellite.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $11,864, $4,948 and $419 for the years ended December 31, 2018, 2017 and 2016, respectively, which related to the construction of our SXM-7 and SXM-8 satellites.
Satellites
As of December 31, 2018, we owned a fleet of five satellites.  The chart below provides certain information on our satellites as of December 31, 2018:

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
The following table outlines the years in which each of our satellite licenses expires:

FCC satellite licenses	Expiration year
SIRIUS FM-5	2025
SIRIUS FM-6	2022
XM-3	2021
XM-4	2022
XM-5	2026

(11)	Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Liberty Media, Sirius XM Canada and Pandora.

Liberty Media
As of December 31, 2018, Liberty Media beneficially owned, directly and indirectly, approximately 73% of the outstanding shares of our common stock. Liberty Media has two executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

In connection with the Transaction, Sirius XM also made a loan to Sirius XM Canada in the aggregate amount of $130,794. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. The loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The terms of the loan require Sirius XM Canada to prepay a portion of the outstanding principal amount of the loan within sixty days of the end of each fiscal year in an amount equal to any cash on hand in excess of C$10,000 at the last day of the financial year if all target dividends have been paid in full. During the year ended December 31, 2018, Sirius XM Canada repaid $3,242 of the principal amount of the loan.
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
The difference between our investment and our share of the fair value of the underlying net assets of Sirius XM Canada is first allocated to either finite-lived intangibles or indefinite-lived intangibles and the balance is attributed to goodwill. We follow ASC 350, Intangibles - Goodwill and Other, which requires that equity method finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. The amortization of equity method finite-lived intangible assets is recorded in Other income (expense) in our consolidated statements of comprehensive income. We periodically evaluate our equity method investments to determine if there has been an other-than temporary decline in fair value below carrying value. Equity method finite-lived intangibles, indefinite-lived intangibles and goodwill are included in the carrying amount of the investment.
We had the following related party balances associated with Sirius XM Canada:

	December 31, 2018	December 31, 2017
Related party current assets	$10,585	$10,284
Related party long-term assets	$437,227	$481,608
Related party current liabilities	$4,335	$2,839
Related party long-term liabilities	$4,270	$7,364
As of December 31, 2018 and 2017, our related party current asset balance included amounts due under the Services Agreement and Advisory Services Agreement and certain amounts related to transactions outside the scope of the new services arrangements. Our related party long-term assets balance as of December 31, 2018 and 2017 included the carrying value of our investment balance in Sirius XM Canada of $311,213 and $341,214, respectively, and, as of December 31, 2018 and 2017, also included $126,013 and $140,073, respectively, for the long-term value of the outstanding loan to Sirius XM Canada. Our related party liabilities as of each of December 31, 2018 and 2017 included $2,776 for the current portion of deferred revenue and $2,312 and $5,088, respectively, for the long-term portion of deferred revenue recorded as of the date of the Sirius and XM merger related to agreements with legacy XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

We recorded the following revenue and other income associated with Sirius XM Canada in our consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2018	2017	2016
Revenue (a)(b)	$96,960	$87,111	$45,962
Other income (expense)
Share of net (loss) earnings (b)	$(804)	$4,561	$12,529
Dividends (c)	$—	$—	$3,575
Interest income (d)	$10,302	$6,243	$—

(a)
Prior to the Transaction, under our former agreements with Sirius XM Canada, we received a percentage-based fee of 10% and 15% for certain types of subscription revenue earned by Sirius XM Canada for the use of the Sirius and XM platforms, respectively, and additional fees for premium services and fees for activation fees and reimbursements for other charges.  We record revenue from Sirius XM Canada as Music royalty fee and other revenue in our consolidated statements of comprehensive income.

(b)
Prior to the Transaction, we recognized our proportionate share of revenue and earnings or losses attributable to Sirius XM Canada on a one month lag. As a result of the Transaction, there is no longer a one-month lag and Sirius XM Canada changed its fiscal year-end to December 31 to align with our fiscal year. For the years ended December 31, 2018 and 2017, Share of net (loss) earnings included $2,434 and $1,501, respectively, of amortization expense related to equity method intangible assets.

(c)
Sirius XM Canada paid gross dividends to us of $2,240, $3,796, and $7,548 during the years ended December 31, 2018, 2017 and 2016, respectively.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance existed and then as Other income (expense) for the remaining portion.

(d)	This interest income relates to the loan to Sirius XM Canada and is recorded as Other income (expense) in our consolidated statements of comprehensive income.

Pandora
On September 22, 2017, Sirius XM completed a $480,000 investment in Pandora in which Sirius XM purchased 480 shares of Pandora’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). As of December 31, 2018, the Series A Preferred Stock, including accrued but unpaid dividends, represents a stake of approximately 18% of Pandora's common stock outstanding and approximately a 15% interest on an as-converted basis. Pandora operates an internet-based music discovery platform, offering a personalized experience for listeners.
The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock of Pandora (“Pandora Common Stock”) at an initial conversion price of $10.50 per share of Pandora Common Stock and an initial conversion rate of 95.2381 shares of Pandora Common Stock per share of Series A Preferred Stock, subject to certain customary anti-dilution adjustments. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 6.0% per annum, payable quarterly in arrears, if and when declared. Pandora has the option to pay dividends in cash or accumulate dividends in lieu of paying cash. Any conversion of Series A Preferred Stock may be settled by Pandora, at its option, in shares of Pandora Common Stock, cash or any combination thereof. However, unless and until Pandora’s stockholders have approved the issuance of greater than 19.99% of the outstanding Pandora Common Stock, the Series A Preferred Stock may not be converted into more than 19.99% of Pandora’s outstanding Pandora Common Stock as of June 9, 2017. The liquidation preference of the Series A Preferred Stock, including accrued dividends of $40,969, was $520,969 as of December 31, 2018.
As the investment includes a conversion option, we have elected to account for this investment under the fair value option to reduce the accounting asymmetry that would otherwise arise when recognizing the changes in the fair value of available-for-sale investments. Under the fair value option, any gains (losses) associated with the change in fair value will be recognized in Other income within our consolidated statements of comprehensive income. In connection with the acquisition of Pandora, the Series A Preferred Stock will be canceled as part of the proposed transaction. We recognized a $42,617 and $472 unrealized gain during the years ended December 31, 2018 and 2017 as Other income (expense) in our consolidated statements of comprehensive income for this investment. The fair value of our investment in Pandora, including accrued dividends, as of December 31, 2018 and 2017 was $523,089 and $480,472, respectively, and is recorded as a related party long-term asset within our consolidated balance sheets. This investment does not meet the requirements for the equity method of accounting as it does not qualify as in-substance common stock.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

On September 23, 2018, Holdings entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among Holdings, Pandora, Billboard Holding Company, Inc., a wholly-owned subsidiary of Pandora, Billboard Acquisition Sub, Inc., a wholly-owned subsidiary of Billboard Holding Company, Inc., Sirius XM and White Oaks Acquisition Corp., pursuant to which, subject to the terms and conditions of the Merger Agreement, Holdings agreed to acquire Pandora (such transaction, the “Merger”). Pursuant to the Merger, each outstanding share of Pandora Common Stock, will be converted into the right to receive 1.44 shares (the “Exchange Ratio”) of Holdings common stock, par value $0.001 per share (“Holdings Common Stock”). In connection with the Merger, the Series A Preferred Stock will be canceled for no consideration.

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

The Pandora stockholders voted to adopt the Merger Agreement at a special stockholder meeting on January 29, 2019.

The completion of the Merger is subject to customary conditions, including, among others, the absence of any law or order that prohibits or makes illegal the Merger and, subject to certain exceptions, the accuracy of the representations and warranties of each party and compliance by the parties with their respective covenants.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

(12)	Debt
Our debt as of December 31, 2018 and 2017 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at December 31, 2018	December 31, 2018	December 31, 2017
Sirius XM (b)	July 2017	3.875% Senior Notes	August 1, 2022	semi-annually on February 1 and August 1	$1,000,000	$993,628	$992,011
Sirius XM (b)	May 2013	4.625% Senior Notes	May 15, 2023	semi-annually on May 15 and November 15	500,000	497,207	496,646
Sirius XM (b)	May 2014	6.00% Senior Notes	July 15, 2024	semi-annually on January 15 and July 15	1,500,000	1,489,539	1,488,002
Sirius XM (b)	March 2015	5.375% Senior Notes	April 15, 2025	semi-annually on April 15 and October 15	1,000,000	992,283	991,285
Sirius XM (b)	May 2016	5.375% Senior Notes	July 15, 2026	semi-annually on January 15 and July 15	1,000,000	991,067	990,138
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500,000	1,487,309	1,486,162
Sirius XM (c)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 29, 2023	variable fee paid quarterly	1,750,000	439,000	300,000
Sirius XM	Various	Capital leases	Various	n/a	n/a	5,380	10,597
Total Debt						6,895,413	6,754,841
Less: total current maturities						3,447	5,105
Less: total deferred financing costs for Notes						7,430	8,493
Total long-term debt						$6,884,536	$6,741,243

(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.

(b)	Substantially all of our domestic wholly-owned subsidiaries have guaranteed these notes.

(c)
In June 2018, Sirius XM entered into an amendment to extend the maturity of the Credit Facility to June 2023. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of December 31, 2018.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our consolidated balance sheets due to the long-term maturity of this debt.

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
At December 31, 2018 and 2017, we were in compliance with our debt covenants.

(13)	Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000,000 shares of common stock. There were 4,345,606 and 4,530,928 shares of common stock issued and 4,345,606 and 4,527,742 shares outstanding on December 31, 2018 and December 31, 2017, respectively.
As of December 31, 2018, there were 278,010 shares of common stock reserved for issuance in connection with outstanding stock based awards to be granted to members of our board of directors, employees and third parties.
Quarterly Dividends
During the year ended December 31, 2018, we declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 23, 2018	$0.0110	February 7, 2018	$49,397	February 28, 2018
April 26, 2018	$0.0110	May 10, 2018	$49,287	May 31, 2018
July 18, 2018	$0.0110	August 10, 2018	$49,316	August 31, 2018
October 9, 2018	$0.0121	November 9, 2018	$53,434	November 30, 2018
Stock Repurchase Program
As of December 31, 2018, our board of directors had approved for repurchase an aggregate of $12,000,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of December 31, 2018, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,683,109 shares for $10,674,252, and $1,325,748 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the years ended:

	December 31, 2018		December 31, 2017		December 31, 2016
Share Repurchase Type	Shares	Amount	Shares	Amount	Shares	Amount
Open Market	208,973	$1,297,132	270,527	$1,403,283	420,111	$1,672,697
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50,000 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of December 31, 2018 and 2017.

(14)	Benefit Plans
We recognized share-based payment expense of $133,175, $124,069 and $108,604 for the years ended December 31, 2018, 2017 and 2016, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

We account for equity instruments granted in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on fair value. We use the Black-Scholes-Merton option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award. Share-based compensation expense is recognized ratably over the requisite service period, which is generally the vesting period. We measure restricted stock awards and units using the fair market value of the restricted shares of common stock on the day the award is granted. Stock-based awards granted to employees, non-employees and members of our board of directors include stock options and restricted stock units.
Fair value as determined using the Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility, expected dividend yield and risk-free interest rates. For the years ended December 31, 2018, 2017 and 2016, we estimated the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist for non-employees, contractual terms are used. Dividend yield is based on the current expected annual dividend per share and our stock price. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of December 31, 2018, 154,973 shares of common stock were available for future grants under the 2015 Plan.
Other Plans
We maintain two other share-based benefit plans — the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan and the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan. Excluding dividend equivalent units granted as a result of a declared dividend, no further awards may be made under these plans.
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.7%	1.8%	1.1%
Expected life of options — years	4.38	4.59	4.25
Expected stock price volatility	23%	24%	22%
Expected dividend yield	0.7%	0.7%	0.0%
Since we did not historically pay dividends on our common stock prior to the fourth quarter of 2016, the expected dividend yield used in the Black-Scholes-Merton option-pricing model was less than one tenth percent for the year ended December 31, 2016.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

The following table summarizes stock option activity under our share-based plans for the years ended December 31, 2018, 2017 and 2016:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of January 1, 2016	338,481	$3.29
Granted	55,222	$4.14
Exercised	(50,728)	$2.66
Forfeited, cancelled or expired	(10,327)	$4.30
Outstanding as of December 31, 2016	332,648	$3.50
Granted	27,339	$5.49
Exercised	(73,296)	$3.21
Forfeited, cancelled or expired	(6,234)	$4.07
Outstanding as of December 31, 2017	280,457	$3.76
Granted	31,704	$6.59
Exercised	(64,631)	$3.35
Forfeited, cancelled or expired	(4,128)	$4.76
Outstanding as of December 31, 2018	243,402	$4.22	6.32	$391,868
Exercisable as of December 31, 2018	143,804	$3.60	5.40	$303,266
The weighted average grant date fair value per share of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $1.45, $1.17 and $0.81, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $214,705, $166,517 and $81,204, respectively.  During the years ended December 31, 2018, 2017 and 2016 the number of net settled shares which were issued as a result of stock option exercises was 19,393, 16,957 and 10,918, respectively.
We recognized share-based payment expense associated with stock options of $67,158, $78,491 and $80,266 for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the years ended December 31, 2018, 2017 and 2016:

	Shares	Grant Date Fair Value Per Share
Nonvested at the beginning of January 1, 2016	16,088	$3.73
Granted	18,523	$4.21
Vested	(4,212)	$3.68
Forfeited	(506)	$3.75
Nonvested as of December 31, 2016	29,893	$4.03
Granted	11,721	$5.35
Vested	(8,842)	$3.92
Forfeited	(1,449)	$4.42
Nonvested as of December 31, 2017	31,323	$4.54
Granted	17,475	$6.40
Vested	(12,775)	$4.43
Forfeited	(1,415)	$4.99
Nonvested as of December 31, 2018	34,608	$5.50

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

The total intrinsic value of restricted stock units, including PRSUs, vesting during the years ended December 31, 2018, 2017 and 2016 was $84,623, $48,473 and $17,807, respectively. During the years ended December 31, 2018, 2017 and 2016, the number of net settled shares which were issued as a result of restricted stock units vesting totaled 7,444, 5,365 and 2,493, respectively. During the years ended December 31, 2018, 2017 and 2016, we granted 5,158, 938 and 3,036 PRSUs to certain employees, respectively. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the years ended December 31, 2018, 2017 and 2016, we granted 249, 247 and 70 restricted stock units, respectively, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the years ended December 31, 2018, 2017 and 2016.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $66,017, $45,578 and $28,338 for the years ended December 31, 2018, 2017 and 2016, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at December 31, 2018 and 2017 was $254,273 and $241,521, respectively.  The total unrecognized compensation costs at December 31, 2018 are expected to be recognized over a weighted-average period of 1.8 years.
401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We recognized $8,692, $7,582 and $7,104 in expense during the years ended December 31, 2018, 2017 and 2016, respectively, in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, for the years ended December 31, 2018, 2017 and 2016 were $7,605, $7,628 and $4,295, respectively. As of December 31, 2018 and 2017, the fair value of the investments held in the trust were $21,860 and $14,641, respectively, which is included in Other long-term assets in our consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other income within our consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administration expense within our consolidated statements of comprehensive income.  For the years ended December 31, 2018 and 2017, we recorded an immaterial amount of unrealized losses and gains on investments, respectively, held in the trust.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

(15)	Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total
Debt obligations	$3,447	$1,207	$726	$1,000,000	$939,000	$5,000,000	$6,944,380
Cash interest payments	357,524	358,448	358,368	358,362	296,983	631,875	2,361,560
Satellite and transmission	97,794	50,735	3,883	2,428	1,448	2,840	159,128
Programming and content	261,577	220,853	126,024	55,956	33,433	129,984	827,827
Sales and marketing	37,277	8,386	7,461	1,646	204	—	54,974
Satellite incentive payments	11,002	10,197	8,574	8,558	8,821	52,946	100,098
Operating lease obligations	43,334	49,563	45,746	42,457	35,192	144,961	361,253
Royalties and other	168,710	113,658	92,059	23,224	5,023	10	402,684
Total (1)	$980,665	$813,047	$642,841	$1,492,631	$1,320,104	$5,962,616	$11,211,904

(1)	The table does not include our reserve for uncertain tax positions, which at December 31, 2018 totaled $8,541.
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
Operating lease obligations.    We have entered into both cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods. Total rent recognized in connection with leases for the years ended December 31, 2018, 2017 and 2016 was $43,494, $43,375 and $46,968, respectively.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

We file a consolidated federal income tax return for all of our wholly-owned subsidiaries, including Sirius XM. Income tax expense consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
Current taxes:
Federal	$—	$—	$—
State	12,038	(32,579)	(21,782)
Foreign	(144)	(202)	(383)
Total current taxes	11,894	(32,781)	(22,165)
Deferred taxes:
Federal	(258,930)	(564,171)	(304,179)
State	2,355	(19,349)	(19,383)
Total deferred taxes	(256,575)	(583,520)	(323,562)
Total income tax expense	$(244,681)	$(616,301)	$(345,727)
The following table presents a reconciliation of the U.S. federal statutory tax rate and our effective tax rate:

	For the Years Ended December 31,
	2018	2017	2016
Federal tax expense, at statutory rate	21.0%	35.0%	35.0%
State income tax expense, net of federal benefit	3.6%	2.8%	2.8%
Change in valuation allowance	1.0%	(0.1)%	—%
Tax credits	(6.8)%	(1.7)%	(6.1)%
Stock-based compensation	(3.1)%	(2.9)%	(0.6)%
Federal tax reform - deferred rate change	—%	14.6%	—%
Other, net	1.5%	1.0%	0.6%
Effective tax rate	17.2%	48.7%	31.7%
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also reduced the U.S. federal corporate income tax rate from 35% to 21%.
The effective tax rate of 17.2% for the year ended December 31, 2018 was primarily impacted by the reduced federal tax rate to 21%, the recognition of excess tax benefits related to share based compensation and a benefit related to state and federal research and development credits.  The effective tax rate of 48.7% for the year ended December 31, 2017 was negatively impacted by the revaluation of our net deferred tax assets, excluding after tax credits as of December 31, 2017 as a result of the reduction of the federal corporate income tax rate. This was offset by the recognition of excess tax benefits related to share based compensation and a benefit related to federal research and development credits, under the Protecting Americans from Tax Hikes Act of 2015.  Based on this revaluation, we recorded an additional tax expense of $184,599 to reduce our net deferred tax asset balance for the year ended December 31, 2017. The effective tax rate of 31.7% for the year ended December 31, 2016 was primarily impacted by the benefit related to federal research and development credits.
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
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, shown before jurisdictional netting, are presented below:

	For the Years Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards and tax credits	$952,316	$686,277
Deferred revenue	88,502	500,461
Accrued bonus	26,825	24,150
Expensed costs capitalized for tax	15,978	13,914
Investments	11,965	29,881
Stock based compensation	55,436	50,065
Other	5,940	20,819
Total deferred tax assets	1,156,962	1,325,567
Deferred tax liabilities:
Depreciation of property and equipment	(230,053)	(156,003)
FCC license	(515,627)	(506,578)
Other intangible assets	(101,650)	(105,471)
Other	2,049	(7,273)
Total deferred tax liabilities	(845,281)	(775,325)
Net deferred tax assets before valuation allowance	311,681	550,242
Valuation allowance	(66,229)	(52,883)
Total net deferred tax asset	$245,452	$497,359
Net operating loss carryforwards and tax credits increased as a result of accelerated tax benefits due to accounting methods changes and accelerated depreciation that allowed for full expensing on qualified property under the Tax Act offset by the utilization of net operating losses related to current year taxable income. For the years ended December 31, 2018 and 2017, we recorded $96,971 and $21,700 state and federal tax credits, respectively. Our gross federal net operating loss carryforwards are approximately $2,760,000.
As of December 31, 2018 and 2017, we had a valuation allowance related to deferred tax assets of $66,229 and $52,883, respectively, which were not likely to be realized due to the timing of certain federal and state net operating loss limitations.  During the year ended December 31, 2018, our allowance increased primarily due to time limitations associated with federal research and development credits. During the year ended December 31, 2017, our valuation allowance increased primarily due to the impact of the Tax Act as the federal rate decreases from 35% to 21% affected the value of the state valuation allowances. The net operating loss carryforwards and tax credits upon which the valuation allowance is assessed are projected to expire on various dates through 2037 and 2038, respectively.
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
As of December 31, 2018 and 2017, the gross liability for income taxes associated with uncertain tax positions was $387,149 and $334,254, respectively.  If recognized, $306,675 of unrecognized tax benefits would affect our effective tax rate.  Uncertain tax positions are recognized in Other long-term liabilities which, as of December 31, 2018 and 2017, were $8,541 and $12,190, respectively, including accrued interest.  No penalties have been accrued.
We have state income tax audits pending.  We do not expect the ultimate outcome of these audits to have a material adverse effect on our financial position or results of operations.  We also do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2018 will significantly increase or decrease during the year ending December 31, 2019. Various events could cause our current expectations to change. Should our position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in our consolidated statements of comprehensive income as part of the income tax provision.  We recorded interest expense of $627 and $708 for the years ended December 31, 2018 and 2017, respectively, related to unrecognized tax benefits.
Changes in our uncertain income tax positions, from January 1 through December 31 are set forth below:

	2018	2017
Balance, beginning of year	$334,254	$303,583
Increases in tax positions for prior years	65,099	14,530
Increases in tax positions for current years	14,594	16,141
Decreases in tax positions for prior years	(26,798)	—
Balance, end of year	$387,149	$334,254

(17)	Subsequent Events
Pandora Acquisition
The Pandora stockholders voted to adopt the Merger Agreement at a special stockholder meeting on January 29, 2019.
Capital Return Program
On January 29, 2019, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0121 per share of common stock payable on February 28, 2019 to stockholders of record as of the close of business on February 11, 2019.
On January 29, 2019, our board of directors approved an additional $2,000,000 for repurchase of our common stock. The new approval increases the amount of common stock that we have been authorized to repurchase to an aggregate of $14,000,000. Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in accelerated stock repurchase transactions and transactions with Liberty Media and its affiliates. We intend to fund the additional repurchases through a combination of cash on hand, cash generated by operations and future borrowings.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in thousands, except per share amounts)

(18)	Quarterly Financial Data--Unaudited
Our quarterly results of operations are summarized below:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2018
Total revenue	$1,375,102	$1,432,299	$1,467,383	$1,495,908
Cost of services	$(534,652)	$(636,668)	$(564,735)	$(572,551)
Income from operations	$423,591	$361,627	$482,557	$459,173
Net income	$289,441	$292,352	$343,048	$251,052
Net income per common share--basic (1)	$0.06	$0.07	$0.08	$0.06
Net income per common share--diluted (1)	$0.06	$0.06	$0.07	$0.06
2017
Total revenue	$1,294,066	$1,347,569	$1,379,596	$1,403,898
Cost of services	$(497,107)	$(513,446)	$(519,024)	$(572,405)
Income from operations	$393,840	$416,353	$433,965	$396,706
Net income (loss)	$207,073	$202,109	$275,722	$(36,996)
Net income (loss) per common share--basic (1)	$0.04	$0.04	$0.06	$(0.01)
Net income (loss) per common share--diluted (1)	$0.04	$0.04	$0.06	$(0.01)

(1)	The sum of quarterly net income per share applicable to common stockholders does not necessarily agree to the net income per share for the year due to rounding.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
Schedule II - Schedule of Valuation and Qualifying Accounts

(in thousands)
Description	Balance January 1,	Charged to Expenses (Benefit)	Write-offs/ Payments/ Other	Balance December 31,
2018
Allowance for doubtful accounts	$9,500	50,824	(53,706)	$6,618
Deferred tax assets—valuation allowance	$52,883	13,346	—	$66,229
2017
Allowance for doubtful accounts	$8,658	55,715	(54,873)	$9,500
Deferred tax assets—valuation allowance	$47,682	4,395	806	$52,883
2016
Allowance for doubtful accounts	$6,118	55,941	(53,401)	$8,658
Deferred tax assets—valuation allowance	$49,095	(1,019)	(394)	$47,682