Form 10-Q
period 2019-03-31
SIRIUS XM HOLDINGS INC.
filed 2019-04-24
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 22, 2019)
COMMON STOCK, $0.001 PAR VALUE	4,607,284,743	SHARES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Revenue:
Subscriber revenue	$1,458	$1,258
Advertising revenue	209	42
Equipment revenue	41	35
Other revenue	36	40
Total revenue	1,744	1,375
Operating expenses:
Cost of services:
Revenue share and royalties	492	310
Programming and content	106	101
Customer service and billing	113	94
Transmission	31	22
Cost of equipment	6	7
Subscriber acquisition costs	108	123
Sales and marketing	183	107
Engineering, design and development	54	31
General and administrative	135	85
Depreciation and amortization	107	72
Acquisition and other related costs	76	—
Total operating expenses	1,411	952
Income from operations	333	423
Other income (expense):
Interest expense	(90)	(90)
Loss on extinguishment of debt	(1)	—
Other income	1	36
Total other expense	(90)	(54)
Income before income taxes	243	369
Income tax expense	(81)	(80)
Net income	$162	$289
Foreign currency translation adjustment, net of tax	7	(9)
Total comprehensive income	$169	$280
Net income per common share:
Basic	$0.04	$0.06
Diluted	$0.03	$0.06
Weighted average common shares outstanding:
Basic	4,571	4,491
Diluted	4,678	4,586
Dividends declared per common share	$0.0121	$0.0110

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$62	$54
Receivables, net	592	233
Inventory, net	20	22
Related party current assets	12	11
Prepaid expenses and other current assets	221	158
Total current assets	907	478
Property and equipment, net	1,586	1,513
Intangible assets, net	3,581	2,501
Goodwill	3,831	2,290
Related party long-term assets	448	960
Deferred tax assets	298	293
Operating lease right-of-use assets	428	—
Other long-term assets	146	138
Total assets	$11,225	$8,173
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,072	$736
Accrued interest	86	128
Current portion of deferred revenue	1,994	1,932
Current maturities of debt	4	3
Operating lease current liabilities	46	—
Related party current liabilities	4	4
Total current liabilities	3,206	2,803
Long-term deferred revenue	145	149
Long-term debt	7,181	6,885
Related party long-term liabilities	3	4
Deferred tax liabilities	48	47
Operating lease liabilities	397	—
Other long-term liabilities	91	102
Total liabilities	11,071	9,990
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 4,650 and 4,346 shares issued; 4,645 and 4,346 outstanding at March 31, 2019 and December 31, 2018, respectively	5	4
Accumulated other comprehensive income (loss), net of tax	1	(6)
Additional paid-in capital	2,071	242
Treasury stock, at cost; 5 and 0 shares of common stock at March 31, 2019 and December 31, 2018, respectively	(28)	—
Accumulated deficit	(1,895)	(2,057)
Total stockholders’ equity (deficit)	154	(1,817)
Total liabilities and stockholders’ equity (deficit)	$11,225	$8,173

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2018	4,346	$4	$(6)	$242	—	$—	$(2,057)	$(1,817)
Comprehensive income, net of tax	—	—	7	—	—	—	162	169
Share-based payment expense	—	—	—	74	—	—	—	74
Exercise of options and vesting of restricted stock units	8	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(34)	—	—	—	(34)
Cash dividends paid on common stock, $0.0121 per share	—	—	—	(57)	—	—	—	(57)
Issuance of common stock as part of Pandora Acquisition	392	1	—	2,354	—	—	—	2,355
Equity component of convertible note	—	—	—	68	—	—	—	68
Common stock repurchased	—	—	—	—	101	(604)	—	(604)
Common stock retired	(96)	—	—	(576)	(96)	576	—	—
Balance at March 31, 2019	4,650	$5	$1	$2,071	5	$(28)	$(1,895)	$154

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2017	4,531	$4	$19	$1,713	3	$(17)	$(3,243)	$(1,524)
Cumulative effect of change in accounting principles	—	—	4	—	—	—	14	18
Comprehensive income, net of tax	—	—	(9)	—	—	—	289	280
Share-based payment expense	—	—	—	29	—	—	—	29
Exercise of options and vesting of restricted stock units	5	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(24)	—	—	—	(24)
Cash dividends paid on common stock, $0.0110 per share	—	—	—	(49)	—	—	—	(49)
Common stock repurchased	—	—	—	—	52	(295)	—	(295)
Common stock retired	(55)	—	—	(309)	(55)	309	—	—
Balance at March 31, 2018	4,481	$4	$14	$1,360	—	$(3)	$(2,940)	$(1,565)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$162	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107	72
Non-cash interest expense, net of amortization of premium	4	2
Provision for doubtful accounts	14	11
Amortization of deferred income related to equity method investment	(1)	(1)
Loss on extinguishment of debt	1	—
Loss (gain) on unconsolidated entity investments, net	4	(1)
Gain on fair value instrument	—	(31)
Dividend received from unconsolidated entity investment	—	1
Share-based payment expense	70	34
Deferred income taxes	77	72
Changes in operating assets and liabilities:
Receivables	(13)	(14)
Inventory	2	3
Related party, net	(1)	(2)
Prepaid expenses and other current assets	(31)	(8)
Other long-term assets	1	6
Operating lease right-of-use assets	19	—
Accounts payable and accrued expenses	15	(38)
Accrued interest	(42)	(53)
Deferred revenue	20	66
Operating lease liabilities	(17)	—
Other long-term liabilities	5	7
Net cash provided by operating activities	396	415
Cash flows from investing activities:
Additions to property and equipment	(90)	(81)
Purchases of other investments	(6)	(7)
Cash received from Pandora Acquisition	313	—
Sale of short-term investments	72	—
Investments in related parties and other equity investees	(5)	—
Repayment from related party	—	3
Net cash provided by (used in) investing activities	284	(85)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(33)	(23)
Revolving credit facility, net of deferred financing costs	143	65
Proceeds from sale of capped call security	3	—
Principal payments of long-term borrowings	(152)	(4)
Common stock repurchased and retired	(576)	(309)
Dividends paid	(57)	(49)
Net cash used in financing activities	(672)	(320)
Net decrease in cash, cash equivalents and restricted cash	8	10
Cash, cash equivalents and restricted cash at beginning of period	65	79
Cash, cash equivalents and restricted cash at end of period(1)	$73	$89

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions)	2019	2018
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$128	$139
Income taxes paid	$1	$6
Non-cash investing and financing activities:
Treasury stock not yet settled	$(28)	$14
Fair value of shares issued related to acquisition of a business	$2,355	$—
Accumulated other comprehensive income (loss), net of tax	$7	$(9)

(1)
The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$62	$54	$79	$69
Restricted cash included in Other long-term assets	11	11	10	10
Total cash, cash equivalents and restricted cash at end of period	$73	$65	$89	$79

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

(1)	Business & Basis of Presentation
This Quarterly Report on Form 10-Q presents information for Sirius XM Holdings Inc. (“Holdings”).  The terms “Holdings,” “we,” “us,” “our,” and “our company” as used herein, and unless otherwise stated or indicated by context, refer to Sirius XM Holdings Inc. and its subsidiaries. “Sirius XM” refers to our wholly owned subsidiary Sirius XM Radio Inc. and its subsidiaries. “Pandora” refers to Sirius XM's wholly owned subsidiary Pandora Media, LLC (the successor to Pandora Media, Inc.) and its subsidiaries. Holdings has no operations independent of Sirius XM and Pandora.
Business
We operate two complementary audio entertainment businesses - our Sirius XM business and our Pandora business.

Sirius XM
Our Sirius XM business transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems. Satellite radios are primarily distributed through automakers, retailers and our website.  Subscribers can also receive music and other channels, plus certain other features, over our Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment.  The primary source of revenue from our Sirius XM business is generated from subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our satellite radios and accessories, and other ancillary services.  As of March 31, 2019, our Sirius XM business had approximately 34.2 million subscribers.
In addition to our audio entertainment businesses, we provide connected vehicle services to several automakers and directly to consumers through aftermarket devices. These services are designed to enhance safety, security and the driving experience. We also offer a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-time weather services designed for improving situational awareness in vehicles, boats and planes. Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. ("Sirius XM Canada").

Pandora
Our Pandora business operates a music discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen to music, whether through mobile devices, car speakers or connected devices in the home.  Pandora enables listeners to create personalized stations and playlists, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium.  As of March 31, 2019, Pandora had approximately 6.9 million subscribers. The majority of revenue from our Pandora business is generated from advertising on our ad-supported radio service. In addition, as a result of the May 2018 acquisition of AdsWizz Inc. by Pandora, we provide a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers. As of March 31, 2019, our Pandora business had approximately 66.0 million active users.
Liberty Media
As of March 31, 2019, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 68% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
Basis of Presentation
The accompanying unaudited consolidated financial statements of Holdings have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. Certain numbers in our prior period consolidated financial statements and footnotes have been reclassified or

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

consolidated to conform to our current period presentation. Music Royalty Fee revenue was reported as Other revenue in our March 31, 2018 Quarterly Report on Form 10-Q. This revenue was reclassified to Subscriber revenue to conform with the current period presentation.

	For the Three Months Ended March 31, 2018
	As Reported	Reclassification	Current Year
Subscriber revenue	$1,117	$141	$1,258
Advertising revenue	42	—	42
Equipment revenue	35	—	35
Other revenue	181	(141)	40
Total revenue	$1,375	$—	$1,375
In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been made.
Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on January 30, 2019.
Public companies are required to disclose certain information about their reportable operating segments.  Operating segments are defined as significant components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment. We have determined that we have two reportable segments as our chief operating decision maker, our Chief Executive Officer, assesses performance and allocates resources based on the financial results of these segments. Refer to Note 16 for information related to our segments.
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 18.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes.  Estimates, by their nature, are based on judgment and available information.  Actual results could differ materially from those estimates.  Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include asset impairment, depreciable lives of our satellites, share-based payment expense, income taxes, and the purchase accounting related to the Pandora Acquisition (defined below).

(2)	Acquisition
On February 1, 2019, through a series of transactions, Pandora Media, Inc., became an indirect wholly owned subsidiary of Sirius XM and continues to operate as Pandora Media, LLC (the “Pandora Acquisition”). In connection with the Pandora Acquisition, we purchased all of the outstanding shares of the capital stock of Pandora for $2,355 by converting each outstanding share of Pandora common stock into 1.44 shares of our common stock and we also canceled our preferred stock investment in Pandora for $524 for total consideration of $2,879. Net cash acquired was $313. As part of the Pandora Acquisition, Holdings unconditionally guaranteed all of the payment obligations of Pandora under its outstanding 1.75% convertible senior notes due 2020 and 1.75% convertible senior notes due 2023.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

The table below shows the value of the consideration paid in connection with the Pandora Acquisition:

Total
Pandora common stock outstanding	272
Exchange ratio	1.44
Common stock issued	392
Price per share of Holdings common stock	$5.83
Value of common stock issued to Pandora stockholders	$2,285
Value of replacement equity awards attributable to pre-combination service	$70
Consideration of common stock and replacement equity awards for pre-combination service	$2,355
Sirius XM’s Pandora preferred stock investment (related party fair value instrument) canceled	$524
Total consideration for transactions	$2,879
Value attributed to par at $0.001 par value	$1
Balance to capital in excess of par value	$2,354
The table below summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Acquired Assets:
Cash and cash equivalents	$313
Receivables, net	361
Prepaid expenses and other current assets	109
Property and equipment	65
Intangible assets	1,107
Goodwill	1,541
Deferred tax assets	83
Operating lease right-of-use assets	96
Long term assets	7
Total assets	$3,682

Assumed Liabilities:
Accounts payable and accrued expenses	$302
Deferred revenue	37
Operating lease current liabilities	27
Current maturities of debt	151
Long-term debt (a)	218
Operating lease liabilities	62
Other long-term liabilities	6
Total liabilities	$803
Total Consideration	$2,879

(a)
In order to present the assets acquired and liabilities assumed, the conversion feature associated with the convertible notes for $68 has been included within Long-term debt in the table above and included within Additional paid-in-capital within our unaudited statements of stockholders' equity (deficit). Refer to note 12 for additional information.

The Pandora Acquisition was accounted for using the acquisition method of accounting. The initial purchase price allocation is preliminary and is subject to revision as permitted by ASC 805, Business Combinations. The primary areas of the purchase price allocation that are not yet finalized are related to certain current assets, contingencies and tax balances. The excess purchase price over identifiable net tangible and intangible assets of $1,541 has been recorded to Goodwill in our unaudited consolidated balance sheets as of March 31, 2019. A total of $776 has been allocated to identifiable intangible assets subject to amortization and relates to the assessed fair value of the acquired customer relationships and software and technology

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

and is being amortized over the estimated weighted average useful lives of 8 and 5 years, respectively. A total of $331 has been allocated to identifiable indefinite lived intangible assets and relates to the assessed fair value of the acquired trademarks. The fair value assessed for the majority of the remaining assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. Goodwill has been allocated to the Pandora segment. Additionally, in connection with the Pandora Acquisition, we acquired gross net operating loss (“NOL”) carryforwards of approximately $1,199 for federal income tax purposes available to offset future taxable income. The acquired NOL's are limited by Section 382 of the Internal Revenue Code. Those limitations are not expected to impact our ability to fully utilize those NOL's within the carryforward period.
We recognized acquisition related costs of $76 that were expensed in Acquisition and other related costs in our unaudited consolidated statements of comprehensive income during the three months ended March 31, 2019.
Pro Forma Financial Information
Pandora was consolidated into our financial statements starting on the acquisition date, February 1, 2019. The aggregate revenue and net loss of Pandora consolidated into our financial statements since the date of acquisition was $251 and $122, respectively, for the three months ended March 31, 2019. The following pro forma financial information presents our results as if the Pandora Acquisition had occurred on January 1, 2018:

	For the Three Months Ended March 31,
	2019	2018
Total revenue	$1,860	$1,697
Net income	$181	$172
These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the acquisition actually occurred on January 1, 2018 and are not indicative of our consolidated results of operations in future periods. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts.

(3)	Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of March 31, 2019 and December 31, 2018, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
Our assets and liabilities measured at fair value were as follows:

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Pandora investment (a)	—	—	—	$—	—	$523	—	$523
Liabilities:
Debt (b)	—	$7,403	—	$7,403	—	$6,633	—	$6,633

(a)
During the year ended December 31, 2017, Sirius XM completed a $480 preferred stock investment in Pandora. Prior to the Pandora Acquisition, we elected the fair value option to account for this investment. This investment was canceled in conjunction with the Pandora Acquisition. Refer to Note 2 for information on this acquisition.

(b)
The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 12 for information related to the carrying value of our debt as of March 31, 2019 and December 31, 2018.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income of $1 was primarily comprised of the cumulative foreign currency translation adjustments related to our investment in and loan to Sirius XM Canada (refer to Note 11 for additional information). During the three months ended March 31, 2019 and 2018, we recorded foreign currency translation adjustment income (loss) of $7 and $(9), respectively, net of tax (expense) benefit of $(2) and $3, respectively.
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
Recently Adopted Accounting Policies
ASU 2016-02, Leases (Topic 842). In February 2016, FASB issued ASU 2016-02 which requires companies to recognize lease assets and liabilities arising from operating leases in the statement of financial position. This ASU does not significantly change the previous lease guidance for how a lessee should recognize, measure, and present expenses and cash flows arising from a lease. Additionally, the criteria for classifying a finance lease versus an operating lease are substantially the same as the previous guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, amending certain aspects of the new leasing standard. The amendment allows an additional optional transition method whereby an entity records a cumulative effect adjustment to opening retained earnings in the year of adoption without restating prior periods. We adopted this ASU on January 1, 2019 and elected the additional transition method per ASU 2018-11. Our leases consist of repeater leases, facility leases and equipment leases. We elected the package of practical expedients permitted under the transition guidance within the new standard.
Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities of approximately $347 and $369, respectively, as of January 1, 2019. The standard did not impact our consolidated statements of operations, consolidated statements of cash flows or debt. Additionally, we did not record a cumulative effect adjustment to opening retained earnings.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

The effect of the changes made to our consolidated balance sheet as of January 1, 2019 for the adoption of ASU 2016-02 is included in the table below.

	Balance at December 31, 2018	Adjustments Due to ASU 2016-02	Balance at January 1, 2019
Balance Sheet
Assets:
Operating lease right-of-use assets	$—	$347	$347

Liabilities:
Accounts payable and accrued expenses	$736	$(1)	$735
Operating lease current liabilities	—	30	30
Operating lease liabilities	—	339	339
Other long-term liabilities	102	(21)	81

(4)	Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three months ended March 31, 2019 and 2018.
Common stock equivalents of 60 and 44 for the three months ended March 31, 2019 and 2018, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive. We issued 392 shares of our common stock in connection with the Pandora Acquisition.

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net Income available to common stockholders for basic net income per common share	$162	$289
Effect of interest on assumed conversions of convertible debt, net of tax	1	—
Net Income available to common stockholders for dilutive net income per common share	$163	$289
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,571	4,491
Weighted average impact of assumed Convertible Notes	25	—
Weighted average impact of dilutive equity instruments	82	95
Weighted average shares for diluted net income per common share	4,678	4,586
Net income per common share:
Basic	$0.04	$0.06
Diluted	$0.03	$0.06

(5)	Receivables, net
Receivables, net, includes customer accounts receivable, receivables from distributors and other receivables.
Customer accounts receivable, net, includes receivables from our subscribers, advertising customers and other customers, and is stated at amounts due, net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon our assessment of various factors.  We consider historical experience, the age of the receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay.  Bad debt expense is included in Customer service and billing expense in our unaudited consolidated statements of comprehensive income.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

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
Receivables, net, consists of the following:

	March 31, 2019	December 31, 2018
Gross customer accounts receivable	$465	$105
Allowance for doubtful accounts	(20)	(7)
Customer accounts receivable, net	$445	$98
Receivables from distributors	121	107
Other receivables	26	28
Total receivables, net	$592	$233

(6)	Inventory, net
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
Inventory, net, consists of the following:

	March 31, 2019	December 31, 2018
Raw materials	$6	$5
Finished goods	20	23
Allowance for obsolescence	(6)	(6)
Total inventory, net	$20	$22

(7)	Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
As of March 31, 2019, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three months ended March 31, 2019 and 2018.  As of March 31, 2019, the cumulative balance of goodwill impairments recorded since the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (“XM”), was $4,766, which was recognized during the year ended December 31, 2008.
As a result of the Pandora Acquisition, we recorded additional goodwill of $1,541 during the three months ended March 31, 2019 at our Pandora reporting unit. The goodwill of the acquired company is not deductible for tax purposes. Refer to Note 2 for information on this acquisition.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

(8)	Intangible Assets
Our intangible assets include the following:

		March 31, 2019			December 31, 2018
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	251	—	251	251	—	251
Definite life intangible assets:
OEM relationships	15 years	220	(79)	141	220	(76)	144
Licensing agreements	12 years	45	(39)	6	45	(38)	7
Software and technology	7 years	35	(21)	14	35	(20)	15
Due to Pandora Acquisition:
Indefinite life intangible assets:
Trademarks	Indefinite	$331	$—	$331	$—	$—	$—
Definite life intangible assets:
Customer relationships	8 years	403	(9)	394	—	—	—
Software and technology	5 years	373	(13)	360	—	—	—
Total intangible assets		$3,742	$(161)	$3,581	$2,635	$(134)	$2,501

Indefinite Life Intangible Assets
We have identified our FCC licenses and the Pandora, XM and Automatic trademarks as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use. As part of the Pandora Acquisition, we also identified $331 related to its trademarks, for which the fair value was determined using the relief from royalty method as of the acquisition date.
We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. Each of the FCC licenses authorizes us to use radio spectrum, a reusable resource that does not deplete or exhaust over time.
Our annual impairment assessment of our identifiable indefinite life intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As of March 31, 2019, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three months ended March 31, 2019 and
2018.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $27 and $6 for the three months ended March 31, 2019 and 2018, respectively. There were no retirements of definite lived intangible assets during the three months ended March 31, 2019. As part of the Pandora Acquisition, $776 was allocated to identifiable intangible assets subject to amortization and related to the assessed fair value of customer relationships and software and technology, which was determined by using the multi-period excess earnings method and the relief from royalty method, respectively, as of the acquisition date.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

The expected amortization expense for each of the fiscal years 2019 through 2023 and for periods thereafter is as follows:

Years ending December 31,	Amount
2019 (remaining)	$114
2020	152
2021	146
2022	144
2023	134
Thereafter	225
Total definite life intangible assets, net	$915

(9)	Property and Equipment
Property and equipment, net, consists of the following:

	March 31, 2019	December 31, 2018
Satellite system	$1,587	$1,587
Terrestrial repeater network	99	98
Leasehold improvements	76	58
Broadcast studio equipment	112	111
Capitalized software and hardware	875	824
Satellite telemetry, tracking and control facilities	80	76
Furniture, fixtures, equipment and other	101	97
Land	38	38
Building	63	63
Construction in progress	486	412
Total property and equipment	3,517	3,364
Accumulated depreciation and amortization	(1,931)	(1,851)
Property and equipment, net	$1,586	$1,513
Construction in progress consists of the following:

	March 31, 2019	December 31, 2018
Satellite system	$321	$296
Terrestrial repeater network	5	5
Capitalized software and hardware	117	77
Other	43	34
Construction in progress	$486	$412
Depreciation and amortization expense on property and equipment was $80 and $66 for the three months ended March 31, 2019 and 2018, respectively.  There were no retirements of property and equipment during the three months ended March 31, 2019 and 2018.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $4 and $2 for the three months ended March 31, 2019 and 2018, respectively, which related to the construction of our SXM-7 and SXM-8 satellites. We also capitalize a portion of stock based compensation related to employee time for capitalized software projects. Capitalized stock based compensation costs were $3 for the three months ended March 31, 2019. We did not capitalize any stock based compensation for the three months ended March 31, 2018.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

Satellites
As of March 31, 2019, we owned a fleet of five satellites.  The chart below provides certain information on our satellites as of March 31, 2019:

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
The following table outlines the years in which each of our satellite licenses expires:

FCC satellite licenses	Expiration year
SIRIUS FM-5	2025
SIRIUS FM-6	2022
XM-3	2021
XM-4	2022
XM-5	2026

(10)	Leases
We have operating and finance leases for offices, terrestrial repeaters, data centers and certain equipment. Our leases have remaining lease terms of less than 1 year to 19 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. We elected the practical expedient to account for the lease and non-lease components as a single component. Additionally, we elected the practical expedient to not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.
The components of lease expense were as follows:

For the Three Months Ended March 31,
2019
Operating lease cost	$17
Finance lease cost
Amortization of right-of-use assets	1
Sublease income	(1)
Total lease cost	$17

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

Supplemental cash flow information related to leases was as follows:

For the Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17
Financing cash flows from finance leases	$1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2
Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$428

Operating lease current liabilities	46
Operating lease liabilities	397
Total operating lease liabilities	$443

March 31, 2019
Finance Leases
Property and equipment, gross	$31
Accumulated depreciation	(22)
Property and equipment, net	$9

Current maturities of debt	$4
Long-term debt	1
Total finance lease liabilities	$5

March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	10 years
Finance leases	2 years

March 31, 2019
Weighted Average Discount Rate
Operating leases	5.3%
Finance leases	1.9%

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2019 (remaining)	$48	$3
2020	70	2
2021	59	1
2022	56	—
2023	53	—
Thereafter	290	—
Total future minimum lease payments	576	6
Less imputed interest	(133)	(1)
Total	$443	$5
As of March 31, 2019, we had entered into an additional operating lease for office space that has not yet commenced of $33. This operating lease will commence in the second quarter of 2019 with a lease term of 11 years.

(11)	Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Liberty Media and Sirius XM Canada.

Liberty Media
As of March 31, 2019, Liberty Media beneficially owned, directly and indirectly, approximately 68% of the outstanding shares of our common stock. Liberty Media has two executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

Sirius XM Canada
On May 25, 2017, Sirius XM completed a recapitalization of Sirius XM Canada (the “Transaction”), which is now a privately held corporation.
Following the Transaction, Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, with the remainder of the voting power and equity interests held by two of Sirius XM Canada’s previous shareholders. The total consideration from Sirius XM to Sirius XM Canada, excluding transaction costs, during the year ended December 31, 2017 was $309, which included $130 in cash and we issued 35 shares of our common stock with an aggregate value of $179 to the holders of the shares of Sirius XM Canada acquired in the Transaction. Sirius XM received common stock, non-voting common stock and preferred stock of Sirius XM Canada. We own 591 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share.
In connection with the Transaction, Sirius XM also made a loan to Sirius XM Canada in the aggregate amount of $131. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. The loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The terms of the loan require Sirius XM Canada to prepay a portion of the outstanding principal amount of the loan within sixty days of the end of each fiscal year in an amount equal to any cash on hand in excess of C$10 at the last day of the financial year if all target dividends have been paid in full. During the three months ended March 31, 2019 and 2018, Sirius XM Canada repaid less than $1 and $3 of the principal amount of the loan, respectively.
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
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

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
We had the following related party balances associated with Sirius XM Canada:

	March 31, 2019	December 31, 2018
Related party current assets	$12	$11
Related party long-term assets	$448	$437
Related party current liabilities	$4	$4
Related party long-term liabilities	$3	$4
As of March 31, 2019 and December 31, 2018, our related party current asset balance included amounts due under the Services Agreement and Advisory Services Agreement and certain amounts related to transactions outside the scope of the new services arrangements. Our related party long-term assets balance as of March 31, 2019 and December 31, 2018 included the carrying value of our investment balance in Sirius XM Canada of $320 and $311, respectively, and, as of March 31, 2019 and December 31, 2018, also included $128 and $126, respectively, for the long-term value of the outstanding loan to Sirius XM Canada. Our related party liabilities for both March 31, 2019 and December 31, 2018 included $3 for the current portion of deferred revenue and $2 for the long-term portion of deferred revenue recorded as of the date of the Sirius and XM merger related to agreements with legacy XM Canada, now Sirius XM Canada.  These costs are being amortized on a straight line basis through 2020.

Sirius XM Canada paid gross dividends to us of less than $1 during each of the three months ended March 31, 2019 and 2018.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other income for any remaining portion.
We recorded the following revenue and other income associated with Sirius XM Canada in our unaudited consolidated statements of comprehensive income:

	For the Three Months Ended March 31,
	2019	2018
Revenue (a)	$24	$24
Other income
Share of net earnings (b)	$3	$1
Interest income (c)	$2	$3

(a)	We record revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income.

(b)	For both the three months ended March 31, 2019 and 2018, Share of net earnings included $1 of amortization expense related to equity method intangible assets.

(c)	This interest income relates to the loan to Sirius XM Canada and is recorded as Other income (expense) in our unaudited consolidated statements of comprehensive income.

Pandora

The $523 preferred stock investment in Pandora as of December 31, 2018 was canceled in conjunction with the Pandora Acquisition. Refer to Note 2 for information on this acquisition.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

(12)	Debt
Our debt as of March 31, 2019 and December 31, 2018 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at March 31, 2019	March 31, 2019	December 31, 2018
Pandora (b) (c)	December 2015	1.75% Convertible Senior Notes	December 1, 2020	semi-annually on June 1 and December 1	$1	$1	$—
Sirius XM (d)	July 2017	3.875% Senior Notes	August 1, 2022	semi-annually on February 1 and August 1	1,000	994	994
Sirius XM (d)	May 2013	4.625% Senior Notes	May 15, 2023	semi-annually on May 15 and November 15	500	497	497
Pandora (b) (e)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	193	151	—
Sirius XM (d)	May 2014	6.00% Senior Notes	July 15, 2024	semi-annually on January 15 and July 15	1,500	1,490	1,490
Sirius XM (d)	March 2015	5.375% Senior Notes	April 15, 2025	semi-annually on April 15 and October 15	1,000	993	992
Sirius XM (d)	May 2016	5.375% Senior Notes	July 15, 2026	semi-annually on January 15 and July 15	1,000	991	991
Sirius XM (d)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,488	1,487
Sirius XM (f)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 29, 2023	variable fee paid quarterly	1,750	582	439
Sirius XM	Various	Finance leases	Various	n/a	n/a	5	5
Total Debt						7,192	6,895
Less: total current maturities						4	3
Less: total deferred financing costs						7	7
Total long-term debt						$7,181	$6,885

(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.

(b)	Holdings has unconditionally guaranteed all of the payment obligations of Pandora under these notes.

(c)
We acquired $152 in principal amount of the 1.75% Convertible Senior Notes due 2020 as part of the Pandora Acquisition. On February 14, 2019, Pandora announced a tender offer to repurchase for cash any and all of its outstanding 1.75% Convertible Senior Notes due 2020 at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon to, but not including, the repurchase date. On March 18, 2019, we purchased $151 in aggregate principal amount of the 1.75% Convertible Senior Notes due 2020 that had been validly tendered and not validly withdrawn in the repurchase offer. We recorded $1 Loss on extinguishment of debt in connection with this transaction. In addition, we unwound the capped call security acquired as part of the Pandora Acquisition in March 2019 for $3.

(d)	Substantially all material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the credit facility have guaranteed these notes.

(e)
We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the Pandora Acquisition. We allocate the principal amount of the 1.75% Convertible Senior Notes due 2023 between the liability and equity components. The value assigned to the debt components of the 1.75% Convertible Senior Notes due 2023 is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the fair value of the debt and this estimated fair value represents the value which has been assigned to the equity component. The equity component is recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the carrying amount of the liability component is recorded as a debt discount, and is being amortized to interest expense using the effective interest method through the December 1, 2023 maturity date. The 1.75% Convertible Senior Notes due 2023 were not convertible and not redeemable as of March 31, 2019. As a result, we have classified the debt as Long-term within our unaudited consolidated balance sheets. This classification will be reassessed each reporting period.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

(f)
In June 2018, Sirius XM entered into an amendment to extend the maturity of the Credit Facility to June 2023. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of March 31, 2019.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt. Additionally, the amount available for future borrowing under the Credit Facility is reduced by letters of credit issued for the benefit of Pandora, which were $1 as of March 31, 2019.

Covenants and Restrictions
Under the Credit Facility, Sirius XM, our wholly owned subsidiary, must comply with a debt maintenance covenant that it cannot exceed a total leverage ratio, calculated as consolidated total debt to consolidated operating cash flow, of 5.0 to 1.0.  The Credit Facility generally requires compliance with certain covenants that restrict Sirius XM's ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of Sirius XM's assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions.
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
Pandora Convertible Notes
Pandora's 1.75% Convertible Senior Notes due 2020 (the “Pandora 2020 Notes”) and Pandora's 1.75% Convertible Senior Notes due 2023 (the “Pandora 2023 Notes” and, together with the Pandora 2020 Notes, the “Pandora Convertible Notes”) are unsecured, senior obligations of Pandora. Holdings has guaranteed the payment and performance obligations of Pandora under each series of the Pandora Convertible Notes and the indentures governing such Pandora Convertible Notes.
The Pandora 2020 Notes will mature on December 1, 2020, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. Upon consummation of the Pandora Acquisition, the conversion rate applicable to the Pandora 2020 Notes was 87.7032 shares of Holdings’ common stock per $1,000 principal amount of the Pandora 2020 Notes. Pandora has irrevocably elected and determined to settle all conversion obligations from and after February 1, 2019 with respect to the Pandora 2020 Notes solely in cash. During the three months ended March 31, 2019, Pandora purchased $151 in aggregate principal amount of the Pandora 2020 Notes. See footnote (c) to the table above.
The Pandora 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. Upon consummation of the Pandora Acquisition, the conversion rate applicable to the Pandora 2023 Notes was 150.4466 shares of Holdings common stock per $1,000 principal amount of the Pandora 2023 Notes.
The indentures governing the Pandora Convertible Notes contain covenants that limit Pandora’s ability to merge or consolidate and provide for customary events of default, which include nonpayment of principal or interest, breach of covenants, payment defaults or acceleration of other indebtedness and certain events of bankruptcy.
At March 31, 2019 and December 31, 2018, we were in compliance with our debt covenants.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

(13)	Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 4,650 and 4,346 shares of common stock issued and 4,645 and 4,346 shares outstanding on March 31, 2019 and December 31, 2018, respectively. As part of the Pandora Acquisition, we issued 392 shares of our common stock.
As of March 31, 2019, there were 337 shares of common stock reserved for issuance in connection with outstanding stock based awards to be granted to members of our board of directors, employees and third parties.
Quarterly Dividends
During the three months ended March 31, 2019, we declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 29, 2019	$0.0121	February 11, 2019	$57	February 28, 2019
Stock Repurchase Program
As of March 31, 2019, our board of directors had approved for repurchase an aggregate of $14,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of March 31, 2019, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,784 shares for $11,278, and $2,722 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the three months ended:

	March 31, 2019		March 31, 2018
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market and Privately Negotiated Repurchases (a)	101	$604	52	$295

(a)
As of March 31, 2019, $28 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders’ (deficit) equity. For a discussion of subsequent events refer to Note 18.

Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of March 31, 2019 and 2018.

(14)	Benefit Plans
We recognized share-based payment expense of $70 and $34 for the three months ended March 31, 2019 and 2018, respectively. This amount includes $21 of share-based compensation expense recorded in Acquisition and other related costs in our unaudited consolidated statements of comprehensive income during the three months ended March 31, 2019.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

(“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of March 31, 2019, 153 shares of common stock were available for future grants under the 2015 Plan.
In connection with the Pandora Acquisition, we assumed all shares available for issuance (including any shares that later become available for issuance in accordance with the terms of the applicable plans) under each of the 2014 Stock Incentive Plan of AdsWizz Inc., the Pandora Media, Inc. 2011 Equity Incentive Plan, the Pandora Media, Inc. 2004 Stock Plan and the TheSavageBeast.com, Inc. 2000 Stock Incentive Plan, which were previously approved by stockholders of Pandora or the applicable adopting entity. All shares available under these stock plans became additional shares available for grant pursuant to the terms of the 2015 Plan (as adjusted, to the extent appropriate, to reflect the application of the exchange ratio). Subject to certain limitations set forth in the 2015 Plan, such shares may be used for awards under the 2015 Plan.
Other Plans
We maintain six additional share-based benefit plans — the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the 2014 Stock Incentive Plan of AdsWizz Inc., the Pandora Media, Inc. 2011 Equity Incentive Plan, the Pandora Media, Inc. 2004 Stock Plan and the TheSavageBeast.com, Inc. 2000 Stock Incentive Plan. Excluding dividend equivalent units granted as a result of a declared dividend, no further awards may be made under these plans.
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees:

	For the Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.5%	2.4%
Expected life of options — years	3.36	3.57
Expected stock price volatility	26%	21%
Expected dividend yield	0.8%	0.7%
The following table summarizes stock option activity under our share-based plans for the three months ended March 31, 2019:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	243	$4.22
Options granted in connection with Pandora Acquisition	7	$3.85
Granted	13	$6.00
Exercised	(4)	$3.58
Forfeited, cancelled or expired	(1)	$5.48
Outstanding as of March 31, 2019	258	$4.30	6.15	$386
Exercisable as of March 31, 2019	150	$3.66	5.05	$303
The weighted average grant date fair value per share of stock options granted during the three months ended March 31, 2019 was $1.26.  The total intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was $10 and $55, respectively.  During the three months ended March 31, 2019, the number of net settled shares which were issued as a result of stock option exercises was 1.
In connection with the Pandora Acquisition, each option granted by Pandora under its stock incentive plans to purchase shares of Pandora common stock, whether vested or unvested, was assumed and converted into an option to purchase shares of our common stock, with appropriate adjustments (based on the 1.44 exchange ratio) to the exercise price and number of shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

of our common stock subject to such option, and has the same vesting schedule and exercise conditions as in effect as of immediately prior to the closing of the Pandora Acquisition; provided, that any Pandora stock option that had an exercise price per share that was equal to or greater than the value, at the closing of the Pandora Acquisition, of our common stock issued as merger consideration in exchange for each share of Pandora common stock, was canceled without payment. We recorded $8 to Goodwill related to pre-acquisition replacement equity awards attributable to pre-combination service.
We recognized share-based payment expense associated with stock options of $20 and $19 for the three months ended March 31, 2019 and 2018, respectively.
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the three months ended March 31, 2019:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2018	35	$5.50
Units granted in connection with Pandora Acquisition	48	$5.83
Granted	11	$5.92
Vested	(13)	$5.82
Forfeited	(2)	$5.79
Nonvested as of March 31, 2019	79	$5.69
The total intrinsic value of restricted stock units, including PRSUs, vesting during the three months ended March 31, 2019 and 2018 was $74 and $1, respectively. During the three months ended March 31, 2019, the number of net settled shares which were issued as a result of restricted stock units vesting totaled 7. During the three months ended March 31, 2019, we granted 5 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the Pandora Acquisition, each unvested restricted stock unit granted by Pandora under its stock incentive plans was assumed and converted into an unvested restricted stock unit of Holdings, with appropriate adjustments (based on the 1.44 exchange ratio) to the number of shares of our common stock to be received, and has the same vesting schedule and settlement date as in effect as of immediately prior to the closing of the Pandora Acquisition. We recorded $62 to Goodwill related to pre-acquisition replacement equity awards attributable to pre-combination service
In connection with the cash dividend paid during the three months ended March 31, 2019, we granted less than 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the three months ended March 31, 2019.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $50 and $15 for the three months ended March 31, 2019 and 2018, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at March 31, 2019 and December 31, 2018 was $477 and $254, respectively.  The total unrecognized compensation costs at March 31, 2019 are expected to be recognized over a weighted-average period of 2.0 years.
401(k) Savings Plans
Sirius XM Radio Inc. 401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We recognized $2 in expense during both the three months ended March 31, 2019 and 2018 in connection with the Sirius XM Plan.
Pandora Media, LLC 401(k) Profit Sharing Plan and Trust
Pandora sponsors the Pandora Media, LLC 401(k) Profit Sharing Plan and Trust (the “Pandora Plan”) for eligible employees. The Pandora Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. There is no employer matching of employee's contributions.
Sirius XM Holdings Inc. Deferred Compensation Plan
The Sirius XM Holdings Inc. Deferred Compensation Plan (the “DCP”) allows members of our board of directors and certain eligible employees to defer all or a portion of their base salary, cash incentive compensation and/or board of directors’ cash compensation, as applicable.  Pursuant to the terms of the DCP, we may elect to make additional contributions beyond amounts deferred by participants, but we are under no obligation to do so.  We have established a grantor (or “rabbi”) trust to facilitate the payment of our obligations under the DCP.
Contributions to the DCP, net of withdrawals, for the three months ended March 31, 2019 and 2018 were $6 and $7, respectively. As of March 31, 2019 and 2018, the fair value of the investments held in the trust were $30 and $22, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administration expense within our unaudited consolidated statements of comprehensive income.  For the three months ended March 31, 2019 and 2018, we recorded an immaterial amount of unrealized gains and losses on investments, respectively, held in the trust.

(15)	Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of March 31, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total
Debt obligations	$3	$2	$1	$1,000	$1,275	$5,000	$7,281
Cash interest payments	232	367	367	367	304	632	2,269
Satellite and transmission	76	51	4	2	1	3	137
Programming and content	193	227	129	56	33	130	768
Sales and marketing	28	12	11	7	4	11	73
Satellite incentive payments	8	10	9	9	9	53	98
Operating lease obligations	49	74	59	52	45	171	450
Advertising sales commitments	15	20	15	—	—	—	50
Royalties, minimum guarantees and other	337	181	100	30	12	7	667
Total (1)	$941	$944	$695	$1,523	$1,683	$6,007	$11,793

(1)	The table does not include our reserve for uncertain tax positions, which at March 31, 2019 totaled $8.
Debt obligations.    Debt obligations include principal payments on outstanding debt and finance lease obligations.
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
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

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
Sales and marketing.    We have entered into various marketing, sponsorship and distribution agreements to promote our brands and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. Certain programming and content agreements also require us to purchase advertising on properties owned or controlled by the licensors.
Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-3 and XM-4 meeting their fifteen-year design life, which we expect to occur.  Boeing may also be entitled to up to $10 of additional incentive payments if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life, which is currently not expected to occur.
Space Systems/Loral, the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-5, SIRIUS FM-5 and SIRIUS FM-6 meeting their fifteen-year design life, which we expect to occur.
Operating lease obligations.    We have entered into both cancelable and non-cancelable operating leases for office space, terrestrial repeaters, data centers and equipment. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases have options to renew.
Advertising Sales Commitments.    We have entered into agreements with third parties that contain minimum advertising sales guarantees, and require that we make guaranteed payments. As of March 31, 2019, we had future minimum guarantee commitments of $50, of which $15 will be paid in 2019 and the remainder will be paid in 2020. On a quarterly basis, we record the greater of the cumulative actual expense incurred or the cumulative minimum guarantee based on our forecast for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in the agreement, which may be annual or a longer period.
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. Certain of our content acquisition agreements also contain minimum guarantees, and require that we make upfront minimum guaranteed payments. During the three months ended March 31, 2019, we prepaid $11 in content acquisition costs related to minimum guarantees. As of March 31, 2019, we have future fixed minimum guarantee commitments of $250, of which $189 will be paid in 2019 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
Several of our content agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause our payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations (“PROs”) with whom we have entered into direct license agreements have the right to audit our content acquisition payments, and any such audit could result in disputes over whether we have paid the proper content acquisition costs.
We have also entered into various agreements with third parties for general operating purposes. The cost of our common stock acquired in our capital return program but not paid for as of March 31, 2019 was also included in this category.
In addition to the minimum contractual cash commitments described above, we have entered into other variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions. We also have a surety bond of approximately $45 primarily used as security against non-performance

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

in the normal course of business. We do not have any other significant off-balance sheet financing arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

Following a mediation, on January 31, 2019, we entered into a memorandum of understanding to settle this purported class action suit. The settlement is expected to resolve the claims of consumers for the period October 2013 through January 2019. As part of the settlement, we will agree to pay $25 into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid. The settlement also contemplates that we will provide three months of service to our All Access subscription package for those members of the class that elect to receive it, in lieu of cash, at no cost to those class members and who are not active subscribers at the time of the distribution. The availability of this three-month service option will not diminish the $25 common fund. As part of the settlement, we also expects to implement certain changes relating to our “Do-Not-Call” practices and telemarketing programs. Settlement of this matter is subject to execution of a definitive settlement agreement between the parties and, among other things, approval by the Court.

Pre-1972 Sound Recording Litigation. On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora in the federal district court for the Central District of California. The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which following denial of Pandora’s motion was appealed to the Ninth Circuit Court of Appeals. The district court litigation is currently stayed pending the Ninth Circuit’s decision. In March 2019, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court has accepted certification, briefing in the case is complete, but the Court has not yet scheduled oral argument.

In September and October 2015, Arthur and Barbara Sheridan filed separate class action suits against Pandora in the federal district courts for the Northern District of California and the District of New Jersey. The complaints allege a variety of violations of common law and state copyright statutes, common law misappropriation, unfair competition, conversion, unjust

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

enrichment and violation of rights of publicity arising from allegations that Pandora owes royalties for the public performance of sound recordings recorded prior to February 15, 1972. The actions in California and New Jersey are currently stayed pending the Ninth Circuit's decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

In September 2016, Ponderosa Twins Plus One and others filed a class action suit against Pandora alleging claims similar to those asserted in Flo & Eddie, Inc. v. Pandora Media Inc. The action is currently stayed in the Northern District of California pending the Ninth Circuit’s decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

We believe we have substantial defenses to the claims asserted in these actions, and we intend to defend these actions vigorously.

Other Matters.  In the ordinary course of business, we are a defendant in various other lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; owners of patents, trademarks, copyrights or other intellectual property and certain contingencies related to Pandora. None of these other matters, in our opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

(16)	Segments and Geographic Information
In accordance with FASB ASC Topic 280, Segment Reporting, we disaggregate our operations into two reportable segments: Sirius XM and Pandora. The change in segment reporting is due to the acquisition of Pandora. The financial results of these segments are utilized by the chief operating decision maker, who is our Chief Executive Officer, for evaluating segment performance and allocating resources. Our reportable segments have been determined based on our internal management structure. For additional information on our segments refer to Note 1.
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We did not have any intersegment advertising campaigns during the three months ended March 31, 2019.
Segment revenue and gross profit were as follows during the periods presented:

	For the Three Months Ended March 31, 2019
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$1,370	$88	$1,458
Advertising revenue	46	163	209
Equipment revenue	41	—	41
Other revenue	36	—	36
Total revenue	1,493	251	1,744
Cost of services (a)	(569)	(170)	(739)
Segment gross profit	$924	$81	$1,005

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

Three Months Ended March 31, 2019
Segment Gross Profit	$1,005
Subscriber acquisition costs	(108)
Sales and marketing (a)	(168)
Engineering, design and development (a)	(45)
General and administrative (a)	(119)
Depreciation and amortization	(107)
Share-based payment expense	(49)
Acquisition and other related costs	(76)
Total other expense	(90)
Consolidated income before income taxes	$243

(a)
Share-based payment expense includes $9 related to cost of services, $15 related to sales and marketing, $9 related to engineering, design and development and $16 related to general and administrative.

A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of March 31, 2019, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three months ended March 31, 2019.

(17)	Income Taxes
We file a consolidated federal income tax return for all of our wholly owned subsidiaries.  For the three months ended March 31, 2019 and 2018, income tax expense was $81 and $80, respectively.
Our effective tax rate for the three months ended March 31, 2019 and 2018 was 33.3% and 21.7%, respectively. The effective tax rate for the three months ended March 31, 2019 was primarily impacted by the increase to the valuation allowance related to the federal research and development credits that are no longer expected to be realizable. The effective tax rate for the three months ended March 31, 2018 was primarily impacted by the recognition of excess tax benefits related to share based compensation. We estimate our effective tax rate for the year ending December 31, 2019 will be approximately 24%.
As of March 31, 2019 and December 31, 2018, we had a valuation allowance related to deferred tax assets of $88 and $66, respectively, that were not likely to be realized due to certain net operating loss limitations, including tax credits, and acquired net operating losses that were not more likely than not going to be utilized.

(18)	Subsequent Events
Capital Return Program
For the period from April 1, 2019 to April 22, 2019 we repurchased 38 shares of our common stock on the open market for an aggregate purchase price of $224, including fees and commissions.
On April 23, 2019, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0121 per share of common stock payable on May 31, 2019 to stockholders of record as of the close of business on May 10, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All amounts referenced in this Item 2 are in millions, except subscriber amounts are in thousands and per subscriber and per installation amounts are in ones, unless otherwise stated.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018.
This Quarterly Report on Form 10-Q presents information for Sirius XM Holdings Inc. (“Holdings”).  The terms “Holdings,” “we,” “us,” “our,” and “our company” as used herein, and unless otherwise stated or indicated by context, refer to Sirius XM Holdings Inc. and its subsidiaries. "Sirius XM" refers to our wholly owned subsidiary Sirius XM Radio Inc. and its subsidiaries. "Pandora" refers to Sirius XM's wholly owned subsidiary Pandora Media, LLC (the successor to Pandora Media, Inc.) and its subsidiaries. Holdings has no operations independent of Sirius XM and Pandora.

Special Note Regarding Forward-Looking Statements
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, including the risk factors described under “Risk Factors” in Part II, Item 1A, of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2018.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	We face substantial competition and that competition is likely to increase over time

•	If our efforts to attract and retain subscribers and listeners, or convert listeners into subscribers, are not successful, our business will be adversely affected

•	We engage in extensive marketing efforts and the continued effectiveness of those efforts are an important part of our business

•	A substantial number of our subscribers periodically cancel their subscriptions and we cannot predict how successful we will be at retaining customers

•	Our ability to profitably attract and retain subscribers as our marketing efforts reach more price-sensitive consumers is uncertain

•	Our failure to convince advertisers of the benefits of our ad-supported service could harm our business

•	If we are unable to maintain revenue growth from our advertising products, particularly in mobile advertising, our results of operations will be adversely affected

•	If we fail to accurately predict and play music, comedy or other content that our listeners enjoy, we may fail to retain existing and attract new listeners

•	If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer

•	Interruption or failure of our information technology and communications systems could impair the delivery of our service and harm our business

•	Privacy and data security laws and regulations may impose legal liabilities and may hinder our ability to sell advertising

•	Consumer protection laws and our failure to comply with them could damage our business

•	We rely on third parties for the operation of our business, and the failure of third parties to perform could adversely affect our business

•	Our business depends in part upon the auto industry

•	Our Pandora business depends in part upon consumer electronics manufacturers

•	The market for music rights is changing and is subject to significant uncertainties

•	Our ability to offer interactive features in our Pandora services depends upon maintaining licenses with copyright owners

•	The rates we must pay for “mechanical rights” to use musical works on our Pandora service have increased substantially and these new rates may adversely affect our business

•	Our use of pre-1972 sound recordings on our Pandora service could result in additional costs

•	Failure of our satellites would significantly damage our business

•	Our Sirius XM service may experience harmful interference from new wireless operations

•	Failure to comply with FCC requirements could damage our business

•	Economic conditions, including advertising budgets and discretionary spending, may adversely affect our business and operating results

•	If we are unable to attract and retain qualified personnel, our business could be harmed

•	We may not realize the benefits of acquisitions or other strategic investments and initiatives, including the acquisition of Pandora

•	We may from time to time modify our business plan, and these changes could adversely affect us and our financial condition

•	We have a significant amount of indebtedness, and our debt contains certain covenants that restrict our operations

•	Our facilities could be damaged by natural catastrophes or terrorist activities

•	The unfavorable outcome of pending or future litigation could have an adverse impact on our operations and financial condition

•	Failure to protect our intellectual property or actions by third parties to enforce their intellectual property rights could substantially harm our business and operating results

•	Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code subject to those licenses

•	Rapid technological and industry changes and new entrants could adversely impact our services

•	Existing or future laws and regulations could harm our business

•	We may be exposed to liabilities that other entertainment service providers would not customarily be subject to

•	Our business and prospects depend on the strength of our brands

•	We are a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements

•	While we currently pay a quarterly cash dividend to holders of our common stock, we may change our dividend policy at any time

•	Our principal stockholder has significant influence, including over actions requiring stockholder approval, and its interests may differ from the interests of other holders of our common stock

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

Recent Developments

On February 1, 2019, through a series of transactions, Pandora Media, Inc., became an indirect wholly owned subsidiary of Sirius XM and continues to operate as Pandora Media, LLC (the “Pandora Acquisition”).

Each share of Pandora common stock, par value $0.0001 per share, outstanding immediately prior to the consummation of the transactions, was converted into 1.44 shares (the “Exchange Ratio”) of our common stock.

Further, pursuant to the transactions:

•
each option granted by Pandora under its stock incentive plans to purchase shares of Pandora common stock, whether vested or unvested, was assumed and converted into an option to purchase shares of our common stock, with appropriate adjustments (based on the Exchange Ratio) to the exercise price and number of shares of our common stock subject to such option, and has the same vesting schedule and exercise conditions as in effect as of immediately prior to the closing of the transactions; provided that any Pandora stock option that had an exercise price per share that was equal to or greater than the value, at the closing of the transactions, of our common stock issued as merger consideration in exchange for each share of Pandora common stock, was canceled without payment therefore; and

•
each unvested restricted stock unit granted by Pandora under its stock incentive plans was assumed and converted into an unvested restricted stock unit of Holdings, with appropriate adjustments (based on the Exchange Ratio) to the number of shares of our common stock to be received, and has the same vesting schedule and settlement date as in effect as of immediately prior to the closing of the transactions.

In connection with the transaction, Holdings issued in the aggregate 392 shares of its common stock and assumed $345 in aggregate principal amount of Pandora’s outstanding debt.

Executive Summary
We operate two complementary audio entertainment businesses - our Sirius XM business and our Pandora business.

Sirius XM
Our Sirius XM business transmits music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis through our two proprietary satellite radio systems. Satellite radios are primarily distributed through automakers, retailers and our website.  Subscribers can also receive music and other channels, plus certain other features, over our Internet radio service, including through applications for mobile devices, home devices and other consumer electronic equipment.  The primary source of revenue from our Sirius XM business is generated from subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our satellite radios and accessories, and other ancillary services.  As of March 31, 2019, our Sirius XM business had approximately 34.2 million subscribers.
In addition to our audio entertainment businesses, we provide connected vehicle services to several automakers and directly to consumers through aftermarket devices. These services are designed to enhance the safety, security and driving experience. We also offer a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-time weather services designed for improving situational awareness in vehicles, boats and planes. Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. ("Sirius XM Canada"). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora
Our Pandora business operates a music discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen to music-whether through mobile devices, car speakers or connected devices in the home.  Pandora enables listeners to create personalized stations and playlists, as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. As of March 31, 2019, Pandora had approximately 6.9 million subscribers.  The majority of revenue from our Pandora business is generated from advertising on our ad-supported radio service. In addition, as a result of the May 2018 acquisition of AdsWizz Inc. by Pandora, we provide a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers. As of March 31, 2019, our Pandora business had approximately 66.0 million active users.

Liberty Media
As of March 31, 2019, Liberty Media beneficially owned, directly and indirectly, approximately 68% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Presentation
This Quarterly Report on Form 10-Q for the three months ended March 31, 2019, includes our unaudited results compared with the three months ended March 31, 2018. The discussion of our results of operations for the three months ended March 31, 2019 includes the financial results of Pandora from February 1, 2019, the date of the Pandora Acquisition, while the results of operations for the three months ended March 31, 2018 do not include the results of Pandora since that was prior to the Pandora Acquisition. We also include unaudited information on the revenues and costs of services of each of our segments compared with the three months ended March 31, 2018. The absence of the Pandora results for January 2019 and from the three months ended March 31, 2018 may render the comparison of the unaudited actual results for the three months ended March 31, 2019 to the prior period less meaningful.
We have also included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 pro forma unaudited results compared with the three months ended March 31, 2018. We also include pro forma unaudited information on the revenues and costs of sales of each of our segments compared with the three months ended March 31, 2018. These pro forma results assume that the Pandora Acquisition occurred on January 1, 2018 and eliminate the effect of certain purchase accounting adjustments associated with the Pandora Acquisition.
We have also included in this Quarterly Report on Form 10-Q certain financial performance measures for our company as well as for our Sirius XM and our Pandora businesses, when applicable, some of which are not calculated and presented in accordance with generally accepted accounting principles in the United States (“Non-GAAP”). These Non-GAAP items include free cash flow and adjusted EBITDA. We also present certain operating performance measures. These financial and operating performance measures are also presented on a pro forma basis and assume that the Pandora Acquisition occurred on January 1, 2018 and eliminate the effect of certain purchase accounting adjustments associated with the Pandora Acquisition. See “Key Financial and Operating Performance Metrics,” for more information on these performance measures.

Results of Operations
Unaudited Actual Results
Set forth below are our results of operations for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. The discussion of our results of operations for the three months ended March 31, 2019 includes the financial results of Pandora from the date of the Pandora Acquisition, February 1, 2019, while the results of operations for the three months ended March 31, 2018 do not include the results of Pandora. The inclusion of these results may render direct comparisons with results for prior periods less meaningful. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended March 31,		2019 vs 2018 Change
	2019	2018	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,370	$1,258	$112	9%
Advertising revenue	46	42	4	10%
Equipment revenue	41	35	6	17%
Other revenue	36	40	(4)	(10)%
Total Sirius XM revenue	1,493	1,375	118	9%
Pandora:
Subscriber revenue	88	—	88	nm
Advertising revenue	163	—	163	nm
Total Pandora revenue	251	—	251	nm
Total consolidated revenue	1,744	1,375	369	27%
Cost of services
Sirius XM:
Revenue share and royalties	347	310	37	12%
Programming and content	102	101	1	1%
Customer service and billing	98	94	4	4%
Transmission	25	22	3	14%
Cost of equipment	6	7	(1)	(14)%
Total Sirius XM cost of services	578	534	44	8%
Pandora:
Revenue share and royalties	145	—	145	nm
Programming and content	4	—	4	nm
Customer service and billing	15	—	15	nm
Transmission	6	—	6	nm
Total Pandora cost of services	170	—	170	nm
Total consolidated cost of services	748	534	214	40%
Subscriber acquisition costs	108	123	(15)	(12)%
Sales and marketing	183	107	76	71%
Engineering, design and development	54	31	23	74%
General and administrative	135	85	50	59%
Depreciation and amortization	107	72	35	49%
Acquisition and other related costs	76	—	76	nm
Total operating expenses	1,411	952	459	48%
Income from operations	333	423	(90)	(21)%
Other income (expense):
Interest expense	(90)	(90)	—	—%
Loss on extinguishment of debt	(1)	—	(1)	nm
Other income	1	36	(35)	(97)%
Total other expense	(90)	(54)	(36)	(67)%
Income before income taxes	243	369	(126)	(34)%
Income tax expense	(81)	(80)	(1)	(1)%
Net income	$162	$289	$(127)	(44)%

Sirius XM Revenue
Refer to page 40 for our discussion on Sirius XM revenue.
Pandora Revenue
Pandora revenue includes actual results for the period from the acquisition date to March 31, 2019. Refer to page 40 for our discussion on Pandora revenue.
Sirius XM Cost of Services
Refer to page 41 for our discussion on Sirius XM cost of services.
Pandora Cost of Services
Pandora cost of services includes actual results for the period from the acquisition date to March 31, 2019. Refer to page 42 for our discussion on Pandora cost of services.
Operating Costs
Subscriber Acquisition Costs are costs only associated with Sirius XM and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios.
For the three months ended March 31, 2019 and 2018, subscriber acquisition costs were $108 and $123, respectively, a decrease of 12%, or $15, and decreased as a percentage of total revenue. The decrease was driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in the volume of satellite radio installations.
We expect subscriber acquisition costs to fluctuate with OEM installations; however, the subsidized chipsets cost is expected to decline as we transition to a new generation of chipsets.  We intend to continue to offer subsidies and other incentives to induce OEMs to include our technology in their vehicles.
Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; and personnel related costs including salaries, commissions, and sales support. Marketing costs include expenses related to direct mail, outbound telemarketing, email communications, and artist marketing.
For the three months ended March 31, 2019 and 2018, sales and marketing expenses were $183 and $107, respectively, an increase of 71%, or $76, and increased as a percentage of total revenue. The increase was primarily due to additional costs associated with the inclusion of Pandora, additional subscriber communications, retention programs and acquisition campaigns.
We anticipate that sales and marketing expenses will increase as we expand programs to retain our existing subscribers, win back former subscribers, and attract new subscribers and listeners.
Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of Sirius XM radios into new vehicles manufactured by automakers.

For the three months ended March 31, 2019 and 2018, engineering, design and development expenses were $54 and $31, respectively, an increase of 74%, or $23, and increased as a percentage of total revenue. The increase was driven by additional costs associated with the inclusion of Pandora.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended March 31, 2019 and 2018, general and administrative expenses were $135 and $85, respectively, an increase of 59%, or $50, and increased as a percentage of total revenue. The increase was primarily driven by additional expense associated with the inclusion of Pandora and a one-time $25 legal settlement reserve for Do-Not-Call litigation.
We expect our general and administrative expenses to increase to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended March 31, 2019 and 2018, depreciation and amortization expense was $107 and $72, respectively, an increase of 49%, or $35, and increased as a percentage of total revenue. The increase was driven by the amortization of definite life intangibles resulting from the Pandora Acquisition and higher depreciation costs related to additional assets placed in-service.
Acquisition and Other Related Costs represents costs associated with the Pandora Acquisition and related reorganization costs.
For the three months ended March 31, 2019 and 2018, acquisition and other related costs were $76 and $0, respectively.
Other Income (Expense)
Interest Expense includes interest on outstanding debt.
For the three months ended March 31, 2019 and 2018, interest expense was $90. Lower average debt outstanding and an increase in the amount of capitalized interest due to increased spend on the construction of new satellites was offset by the additional interest expense associated with the inclusion of Pandora's debt instruments.
Loss on Extinguishment of Debt includes losses incurred as a result of the redemption of certain debt.
We recorded a $1 loss on extinguishment of debt during the three months ended March 31, 2019 due to the repurchase of $151 principal amount of Pandora's 1.75% Convertible Senior Notes due 2020. There was no loss on extinguishment of debt during the three months ended March 31, 2018.
Other Income primarily includes realized and unrealized gains and losses, interest and dividend income, our share of the income or loss from our equity investments, and transaction costs related to non-operating investments.
For the three months ended March 31, 2019 and 2018, other income was $1 and $36, respectively. For the three months ended March 31, 2019, we recorded our share of Sirius XM Canada's net gain, interest earned on our loan to Sirius XM Canada and trading gains associated with the investments held for our Deferred Compensation Plan, partially offset by losses on other investments. For the three months ended March 31, 2018, we recorded an unrealized gain of $31 from a fair value adjustment of our investment in Pandora, interest earned on our loan to Sirius XM Canada, and our share of Sirius XM Canada's net income.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.

For the three months ended March 31, 2019 and 2018, income tax expense was $81 and $80, respectively.
Our effective tax rate for the three months ended March 31, 2019 and 2018 was 33.3% and 21.7%, respectively. The effective tax rate for the three months ended March 31, 2019 was primarily impacted by the increase to the valuation allowance related to the federal research and development credits that are no longer expected to be realizable. The effective tax rate for the three months ended March 31, 2018 was primarily impacted by the recognition of excess tax benefits related to share based compensation. We estimate our effective tax rate for the year ending December 31, 2019 will be approximately 24%.

Additionally, in connection with the Pandora Acquisition, we acquired gross net operating loss (“NOL”) carryforwards of approximately $1,199 for federal income tax purposes available to offset future taxable income. The acquired NOL's are limited by Section 382 of the Internal Revenue Code. Those limitations are not expected to impact our ability to fully utilize those NOL's within the carryforward period.

Unaudited Pro Forma Results
Set forth below are our pro forma results of operations for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the acquisition actually occurred on January 1, 2018 and are not indicative of our consolidated results of operations in future periods. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts. Please refer to the Footnotes to Results of Operations (pages 45 through 46) following our discussion of results of operations.

	For the Three Months Ended March 31,		2019 vs 2018 Change
	2019	2018	Amount	%
Revenue	(Pro Forma)	(Pro Forma)
Sirius XM:
Subscriber revenue	$1,370	$1,258	$112	9%
Advertising revenue	46	42	4	10%
Equipment revenue	41	35	6	17%
Other revenue	38	43	(5)	(12)%
Total Sirius XM revenue	1,495	1,378	117	8%
Pandora:
Subscriber revenue	134	104	30	29%
Advertising revenue	231	215	16	7%
Total Pandora revenue	365	319	46	14%
Total consolidated revenue	1,860	1,697	163	10%
Cost of services
Sirius XM:
Revenue share and royalties	347	310	37	12%
Programming and content	102	101	1	1%
Customer service and billing	98	94	4	4%
Transmission	25	22	3	14%
Cost of equipment	6	7	(1)	(14)%
Total Sirius XM cost of services	578	534	44	8%
Pandora:
Revenue share and royalties	217	222	(5)	(2)%
Programming and content	4	2	2	100%
Customer service and billing	23	20	3	15%
Transmission	11	12	(1)	(8)%
Total Pandora cost of services	255	256	(1)	—%
Total consolidated cost of services	833	790	43	5%
Subscriber acquisition costs	108	123	(15)	(12)%
Sales and marketing	219	206	13	6%
Engineering, design and development	68	62	6	10%
General and administrative	151	129	22	17%
Depreciation and amortization	122	113	9	8%
Total operating expenses	1,501	1,423	78	5%
Income from operations	359	274	85	31%
Other income (expense):
Interest expense	(92)	(97)	(5)	(5)%
Loss on extinguishment of debt	(1)	(2)	(1)	(50)%
Other income	2	38	(36)	(95)%
Total other expense	(91)	(61)	30	49%
Income before income taxes	268	213	55	26%
Income tax expense	(87)	(41)	(46)	(112)%
Net income	$181	$172	$9	5%

Adjusted EBITDA	$567	$447	$120	27%

Sirius XM Revenue
Sirius XM Subscriber Revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended March 31, 2019 and 2018, subscriber revenue was $1,370 and $1,258, respectively, an increase of 9%, or $112. The increase was primarily driven by higher U.S. Music Royalty Fees due to a higher music royalty rate and higher self-pay subscription revenue as a result of a 4% increase in the daily weighted average number of subscribers.
We expect subscriber revenues to increase based on the growth of our subscriber base, increases in the average price charged and the sale of additional services to subscribers.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended March 31, 2019 and 2018, advertising revenue was $46 and $42, respectively, an increase of 10%, or $4. The increase was primarily due to increases in rates charged per spot as well as a greater number of advertising spots sold and transmitted.
We expect our Sirius XM advertising revenue to continue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended March 31, 2019 and 2018, equipment revenue was $41 and $35, respectively, an increase of 17% or $6. The increase was driven by an increase in royalty revenue due to our transition to a new generation of chipsets.
We expect equipment revenue to increase as royalty revenue associated with certain new chipsets increases and as device sales from our connected vehicle services increase.
Sirius XM Other Revenue includes service and advisory revenue from our Canadian affiliate, our connected vehicle services, and ancillary revenues.
For the three months ended March 31, 2019 and 2018, other revenue was $36 and $40, respectively, a decrease of 10%, or $4. The decrease was primarily driven by a decrease in data usage revenue generated from our connected vehicle services.
We expect other revenue to increase due to additional revenues generated from our Canadian affiliate and from our connected vehicle services.
Pandora Revenue
Pandora Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions to the Pandora services.
For the three months ended March 31, 2019 and 2018, Pandora subscriber revenue was $134 and $104, respectively, an increase of 29%, or $30. The increase was primarily due to an increase in the number of subscribers and an increase in the average price per paid subscriber due to the growth of Pandora Plus and Pandora Premium subscribers.
We expect Pandora subscriber revenues to increase based on the growth of our Pandora Plus and Pandora Premium subscriber base.

Pandora Advertising Revenue is generated primarily from audio, display and video advertising.
For the three months ended March 31, 2019 and 2018, Pandora advertising revenue was $231 and $215, respectively, an increase of 7%, or $16. The increase was primarily due to off-platform programmatic advertising revenue related to the AdsWizz acquisition during the second quarter of 2018 and an increase in the average price per ad due to new advertising products, partially offset by a decrease in ad hours resulting in a lower number of ads sold.
We expect our advertising revenue to continue to grow due to our off-platform revenue.
Total Consolidated Revenue
Total Consolidated Revenue for the three months ended March 31, 2019 and 2018, was $1,744 and $1,375, respectively, an increase of 27%, or $369. The increase was driven by $251 of additional revenue associated with the inclusion of Pandora and the increase in Sirius XM subscriber revenue noted above.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content and web streaming as well as automaker, content provider and advertising revenue share.
For the three months ended March 31, 2019 and 2018, revenue share and royalties were $347 and $310, respectively, an increase of 12%, or $37, and increased as a percentage of total Sirius XM revenue. The increase was driven by an increase in our pre-1972 recording royalties, overall greater revenues subject to revenue share with the automakers, and higher streaming royalties.
We expect our revenue share and royalty costs to increase as our revenues grow.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended March 31, 2019 and 2018, programming and content expenses were $102 and $101, respectively, an increase of 1%, or $1, but decreased as a percentage of total Sirius XM revenue. The increase was primarily driven by slightly higher content licensing costs.
We expect our Sirius XM programming and content expenses to increase as we offer additional programming, and renew or replace expiring agreements.
Sirius XM Customer Service and Billing includes costs associated with the operation and management of internal and third party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended March 31, 2019 and 2018, customer service and billing expenses were $98 and $94, respectively, an increase of 4%, or $4, but decreased as a percentage of total Sirius XM revenue. The increase was driven by increased transaction fees from a larger subscriber base and higher bad debt expense, partially offset by lower call center costs due to lower agent rates.
We expect our Sirius XM customer service and billing expenses to increase as our subscriber base grows.
Sirius XM Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet streaming and connected vehicle services.
For the three months ended March 31, 2019 and 2018, transmission expenses were $25 and $22, respectively, an increase of 14%, or $3, and increased as a percentage of total Sirius XM revenue. The increase was primarily driven by higher wireless costs associated with our streaming services and higher repeater network costs.

We expect transmission expenses to increase as costs associated with our investment in Internet streaming grow.
Sirius XM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended March 31, 2019 and 2018, cost of equipment was $6 and $7, respectively, a decrease of 14%, or $1, and decreased as a percentage of equipment revenue. The decrease was primarily due to lower direct satellite radio sales to consumers.
We expect cost of equipment to increase as device sales from our connected vehicle services increase.
Pandora Cost of Services
Pandora Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
Pandora Revenue Share and Royalties includes licensing fees paid for streaming music or other content to our listeners as well as revenue share paid to third party ad servers. We make payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of service in the related period.
For the three months ended March 31, 2019 and 2018, revenue share and royalties were $217 and $222, respectively, a decrease of 2%, or $5, and decreased as a percentage of total Pandora revenue. The decrease was primarily attributable to lower minimum guarantees related to our direct license agreements with major and independent labels, distributors, PROs and publishers.
We expect our Pandora revenue share and royalty costs to increase as our revenues grow.
Pandora Programming and Content includes costs to produce live listener events and promote content.
For the three months ended March 31, 2019 and 2018, programming and content expenses were $4 and $2, an increase of 100%, or $2, and increased as a percentage of total Pandora revenue. The increase was primarily attributable to costs associated to AdsWizz which was acquired during the second quarter of 2018.
We expect our Pandora programming and content costs to increase as we continue to produce live listener events and promotions.
Pandora Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores, and bad debt expense.
For the three months ended March 31, 2019 and 2018, customer service and billing expenses were $23 and $20, respectively, an increase of 15%, or $3, and increased as a percentage of total Pandora revenue. The increase was primarily driven by higher bad debt expense and increased transaction fees from a larger user base.
We expect our Pandora customer service and billing costs to increase as our subscriber base grows.
Pandora Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended March 31, 2019 and 2018, transmission expenses were $11 and $12, respectively, a decrease of 8%, or $1, and decreased as a percentage of total Pandora revenue. The decrease was primarily driven by lower advertisement serving costs.
We expect our Pandora transmission costs to increase with growth in our subscriber base and AdsWizz service.
Operating Costs
Subscriber Acquisition Costs are costs only associated with Sirius XM and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios.

For the three months ended March 31, 2019 and 2018, subscriber acquisition costs were $108 and $123, respectively, a decrease of 12%, or $15, and decreased as a percentage of total revenue. The decrease was driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in the volume of satellite radio installations.
We expect subscriber acquisition costs to fluctuate with OEM installations; however, the subsidized chipsets cost is expected to decline as we transition to a new generation of chipsets.  We intend to continue to offer subsidies and other incentives to induce OEMs to include our technology in their vehicles.
Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative marketing; and personnel related costs including salaries, commissions, and sales support. Marketing costs include expenses related to direct mail, outbound telemarketing, email communications, and artist marketing.
For the three months ended March 31, 2019 and 2018, sales and marketing expenses were $219 and $206, respectively, an increase of 6%, or $13, but decreased as a percentage of total revenue. The increase was primarily due to additional subscriber communications, retention programs and acquisition campaigns, as well as higher personnel-related costs.
We anticipate that sales and marketing expenses will increase as we expand programs to retain our existing subscribers, win back former subscribers, and attract new subscribers and listeners.
Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of our radios into new vehicles manufactured by automakers.
For the three months ended March 31, 2019 and 2018, engineering, design and development expenses were $68 and $62, respectively, an increase of 10%, or $6, and remained flat as a percentage of total revenue. The increase was driven by higher personnel-related costs.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended March 31, 2019 and 2018, general and administrative expenses were $151 and $129, respectively, an increase of 17%, or $22, and increased as a percentage of total revenue. The increase was primarily driven by a one-time $25 legal settlement reserve for Do-Not-Call litigation.
We expect our general and administrative expenses to increase to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended March 31, 2019 and 2018, depreciation and amortization expense was $122 and $113, respectively, an increase of 8%, or $9, and decreased as a percentage of total revenue. The increase was driven by the additional amortization associated with the acquired intangible assets recorded as part of the Pandora Acquisition, partially offset by normal depreciation associated with assets revalued in purchase accounting.
Other Income (Expense)
Interest Expense includes interest on outstanding debt.
For the three months ended March 31, 2019 and 2018, interest expense was $92 and $97, respectively, a decrease of 5%, or $5. The decrease was primarily due lower average debt outstanding and an increase in the amount of capitalized interest due to increased spending on the construction of new satellites.

Loss on Extinguishment of Debt, includes losses incurred as a result of the redemption of certain debt.
We recorded a $1 loss on extinguishment of debt during the three months ended March 31, 2019 due to the repurchase of $151 principal amount of Pandora's 1.75% Convertible Senior Notes due 2020. During the three months ended March 31, 2018 Pandora recorded a $2 loss on the cancellation of their convertible subordinated promissory note receivable.
Other Income primarily includes realized and unrealized gains and losses, interest and dividend income, our share of the income or loss from our equity investments, and transaction costs related to non-operating investments.
For the three months ended March 31, 2019 and 2018, other income was $2 and $38, respectively. For the three months ended March 31, 2019, we recorded our share of Sirius XM Canada's net gain, interest earned on our loan to Sirius XM Canada and trading gains associated with the investments held for our Deferred Compensation Plan, partially offset by losses on other investments. For the three months ended March 31, 2018, we recorded an unrealized gain of $31 from a fair value adjustment of our investment in Pandora, interest earned on our loan to Sirius XM Canada, and our share of Sirius XM Canada's net income.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, foreign withholding taxes and current federal and state tax expenses.
For the three months ended March 31, 2019 and 2018, income tax expense was $87 and $41, respectively.
Our effective tax rate for the three months ended March 31, 2019 and 2018 was 32.5% and 19.2%, respectively. The effective tax rate for the three months ended March 31, 2019 was primarily impacted by the increase to the valuation allowance related to the federal research and development credits that are no longer expected to be realizable. The effective tax rate for the three months ended March 31, 2018 was primarily impacted by the recognition of excess tax benefits related to share based compensation. We estimate our effective tax rate for the year ending December 31, 2019 will be approximately 24%. Pro forma income tax expense for the three months ended March 31, 2018 included income tax benefit of $39 resulting from the Pandora Acquisition.

Additionally, in connection with the Pandora Acquisition, we acquired gross NOL carryforwards of approximately $1,199 for federal income tax purposes available to offset future taxable income. The acquired NOL's are limited by Section 382 of the Internal Revenue Code. Those limitations are not expected to impact our ability to fully utilize those NOL's within the carryforward period.

Footnotes to Results of Operations
The following tables reconcile our GAAP results of operations to our non-GAAP pro forma results of operations for the three months ended March 31, 2019 and 2018 which includes the Pandora pre-acquisition financial information. These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the acquisition actually occurred on January 1, 2018 and are not indicative of our consolidated results of operations in future periods. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts.

	Unaudited for the Three Months Ended March 31, 2019
	As Reported	Pandora Pre-Acquisition Financial Information (a)	Purchase Price Accounting and Pro Forma Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$1,370	$—	$—		$1,370
Advertising revenue	46	—	—		46
Equipment revenue	41	—	—		41
Other revenue	36	—	2	(b)	38
Total Sirius XM revenue	1,493	—	2		1,495
Pandora:
Subscriber revenue	88	46	—		134
Advertising revenue	163	68	—		231
Total Pandora revenue	251	114	—		365
Total consolidated revenue	1,744	114	2		1,860
Cost of services
Sirius XM:
Revenue share and royalties	347	—	—		347
Programming and content	102	—	—		102
Customer service and billing	98	—	—		98
Transmission	25	—	—		25
Cost of equipment	6	—	—		6
Total Sirius XM cost of services	578	—	—		578
Pandora:
Revenue share and royalties	145	71	1	(c)	217
Programming and content	4	—	—		4
Customer service and billing	15	8	—		23
Transmission	6	5	—		11
Total Pandora cost of services	170	84	1		255
Total consolidated cost of services	748	84	1		833
Subscriber acquisition costs	108	—	—		108
Sales and marketing	183	36	—		219
Engineering, design and development	54	14	—		68
General and administrative	135	16	—		151
Depreciation and amortization	107	6	9	(d)	122
Acquisition and other related costs	76	1	(77)	(e)	—
Total operating expenses	1,411	157	(67)		1,501
Income (loss) from operations	333	(43)	69		359
Other income (expense):
Interest expense	(90)	(2)	—		(92)
Loss on extinguishment of debt	(1)	—	—		(1)
Other income	1	1	—		2
Total other expense	(90)	(1)	—		(91)
Income (loss) before income taxes	243	(44)	69		268
Income tax expense	(81)	—	(6)	(f)	(87)
Net income	$162	$(44)	$63		$181

(a)	Represents Pandora’s results for the period January 1, 2019 through January 31, 2019.

(b)	This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the XM Merger.

(c)	This adjustment includes the impact of additional expense associated with minimum guarantee royalty contracts recorded as part of the Pandora Acquisition.

(d)
This adjustment includes the impact of the additional amortization associated with the acquired intangible assets recorded as part of the Pandora Acquisition that are subject to amortization, partially offset by normal depreciation associated with assets revalued in purchase accounting.

(e)	This adjustment eliminates the impact of acquisition and other related costs.

(f)
This adjustment to income taxes was calculated by applying Sirius XM's statutory tax rate at March 31, 2019 to the pro forma adjustments of $69 and Pandora's pre-acquisition loss before income tax of $(44).

	Unaudited for the Three Months Ended March 31, 2018
	As Reported	Pandora Pre-Acquisition Financial Information (g)	Purchase Price Accounting and Pro Forma Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$1,258	$—	$—		$1,258
Advertising revenue	42	—	—		42
Equipment revenue	35	—	—		35
Other revenue	40	—	3	(h)	43
Total Sirius XM revenue	1,375	—	3		1,378
Pandora:
Subscriber revenue	—	104	—		104
Advertising revenue	—	215	—		215
Total Pandora revenue	—	319	—		319
Total consolidated revenue	1,375	319	3		1,697
Cost of services
Sirius XM:
Revenue share and royalties	310	—	—		310
Programming and content	101	—	—		101
Customer service and billing	94	—	—		94
Transmission	22	—	—		22
Cost of equipment	7	—	—		7
Total Sirius XM cost of services	534	—	—		534
Pandora:
Revenue share and royalties	—	222	—		222
Programming and content	—	2	—		2
Customer service and billing	—	20	—		20
Transmission	—	12	—		12
Total Pandora cost of services	—	256	—		256
Total consolidated cost of services	534	256	—		790
Subscriber acquisition costs	123	—	—		123
Sales and marketing	107	99	—		206
Engineering, design and development	31	31	—		62
General and administrative	85	44	—		129
Depreciation and amortization	72	14	27	(i)	113
Total operating expenses	952	444	27		1,423
Income from operations	423	(125)	(24)		274
Other income (expense):
Interest expense	(90)	(7)	—		(97)
Loss on extinguishment of debt	—	(2)	—		(2)
Other income	36	2	—		38
Total other expense	(54)	(7)	—		(61)
Income before income taxes	369	(132)	(24)		213
Income tax expense	(80)	—	39	(j)	(41)
Net income	$289	$(132)	$15		$172

(g)	Represents Pandora’s results for the period January 1, 2018 through March 31, 2018.

(h)	This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the XM Merger.

(i)
This adjustment includes the impact of the additional amortization associated with the acquired intangible assets recorded as part of the Pandora Acquisition that are subject to amortization, partially offset by normal depreciation associated with assets revalued in purchase accounting.

(j)	This adjustment to income taxes was calculated by applying Sirius XM's statutory tax rate at March 31, 2018 to the pro forma adjustments of $(24) and Pandora's loss before income tax of $(132).

Key Financial and Operating Performance Metrics
In this section, we present certain financial performance measures some of which are presented as Non-GAAP items, which include free cash flow and adjusted EBITDA. We also present certain operating performance measures. Our adjusted EBITDA excludes the impact of share-based payment expense and certain purchase price accounting adjustments related to the merger of Sirius and XM (the "XM Merger") and the Pandora Acquisition.  Additionally, when applicable, our adjusted EBITDA metric excludes the effect of significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial and operating performance measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. See the accompanying glossary on pages 53 through 56 for more details and for the reconciliation to the most directly comparable GAAP measure (where applicable).
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
Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 53 through 56) for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in Sirius XM's subscriber count or subscriber-based operating metrics.

Set forth below are our subscriber balances as of March 31, 2019 compared to March 31, 2018.

	As of March 31,		2019 vs 2018 Change
(subscribers in thousands)	2019	2018 (1)	Amount	%
Sirius XM
Self-pay subscribers	29,046	27,720	1,326	5%
Paid promotional subscribers	5,125	5,347	(222)	(4)%
Ending subscribers (2)	34,171	33,066	1,105	3%
Traffic users	8,849	7,753	1,096	14%
Sirius XM Canada subscribers	2,658	2,627	31	1%

Pandora
Active users - all services	66,035	72,286	(6,251)	(9)%
Self-pay subscribers	6,160	5,626	534	9%
Paid promotional subscribers	736	—	736	nm
Ending subscribers	6,896	5,626	1,270	23%

(1)	Includes Pandora's results as of March 31, 2018.

(2)	Amounts may not sum as a result of rounding.
The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,		2019 vs 2018 Change
(subscribers in thousands)	2019 (1)	2018 (2)	Amount	%
Sirius XM
Self-pay subscribers	131	206	(75)	(36)%
Paid promotional subscribers	1	124	(123)	(99)%
Net additions	132	330	(198)	(60)%
Weighted average number of subscribers	34,015	32,828	1,187	4%
Average self-pay monthly churn	1.8%	1.8%	—	—%
ARPU (3)	$13.52	$12.95	$0.57	4%
SAC, per installation	$24.05	$28.18	$(4.13)	(15)%

Pandora
Self-pay subscribers	246	148	98	66%
Paid promotional subscribers	(20)	—	(20)	nm
Net additions (4)	227	148	79	53%
Weighted average number of subscribers	6,709	5,524	1,185	21%
ARPU	$6.70	$6.30	$0.40	6%
Ad supported listener hours (in billions)	3.42	3.85	(0.43)	(11)%
Advertising revenue per thousand listener hours (RPM)	$62.60	$55.52	$7.08	13%
Licensing costs per thousand listener hours (LPM)	$36.64	$36.35	$0.29	1%
Licensing costs per paid subscriber (LPU)	$3.97	$4.65	$(0.68)	(15)%

Total Company
Adjusted EBITDA	$567	$447	$120	27%
Free cash flow	$300	$327	$(27)	(8)%
nm - not meaningful

(1)	Includes Pandora's results for the three month period, inclusive of pre-acquisition results for the period January 1, 2019 through January 31, 2019.

(2)	Includes Pandora's pre-acquisition results for the period January 1, 2018 through March 31, 2018.

(3)	ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $36 and $25 for the three months ended March 31, 2019 and 2018, respectively.

(4)	Amounts may not sum as a result of rounding.

Sirius XM
Subscribers. At March 31, 2019, Sirius XM had approximately 34,171 subscribers, an increase of 1,105, or 3%, from the approximately 33,066 as of March 31, 2018. The increase in total subscribers was primarily due to growth in our self-pay subscriber base from original and subsequent owner trial conversions as well as subscriber win back programs.
For the three months ended March 31, 2019 and 2018, net additions were 132 and 330, respectively. Growth from paid promotional subscribers decreased due to declines in shipments and trial starts from automakers offering paid promotional subscriptions. Self-pay net additions decreased primarily due to increases in vehicle related deactivations.
Traffic Users. We offer services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems. At March 31, 2019, Sirius XM had approximately 8,849 traffic users, an increase of 1,100 users, or 14%, from the approximately 7,753 traffic users as of March 31, 2018.
Sirius XM Canada Subscribers. At March 31, 2019, Sirius XM Canada had approximately 2,658 subscribers, an increase of 31 Sirius XM Canada subscribers, or 1%, from the approximately 2,627 Sirius XM Canada subscribers as of March 31, 2018.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 53 through 56 for more details.)
For the three months ended March 31, 2019 and 2018, our average self-pay monthly churn rate was 1.8%.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 53 through 56 for more details.)
For the three months ended March 31, 2019 and 2018, subscriber ARPU - Sirius XM was $13.52 and $12.95, respectively. The increase was driven by increases in certain of our subscription rates, including the U. S. Music Royalty Fee, and higher advertising revenue.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 53 through 56 for more details.)
For the three months ended March 31, 2019 and 2018, SAC, per installation, was $24.05 and $28.18, respectively. The decrease was driven by our transition to a new generation of chipsets and reductions to OEM hardware subsidy rates.
Pandora
Active Users. At March 31, 2019, Pandora had approximately 66,035 users, a decrease of 6,251 users, or 9%, from the approximately 72,302 users as of March 31, 2018. The decrease in active users was driven by growth in ad-supported listener churn as users searched for on-demand alternatives as well as higher churn resulting from an increase in ads broadcast per hour.
Subscribers. At March 31, 2019, Pandora had approximately 6,896 subscribers, an increase of 1,270, or 23%, from the approximately 5,626 as of March 31, 2018. The increase in total subscribers was primarily due to an increase in paid promotional subscribers and a decrease in subscriber churn of Pandora Premium and Pandora Plus.
For the three months ended March 31, 2019 and 2018, net additions were 227 and 148, respectively. Net additions increased driven by growth in both our Pandora Premium and Pandora Plus services.
ARPU is defined as average monthly revenue per paid subscriber on our Pandora subscription services. (See the accompanying glossary on pages 53 through 56 for more details.)
For the three months ended March 31, 2019 and 2018, subscriber ARPU - Pandora was $6.70 and $6.30, respectively. The increase in subscription ARPU was primarily due to an increase in Pandora Premium subscribers. Pandora Premium launched in the second quarter of 2017 at a higher price point than Pandora Plus.

Ad supported listener hours are a key indicator of the growth of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-radio content offerings in the definition of listener hours.
For the three months ended March 31, 2019 and 2018, ad supported listener hours were 3,420 and 3,850, respectively. The decline in ad supported listener hours was primarily driven by growth in ad-supported listener churn as users search for on-demand alternatives as well as higher churn resulting from an increase in ads broadcast per hour.
RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended March 31, 2019 and 2018, RPM was $62.60 and $55.52, respectively. The increase was due to an increase in the average price per ad due to new advertising products resulting in improved monetization and partially due to a decrease in listener hours.
LPM is tracked for our non-subscription, ad-supported service across all Pandora delivery platforms. The content acquisition costs included in our ad LPM calculations are based on the rates set by our license agreements with record labels, performing rights organizations and music publishers or the applicable rates set by the Copyright Royalty Board if we have not entered into a license agreement with the copyright owner of a particular sound recording.
For the three months ended March 31, 2019 and 2018, LPM was $36.64 and $36.35, respectively. The increase was due to the decline in the listener hours.
LPU is defined as average monthly licensing costs per paid subscriber on our Pandora subscription services. We track LPU because it is a key measure of our ability to manage costs for our subscription services.
For the three months ended March 31, 2019 and 2018, LPU was $3.97 and $4.65, respectively. The decrease was due to lower minimum guarantees associated with our direct license agreements with major and independent labels, distributors, PROs and publishers.
Total Company
Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization adjusted for pro forma information which is inclusive of the predecessor periods (Pandora's results for the period January 1, 2019 through January 31, 2019 and January 1, 2018 through March 31, 2018.).  Adjusted EBITDA excludes the impact of other income, loss on extinguishment of debt, other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense, loss on disposal of assets, and legal settlements and reserves related to the historical use of sound recordings (if applicable). (See the accompanying glossary on pages 53 through 56 for a reconciliation to GAAP and for more details.)
For the three months ended March 31, 2019 and 2018, adjusted EBITDA was $567 and $447, respectively, an increase of 27%, or $120. The increase was due to growth in Sirius XM subscriber revenue from higher U.S. Music Royalty Fee and self-pay subscription revenue due to a higher music royalty rate, a 4% increase in the daily weighted average number of subscribers and an increase in subscriber revenue generated from our connected vehicle services, and Pandora subscriber revenue growth from increase in the number of subscribers and an increase in the average price per paid subscriber due to the growth of Plus and Pandora subscribers; partially offset by higher revenue share and royalty costs driven by growth in our revenue and royalty rates.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying glossary on pages 53 through 56 for a reconciliation to GAAP and for more details.)
For the three months ended March 31, 2019 and 2018, free cash flow was $300 and $327, respectively, a decrease of $27, or 8%.  The decrease was driven lower cash from operating activities due to the inclusion of Pandora, partially offset by the timing of vendor payments and lower satellite construction spend.

Liquidity and Capital Resources
Cash Flows for the three months ended March 31, 2019 compared with the three months ended March 31, 2018
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Three Months Ended March 31,
	2019	2018	2019 vs 2018
Net cash provided by operating activities	$396	$415	$(19)
Net cash provided by (used in) investing activities	284	(85)	369
Net cash used in financing activities	(672)	(320)	(352)
Net increase in cash, cash equivalents and restricted cash	8	10	(2)
Cash, cash equivalents and restricted cash at beginning of period	65	79	(14)
Cash, cash equivalents and restricted cash at end of period	$73	$89	$(16)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $19 to $396 for the three months ended March 31, 2019 from $415 for the three months ended March 31, 2018.
Our largest source of cash provided by operating activities is cash generated by subscription and subscription-related revenues.  We also generate cash from the sale of advertising on Pandora, advertising on Sirius XM certain non-music channels and the sale of satellite radios, components and accessories.  Our primary uses of cash from operating activities include revenue share and royalty payments to distributors, programming and content providers, and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to vendors to service, maintain and acquire listeners and subscribers, general corporate expenditures, and compensation and related costs.
Cash Flows Provided by (Used in) Investing Activities
Cash flows provided by investing activities in the three months ended March 31, 2019 were primarily due to cash received from the Pandora Acquisition and from the sale of short-term investments, partially offset by additional spending primarily for capitalized software and hardware, and to construct replacement satellites. Cash flows used in investing activities in the three months ended March 31, 2018 were primarily due to additional spending primarily for capitalized software and hardware, and to construct replacement satellites. We spent $39 and $36 on capitalized software and hardware as well as $26 and $36 to construct replacement satellites during the three months ended March 31, 2019 and 2018, respectively.
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
Cash flows used in financing activities in the three months ended March 31, 2019 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $576, the repurchase for $154 of Pandora's 1.75% Convertible Senior Notes due 2020, the payment of cash dividends of $57, and payment of $33 for taxes paid in lieu of shares issued for share-based compensation, partially offset by net borrowings under the Credit Facility of $143. Cash flows used in financing activities in the three months ended March 31, 2018 were primarily due to the purchase and retirement for $309 of shares of our common stock under our repurchase program, the payment of cash dividends of $49 and payment of $23 for taxes paid in lieu of shares issued for share-based compensation, partially offset by net borrowings of $65 under the Credit Facility.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of March 31, 2019, $582 was outstanding under our Credit Facility. As the amount available for future borrowing is reduced by $1 related to letters of credit issued for the benefit of Pandora, $1,167 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund stock repurchases, future dividend payments and strategic opportunities.
Our ability to meet our debt and other obligations depends on our future operating performance and on economic, financial, competitive and other factors. We continually review our operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained.
We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our business plans or strategy may include: the acquisition of unique or compelling programming; the development and introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions and investments, including acquisitions and investments that are not directly related to our existing business.
We may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Capital Return Program
As of March 31, 2019, our board of directors had authorized for repurchase an aggregate of $14,000 of our common stock.  As of March 31, 2019, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,784 shares for $11,278, and $2,722 remained available for additional repurchases under our existing stock repurchase program authorization.
Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in accelerated stock repurchase transactions and transactions with Liberty Media and its affiliates. We intend to fund the additional repurchases through a combination of cash on hand, cash generated by operations and future borrowings.
On April 23, 2019, our board of directors declared a quarterly dividend in the amount of $0.0121 per share of common stock payable on May 31, 2019 to stockholders of record as of the close of business on May 10, 2019. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.0484 per share of common stock.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's Convertible Notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of March 31, 2019, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 12 to our unaudited consolidated financial statements in Part I, Item I, of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 15 to our unaudited consolidated financial statements in Part I, Item I, of this Quarterly Report on Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments,” refer to Note 15 to our unaudited consolidated financial statements in Part I, Item I, of this Quarterly Report on Form 10-Q.
Related Party Transactions
For a discussion of “Related Party Transactions,” refer to Note 11 to our unaudited consolidated financial statements in Part II, Item 8, of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates
For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates since December 31, 2018.
Glossary
Active users - the number of distinct registered users on the Pandora services, including subscribers, that have consumed content within the trailing 30 days to the end of the final calendar month of the period. The number of active users on the Pandora services may overstate the number of unique individuals who actively use our Pandora service, as one individual may use multiple accounts. To become a registered user on the Pandora services, a person must sign-up using an email address or phone number, or access our service using a device with a unique identifier, which we use to create an account for our service. Prior to the second quarter of 2018, Pandora defined active users as the number of distinct registered users, including subscribers, that have requested audio from our Pandora servers during the trailing 30 days to the end of the final calendar month of the period.
Average self-pay monthly churn - the monthly average of self-pay deactivations for the period divided by the average number of self-pay subscribers for the period.
Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other income as well as certain other charges discussed below. Adjusted EBITDA is a Non-GAAP financial measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the XM Merger and the Pandora Acquisition, (ii) predecessor net income adjusted for certain expenses, including depreciation and amortization, other income (loss), and share-based payment expense for January 2019 and the three months ended March 31, 2018, (iii) share-based payment expense and (iv) other significant operating expense (income) that do not relate to the on-going performance of our business. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. As a result of large capital investments in our satellite radio system, our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of the legal settlements and reserves, acquisition related costs, loss on extinguishment of debt and loss on disposal of assets, to the extent they occur during the period, is useful as they are significant expenses not incurred as part of our normal operations for the period.

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statements of comprehensive income of certain expenses, including share-based payment expense and certain purchase price accounting for the XM Merger and the Pandora Acquisition. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure.  Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net income as disclosed in our unaudited consolidated statements of comprehensive income. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income to the adjusted EBITDA is calculated as follows:

	For the Three Months Ended March 31,
	2019	2018
Net income:	$162	$289
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	25	—
Acquisition and other related costs (1)	76	—
Share-based payment expense	49	34
Depreciation and amortization	107	72
Interest expense	90	90
Loss on extinguishment of debt	1	—
Other (income) expense	(1)	(36)
Income tax expense	81	80
Purchase price accounting adjustments:
Revenues	2	3
Operating expenses	(1)	—
Pro forma adjustment (2)	(24)	(85)
Adjusted EBITDA	$567	$447
(1)     Acquisition and other related costs include $21 of share-based compensation expense.

(2)
Pro forma adjustment for the three months ended March 31, 2019 includes Pandora's January 2019 Net income of $(44) plus Depreciation and amortization of $6, Share-based payment expense of $11, Acquisition and other related costs of $1, and Interest expense of $2 offset by Other income of $1, plus purchase price accounting impacts of $1. Pro forma adjustment for three months ended March 31, 2018 includes Pandora's Net income for the three months ended March 31, 2018 of $(132) plus Depreciation and amortization of $14, Share-based payment expense of $26, Loss on extinguishment of debt of $2, and Interest expense of $7 offset by Other income of $2.

Free cash flow - is derived from cash flow provided by operating activities, net of additions to property and equipment and purchases of other investments. Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We exclude from free cash flow certain items that do not relate to the on-going performance of our business, such as cash flows for acquisitions, strategic and short-term investments, and net loan activity with related parties and other equity investees. We believe free cash flow is an indicator of the long-term financial stability of our business.  Free cash flow, which is reconciled to “Net cash provided by operating activities,” is a Non-GAAP financial measure.  This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding Restricted and other investment activity from “Net cash provided by operating activities” from the unaudited consolidated statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies.  Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies. Free cash flow is calculated as follows:

	For the Three Months Ended March 31,
	2019	2018
Cash Flow information
Net cash provided by operating activities	$396	$415
Net cash provided by (used in) investing activities	$284	$(85)
Net cash used in financing activities	$(672)	$(320)
Free Cash Flow
Net cash provided by operating activities	$396	$415
Additions to property and equipment	(90)	(81)
Purchases of other investments	(6)	(7)
Free cash flow	$300	$327
ARPU - Sirius XM ARPU is derived from total earned subscriber revenue (excluding revenue associated with our connected vehicle services), advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Pandora ARPU is defined as average monthly subscriber revenue per paid subscriber on our Pandora subscription services.

Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended March 31,
	2019	2018
Subscriber acquisition costs, excluding connected vehicle services	$108	$123
Less: margin from sales of radios and accessories, excluding connected vehicle services	(34)	(27)
	$74	$96
Installations	3,077	3,380
SAC, per installation (a)	$24.05	$28.18

(a)	Amounts may not recalculate as a result of rounding.
Ad supported listener hours - is based on the total bytes served over our advertising supported platforms for each track that is requested and served from our Pandora servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. For non-music content such as podcasts, episodes are divided into approximately track-length parts, which are treated as tracks. To the extent that third-party measurements of advertising hours are not calculated using a similar server-based approach, the third-party measurements may differ from our measurements.
RPM - is calculated by dividing advertising revenue, excluding AdsWizz and other off-platform revenue, by the number of thousands of listener hours on our Pandora advertising-based service.
LPM - is calculated by dividing advertising licensing costs by the number of thousands of listener hours on our Pandora advertising-based service.
LPU - is calculated by dividing subscriber licensing costs by the number of paid subscribers on our Pandora subscription services.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of March 31, 2019, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. As of March 31, 2019, we also held the following material investment:

•
In connection with the recapitalization of Sirius XM Canada, on May 25, 2017, we loaned Sirius XM Canada $131 million. The loan is denominated in Canadian dollars and is subject to changes in foreign currency. It is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of March 31, 2019 was $128.0 million and approximates its fair value as of such date. Had the Canadian to U.S. dollar exchange rate been 10% lower as of March 31, 2019, the value of this loan would have been approximately $13 million lower.

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

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting
We acquired Pandora in February 2019. As a result of the acquisition, we are reviewing the internal controls of Pandora and are making appropriate changes as deemed necessary. Except for the changes in internal control at Pandora, there has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following a mediation, in January 2019, we entered into a memorandum of understanding to settle this purported class action suit. The settlement is expected to resolve the claims of consumers for the period October 2013 through January 2019. As part of the settlement, we will agree to pay $25 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid. The settlement also contemplates that we will provide three months of service to our All Access subscription package for those members of the class that elect to receive it, in lieu of cash, at no cost to those class members and who are not active subscribers at the time of the distribution. The availability of this three-month service option will not diminish the $25 million common fund. As part of the settlement, we also expects to implement change relating to our “Do-Not-Call” practices and telemarketing programs. Settlement of this matter is subject to execution of a definitive settlement agreement between the parties and, among other things, approval by the Court.

Pre-1972 Sound Recording Litigation. On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora in the federal district court for the Central District of California. The complaint alleges misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972. On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which following denial of Pandora’s motion was appealed to the Ninth Circuit Court of Appeals. The district court litigation is currently stayed pending the Ninth Circuit’s decision. In March 2019, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court has accepted certification, briefing in the case is complete, but the Court has not yet scheduled oral argument.

In September and October 2015, Arthur and Barbara Sheridan filed separate class action suits against Pandora in the federal district courts for the Northern District of California and the District of New Jersey. The complaints allege a variety of violations of common law and state copyright statutes, common law misappropriation, unfair competition, conversion, unjust enrichment and violation of rights of publicity arising from allegations that Pandora owes royalties for the public performance of sound recordings recorded prior to February 15, 1972. The actions in California and New Jersey are currently stayed pending the Ninth Circuit's decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

In September 2016, Ponderosa Twins Plus One and others filed a class action suit against Pandora alleging claims similar to those asserted in Flo & Eddie, Inc. v. Pandora Media Inc. The action is currently stayed in the Northern District of California pending the Ninth Circuit’s decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

We believe we have substantial defenses to the claims asserted in these actions, and we intend to defend these actions vigorously.

Other Matters.  In the ordinary course of business, we are a defendant in various other lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; owners of patents, trademarks, copyrights or other intellectual property and certain contingencies related to Pandora.  None of these other matters, in our opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS
We completed our acquisition of Pandora on February 1, 2019. In connection with our acquisition of Pandora, we are amending and restating the risk factors that appear in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018 to give effect to such acquisition.

We face substantial competition and that competition is likely to increase over time.

We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and perception of content quality, ease of use, price, accessibility, brand awareness, reputation and, in the case of our ad-supported Pandora service, perception of ad load. Our ability to attract and retain subscribers and listeners depends on our success in creating and providing popular or unique programming. A summary of certain services that compete with us is contained in the section entitled “Item 1. Business - Competition” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Our subscribers and listeners can obtain similar content for free through terrestrial radio stations, YouTube and other internet services. We also compete for the time and attention of our listeners with providers of other in-home and mobile entertainment services, and we compete for advertising sales with large scale online advertising platforms, such as Amazon, Facebook and Google, and with traditional media companies.

Our streaming services also compete for listeners on the basis of the presence and visibility of our apps, which are distributed via the largest app stores operated by Apple and Google. We face significant competition for listeners from these companies, which also promote their own music and content. In addition, our competitors’ products may be pre-loaded or integrated into consumer electronics products or automobiles, creating a visibility advantage. If we are unable to compete successfully for listeners against other media providers, our listener hours and subscribers may decline and our business may suffer. Additionally, the operator of an app store may reject our app or amend the terms of their license in a way that inhibits our ability to distribute our apps, negatively affects our business, or limits our ability to increase subscribers and listeners.

Competition could result in lower subscription, advertising or other revenue and an increase in our expenses and, consequently, lower our earnings and free cash flow.  We cannot assure you we will be able to compete successfully with our existing or future competitors or that competition will not have an adverse impact on our operations and financial condition.

If our efforts to attract and retain subscribers and listeners, or convert listeners into subscribers, are not successful, our business will be adversely affected.

Our business will be adversely affected if we are unable to attract new subscribers and listeners and retain our current subscribers and listeners consistent with our past performance.

Our ability to increase the number of subscribers and listeners to our services, retain our subscribers and listeners or convert listeners into subscribers, is uncertain and subject to many factors, including:

•	the price of our service;

•	the effectiveness of our marketing programs;

•	with respect to our Sirius XM service, the sale or lease rate of new vehicles in the United States;

•	the rate at which our self-pay subscribers to our Sirius XM service buy and sell new and used vehicles in the United States;

•	our ability to convince owners and lessees of new and used vehicles that include satellite radios to purchase subscriptions to our Sirius XM service;

•	the perceived value of our programming and the packages and services we offer;

•	our ability to introduce features in a manner that is favorably received by our listeners and subscribers;

•	our ability to respond to evolving consumer tastes; and

•	actions by our competitors, such as Apple, Google, Amazon, Facebook and other audio entertainment and information providers.

Growing our ad-supported listener base is an important element of our Pandora business. Increases in our ad-supported listener base increase the size of demographic groups targeted by advertisers, which improves our ability to deliver advertising in a manner that maximizes advertisers' return on investment and, ultimately, demonstrates the effectiveness of our advertising solutions. If we fail to grow our listener base and listener hours, particularly in key demographic groups, such as young adults, we may be unable to grow advertising revenue, and our business will be adversely affected.

We engage in extensive marketing efforts and the continued effectiveness of those efforts are an important part of our business.

We engage in extensive marketing efforts across a broad range of media to attract and retain subscribers and listeners to our services. We employ a wide variety of communications tools as part of our marketing campaigns, including telemarketing efforts and email solicitations. The effectiveness of our marketing efforts is affected by a broad range of factors, including creative and execution factors. Our ability to reach consumers with radio and television advertising, direct mail materials, email solicitations and telephone calls is an important part of our efforts and a significant factor in the effectiveness of our marketing. If we are unable to reach consumers through email solicitations or telemarketing, including as a result of “spam” and email filters or call blocking technologies, our marketing efforts will be adversely affected. A decline in the effectiveness of our marketing efforts could have an adverse impact on our operations and financial condition.

A substantial number of our subscribers periodically cancel their subscriptions and we cannot predict how successful we will be at retaining customers.

As part of our business, we experience, and expect to experience in the future, subscriber turnover (i.e., churn). If we are unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, our financial performance and operating results could be adversely affected.

We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to our Sirius XM service. A substantial portion of our Sirius XM subscribers are on discounted pricing plans and our ability to retain these subscribers or migrate them to higher priced plans is uncertain. A substantial number of those subscribers periodically cancel their subscriptions when offered a subscription at a higher price.

Our ability to profitably attract and retain subscribers as our marketing efforts reach more price-sensitive consumers is uncertain.

Our efforts to acquire subscribers purchasing or leasing used vehicles may attract Sirius XM subscribers of more limited economic means. For example, consumers purchasing or leasing used vehicles may be more price sensitive than consumers purchasing or leasing new vehicles, may convert from trial subscribers to self-paying subscribers at a lower rate, and may cancel their subscriptions more frequently than consumers purchasing or leasing new vehicles. Some of our marketing efforts may also attract more price sensitive subscribers; and our efforts to increase the penetration of satellite radios in new, lower-priced vehicle lines may result in the growth of more economy-minded subscribers. In addition, over time the changing demographics of our subscriber base, such as the expected increase in “Millennial generation customers,” may increase the number of subscribers accustomed to consuming entertainment through ad-supported products. Each of these factors may harm our revenue or require additional spending on marketing efforts to demonstrate the value of our service.

Our failure to convince advertisers of the benefits of our ad-supported service could harm our business.

We derive substantial revenue on our Pandora service from the sale of advertising. Our ability to attract and retain advertisers, and ultimately to sell our advertising inventory, depends on a number of factors, including:

•	increasing the number of listener hours, particularly within high-value demographics;

•	keeping pace with changes in technology and our competitors, some of whom have significant influence over the distribution of our app;

•
competing effectively for advertising with other dominant online services, such as Google and Facebook, as well as other marketing and media outlets, some of which provide services to us that we depend upon to fulfill the advertising we sell;

•	successfully competing for local radio advertising;

•	demonstrating the value of advertisements to reach targeted audiences, including the value of mobile digital advertising;

•
ensuring that new ad formats and ad product offerings are attractive to advertisers and that inventory management decisions (such as changes to ad load, frequency, prominence and quality of ads that we serve listeners) do not have a negative impact on listener hours;

•	continuing to develop and diversify our advertising platform, which currently includes delivery of display, audio and video advertising products through multiple delivery channels; and

•	adapting to technologies designed to block the display of our ads.

Our agreements with advertisers are generally short-term and may be terminated at any time by the advertiser. Advertisers may leave us for competing alternatives at any time. Failure to demonstrate to advertisers the value of our Pandora service would result in reduced spending by, or loss of, advertisers, which would harm our revenue and business.

If we are unable to maintain revenue growth from our advertising products, particularly in mobile advertising, our results of operations will be adversely affected.

The substantial majority of the total listening to our Pandora service occurs on mobile devices, and we expect that mobile listening will continue to be a substantial majority of our total usage for the foreseeable future. We are engaged in efforts to continue to convince advertisers of the capabilities and value of mobile digital advertising and to direct an increasing portion of their advertising spend to our ad-supported Pandora service.

We are continuing to build our sales capability to penetrate local advertising markets, which places us in competition with terrestrial radio. We may not be able to capture an increasing share of local and audio advertising revenue, which may have an adverse impact on future revenue and income.

We continue to work on initiatives that could increase our number of listener hours on mobile and other connected devices, including efforts to expand the reach of our Pandora service by making it available on a variety of devices, such as devices connected to or installed in automobiles. In order to effectively monetize such increased listener hours, we must, among other things, convince advertisers to migrate spending to nascent advertising markets, penetrate local advertising markets and develop compelling ad product solutions. We may not be able to effectively monetize inventory generated by listeners using mobile and connected devices, or do so in a time frame that supports our business plans.

If we fail to accurately predict and play music, comedy or other content that our listeners enjoy, we may fail to retain existing and attract new listeners.

A key differentiating factor between our Pandora service and other music content providers is our ability to predict music that our listeners will enjoy. The effectiveness of our personalized playlist generating system depends, in part, on our ability to gather and effectively analyze large amounts of listener data and feedback. We have no assurance that we will continue to be successful in enticing listeners to our Pandora service to give a thumbs-up or thumbs-down to enough songs to effectively predict and select new and existing songs. In addition, our ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional tracks that will appeal to our listeners’ diverse and changing tastes. Many of our competitors currently have larger music and content catalogs than we offer and they may be more effective in providing their listeners with an appealing listener experience.

We also provide comedy and podcast content on our Pandora service, and we also try to predict what our listeners will enjoy using technology similar to the technology that we use to generate personalized playlists for music. The risks that apply to predicting our listeners’ musical tastes apply to comedy, podcasts and other content to an even greater extent, particularly since we lack experience with content other than music, do not yet have as large a data set on listener preferences for comedy, podcasts and other content, and have a smaller catalog as compared to music.

Our ability to predict and select music, comedy, podcasts and other content that our listeners enjoy is important to the perceived value of our Pandora service to consumers and the failure to make accurate predictions would adversely affect our ability to attract and retain subscribers and listeners, increase listener hours and sell advertising.

If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer.

The nature of our business involves the receipt and storage of personal information about our subscribers and listeners including, in many cases, credit and debit card information. We have a program in place to detect and respond to data security incidents. However, the techniques used to gain unauthorized access to data systems are constantly evolving and may be difficult to detect for long periods of time. We may be unable to anticipate or prevent unauthorized access to data pertaining to our customers, including credit card and debit card information and other personally identifiable information. Our services, which are supported by our own systems and those of third-party vendors, are vulnerable to computer malware and attacks, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information.

If we fail to protect the security of personal information about our customers or if an actual or perceived breach of security occurs on our systems or a vendor’s systems, we could be exposed to costly government enforcement actions and private litigation and our reputation could suffer. We may also be required to expend significant resources to address these problems, including notification under various data privacy regulations, and our reputation and operating results could suffer. In addition, our subscribers and listeners, as well as potential customers, could lose confidence in our ability to protect their personal information, which could cause them to discontinue use of our services. This loss of confidence would also harm our efforts to attract and retain advertisers, and unauthorized access to our programming would potentially create additional royalty expense with no corresponding revenue. Such events could adversely affect our results of operations.

In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our employees, contractors or other agents. We may not be able to effectively control the unauthorized actions of third parties who may have access to the data we collect.

We expect to integrate the Pandora service with apps provided by third parties. We may not be able to control such third parties’ use of listeners’ data, ensure their compliance with the terms of our privacy policies, or prevent unauthorized access to, or use or disclosure of, information, any of which could expose us to potential liability and negative publicity and could cause our listeners and advertisers to discontinue use of our services.

Interruption or failure of our information technology and communications systems could impair the delivery of our service and harm our business.

We rely on systems housed at our own premises and at those of third party vendors to enable subscribers and listeners to access our Pandora and Sirius XM services in a dependable and efficient manner. Any degradation in the quality, or any failure, of our systems could reduce our revenues, cause us to lose customers and damage our brands.  Although we have implemented practices designed to maintain the availability of the information technology systems we rely on and mitigate the harm of any unplanned interruptions, we cannot anticipate all eventualities. We occasionally experience unplanned outages or technical difficulties. We could also experience loss of data or processing capabilities, which could cause us to lose customers and could harm our reputation and operating results.

We rely on internal systems and external systems maintained by manufacturers, distributors and service providers to take, fulfill and handle customer service requests and host certain online activities. Any interruption or failure of our internal or external systems could prevent us from servicing customers or cause data to be unintentionally disclosed. Our services have experienced and we expect them to continue to experience periodic service interruptions and delays involving our own systems and those of our third-party vendors.

Our data centers and our information technology and communications systems are vulnerable to damage or interruption from natural disasters, malicious attacks, fire, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. The occurrence of any of these events could result in interruptions in our services and unauthorized access to, or alteration of, the content and data contained on our systems and that these third party vendors store and deliver on our behalf.

Damage or interruption to our data centers and information technology and communications centers could expose us to data loss or manipulation, disruption of service, monetary and reputational damages, competitive disadvantage and significant increases in compliance costs and costs to improve the security and resiliency of our computer systems. The compromise of personal, confidential or proprietary information could also subject us to legal liability or regulatory action under evolving cybersecurity, data protection and privacy laws and regulations enacted by the U.S. federal and state governments or other foreign jurisdictions or by various regulatory organizations. As a result, our ability to conduct our business and our results of operations might be adversely affected.

Privacy and data security laws and regulations may impose legal liabilities and may hinder our ability to sell advertising.

We collect and use demographic and other information, including location information, from and about our listeners and artists as they interact with our services through the internet. Further, we and third parties use tracking technologies, including “cookies” and related technologies, to help us manage and track our listeners’ interactions with our services and deliver relevant advertising. Third parties may, either without our knowledge or consent, or in violation of contractual prohibitions, obtain, transmit or utilize our listeners’ or artists’ personally identifiable information, or data associated with particular users, devices or artists.

Various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the collection, use, retention, sharing and security of the data we receive. Privacy groups and government authorities have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to increase. Alleged violations of laws and regulations relating to privacy and data may expose us to potential liability, may require us to expend significant resources in responding to and defending such allegations and claims and could in the future result in negative publicity and a loss of confidence in us by our subscribers, listeners and advertisers.

Existing privacy-related laws and regulations, and new privacy-related regulations, such as the European General Data Protection Regulation and the California Consumer Privacy Act, are evolving and subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies as well as foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy and data security-related matters. New laws, amendments to or re-interpretations of existing laws and contractual obligations, as well as changes in our listeners’ expectations and demands regarding privacy and data security, may limit our ability to collect, use and disclose listener data. Restrictions on our ability to collect, access and harness listener data, or to use or disclose listener data or profiles that we develop using such data, could limit our ability to deliver personalized content to our listeners and offer targeted advertising opportunities to our advertising customers, each of which are important to the success of our business. Increased regulation of data utilization and distribution practices could increase our cost of operation or otherwise adversely affect our business.

Consumer protection laws and our failure to comply with them could damage our business.

Federal and state consumer protection laws, rules and regulations cover nearly all aspects of our marketing efforts, including the content of our advertising, the terms of consumer offers and the manner in which we communicate with consumers. The nature of our business requires us to expend significant resources to try to ensure that our marketing activities comply with consumer protection laws, including laws relating to telemarketing activities and privacy.  There can be no assurance that these efforts will be successful or that we will not have to expend even greater resources in our compliance efforts.

Modifications to consumer protection laws, including decisions by courts and administrative agencies interpreting these laws, could have an adverse impact on our ability to attract and retain subscribers and listeners to our services.  There can be no assurance that new laws or regulations will not be enacted or adopted, preexisting laws or regulations will not be more strictly enforced or that our operations will comply with all applicable laws, which could have an adverse impact on our operations and financial condition.

We rely on third parties for the operation of our business, and the failure of third parties to perform could adversely affect our business.

Our business depends, in part, on various third parties, including:

•	manufacturers that build and distribute satellite radios;

•	companies that manufacture and sell integrated circuits for satellite radios;

•	third-party software that we incorporate in and include with our apps and service;

•	programming providers, including agreements with owners of various copyrights in music, and on-air talent;

•	vendors that operate our call centers;

•	vendors that have designed or built, and vendors that support or operate, other important elements of our systems, including our satellites;

•	Apple, who distributes our apps through its App Store and who we rely on to collect fees and approve the terms of our consumer offers; and

•
Google, who distributes our apps through its App Store, who we rely on to collect fees and approve the terms of our consumer offers, and who plays an important role in the fulfillment of the ads we sell on our Pandora platform.

If one or more of these third parties do not perform in a satisfactory or timely manner, including complying with our standards and practices relating to business integrity, personnel and cybersecurity, our business could be adversely affected. For example, Space Systems/Loral (which is now the space solutions group of Maxar) has announced that it is restructuring its business and will no longer focus on manufacturing large geostationary communications satellites. The company is currently building two satellites for our Sirius XM service (our SXM-7 and SXM-8 satellites). Maxar’s new business focus could adversely affect the delivery schedules of these satellites and the on-going technical support for our existing in-orbit satellites.

The operation of our apps and service offerings could be impaired if errors occur in the third party software that we use. It is difficult for us to correct any defects in third party software because the development and maintenance of the software is not within our control. There can be no assurance that any third party licensors will continue to make their software available to us on acceptable terms, invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or remain in business. Failure of these third party licensors could harm our Internet services.

In addition, a number of third parties on which we depend have experienced, and may in the future experience, financial difficulties or file for bankruptcy protection. Such third parties may not be able to perform their obligations to us in a timely manner, if at all, as a result of their financial condition or may be relieved of their obligations to us as part of seeking bankruptcy protection.

Our business depends in part upon the auto industry.

A substantial portion of the subscription growth for our satellite radio service has come from purchasers and lessees of new and used automobiles in the United States, and we expect this to be an important source of subscribers for our satellite radio service in the future.

We have agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period. Our business could be adversely affected if automakers do not continue to include our Sirius XM service in their products.

Automotive production and sales are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by automakers decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, subscriber growth for our satellite radio service may be adversely impacted.

Sales of used vehicles represent a significant source of new subscribers for our satellite radio service. We have agreements with auto dealers and companies operating in the used vehicle market to provide us with data on sales of used satellite radio enabled vehicles. The continuing availability of this data is important to our future growth, and the loss of such data may harm our revenue and business.

Our Pandora business depends in part upon consumer electronics manufacturers.

A key element of our strategy to expand the reach of our Pandora service and increase the number of its subscribers and listeners is to establish and maintain relationships with automakers and consumer electronics manufacturers that integrate the service into and with their products. Our business could be adversely affected if automakers and consumer electronics manufacturers do not continue to provide access to our service or are unwilling to do so on terms acceptable to us.

The market for music rights is changing and is subject to significant uncertainties.

We must maintain music programming royalty arrangements with, and pay license fees to, owners of rights in musical works in order to operate our Sirius XM service. Traditionally, BMI, ASCAP and SESAC have negotiated for these copyright users, collected royalties and distributed them to songwriters and music publishers. These traditional arrangements are changing. The fracturing of the traditional system for licensing rights in musical works may have significant consequences to our business, including increasing licensing costs and reducing the availability of certain pieces for use on our services.

Under the United States Copyright Act, we also must pay royalties to copyright owners of sound recordings for the performance of such sound recordings on our Sirius XM service. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board. Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the Copyright Royalty Board’s December 2017 decision governing sound recording royalties for satellite radio, we are required to pay a royalty based on our gross revenues associated with our satellite radio service, subject to certain exclusions, of 15.5% per year for each of the next nine years. This is a substantial increase over the royalty rate of 11% of our gross revenues associated with our satellite radio service that we paid in 2017.

Our ability to offer interactive features in our Pandora services depends upon maintaining licenses with copyright owners.

Pandora has direct license agreements with dozens of sound recording copyright owners and with thousands of musical work copyright owners. These agreements grant us the right to operate Pandora Premium, and add interactive features, such as replays, additional skips and offline play, to Pandora’s ad-supported service and to Pandora Plus.

These direct licenses are complex and require significant on-going efforts to operationalize. We may not be in compliance with the terms of these licenses, which could result in the loss of some or all of these licenses and some or all of the rights they convey. Similarly, many of these licenses provide that if the licensor loses rights in a portion of the content licensed under the agreement, that content may be removed from the license going-forward.

If Pandora fails to maintain any of these direct licenses, or if rights to certain music were no longer available under these licenses, then we may have to remove the affected music from Pandora’s services, or discontinue certain interactive features for such music, and it might become commercially impractical for us to operate Pandora Premium. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.

Several of these direct licenses also include provisions related to the terms of those agreements relative to other content licensing arrangements, which are commonly referred to as “most favored nations” clauses. If we breach those provisions it could, among other things, cause our payments under those agreements to escalate substantially or the counterparty could terminate our agreement. In addition, many record labels, publishers and performing rights organizations have the right to audit our royalty payments, and audits could result in disputes over whether we have paid the proper amounts. If such a dispute were to occur, we could be required to pay additional amounts, audit fees and interest or penalties, and the amounts involved could adversely affect our business, financial condition and results of operations.

There is no guarantee that these direct licenses will be renewed in the future or that such licenses will be available on the economic terms associated with the current licenses. If we are unable to secure and maintain direct licenses for the rights to provide music on our Pandora services on terms similar to those under our current direct licenses, our content costs could rise and adversely affect our business, financial condition and results of operations.

The rates we must pay for “mechanical rights” to use musical works on our Pandora service have increased substantially and these new rates may adversely affect our business.

Pandora has direct licenses with thousands of music publishers. Those licenses provide that the royalty rate for “reproduction rights” or “mechanical rights”, which are required to offer the interactive features of our Pandora Plus and Pandora Premium services, are determined by the rate formula set by the Copyright Royalty Board for the compulsory license made available by Section 115 of the Copyright Act. These royalty rates also apply to Pandora’s use of musical works for which we do not have a direct license with the copyright owners.

The Copyright Royalty Board has issued a new rate formula for the period from January 1, 2018 through December 31, 2022. The rate that we pay to music publishers and songwriters for the mechanical rights and performance rights needed in connection with interactive streaming will increase annually between 2018 and 2022. Certain per-subscriber minimums also apply depending on the type of service. Unless our appeal of this decision is successful, Pandora’s royalty costs will significantly increase compared to prior rates, which could harm our financial condition and hinder our ability to provide interactive features in our services, or may cause one or more of our subscription services to not be commercially viable.

Our use of pre-1972 sound recordings on our Pandora service could result in additional costs.

Federal copyright protection previously did not apply to sound recordings created prior to February 15, 1972. The protection of such recordings was instead governed by a patchwork of state statutory and common laws. Copyright owners of pre-1972 sound recordings have brought litigation against Pandora in a number of states, alleging violations of state statutory and common laws arising from the reproduction and public performance of pre-1972 sound recordings. A number of class action suits brought by various plaintiffs remain pending against Pandora.

If Pandora is found liable for the violation of the exclusive rights of any pre-1972 sound recording copyright owners, then we could be subject to liability, the amount of which could be significant. With the passage of the Music Modernization Act in October 2018, Pandora may be able to extinguish these class actions by making payments for use of pre-1972 recordings during the three years prior to the enactment date, and such amount may also be significant.

Failure of our satellites would significantly damage our business.

The lives of the satellites required to operate our Sirius XM service vary depending on a number of factors, including:

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

In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on our in-orbit satellites have failed, and from time to time we have experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and we cannot predict if any of these possible future events will have a material adverse effect on our operations or the life of our existing in-orbit satellites. In addition, our Sirius network of terrestrial repeaters communicates with a single third party satellite. Our XM network of terrestrial repeaters communicates with a single XM satellite. If the satellites communicating with the applicable repeater network fail unexpectedly, the services would be disrupted for several hours or longer.

Any material failure of our satellites could cause us to lose customers for our Sirius XM service and could materially harm our reputation and our operating results. We hold no in-orbit insurance for our existing in-orbit satellites.  Additional information regarding our fleet of satellites is contained in the section entitled “Item 1. Business - Satellites, Terrestrial Repeaters and Other Satellite Facilities” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Our Sirius XM service may experience harmful interference from new wireless operations.

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

Noncompliance by us with these requirements or other conditions or with other applicable FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. There is no guarantee that Congress will not modify the statutory framework governing our services, or that the FCC will not modify its rules and regulations in a manner that would have an adverse impact on our operations.

Economic conditions, including advertising budgets and discretionary spending, may adversely affect our business and operating results.

Our business is affected by general economic conditions, including their impact on advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and reductions in spending by advertisers could have an adverse impact on our business.

The purchase of a Sirius XM or Pandora subscription may be considered discretionary. To the extent that general economic conditions reduce consumer spending on discretionary activities, our ability to attract and retain subscribers could be hindered, which could reduce our subscription revenue and negatively impact our business, including subscriber churn and conversion rates for our subscription services.

If we are unable to attract and retain qualified personnel, our business could be harmed.

We believe that our success depends on our ability to attract and retain qualified management, sales, technical and other personnel. All of our employees, including our executive officers, are free to terminate their employment relationship with us at any time, and their knowledge of our business may be difficult to replace.

Qualified individuals are in high demand, particularly in the media and technology industries in New York and in the San Francisco Bay Area, where we have substantial operations, and we may incur significant costs to attract and retain employees. If we are unable to attract and retain our key employees, we may not be able to achieve our objectives, and our business could be harmed.

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

The acquisition of Pandora involves the combination of two entities which have operated as independent companies. We are devoting significant management attention and resources to integrate the businesses and operations of Pandora. We may encounter difficulties in the integration process, including:

•
the inability to successfully combine our business and the business of Pandora in a manner that permits us to economically offer cross-promotion opportunities, audio packages that integrate our content and programming with Pandora’s services and achieve other benefits anticipated to result from the acquisition, in the time frame currently anticipated or at all;

•	the complexities associated with integrating personnel from the two companies and of combining two companies with different histories, cultures and customer bases;

•	harm to our brands and reputation;

•	potential unknown liabilities and unforeseen increased expenses associated with the acquisition; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention in connection with integrating the companies’ operations.

It is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition.

We may from time to time modify our business plan, and these changes could adversely affect us and our financial condition.

We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material. These changes in our plans or strategy may include: the acquisition or termination of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and investments in, and/or acquisitions of, other businesses, including acquisitions that are not directly related to our business.

We have a significant amount of indebtedness, and our debt contains certain covenants that restrict our operations.

As of March 31, 2019, we had an aggregate principal amount of approximately $7.28 billion of indebtedness outstanding, $582.0 million of which was outstanding under a $1.75 billion Senior Secured Revolving Credit Facility.

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

Our facilities could be damaged by natural catastrophes or terrorist activities.

An earthquake, hurricane, tornado, flood, terrorist attack or other catastrophic event could damage our data centers, studios, terrestrial repeater networks or satellite uplink facilities, interrupt our services and harm our business. We also have significant operations in the San Francisco Bay Area, a region known for seismic activity.

Any damage to the satellites that transmit to our terrestrial repeater networks would likely result in degradation of the affected service for some Sirius XM subscribers and could result in complete loss of Sirius XM satellite service in certain or all areas.  Damage to our satellite uplink facilities could result in a complete loss of our Sirius XM satellite service until we could transfer operations to suitable back-up facilities.

The unfavorable outcome of pending or future litigation could have an adverse impact on our operations and financial condition.

We are parties to several legal proceedings arising out of various aspects of our business, including class actions arising out of our marketing practices. The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have an adverse impact on our financial condition.

Failure to protect our intellectual property or actions by third parties to enforce their intellectual property rights could substantially harm our business and operating results.

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

Other parties may have patents or pending patent applications, which will later mature into patents or inventions that may block or put limits on our ability to operate our system or license our technologies. We may have to resort to litigation to enforce our rights under license agreements or to determine the scope and validity of other parties’ proprietary rights in the subject matter of those licenses. This may be expensive and we may not succeed in any such litigation.

Third parties may assert claims or bring suit against us for patent, trademark or copyright infringement, or for other infringement or misappropriation of intellectual property rights. Any such litigation could be costly, divert our efforts from our business, subject us to significant liabilities to third parties, require us to seek licenses from third parties, block our ability to operate our services or license our technology, or otherwise adversely affect our ability to successfully develop and market our services.

Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code subject to those licenses.

We may incorporate in some products software licensed under “open source” licenses. Open source licenses often require that the source code be made available to the public and that any modifications or derivative works to the open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. In the event that portions of our proprietary technology are determined to be subject to an open source license, we may be required to publicly release portions of our source code, be forced to re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could adversely affect our ability to sustain and grow our business.

Rapid technological and industry changes and new entrants could adversely impact our services.

The audio entertainment industry is characterized by rapid technological change, frequent product innovations, changes in customer requirements and expectations, evolving standards and new entrants offering products and services. If we are unable to keep pace with these changes, our business may not succeed. Products using new technologies could make our services less competitive in the marketplace.

Existing or future laws and regulations could harm our business.

We are subject to many laws, including federal, state, local and foreign laws.  These laws and regulations include user privacy, behavioral advertising, data collection and protection, automatic renewal of agreements, credit card processing procedures, pricing, fraud, electronic waste, mobile and electronic device communications, broadband internet access, content restrictions, quality of products and services, taxation, advertising, intellectual property rights and information security.  The expansion of these laws, both in terms of their number and their applicability, could harm our business.

We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing privacy, taxation and consumer protection apply to internet-based businesses, such as Pandora. Moreover, as internet commerce continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. The adoption of any laws or regulations that adversely affect the internet, including laws limiting internet neutrality, could decrease listener demand for our service and increase our cost of doing business.

We may be exposed to liabilities that other entertainment service providers would not customarily be subject to.

We design, establish specifications, source or specify parts and components, and manage various aspects of the logistics of the production of satellite radios and our apps. As a result of these activities, we may be exposed to liabilities associated with the design, manufacture and distribution of radios that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.

Our business and prospects depend on the strength of our brands.

Maintaining and enhancing our brands is an important part of our strategy to expand our base of subscribers, listeners and advertisers. Our brands may be impaired by a number of factors, including service outages, data privacy and security issues and exploitation of our trademarks by others without permission. Our ability to maintain and enhance our brands also depends in part on our ability to continue to develop and provide an innovative and high-quality entertainment experience, which we may not do successfully.

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

We currently pay a quarterly cash dividend to holders of our common stock, although we have no obligation to do so, and our dividend policy may change at any time without notice to our stockholders. The declaration and payment of dividends is at the discretion of our board of directors in accordance with applicable law after considering various factors, including our financial condition, operating results, current and anticipated cash needs, limitations imposed by our indebtedness, legal requirements and other factors that our board of directors deems relevant.

Our principal stockholder has significant influence, including over actions requiring stockholder approval, and its interests may differ from the interests of other holders of our common stock.

As of March 31, 2019, Liberty Media beneficially owned approximately 68% of Holdings’ common stock and has the ability to influence our affairs, policies and operations.  Two Liberty Media executives and one other member of the board of directors of Liberty Media are members of our board of directors.  Our board of directors currently has thirteen members. Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of Holdings’ board of directors.  Our board of directors is responsible for, among other things, the appointment of executive management, future issuances of common stock or other securities, the payment of dividends, if any, the incurrence of debt, and the approval of various transactions.

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
As of March 31, 2019, our board of directors had authorized for repurchase an aggregate of $14.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of March 31, 2019, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2.8 billion shares for $11.3 billion, and $2.7 billion remained available under our stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2019 - January 31, 2019	—	$—	—	$3,325,748,492
February 1, 2019 - February 28, 2019	45,000,000	$5.98	45,000,000	$3,056,801,242
March 1, 2019 - March 31, 2019	56,277,689	$5.95	56,277,689	$2,721,787,777
Total	101,277,689	$5.96	101,277,689

(a)	These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

4.1
First Supplemental Indenture, dated as of January 25, 2019, relating to the 1.75% Convertible Senior Notes due 2020, between Pandora Media, Inc. and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on January 28, 2019 (File No. 001-34295)).

4.2
First Supplemental Indenture, dated as of January 31, 2019, relating to the 1.75% Convertible Senior Notes due 2023, between Pandora Media, Inc. and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on January 31, 2019 (File No. 001-34295)).

4.3	2020 Notes Supplemental Indenture (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on February 1, 2019 (File No. 001-34295)).

4.4	2023 Notes Supplemental Indenture (incorporated by reference to Exhibit 4.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on February 1, 2019 (File No. 001-34295)).

*10.1
Employment Agreement, dated as of March 5, 2019, between Sirius XM Radio Inc. and Jennifer C. Witz (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on March 6, 2019 (File No. 001-34295)).

*10.2
Employment Agreement, dated March 5, 2019, between Sirius XM Radio Inc. and Stephen R. Cook (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on March 6, 2019 (File No. 001-34295)).

*10.3
Employment Agreement, dated March 5, 2019, between Sirius XM Radio Inc. and Joseph A. Verbrugge (incorporated by reference to Exhibit 10.3 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on March 6, 2019 (File No. 001-34295)).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2019 and 2018; (ii) Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2019 and 2018 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2019 and 2018; and (v) Notes to Consolidated Financial Statements (Unaudited).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of April 2019.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)