Form 10-Q
period 2019-06-30
SIRIUS XM HOLDINGS INC.
filed 2019-07-30
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________
COMMISSION FILE NUMBER 001-34295

SIRIUS XM HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3916511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1290 Avenue of the Americas, 11th Floor, New York, NY
(Address of Principal Executive Offices)
10104
(Zip Code)
Registrant’s telephone number, including area code: (212) 584-5100
Former name, former address and former fiscal year, if changed since last report: Not Applicable

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, $0.001 par value	SIRI	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 26, 2019)
Common stock, $0.001 PAR VALUE	4,449,815,890	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Revenue:
Subscriber revenue	$1,537	$1,304	$2,995	$2,562
Advertising revenue	358	47	567	89
Equipment revenue	41	37	82	72
Other revenue	41	44	77	84
Total revenue	1,977	1,432	3,721	2,807
Operating expenses:
Cost of services:
Revenue share and royalties	600	404	1,092	714
Programming and content	116	106	222	207
Customer service and billing	120	95	233	189
Transmission	40	24	71	46
Cost of equipment	6	8	12	15
Subscriber acquisition costs	104	120	212	243
Sales and marketing	232	119	415	226
Engineering, design and development	74	27	128	58
General and administrative	120	92	255	177
Depreciation and amortization	119	75	226	147
Acquisition and other related costs	7	—	83	—
Total operating expenses	1,538	1,070	2,949	2,022
Income from operations	439	362	772	785
Other (expense) income:
Interest expense	(97)	(86)	(187)	(176)
Loss on extinguishment of debt	—	—	(1)	—
Other (expense) income	(3)	88	(2)	124
Total other (expense) income	(100)	2	(190)	(52)
Income before income taxes	339	364	582	733
Income tax expense	(76)	(71)	(157)	(151)
Net income	$263	$293	$425	$582
Foreign currency translation adjustment, net of tax	7	(9)	14	(18)
Total comprehensive income	$270	$284	$439	$564
Net income per common share:
Basic	$0.06	$0.07	$0.09	$0.13
Diluted	$0.06	$0.06	$0.09	$0.13
Weighted average common shares outstanding:
Basic	4,568	4,482	4,569	4,487
Diluted	4,675	4,589	4,677	4,589
Dividends declared per common share	$0.0121	$0.0110	$0.0242	$0.0220

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$215	$54
Receivables, net	628	233
Inventory, net	17	22
Related party current assets	11	11
Prepaid expenses and other current assets	211	158
Total current assets	1,082	478
Property and equipment, net	1,583	1,513
Intangible assets, net	3,543	2,501
Goodwill	3,852	2,290
Related party long-term assets	456	960
Deferred tax assets	218	293
Operating lease right-of-use assets	442	—
Other long-term assets	140	138
Total assets	$11,316	$8,173
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,102	$736
Accrued interest	134	128
Current portion of deferred revenue	1,974	1,932
Current maturities of debt	3	3
Operating lease current liabilities	47	—
Related party current liabilities	4	4
Total current liabilities	3,264	2,803
Long-term deferred revenue	140	149
Long-term debt	7,843	6,885
Related party long-term liabilities	2	4
Deferred tax liabilities	48	47
Operating lease liabilities	418	—
Other long-term liabilities	90	102
Total liabilities	11,805	9,990
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 4,497 and 4,346 shares issued; 4,492 and 4,346 outstanding at June 30, 2019 and December 31, 2018, respectively	4	4
Accumulated other comprehensive income (loss), net of tax	8	(6)
Additional paid-in capital	1,159	242
Treasury stock, at cost; 5 and 0 shares of common stock at June 30, 2019 and December 31, 2018, respectively	(28)	—
Accumulated deficit	(1,632)	(2,057)
Total stockholders’ equity (deficit)	(489)	(1,817)
Total liabilities and stockholders’ equity (deficit)	$11,316	$8,173

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Six Months Ended June 30, 2019
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2018	4,346	$4	$(6)	$242	—	$—	$(2,057)	$(1,817)
Comprehensive income, net of tax	—	—	14	—	—	—	425	439
Share-based payment expense	—	—	—	134	—	—	—	134
Exercise of options and vesting of restricted stock units	13	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(47)	—	—	—	(47)
Cash dividends paid on common stock, $0.0242 per share	—	—	—	(113)	—	—	—	(113)
Issuance of common stock as part of Pandora Acquisition	392	1	—	2,354	—	—	—	2,355
Equity component of convertible note	—	—	—	62	—	—	—	62
Common stock repurchased	—	—	—	—	259	(1,502)	—	(1,502)
Common stock retired	(254)	(1)	—	(1,473)	(254)	1,474	—	—
Balance at June 30, 2019	4,497	$4	$8	$1,159	5	$(28)	$(1,632)	$(489)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended June 30, 2019
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at March 31, 2019	4,650	$5	$1	$2,071	5	$(28)	$(1,895)	$154
Comprehensive income, net of tax	—	—	7	—	—	—	263	270
Share-based payment expense	—	—	—	60	—	—	—	60
Exercise of options and vesting of restricted stock units	5	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(13)	—	—	—	(13)
Cash dividends paid on common stock, $0.0121 per share	—	—	—	(56)	—	—	—	(56)
Equity component of convertible note	—	—	—	(6)	—	—	—	(6)
Common stock repurchased	—	—	—	—	158	(898)	—	(898)
Common stock retired	(158)	(1)	—	(897)	(158)	898	—	—
Balance at June 30, 2019	4,497	$4	$8	$1,159	5	$(28)	$(1,632)	$(489)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Six Months Ended June 30, 2018
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2017	4,531	$4	$19	$1,713	3	$(17)	$(3,243)	$(1,524)
Cumulative effect of change in accounting principles	—	—	4	—	—	—	14	18
Comprehensive income, net of tax	—	—	(18)	—	—	—	582	564
Share-based payment expense	—	—	—	58	—	—	—	58
Exercise of options and vesting of restricted stock units	14	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(71)	—	—	—	(71)
Cash dividends paid on common stock, $0.0220 per share	—	—	—	(99)	—	—	—	(99)
Common stock repurchased	—	—	—	—	56	(317)	—	(317)
Common stock retired	(59)	—	—	(334)	(59)	334	—	—
Balance at June 30, 2018	4,486	$4	$5	$1,267	—	$—	$(2,647)	$(1,371)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended June 30, 2018
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at March 31, 2018	4,481	$4	$14	$1,360	—	$(3)	$(2,940)	$(1,565)
Cumulative effect of change in accounting principles	—	—	—	—	—	—	—	—
Comprehensive income, net of tax	—	—	(9)	—	—	—	293	284
Share-based payment expense	—	—	—	29	—	—	—	29
Exercise of options and vesting of restricted stock units	9	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(47)	—	—	—	(47)
Cash dividends paid on common stock, $0.0110 per share	—	—	—	(50)	—	—	—	(50)
Common stock repurchased	—	—	—	—	4	(22)	—	(22)
Common stock retired	(4)	—	—	(25)	(4)	25	—	—
Balance at June 30, 2018	4,486	$4	$5	$1,267	—	$—	$(2,647)	$(1,371)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$425	$582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226	147
Non-cash interest expense, net of amortization of premium	7	5
Provision for doubtful accounts	27	24
Amortization of deferred income related to equity method investment	(1)	(1)
Loss on extinguishment of debt	1	—
Loss on unconsolidated entity investments, net	10	—
Gain on fair value instrument	—	(118)
Dividend received from unconsolidated entity investment	1	1
Share-based payment expense	127	70
Deferred income taxes	146	134
Changes in operating assets and liabilities:
Receivables	(69)	(29)
Inventory	6	1
Related party, net	(1)	(2)
Prepaid expenses and other current assets	(20)	—
Other long-term assets	4	8
Operating lease right-of-use assets	2	—
Accounts payable and accrued expenses	36	88
Accrued interest	6	(9)
Deferred revenue	(4)	85
Operating lease liabilities	7	—
Other long-term liabilities	5	8
Net cash provided by operating activities	941	994
Cash flows from investing activities:
Additions to property and equipment	(160)	(174)
Purchases of other investments	(7)	(7)
Cash received from Pandora Acquisition	313	—
Sale of short-term investments	72	—
Investments in related parties and other equity investees	(9)	(6)
Repayment from related party	—	3
Net cash provided by (used in) investing activities	209	(184)
Cash flows from financing activities:
Proceeds from exercise of stock options	1	—
Taxes paid from net share settlements for stock-based compensation	(47)	(71)
Revolving credit facility, net of deferred financing costs	(439)	(303)
Proceeds from long-term borrowings, net of costs	1,236	—
Proceeds from sale of capped call security	3	—
Principal payments of long-term borrowings	(156)	(8)
Common stock repurchased and retired	(1,474)	(334)
Dividends paid	(113)	(99)
Net cash used in financing activities	(989)	(815)
Net decrease in cash, cash equivalents and restricted cash	161	(5)
Cash, cash equivalents and restricted cash at beginning of period	65	79
Cash, cash equivalents and restricted cash at end of period(1)	$226	$74

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2019	2018
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$171	$179
Income taxes paid	$5	$6
Non-cash investing and financing activities:
Treasury stock not yet settled	$(28)	$17
Fair value of shares issued related to acquisition of a business	$2,355	$—
Accumulated other comprehensive income (loss), net of tax	$14	$(18)

(1)
The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$215	$54	$63	$69
Restricted cash included in Other long-term assets	11	11	11	10
Total cash, cash equivalents and restricted cash at end of period	$226	$65	$74	$79

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

Sirius XM
Our Sirius XM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis. The Sirius XM service is distributed through our two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and our website. Our Sirius XM service is also available through our user interface, which we call “360L,” that combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience. The primary source of revenue from our Sirius XM business is generated from subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our satellite radios and accessories, and other ancillary services.  As of June 30, 2019, our Sirius XM business had approximately 34.3 million subscribers.
In addition to our audio entertainment businesses, we provide connected vehicle services to several automakers and directly to consumers through aftermarket devices. These services are designed to enhance the safety, security and driving experience of consumers. We also offer a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-time weather services designed for improving situational awareness in vehicles, boats and planes.
Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. ("Sirius XM Canada"). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices in the home.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium.  As of June 30, 2019, Pandora had approximately 7.0 million subscribers. The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service. In addition, as a result of the May 2018 acquisition of AdsWizz Inc. by Pandora, we provide a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers. As of June 30, 2019, our Pandora business had approximately 64.9 million active users.
Liberty Media
As of June 30, 2019, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 70% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

Basis of Presentation
The accompanying unaudited consolidated financial statements of Holdings have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. Certain numbers in our prior period consolidated financial statements and footnotes have been reclassified or consolidated to conform to our current period presentation. Music Royalty Fee revenue was reported as Other revenue in our June 30, 2018 Quarterly Report on Form 10-Q. This revenue was reclassified to Subscriber revenue to conform with the current period presentation.

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As Reported	Reclassification	Current Report	As Reported	Reclassification	Current Report
Subscriber revenue	$1,139	$165	$1,304	$2,256	$306	$2,562
Advertising revenue	47	—	47	89	—	89
Equipment revenue	37	—	37	72	—	72
Other revenue	209	(165)	44	390	(306)	84
Total revenue	$1,432	$—	$1,432	$2,807	$—	$2,807

In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 18.
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
The table below shows the value of the consideration paid in connection with the Pandora Acquisition:

Total
Pandora common stock outstanding	272
Exchange ratio	1.44
Common stock issued	392
Price per share of Holdings common stock	$5.83
Value of common stock issued to Pandora stockholders	$2,285
Value of replacement equity awards attributable to pre-combination service	$70
Consideration of common stock and replacement equity awards for pre-combination service	$2,355
Sirius XM’s Pandora preferred stock investment (related party fair value instrument) canceled	$524
Total consideration for transactions	$2,879
Value attributed to par at $0.001 par value	$1
Balance to capital in excess of par value	$2,354

The table below summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Acquired Assets:
Cash and cash equivalents	$313
Receivables, net	353
Prepaid expenses and other current assets	109
Property and equipment	65
Intangible assets	1,107
Goodwill	1,562
Deferred tax assets	75
Operating lease right-of-use assets	96
Long term assets	7
Total assets	$3,687

Assumed Liabilities:
Accounts payable and accrued expenses	$306
Deferred revenue	37
Operating lease current liabilities	27
Current maturities of debt	151
Long-term debt (a)	218
Operating lease liabilities	62
Other long-term liabilities	7
Total liabilities	$808
Total consideration	$2,879

(a)
In order to present the assets acquired and liabilities assumed, the conversion feature associated with the convertible notes for $62 has been included within Long-term debt in the table above and included within Additional paid-in-capital within our unaudited statement of stockholders' equity (deficit). Refer to Note 12 for additional information.

The Pandora Acquisition was accounted for using the acquisition method of accounting. The initial purchase price allocation is preliminary and is subject to revision as permitted by ASC 805, Business Combinations. The primary areas of the purchase price allocation that are not yet finalized are related to certain current assets, contingencies and tax balances. The excess purchase price over identifiable net tangible and intangible assets of $1,562 has been recorded to Goodwill in our

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

unaudited consolidated balance sheets as of June 30, 2019. A total of $776 has been allocated to identifiable intangible assets subject to amortization and relates to the assessed fair value of the acquired customer relationships and software and technology and is being amortized over the estimated weighted average useful lives of 8 and 5 years, respectively. A total of $331 has been allocated to identifiable indefinite lived intangible assets and relates to the assessed fair value of the acquired trademarks. The fair value assessed for the majority of the remaining assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. Goodwill has been allocated to the Pandora segment. Additionally, in connection with the Pandora Acquisition, we acquired gross net operating loss (“NOL”) carryforwards of approximately $1,199 for federal income tax purposes available to offset future taxable income. The acquired NOL's are limited by Section 382 of the Internal Revenue Code. Those limitations are not expected to impact our ability to fully utilize those NOL's within the carryforward period.
We recognized acquisition related costs of $7 and $83 that were expensed in Acquisition and other related costs in our unaudited consolidated statements of comprehensive income during the three and six months ended June 30, 2019, respectively.
Pro Forma Financial Information
Pandora was consolidated into our financial statements starting on the acquisition date, February 1, 2019. The aggregate revenue and net loss of Pandora consolidated into our financial statements since the date of acquisition was $441 and $56, respectively, for the three months ended June 30, 2019 and $692 and $178 for the six months ended June 30, 2019, respectively. The following pro forma financial information presents our results as if the Pandora Acquisition had occurred on January 1, 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue	$1,979	$1,819	$3,839	$3,516
Net income	$265	$143	$446	$291

These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the acquisition actually occurred on January 1, 2018 and are not indicative of our consolidated results of operations in future periods. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts (with respect to the three months ended June 30, 2019, represents the effect of purchase price accounting as Pandora’s results of operations were fully reflected for the period).

(3)	Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of June 30, 2019 and December 31, 2018, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
Our assets and liabilities measured at fair value were as follows:

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Pandora investment (a)	—	—	—	$—	—	$523	—	$523
Liabilities:
Debt (b)	—	$8,146	—	$8,146	—	$6,633	—	$6,633

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

(b)
The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 12 for information related to the carrying value of our debt as of June 30, 2019 and December 31, 2018.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income of $8 was primarily comprised of the cumulative foreign currency translation adjustments related to our investment in and loan to Sirius XM Canada (refer to Note 11 for additional information). During the three and six months ended June 30, 2019, we recorded foreign currency translation adjustment income of $7 and $14, respectively, net of tax expense of $3 and $5, respectively. During the three and six months ended June 30, 2018, we recorded a foreign currency translation adjustment loss of $9 and $18, respectively, net of a tax benefit of $3 and $6, respectively.
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
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and six months ended June 30, 2019 and 2018.
Common stock equivalents of 88 and 24 for the three months ended June 30, 2019 and 2018, respectively, and 71 and 45 for the six months ended June 30, 2019 and 2018, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive. We issued 392 shares of our common stock in connection with the Pandora Acquisition.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net Income available to common stockholders for basic net income per common share	$263	$293	$425	$582
Effect of interest on assumed conversions of convertible debt, net of tax	2	—	3	—
Net Income available to common stockholders for dilutive net income per common share	$265	$293	$428	$582
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,568	4,482	4,569	4,487
Weighted average impact of assumed convertible notes	29	—	27	—
Weighted average impact of dilutive equity instruments	78	107	81	102
Weighted average shares for diluted net income per common share	4,675	4,589	4,677	4,589
Net income per common share:
Basic	$0.06	$0.07	$0.09	$0.13
Diluted	$0.06	$0.06	$0.09	$0.13

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
Receivables from distributors primarily include billed and unbilled amounts due from automakers for services included in the sale or lease price of vehicles, as well as billed amounts due from wholesale distributors of our satellite radios.  Other receivables primarily include amounts due from manufacturers of our radios, modules and chipsets where we are entitled to subsidies and royalties based on the number of units produced.  We have not established an allowance for doubtful accounts for our receivables from distributors or other receivables as we have historically not experienced any significant collection issues with automakers or other third parties.
Receivables, net, consists of the following:

	June 30, 2019	December 31, 2018
Gross customer accounts receivable	$501	$105
Allowance for doubtful accounts	(13)	(7)
Customer accounts receivable, net	$488	$98
Receivables from distributors	112	107
Other receivables	28	28
Total receivables, net	$628	$233

(6)	Inventory, net
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
Inventory, net, consists of the following:

	June 30, 2019	December 31, 2018
Raw materials	$4	$5
Finished goods	19	23
Allowance for obsolescence	(6)	(6)
Total inventory, net	$17	$22

(7)	Goodwill
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
As of June 30, 2019, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and six months ended June 30, 2019 and 2018.  As of June 30, 2019, the cumulative balance of goodwill impairments recorded since the July 2008 merger between our wholly owned subsidiary, Vernon Merger Corporation, and XM Satellite Radio Holdings Inc. (“XM”), was $4,766, which was recognized during the year ended December 31, 2008.
As a result of the Pandora Acquisition, we recorded additional goodwill of $1,562 during the six months ended June 30, 2019 at our Pandora reporting unit. The goodwill of the acquired company is not deductible for tax purposes. Refer to Note 2 for information on this acquisition.

(8)	Intangible Assets
Our intangible assets include the following:

		June 30, 2019			December 31, 2018
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	251	—	251	251	—	251
Definite life intangible assets:
OEM relationships	15 years	220	(83)	137	220	(76)	144
Licensing agreements	12 years	45	(40)	5	45	(38)	7
Software and technology	7 years	35	(23)	12	35	(20)	15
Due to Pandora Acquisition:
Indefinite life intangible assets:
Trademarks	Indefinite	$331	$—	$331	$—	$—	$—
Definite life intangible assets:
Customer relationships	8 years	403	(22)	381	—	—	—
Software and technology	5 years	373	(31)	342	—	—	—
Total intangible assets		$3,742	$(199)	$3,543	$2,635	$(134)	$2,501

Indefinite Life Intangible Assets
We have identified our FCC licenses and the Pandora and XM trademarks as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use. As part of the Pandora Acquisition, we also identified $331 related to its trademarks, for which the fair value was determined using the relief from royalty method as of the acquisition date.
We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. Each of the FCC licenses authorizes us to use radio spectrum, a reusable resource that does not deplete or exhaust over time.
Our annual impairment assessment of our identifiable indefinite life intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized. As of June 30, 2019, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three and six months ended June 30, 2019 and 2018.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $38 and $6 for the three months ended June 30, 2019 and 2018, respectively, and $65 and $12 for the six months ended June 30, 2019 and 2018, respectively. There were no retirements

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

of definite lived intangible assets during the three and six months ended June 30, 2019. As part of the Pandora Acquisition, $776 was allocated to identifiable intangible assets subject to amortization and related to the assessed fair value of customer relationships and software and technology, which was determined by using the multi-period excess earnings method and the relief from royalty method, respectively, as of the acquisition date.
The expected amortization expense for each of the fiscal years 2019 through 2023 and for periods thereafter is as follows:

Years ending December 31,	Amount
2019 (remaining)	$76
2020	152
2021	146
2022	144
2023	134
Thereafter	225
Total definite life intangible assets, net	$877

(9)	Property and Equipment
Property and equipment, net, consists of the following:

	June 30, 2019	December 31, 2018
Satellite system	$1,587	$1,587
Terrestrial repeater network	99	98
Leasehold improvements	82	58
Broadcast studio equipment	114	111
Capitalized software and hardware	894	824
Satellite telemetry, tracking and control facilities	82	76
Furniture, fixtures, equipment and other	102	97
Land	38	38
Building	63	63
Construction in progress	534	412
Total property and equipment	3,595	3,364
Accumulated depreciation and amortization	(2,012)	(1,851)
Property and equipment, net	$1,583	$1,513

Construction in progress consists of the following:

	June 30, 2019	December 31, 2018
Satellite system	$329	$296
Terrestrial repeater network	6	5
Capitalized software and hardware	152	77
Other	47	34
Construction in progress	$534	$412

Depreciation and amortization expense on property and equipment was $81 and $69 for the three months ended June 30, 2019 and 2018, respectively, and $161 and $135 for the six months ended June 30, 2019 and 2018, respectively.  There were no retirements of property and equipment during the six months ended June 30, 2019 and 2018.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $4 and $3 for the three months ended June 30, 2019 and 2018, respectively, and $8 and $5 for the six months ended June 30, 2019 and 2018, respectively, which related to the construction of our SXM-7 and SXM-8 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $4 and $7 for the three and six months ended June 30, 2019, respectively. We did not capitalize any share-based compensation for the three and six months ended June 30, 2018.
Satellites
As of June 30, 2019, we owned a fleet of five satellites.  The chart below provides certain information on our satellites as of June 30, 2019:

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
We have operating and finance leases for offices, terrestrial repeaters, data centers and certain equipment. Our leases have remaining lease terms of less than 1 year to 18 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. We elected the practical expedient to account for the lease and non-lease components as a single component. Additionally, we elected the practical expedient to not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

The components of lease expense were as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2019	2019
Operating lease cost	$21	$38
Finance lease cost
Amortization of right-of-use assets	2	3
Sublease income	(1)	(2)
Total lease cost	$22	$39
Supplemental cash flow information related to leases was as follows:

For the Six Months Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36
Financing cash flows from finance leases	$2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$36

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$442

Operating lease current liabilities	47
Operating lease liabilities	418
Total operating lease liabilities	$465

June 30, 2019
Finance Leases
Property and equipment, gross	$31
Accumulated depreciation	(23)
Property and equipment, net	$8

Current maturities of debt	$3
Long-term debt	2
Total finance lease liabilities	$5

June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	10 years
Finance leases	2 years

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

June 30, 2019
Weighted Average Discount Rate
Operating leases	5.3%
Finance leases	1.8%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2019 (remaining)	$30	$2
2020	73	2
2021	63	1
2022	60	—
2023	58	—
Thereafter	319	—
Total future minimum lease payments	603	5
Less imputed interest	(138)	—
Total	$465	$5

(11)	Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Sirius XM Canada.

Liberty Media
As of June 30, 2019, Liberty Media beneficially owned, directly and indirectly, approximately 70% of the outstanding shares of our common stock. Liberty Media has two executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

Sirius XM Canada
In 2017, Sirius XM completed a recapitalization of Sirius XM Canada (the “Transaction”), which is now a privately held corporation. Following the Transaction, Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada. The total consideration from Sirius XM to Sirius XM Canada during the year ended December 31, 2017 was $309, which included $130 in cash and we issued 35 shares of our common stock with an aggregate value of $179 to the holders of the shares of Sirius XM Canada acquired in the Transaction. We own 591 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share. Sirius XM also made a loan to Sirius XM Canada in the aggregate amount of $131 in connection with the Transaction. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. During the six months ended June 30, 2019 and 2018, Sirius XM Canada repaid less than $1 and $3 of the principal amount of the loan, respectively.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

Our related party long-term assets balance as of June 30, 2019 and December 31, 2018 included the carrying value of our investment balance in Sirius XM Canada of $325 and $311, respectively, and, as of June 30, 2019 and December 31, 2018, also included $131 and $126, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of less than $1 during each of the three months ended June 30, 2019 and 2018, and less than $1 and $1 during the six months ended June 30, 2019 and 2018, respectively.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income of $24 and $23 for the three months ended June 30, 2019 and 2018, respectively, and $48 and $47 for the six months ended June 30, 2019 and 2018, respectively.

Pandora

The $523 preferred stock investment in Pandora as of December 31, 2018 was canceled in conjunction with the Pandora Acquisition. Refer to Note 2 for information on this acquisition.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

(12)	Debt
Our debt as of June 30, 2019 and December 31, 2018 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at June 30, 2019	June 30, 2019	December 31, 2018
Pandora (b) (c)	December 2015	1.75% Convertible Senior Notes	December 1, 2020	semi-annually on June 1 and December 1	$1	$1	$—
Sirius XM (d)	July 2017	3.875% Senior Notes	August 1, 2022	semi-annually on February 1 and August 1	1,000	994	994
Sirius XM (d)	May 2013	4.625% Senior Notes	May 15, 2023	semi-annually on May 15 and November 15	500	497	497
Pandora (b) (e)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	193	160	—
Sirius XM (d) (h)	May 2014	6.00% Senior Notes	July 15, 2024	semi-annually on January 15 and July 15	1,500	1,490	1,490
Sirius XM (d)	March 2015	5.375% Senior Notes	April 15, 2025	semi-annually on April 15 and October 15	1,000	993	992
Sirius XM (d)	May 2016	5.375% Senior Notes	July 15, 2026	semi-annually on January 15 and July 15	1,000	991	991
Sirius XM (d)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,488	1,487
Sirius XM (d) (g)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,236	—
Sirius XM (f)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 29, 2023	variable fee paid quarterly	1,750	—	439
Sirius XM	Various	Finance leases	Various	n/a	n/a	5	5
Total Debt						7,855	6,895
Less: total current maturities						3	3
Less: total deferred financing costs						9	7
Total long-term debt						$7,843	$6,885

(a)	The carrying value of the obligations is net of any remaining unamortized original issue discount.

(b)	Holdings has unconditionally guaranteed all of the payment obligations of Pandora under these notes.

(c)
We acquired $152 in principal amount of the 1.75% Convertible Senior Notes due 2020 as part of the Pandora Acquisition. On February 14, 2019, Pandora announced a tender offer to repurchase for cash any and all of its outstanding 1.75% Convertible Senior Notes due 2020 at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon to, but not including, the repurchase date. On March 18, 2019, we purchased $151 in aggregate principal amount of the 1.75% Convertible Senior Notes due 2020 that had been validly tendered and not validly withdrawn in the repurchase offer. We recorded a $1 Loss on extinguishment of debt in connection with this transaction. In addition, we unwound a capped call security acquired as part of the Pandora Acquisition in March 2019 for $3.

(d)	All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed these notes.

(e)
We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the Pandora Acquisition. We allocate the principal amount of the 1.75% Convertible Senior Notes due 2023 between the liability and equity components. The value assigned to the debt components of the 1.75% Convertible Senior Notes due 2023 is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the fair value of the debt and this estimated fair value represents the value which has been assigned to the equity component. The equity component is recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the carrying amount of the liability component is recorded as a debt discount and is being amortized to interest expense using the

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

effective interest method through the December 1, 2023 maturity date. The 1.75% Convertible Senior Notes due 2023 were not convertible into common stock and not redeemable as of June 30, 2019. As a result, we have classified the debt as Long-term within our unaudited consolidated balance sheets.

(f)
The Credit Facility expires in June 2023. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of June 30, 2019.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt. Additionally, the amount available for future borrowing under the Credit Facility is reduced by letters of credit issued for the benefit of Pandora, which were $1 as of June 30, 2019.

(g)	On June 7, 2019, Sirius XM issued $1,250 aggregate principal amount of the 5.500% Senior Notes due 2029 with a net original issuance discount and deferred financing costs in the aggregate of $16.

(h)
On June 18, 2019, Sirius XM issued a redemption notice pursuant to the indenture governing the 6.00% Senior Notes due 2024 to redeem all of these 6.00% Notes at a redemption price of 103.00% of the principal amount thereof plus accrued and unpaid interest thereon to, but excluding, the date of the redemption. On July 18, 2019, Sirius XM completed the redemption of the 6.00% Notes. For a discussion of subsequent events related to this debt refer to Note 18.

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
Pandora Convertible Notes
Pandora's 1.75% Convertible Senior Notes due 2020 (the “Pandora 2020 Notes”) and Pandora's 1.75% Convertible Senior Notes due 2023 (the “Pandora 2023 Notes” and, together with the Pandora 2020 Notes, the “Pandora Convertible Notes”) are unsecured, senior obligations of Pandora. Holdings has guaranteed the payment and performance obligations of Pandora under the Pandora Convertible Notes and the indentures governing the Pandora Convertible Notes.
The Pandora 2020 Notes will mature on December 1, 2020, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. Upon consummation of the Pandora Acquisition, the conversion rate applicable to the Pandora 2020 Notes was 87.7032 shares of Holdings’ common stock per $1,000 principal amount of the Pandora 2020 Notes. Pandora has irrevocably elected and determined to settle all conversion obligations from and after February 1, 2019 with respect to the Pandora 2020 Notes solely in cash. During the six months ended June 30, 2019, Pandora purchased $151 in aggregate principal amount of the Pandora 2020 Notes. See footnote (c) to the table above.
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
At June 30, 2019 and December 31, 2018, we were in compliance with our debt covenants.

(13)	Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 4,497 and 4,346 shares of common stock issued and 4,492 and 4,346 shares outstanding on June 30, 2019 and December 31, 2018, respectively. As part of the Pandora Acquisition, we issued 392 shares of our common stock.
As of June 30, 2019, there were 325 shares of common stock reserved for issuance in connection with outstanding stock based awards to be granted to members of our board of directors, employees and third parties.
Quarterly Dividends
During the six months ended June 30, 2019, we declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 29, 2019	$0.0121	February 11, 2019	$57	February 28, 2019
April 23, 2019	$0.0121	May 10, 2019	$56	May 31, 2019

Stock Repurchase Program
As of June 30, 2019, our board of directors had approved for repurchase an aggregate of $14,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2019, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,942 shares for $12,176, and $1,824 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the six months ended:

	June 30, 2019		June 30, 2018
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases (a)	259	$1,502	56	$317

(a)
As of June 30, 2019, $28 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statement of stockholders’ equity (deficit). For a discussion of subsequent events refer to Note 18.

Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of June 30, 2019 and 2018.

(14)	Benefit Plans
We recognized share-based payment expense of $57 and $36 for the three months ended June 30, 2019 and 2018, respectively, and $127 and $70 for the six months ended June 30, 2019 and 2018, respectively. This amount includes $21 of share-based compensation expense recorded in Acquisition and other related costs in our unaudited consolidated statements of comprehensive income during the six months ended June 30, 2019.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of June 30, 2019, 156 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.1%	2.6%	2.5%	2.5%
Expected life of options — years	3.99	3.48	3.36	3.54
Expected stock price volatility	34%	22%	26%	22%
Expected dividend yield	0.9%	0.6%	0.8%	0.7%

The following table summarizes stock option activity under our share-based plans for the six months ended June 30, 2019:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	243	$4.22
Options granted in connection with Pandora Acquisition	7	$3.85
Granted	13	$6.00
Exercised	(8)	$3.16
Forfeited, cancelled or expired	(3)	$5.45
Outstanding as of June 30, 2019	252	$4.32	5.89	$354
Exercisable as of June 30, 2019	151	$3.72	4.88	$284

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

The weighted average grant date fair value per share of stock options granted during the six months ended June 30, 2019 was $1.26.  The total intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $22 and $140, respectively.  During the six months ended June 30, 2019, the number of net settled shares which were issued as a result of stock option exercises was 2.
In connection with the Pandora Acquisition, each option granted by Pandora under its stock incentive plans to purchase shares of Pandora common stock, whether vested or unvested, was assumed and converted into an option to purchase shares of our common stock, with appropriate adjustments (based on the 1.44 exchange ratio) to the exercise price and number of shares of our common stock subject to such option, and has the same vesting schedule and exercise conditions as in effect as of immediately prior to the closing of the Pandora Acquisition; provided, that any Pandora stock option that had an exercise price per share that was equal to or greater than the value, at the closing of the Pandora Acquisition, of our common stock issued as merger consideration in exchange for each share of Pandora common stock, was canceled without payment. We recorded $8 to Goodwill related to pre-acquisition replacement equity awards attributable to pre-combination service.
We recognized share-based payment expense associated with stock options of $15 and $21 for the three months ended June 30, 2019 and 2018, respectively, and $35 and $40 for the six months ended June 30, 2019 and 2018, respectively.
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the six months ended June 30, 2019:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2018	35	$5.50
Units granted in connection with Pandora Acquisition	48	$5.83
Granted	12	$5.84
Vested	(18)	$5.78
Forfeited	(4)	$5.78
Nonvested as of June 30, 2019	73	$5.68

The total intrinsic value of restricted stock units, including PRSUs, vesting during the six months ended June 30, 2019 and 2018 was $102 and $23, respectively. During the six months ended June 30, 2019, the number of net settled shares which were issued as a result of restricted stock units vesting totaled 11. During the six months ended June 30, 2019, we granted 9 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the Pandora Acquisition, each unvested restricted stock unit granted by Pandora under its stock incentive plans was assumed and converted into an unvested restricted stock unit of Holdings, with appropriate adjustments (based on the 1.44 exchange ratio) to the number of shares of our common stock to be received, and has the same vesting schedule and settlement date as in effect as of immediately prior to the closing of the Pandora Acquisition. We recorded $62 to Goodwill related to pre-acquisition replacement equity awards attributable to pre-combination service.
In connection with the cash dividend paid during the six months ended June 30, 2019, we granted less than 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the six months ended June 30, 2019.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $42 and $15 for the three months ended June 30, 2019 and 2018, respectively, and $92 and $30 for the six months ended June 30, 2019 and 2018, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at June 30, 2019 and December 31, 2018 was $406 and $254, respectively.  The total unrecognized compensation costs at June 30, 2019 are expected to be recognized over a weighted-average period of 1.9 years.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

401(k) Savings Plans
Sirius XM Radio Inc. 401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.  We recognized expenses of $2 for both the three months ended June 30, 2019 and 2018, and $4 for both the six months ended June 30, 2019 and 2018, in connection with the Sirius XM Plan.
Pandora Media, LLC 401(k) Profit Sharing Plan and Trust
Pandora sponsors the Pandora Media, LLC 401(k) Profit Sharing Plan and Trust (the “Pandora Plan”) for eligible employees. The Pandora Plan allows eligible employees to voluntarily contribute from 1% to 75% of their pre-tax eligible earnings, subject to certain defined limits. There is no employer matching of employee contributions under the Pandora Plan.
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
Contributions to the DCP, net of withdrawals, for both the three months ended June 30, 2019 and 2018 were less than $1, and were $7 and $7 for six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, the fair value of the investments held in the trust were $31 and $22, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administration expense within our unaudited consolidated statements of comprehensive income.  For the three and six months ended June 30, 2019 and 2018, we recorded an immaterial amount of unrealized gains on investments held in the trust.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

(15)	Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of June 30, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total
Debt obligations	$2	$2	$1	$1,000	$694	$6,250	$7,949
Cash interest payments	171	416	411	411	359	1,044	2,812
Satellite and transmission	70	51	4	2	1	3	131
Programming and content	131	235	133	59	35	130	723
Sales and marketing	26	34	19	14	4	11	108
Satellite incentive payments	5	10	9	9	9	53	95
Operating lease obligations	32	76	60	52	45	171	436
Advertising sales commitments	13	20	15	—	—	—	48
Royalties, minimum guarantees and other	221	212	131	62	17	7	650
Total (1)	$671	$1,056	$783	$1,609	$1,164	$7,669	$12,952

(1)	The table does not include our reserve for uncertain tax positions, which at June 30, 2019 totaled $9.
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
Maxar Technologies (formerly Space Systems/Loral), the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-5, SIRIUS FM-5 and SIRIUS FM-6 meeting their fifteen-year design life, which we expect to occur.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

Advertising Sales Commitments.    We have entered into agreements with third parties that contain minimum advertising sales guarantees and require that we make guaranteed payments. As of June 30, 2019, we had future minimum guarantee commitments of $48, of which $13 will be paid in 2019 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual expense incurred or the cumulative minimum guarantee based on our forecast for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in the agreement, which may be annual or a longer period.
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. Certain of our content agreements also contain minimum guarantees and require that we make upfront minimum guaranteed payments. During the six months ended June 30, 2019, we prepaid $22 in content costs related to minimum guarantees. As of June 30, 2019, we have future fixed minimum guarantee commitments of $147, of which $86 will be paid in 2019 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
Several of our content agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause our payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations (“PROs”) with whom we have entered into direct license agreements have the right to audit our content payments, and any such audit could result in disputes over whether we have paid the proper content costs.
We have also entered into various agreements with third parties for general operating purposes. The cost of our common stock acquired in our capital return program but not paid for as of June 30, 2019 was also included in this category.
In addition to the minimum contractual cash commitments described above, we have entered into other variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions. We also have a surety bond of approximately $45 primarily used as security against non-performance in the normal course of business. We do not have any other significant off-balance sheet financing arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

Telephone Consumer Protection Act Suits. On March 13, 2017, Thomas Buchanan, individually and on behalf of all others similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff in this action alleges that Sirius XM violated the Telephone Consumer

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

Protection Act of 1991 (the “TCPA”) by, among other things, making telephone solicitations to persons on the National Do-Not-Call registry, a database established to allow consumers to exclude themselves from telemarketing calls unless they consent to receive the calls in a signed, written agreement, and making calls to consumers in violation of our internal Do-Not-Call registry. The plaintiff is seeking various forms of relief, including statutory damages of five hundred dollars for each violation of the TCPA or, in the alternative, treble damages of up to fifteen hundred dollars for each knowing and willful violation of the TCPA and a permanent injunction prohibiting us from making, or having made, any calls to land lines that are listed on the National Do-Not-Call registry or our internal Do-Not-Call registry.

Following a mediation, in April 2019, Sirius XM entered into an agreement to settle this purported class action suit. The settlement resolves the claims of consumers for the period October 2013 through January 2019. As part of the settlement, Sirius XM paid $25 into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid. The settlement also contemplates that Sirius XM will provide three months of service to its All Access subscription package for those members of the class that elect to receive it, in lieu of cash, at no cost to those class members and who are not active subscribers at the time of the distribution. The availability of this three-month service option will not diminish the $25 common fund. As part of the settlement, Sirius XM will also implement certain changes relating to its “Do-Not-Call” practices and telemarketing programs. Settlement of this matter is subject to, among other things, final approval by the Court.

Pre-1972 Sound Recording Litigation. On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora in the federal district court for the Central District of California. The complaint alleges a violation of California Civil Code Section 980, unfair competition, misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972 (which we refer to as, "pre-1972 recordings"). On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which following denial of Pandora’s motion was appealed to the Ninth Circuit Court of Appeals. In March 2017, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court accepted certification. In May 2019, the California Supreme Court issued an order dismissing consideration of the certified questions on the basis that, following the enactment of the Orrin G. Hatch-Bob Goodlatte Music Modernization Act, Pub. L. No. 115-264, 132 Stat. 3676 (2018) (the “MMA”), resolution of the questions posed by the Ninth Circuit Court of Appeals was no longer “necessary to . . . settle an important question of law.”

In September and October 2015, Arthur and Barbara Sheridan filed separate class action suits against Pandora in the federal district courts for the Northern District of California and the District of New Jersey. The complaints allege a variety of violations of common law and state copyright statutes, common law misappropriation, unfair competition, conversion, unjust enrichment and violation of rights of publicity arising from allegations that Pandora owes royalties for the public performance of pre-1972 recordings. The Sheridan actions in California and New Jersey are currently stayed pending the Ninth Circuit's decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

In September 2016, Ponderosa Twins Plus One and others filed a class action suit against Pandora alleging claims similar to those asserted in Flo & Eddie, Inc. v. Pandora Media Inc. This action is also currently stayed in the Northern District of California pending the Ninth Circuit’s decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

The MMA grants a newly available federal preemption defense to the claims asserted in the aforementioned lawsuits. In July 2019, Pandora made the required payments and reporting under the MMA for certain of its uses of pre-1972 recordings to avail itself of this federal preemption defense. Based on the federal preemption contained in the MMA (along with other considerations), Pandora has asked the Ninth Circuit to order the dismissal of the Flo & Eddie, Inc. v. Pandora Media, Inc. case. When the stays in the remaining cases-the two Sheridan v. Pandora Media, Inc. cases and the Ponderosa Twins Plus One et al. v. Pandora Media case-are lifted, Pandora expects to file motions to dismiss those actions as well.

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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had less than $1 of intersegment advertising revenue during the three and six months ended June 30, 2019.
Segment revenue and gross profit were as follows during the periods presented:

	For the Three Months Ended June 30, 2019
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$1,402	$135	$1,537
Advertising revenue	52	306	358
Equipment revenue	41	—	41
Other revenue	41	—	41
Total revenue	1,536	441	1,977
Cost of services (a)	(594)	(278)	(872)
Segment gross profit	$942	$163	$1,105

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

Three Months Ended June 30, 2019
Segment Gross Profit	$1,105
Subscriber acquisition costs	(104)
Sales and marketing (a)	(213)
Engineering, design and development (a)	(61)
General and administrative (a)	(105)
Depreciation and amortization	(119)
Share-based payment expense	(57)
Acquisition and other related costs	(7)
Total other (expense) income	(100)
Consolidated income before income taxes	$339

(a)
Share-based payment expense of $10 related to cost of services, $19 related to sales and marketing, $13 related to engineering, design and development and $15 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	For the Six Months Ended June 30, 2019
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$2,772	$223	$2,995
Advertising revenue	98	469	567
Equipment revenue	82	—	82
Other revenue	77	—	77
Total revenue	3,029	692	3,721
Cost of services (b)	(1,163)	(448)	(1,611)
Segment gross profit	$1,866	$244	$2,110

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

Six Months Ended June 30, 2019
Segment Gross Profit	$2,110
Subscriber acquisition costs	(212)
Sales and marketing (b)	(381)
Engineering, design and development (b)	(106)
General and administrative (b)	(224)
Depreciation and amortization	(226)
Share-based payment expense	(106)
Acquisition and other related costs	(83)
Total other (expense) income	(190)
Consolidated income before income taxes	$582

(b)
Share-based payment expense of $19 related to cost of services, $34 related to sales and marketing, $22 related to engineering, design and development and $31 related to general and administrative has been excluded.

A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of June 30, 2019, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and six months ended June 30, 2019.

(17)	Income Taxes
We file a consolidated federal income tax return for all of our wholly owned subsidiaries.  For the three months ended June 30, 2019 and 2018, income tax expense was $76 and $71, respectively, and $157 and $151 for the six months ended June 30, 2019 and 2018, respectively.
Our effective tax rate for the three months ended June 30, 2019 and 2018 was 22.4% and 19.4%, respectively. Our effective tax rate for the six months ended June 30, 2019 and 2018 was 27.0% and 20.6%, respectively. The effective tax rate for the six months ended June 30, 2019 was primarily impacted by the increase to the valuation allowance related to the federal research and development credits that are no longer expected to be realizable. The effective tax rate for the three and six months ended June 30, 2018 was primarily impacted by the recognition of excess tax benefits related to share based compensation. We estimate our effective tax rate for the year ending December 31, 2019 will be approximately 23%.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

As of June 30, 2019 and December 31, 2018, we had a valuation allowance related to deferred tax assets of $88 and $66, respectively, that were not likely to be realized due to certain net operating loss limitations, including tax credits, and acquired net operating losses that were not more likely than not going to be utilized.

(18)	Subsequent Events
Debt Transactions
On July 2, 2019, Sirius XM issued $1,500 in aggregate principal amount of 4.625% Notes due 2024 (the “4.625% Notes”). Interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2020. The 4.625% Notes will mature on July 15, 2024. All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed the 4.625% Notes. The 4.625% Notes have substantially similar covenants and restrictions as Sirius XM’s other outstanding notes. For a description of these covenants and restrictions, refer to Note 12.
On June 18, 2019, Sirius XM issued a redemption notice pursuant to the indenture governing the 6.00% Notes to redeem all of its $1,500 aggregate principal amount of outstanding 6.00% Notes. The 6.00% Notes were redeemed on July 18, 2019 at a redemption price of 103.0% of the principal amount thereof plus accrued and unpaid interest thereon to, but excluding, the date of redemption. This redemption will result in a Loss on extinguishment of debt and credit facilities, net, of approximately $56 in the third quarter of 2019.
Capital Return Program
For the period from July 1, 2019 to July 26, 2019 we repurchased 44 shares of our common stock on the open market for an aggregate purchase price of $264, including fees and commissions.
On July 16, 2019, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0121 per share of common stock payable on August 30, 2019 to stockholders of record as of the close of business on August 9, 2019.

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

Special Note Regarding Forward-Looking Statements
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, including the risk factors described under “Risk Factors” in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Sirius XM
Our Sirius XM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis. The Sirius XM service is distributed through our two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and our website. Our Sirius XM service is also available through our user interface, which we call “360L,” that combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience. The primary source of revenue from our Sirius XM business is generated from subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our satellite radios and accessories, and other ancillary services.  As of June 30, 2019, our Sirius XM business had approximately 34.3 million subscribers.
In addition to our audio entertainment businesses, we provide connected vehicle services to several automakers and directly to consumers through aftermarket devices. These services are designed to enhance the safety, security and driving experience of consumers. We also offer a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-time weather services designed for improving situational awareness in vehicles, boats and planes.
Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. ("Sirius XM Canada"). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices in the home.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. As of June 30, 2019, Pandora had approximately 7.0 million subscribers.  The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service. In addition, as a result of the May 2018 acquisition of AdsWizz Inc. by Pandora, we provide a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers. As of June 30, 2019, our Pandora business had approximately 64.9 million active users.

Liberty Media
As of June 30, 2019, Liberty Media beneficially owned, directly and indirectly, approximately 70% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Presentation
This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, includes our unaudited results compared with the three and six months ended June 30, 2018. The discussion of our results of operations for the three and six months ended June 30, 2019 includes the financial results of Pandora from February 1, 2019, the date of the Pandora Acquisition, while the results of operations for the three and six months ended June 30, 2018 do not include the results of Pandora since that was prior to the Pandora Acquisition. We also include unaudited information on the revenues and costs of services of each of our segments compared with the three and six months ended June 30, 2018. The absence of the Pandora results for January 2019 and from the three and six months ended June 30, 2018 may render the comparison of the unaudited actual results for the three and six months ended June 30, 2019 to the prior period less meaningful.
We have also included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 pro forma unaudited results compared with the three and six months ended June 30, 2018. We also include pro forma unaudited information on the revenues and costs of sales of each of our segments compared with the three and six months ended June 30, 2018. These pro forma results assume that the Pandora Acquisition occurred on January 1, 2018 and eliminate the effect of certain purchase accounting adjustments associated with the Pandora Acquisition.
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

Results of Operations
Unaudited Actual Results
Set forth below are our results of operations for the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018. The inclusion of Pandora's results in the three and six months ended June 30, 2019 (since the date of the Pandora acquisition of February 1, 2019) may render direct comparisons with results for prior periods less meaningful. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

					2019 vs 2018 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
	2019	2018	2019	2018	Amount	%	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,402	$1,304	$2,772	$2,562	$98	8%	$210	8%
Advertising revenue	52	47	98	89	5	11%	9	10%
Equipment revenue	41	37	82	72	4	11%	10	14%
Other revenue	41	44	77	84	(3)	(7)%	(7)	(8)%
Total Sirius XM revenue	1,536	1,432	3,029	2,807	104	7%	222	8%
Pandora:
Subscriber revenue	135	—	223	—	135	nm	223	nm
Advertising revenue	306	—	469	—	306	nm	469	nm
Total Pandora revenue	441	—	692	—	441	nm	692	nm
Total consolidated revenue	1,977	1,432	3,721	2,807	545	38%	914	33%
Cost of services
Sirius XM:
Revenue share and royalties	360	404	707	714	(44)	(11)%	(7)	(1)%
Programming and content	113	106	215	207	7	7%	8	4%
Customer service and billing	99	95	197	189	4	4%	8	4%
Transmission	25	24	50	46	1	4%	4	9%
Cost of equipment	6	8	12	15	(2)	(25)%	(3)	(20)%
Total Sirius XM cost of services	603	637	1,181	1,171	(34)	(5)%	10	1%
Pandora:
Revenue share and royalties	240	—	385	—	240	nm	385	nm
Programming and content	3	—	7	—	3	nm	7	nm
Customer service and billing	21	—	36	—	21	nm	36	nm
Transmission	15	—	21	—	15	nm	21	nm
Total Pandora cost of services	279	—	449	—	279	nm	449	nm
Total consolidated cost of services	882	637	1,630	1,171	245	38%	459	39%
Subscriber acquisition costs	104	120	212	243	(16)	(13)%	(31)	(13)%
Sales and marketing	232	119	415	226	113	95%	189	84%
Engineering, design and development	74	27	128	58	47	174%	70	121%
General and administrative	120	92	255	177	28	30%	78	44%
Depreciation and amortization	119	75	226	147	44	59%	79	54%
Acquisition and other related costs	7	—	83	—	7	nm	83	nm
Total operating expenses	1,538	1,070	2,949	2,022	468	44%	927	46%
Income from operations	439	362	772	785	77	21%	(13)	(2)%
Other (expense) income:
Interest expense	(97)	(86)	(187)	(176)	(11)	(13)%	(11)	(6)%
Loss on extinguishment of debt	—	—	(1)	—	—	nm	(1)	nm
Other (expense) income	(3)	88	(2)	124	(91)	nm	(126)	(102)%
Total other (expense) income	(100)	2	(190)	(52)	(102)	nm	(138)	nm
Income before income taxes	339	364	582	733	(25)	(7)%	(151)	(21)%
Income tax expense	(76)	(71)	(157)	(151)	(5)	(7)%	(6)	(4)%
Net income	$263	$293	$425	$582	$(30)	(10)%	$(157)	(27)%
nm - not meaningful

Sirius XM Revenue
Refer to page 44 for our discussion on Sirius XM revenue.
Pandora Revenue
Pandora revenue includes actual results for the period from the acquisition date to June 30, 2019. Refer to page 44 for our discussion on Pandora revenue.
Sirius XM Cost of Services
Refer to page 45 for our discussion on Sirius XM cost of services.
Pandora Cost of Services
Pandora cost of services includes actual results for the period from the acquisition date to June 30, 2019. Refer to page 46 for our discussion on Pandora cost of services.
Operating Costs
Subscriber Acquisition Costs are costs only associated with our satellite radio and connected vehicle services and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios.
For the three months ended June 30, 2019 and 2018, subscriber acquisition costs were $104 and $120, respectively, a decrease of 13%, or $16, and decreased as a percentage of total revenue. For the six months ended June 30, 2019 and 2018, subscriber acquisition costs were $212 and $243, respectively, a decrease of 13% or $31, and decreased as a percentage of total revenue. The decreases were driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in the volume of satellite radio installations.
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
For the three months ended June 30, 2019 and 2018, sales and marketing expenses were $232 and $119, respectively, an increase of 95%, or $113, and increased as a percentage of total revenue. For the six months ended June 30, 2019 and 2018, sales and marketing expenses were $415 and $226, respectively, an increase and of 84%, or $189, and increased as a percentage of total revenue. The increases were primarily due to the inclusion of Pandora, additional subscriber communications, retention programs and acquisition campaigns.
We anticipate that sales and marketing expenses will increase as we expand programs to retain our existing subscribers, win back former subscribers, and attract new subscribers and listeners.
Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.
For the three months ended June 30, 2019 and 2018, engineering, design and development expenses were $74 and $27, respectively, an increase of 174%, or $47, and increased as a percentage of total revenue. For the six months ended

June 30, 2019 and 2018, engineering, design and development expenses were $128 and $58, respectively, an increase of 121%, or $70, and increased as a percentage of total revenue. The increases were driven by the inclusion of Pandora.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended June 30, 2019 and 2018, general and administrative expenses were $120 and $92, respectively, an increase of 30%, or $28, but decreased as a percentage of total revenue. For the six months ended June 30, 2019 and 2018, general and administrative expenses were $255 and $177, respectively, an increase of 44%, or $78, and increased as a percentage of total revenue. The increase for the three month period was primarily driven by the inclusion of Pandora. The increase for the six month period was primarily driven by the inclusion of Pandora and by a one-time $25 legal settlement reserve for Do-Not-Call litigation.
We expect our general and administrative expenses to increase to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended June 30, 2019 and 2018, depreciation and amortization expense was $119 and $75, respectively, an increase of 59%, or $44, and increased as a percentage of total revenue. For the six months ended June 30, 2019 and 2018, depreciation and amortization expense was $226 and $147, respectively, an increase of 54%, or $79, and increased as a percentage of total revenue. The increases were driven by the amortization of definite life intangibles resulting from the Pandora Acquisition and higher depreciation costs related to additional assets placed in-service.
Acquisition and Other Related Costs represents expenses associated with the Pandora Acquisition and related reorganization costs.
For the three and six months ended June 30, 2019 acquisition and other related costs were $7 and $83, respectively. There were no acquisition and other related costs in 2018.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended June 30, 2019 and 2018, interest expense was $97 and $86, respectively. For the six months ended June 30, 2019 and 2018, interest expense was $187 and $176, respectively. The increases were primarily driven by higher average debt due to the issuance of the 5.500% Senior Notes due 2029 and the inclusion of Pandora debt instruments partially offset by an increase in the amount of capitalized interest due to spend on the construction of new satellites.
Loss on Extinguishment of Debt includes losses incurred as a result of the redemption of certain debt.
We recorded a $0 and $1 loss on extinguishment of debt during the three and six months ended June 30, 2019, respectively. The loss for the six month period was due to the repurchase of $151 principal amount of Pandora's 1.75% Convertible Senior Notes due 2020. There was no loss on extinguishment of debt during the three and six months ended June 30, 2018.
Other (Expense) Income primarily includes realized and unrealized gains and losses, interest and dividend income, our share of the income or loss from our equity investments, and transaction costs related to non-operating investments.
For the three months ended June 30, 2019 and 2018, other (expense) income was $(3) and $88, respectively. For the six months ended June 30, 2019 and 2018, other (expense) income was $(2) and $124, respectively. For the three and six months ended June 30, 2019, we recorded our share of Sirius XM Canada's net loss and losses on other investments, partially offset by interest earned on our loan to Sirius XM Canada and trading gains associated with the investments held for our Deferred Compensation Plan. For the three and six months ended June 30, 2018, other income was driven by unrealized gains of $86 and $117 from a fair value adjustment of our investment in Pandora, respectively, and interest earned on our loan to Sirius XM Canada.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended June 30, 2019 and 2018, income tax expense was $76 and $71, respectively, and $157 and $151 for the six months ended June 30, 2019 and 2018, respectively.
Our effective tax rate for the three months ended June 30, 2019 and 2018 was 22.4% and 19.4%, respectively. Our effective tax rate for the six months ended June 30, 2019 and 2018 was 27.0% and 20.6%, respectively. The effective tax rate for the six months ended June 30, 2019 was primarily impacted by the increase to the valuation allowance related to the federal research and development credits that are no longer expected to be realizable. The effective tax rate for the three and six months ended June 30, 2018 was primarily impacted by the recognition of excess tax benefits related to share based compensation. We estimate our effective tax rate for the year ending December 31, 2019 will be approximately 23%.

Additionally, in connection with the Pandora Acquisition, we acquired gross net operating loss (“NOL”) carryforwards of approximately $1,199 for federal income tax purposes available to offset future taxable income. The acquired NOL's are limited annually by Section 382 of the Internal Revenue Code but we expect to fully utilize those NOL's within the carryforward period.

Unaudited Pro Forma Results
Set forth below are our pro forma results of operations for the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018. These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the Pandora Acquisition actually occurred on January 1, 2018 and are not indicative of our consolidated results of operations in future periods. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts. Please refer to the Footnotes to Results of Operations (pages 49 through 54) following our discussion of results of operations.

					2019 vs 2018 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
	2019	2018	2019	2018	Amount	%	Amount	%
Revenue	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Sirius XM:
Subscriber revenue	$1,402	$1,304	$2,772	$2,562	$98	8%	$210	8%
Advertising revenue	52	47	98	89	5	11%	9	10%
Equipment revenue	41	37	82	72	4	11%	10	14%
Other revenue	43	46	81	89	(3)	(7)%	(8)	(9)%
Total Sirius XM revenue	1,538	1,434	3,033	2,812	104	7%	221	8%
Pandora:
Subscriber revenue	135	114	269	218	21	18%	51	23%
Advertising revenue	306	271	537	486	35	13%	51	10%
Total Pandora revenue	441	385	806	704	56	15%	102	14%
Total consolidated revenue	1,979	1,819	3,839	3,516	160	9%	323	9%
Cost of services
Sirius XM:
Revenue share and royalties	360	404	707	714	(44)	(11)%	(7)	(1)%
Programming and content	113	106	215	207	7	7%	8	4%
Customer service and billing	99	95	197	189	4	4%	8	4%
Transmission	25	24	50	46	1	4%	4	9%
Cost of equipment	6	8	12	15	(2)	(25)%	(3)	(20)%
Total Sirius XM cost of services	603	637	1,181	1,171	(34)	(5)%	10	1%
Pandora:
Revenue share and royalties	246	236	463	458	10	4%	5	1%
Programming and content	3	2	7	4	1	50%	3	75%
Customer service and billing	21	24	44	44	(3)	(13)%	—	—%
Transmission	15	12	26	24	3	25%	2	8%
Total Pandora cost of services	285	274	540	530	11	4%	10	2%
Total consolidated cost of services	888	911	1,721	1,701	(23)	(3)%	20	1%
Subscriber acquisition costs	104	120	212	243	(16)	(13)%	(31)	(13)%
Sales and marketing	232	217	451	423	15	7%	28	7%
Engineering, design and development	74	64	142	126	10	16%	16	13%
General and administrative	120	133	271	262	(13)	(10)%	9	3%
Depreciation and amortization	119	116	241	229	3	3%	12	5%
Total operating expenses	1,537	1,561	3,038	2,984	(24)	(2)%	54	2%
Income from operations	442	258	801	532	184	71%	269	51%
Other (expense) income:
Interest expense	(97)	(93)	(189)	(190)	4	4%	(1)	(1)%
Loss on extinguishment of debt	—	(15)	(1)	(17)	(15)	(100)%	(16)	(94)%
Other (expense) income	(3)	4	(1)	11	(7)	(175)%	(12)	(109)%
Total other (expense) income	(100)	(104)	(191)	(196)	(4)	(4)%	5	3%
Income before income taxes	342	154	610	336	188	122%	274	82%
Income tax expense	(77)	(11)	(164)	(45)	(66)	(600)%	(119)	(264)%
Net income	$265	$143	446	291	$122	85%	$155	53%

Adjusted EBITDA	$618	$507	$1,184	$954	$111	22%	$230	24%

Sirius XM Revenue
Sirius XM Subscriber Revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended June 30, 2019 and 2018, subscriber revenue was $1,402 and $1,304, respectively, an increase of 8%, or $98. For the six months ended June 30, 2019 and 2018, subscriber revenue was $2,772 and $2,562, respectively, an increase of 8%, or $210. The increases were primarily driven by higher U.S. Music Royalty Fees due to a higher music royalty rate and higher self-pay subscription revenue as a result of a 3% increase in the daily weighted average number of subscribers.
We expect subscriber revenues to increase based on the growth of our subscriber base, increases in the average price charged and the sale of additional services to subscribers.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended June 30, 2019 and 2018, advertising revenue was $52 and $47, respectively, an increase of 11%, or $5. For the six months ended June 30, 2019 and 2018, advertising revenue was $98 and $89, respectively, an increase of 10%, or $9. The increases were primarily due to increases in rates charged per spot as well as a greater number of advertising spots sold and transmitted.
We expect our Sirius XM advertising revenue to continue to grow as more advertisers are attracted to our national platform and growing subscriber base and as we launch additional non-music channels.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended June 30, 2019 and 2018, equipment revenue was $41 and $37, respectively, an increase of 11%, or $4. For the six months ended June 30, 2019 and 2018, equipment revenue was $82 and $72, respectively, an increase of 14%, or $10. The increases were driven by an increase in royalty revenue due to our transition to a new generation of chipsets.
We expect equipment revenue to increase as royalty revenue associated with certain new chipsets increases.
Sirius XM Other Revenue includes service and advisory revenue from our Canadian affiliate, our connected vehicle services, and ancillary revenues.
For the three months ended June 30, 2019 and 2018, other revenue was $43 and $46, respectively, a decrease of 7%, or $3. For the six months ended June 30, 2019 and 2018, other revenue was $81 and $89, respectively, a decrease of 9%, or $8. The decreases were primarily driven by a decrease in data usage revenue generated from our connected vehicle services.
We expect other revenue to increase due to additional revenues generated from our Canadian affiliate and from our connected vehicle services.
Pandora Revenue
Pandora Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions.
For the three months ended June 30, 2019 and 2018, Pandora subscriber revenue was $135 and $114, respectively, an increase of 18%, or $21. For the six months ended June 30, 2019 and 2018, Pandora subscriber revenue was $269 and $218, respectively, an increase of 23%, or $51. The increases were primarily due to an increase in the number of Pandora Plus and Pandora Premium subscribers.
We expect Pandora subscriber revenues to increase based on the growth of our Pandora Plus and Pandora Premium subscriber base.

Pandora Advertising Revenue is generated primarily from audio, display and video advertising.
For the three months ended June 30, 2019 and 2018, Pandora advertising revenue was $306 and $271, respectively, an increase of 13%, or $35. For the six months ended June 30, 2019 and 2018, Pandora advertising revenue was $537 and $486, respectively, an increase of 10%, or $51. The increases were primarily due to increased sell-through, growth in our off-platform revenue, and revenue growth in the AdsWizz business.
We expect our advertising revenue to continue to increase due to the growth in our off-platform revenue.
Total Consolidated Revenue
Total Consolidated Revenue for the three months ended June 30, 2019 and 2018, was $1,979 and $1,819, respectively, an increase of 9%, or $160. Total Consolidated Revenue for the six months ended June 30, 2019 and 2018, was $3,839 and $3,516, respectively, an increase of 9%, or $323.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content and web streaming as well as automaker, content provider and advertising revenue share.
For the three months ended June 30, 2019 and 2018, revenue share and royalties were $360 and $404, respectively, a decrease of 11%, or $44, and decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2019 and 2018, revenue share and royalties were $707 and $714, respectively, a decrease of 1%, or $7, and decreased as a percentage of total Sirius XM revenue. The decreases were driven by a $69 charge in 2018 related to the legal settlement that resolved all outstanding claims, including ongoing audits, under Sirius XM's statutory license for sound recordings for the period January 1, 2007 through December 31, 2017, partially offset by overall greater revenues subject to royalties and revenue share.
We expect our revenue share and royalty costs to increase as our revenues grow.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended June 30, 2019 and 2018, programming and content expenses were $113 and $106, respectively, an increase of 7%, or $7, but decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2019 and 2018, programming and content expenses were $215 and $207, respectively, an increase of 4%, or $8, but decreased as a percentage of total Sirius XM revenue. The increases were primarily driven by higher content licensing costs.
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
For the three months ended June 30, 2019 and 2018, customer service and billing expenses were $99 and $95, respectively, an increase of 4%, or $4, but decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2019 and 2018, customer service and billing expenses were $197 and $189, respectively, an increase of 4%, or $8, but decreased as a percentage of total Sirius XM revenue. The increases were driven by increased transaction fees from a larger subscriber base and higher bad debt expense, partially offset by lower call center costs due to lower agent rates.
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
For the three months ended June 30, 2019 and 2018, transmission expenses were $25 and $24, respectively, an increase of 4%, or $1, but decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2019 and 2018, transmission expenses were $50 and $46, respectively, an increase of 9%, or $4, and increased as a percentage of total Sirius XM revenue. The increases were primarily driven by higher cloud hosting and wireless costs associated with our streaming services and higher repeater network costs.
We expect transmission expenses to increase as costs associated with our investment in Internet streaming grow.
Sirius XM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended June 30, 2019 and 2018, cost of equipment was $6 and $8, respectively, a decrease of 25%, or $2, and decreased as a percentage of equipment revenue. For the six months ended June 30, 2019 and 2018, cost of equipment was $12 and $15, respectively, a decrease of 20%, or $3, and decreased as a percentage of equipment revenue. The decreases were primarily due to lower direct sales to satellite radio and connected vehicle consumers.
We expect cost of equipment to fluctuate with the sales of our satellite radios and connected vehicle devices.
Pandora Cost of Services
Pandora Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
Pandora Revenue Share and Royalties includes licensing fees paid for streaming music or other content to our subscribers and listeners as well as revenue share paid to third party ad servers. We make payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of service in the related period.
For the three months ended June 30, 2019 and 2018, revenue share and royalties were $246 and $236, respectively, an increase of 4%, or $10, but decreased as a percentage of total Pandora revenue. For the six months ended June 30, 2019 and 2018, revenue share and royalties were $463 and $458, respectively, an increase of 1%, or $5, but decreased as a percentage of total Pandora revenue. The increases were primarily attributable higher revenue share driven by overall greater revenues subject to revenue share, partially offset by lower costs resulting from renegotiated direct license agreements with major and independent labels, distributors, PROs and publishers.
We expect our Pandora revenue share and royalty costs to decrease as a result of renegotiated direct license agreements.
Pandora Programming and Content includes costs to produce live listener events and promote content.
For the three months ended June 30, 2019 and 2018, programming and content expenses were $3 and $2, an increase of 50%, or $1, and increased as a percentage of total Pandora revenue. For the six months ended June 30, 2019 and 2018, programming and content expenses were $7 and $4, an increase of 75%, or $3, and increased as a percentage of total Pandora revenue. The increases were primarily attributable to costs associated with the promotion of content.
We expect our Pandora programming and content costs to increase as we continue to produce live listener events and promotions.
Pandora Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores, and bad debt expense.
For the three months ended June 30, 2019 and 2018, customer service and billing expenses were $21 and $24, respectively, a decrease of 13%, or $3, and decreased as a percentage of total Pandora revenue. For both the six months ended June 30, 2019 and 2018, customer service and billing expenses were $44, and decreased as a percentage of total Pandora revenue. The decrease for the three month period was primarily driven by bad debt recoveries. For the six month period, lower bad debt expense was offset by increased transaction fees from a larger user base.
We expect our Pandora customer service and billing costs to increase as our subscriber base grows.

Pandora Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended June 30, 2019 and 2018, transmission expenses were $15 and $12, respectively, an increase of 25%, or $3, and increased as a percentage of total Pandora revenue. For the six months ended June 30, 2019 and 2018, transmission expenses were $26 and $24, respectively, an increase of 8%, or $2, but decreased as a percentage of total Pandora revenue. The increase was primarily driven by increased personnel related costs.
We expect our Pandora transmission costs to increase with growth in our subscriber base and off-platform advertising service.
Operating Costs
Subscriber Acquisition Costs are costs only associated with our satellite radio and connected vehicle services and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios.
For the three months ended June 30, 2019 and 2018, subscriber acquisition costs were $104 and $120, respectively, a decrease of 13%, or $16, and decreased as a percentage of total revenue. For the six months ended June 30, 2019 and 2018, subscriber acquisition costs were $212 and $243, respectively, a decrease of 13%, or $31, and decreased as a percentage of total revenue. The decreases were driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in the volume of satellite radio installations.
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
For the three months ended June 30, 2019 and 2018, sales and marketing expenses were $232 and $217, respectively, an increase of 7%, or $15, but decreased as a percentage of total revenue. For the six months ended June 30, 2019 and 2018, sales and marketing expenses were $451 and $423, respectively, an increase of 7%, or $28, but decreased as a percentage of total revenue. The increases were primarily due to additional subscriber communications, retention programs and acquisition campaigns, as well as higher personnel-related costs.
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
For the three months ended June 30, 2019 and 2018, engineering, design and development expenses were $74 and $64, respectively, an increase of 16%, or $10, and increased as a percentage of total revenue. For the six months ended June 30, 2019 and 2018, engineering, design and development expenses were $142 and $126, respectively, an increase of 13%, or $16, and increased as a percentage of total revenue. The increases were driven by higher personnel-related costs.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.

For the three months ended June 30, 2019 and 2018, general and administrative expenses were $120 and $133, respectively, a decrease of 10%, or $13, and decreased as a percentage of total revenue. For the six months ended June 30, 2019 and 2018, general and administrative expenses were $271 and $262, respectively, an increase of 3%, or $9, and decreased as a percentage of total revenue. The decrease for the three months was driven by lower personnel costs, lower legal settlement costs and a one-time sales and use tax charge recorded in the second quarter of 2018. The increase for the six months was primarily driven by a one-time $25 legal settlement reserve for Do-Not-Call litigation, partially offset by lower personnel-related costs and a one-time sales and use tax recorded in the second quarter of 2018.
We expect our general and administrative expenses to increase to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended June 30, 2019 and 2018, depreciation and amortization expense was $119 and $116, respectively, an increase of 3%, or $3, but decreased as a percentage of total revenue. For the six months ended June 30, 2019 and 2018, depreciation and amortization expense was $241 and $229, respectively, an increase of 5%, or $12, but decreased as a percentage of total revenue. The increases were driven by the additional amortization associated with the acquired intangible assets recorded as part of the Pandora Acquisition, partially offset by normal depreciation.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended June 30, 2019 and 2018, interest expense was $97 and $93, respectively, an increase of 4%, or $4. For the six months ended June 30, 2019 and 2018, interest expense was $189 and $190, respectively, a decrease of 1%, or $1. The increase for the three month period was primarily driven by higher average debt due to the inclusion of the 5.500% Senior Notes due 2029 during the three months ended June 30, 2019, partially offset by the repurchase of the Pandora 1.75% Convertible Senior Notes due 2020 and an increase in the amount of capitalized interest due to increased spend on the construction of new satellites. The decrease for the six month period was driven by the repurchase of the Pandora 1.75% Convertible Senior Notes due 2020 and an increase in the amount of capitalized interest due to increased spend on the construction of new satellites, partially offset by higher average debt due to the addition of the 5.500% Senior Notes due 2029.
Loss on Extinguishment of Debt, includes losses incurred as a result of the redemption of certain debt.
We recorded a $1 loss on extinguishment of debt during the six months ended June 30, 2019 due to the repurchase of $151 principal amount of Pandora's 1.75% Convertible Senior Notes due 2020. During the three and six months ended June 30, 2018, Pandora recorded a $15 loss on the exchange of their 1.75% convertible senior notes due 2020 for new 1.75% convertible senior notes due 2023.
Other (Expense) Income primarily includes realized and unrealized gains and losses, interest and dividend income, our share of the income or loss from our equity investments, and transaction costs related to non-operating investments.
For the three months ended June 30, 2019 and 2018, other (expense) income was $(3) and $4, respectively. For the six months ended June 30, 2019 and 2018, other (expense) income was $(1) and $11, respectively. For the three and six months ended June 30, 2019, we recorded our share of Sirius XM Canada's net loss and losses on other investments, partially offset by interest earned on our loan to Sirius XM Canada and trading gains associated with the investments held for our Deferred Compensation Plan. For the three and six months ended June 30, 2018, other income was driven by interest earned on our loan to Sirius XM Canada.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.

For the three months ended June 30, 2019 and 2018, income tax expense was $77 and $11, respectively, and $164 and $45 for the six months ended June 30, 2019 and 2018, respectively.
Our effective tax rate for the three months ended June 30, 2019 and 2018 was 22.5% and 13.7%, respectively. Our effective tax rate for the six months ended June 30, 2019 and 2018 was 26.9% and 16.3%, respectively. The effective tax rate for the six months ended June 30, 2019 was primarily impacted by the increase to the valuation allowance related to the federal research and development credits that are no longer expected to be realizable. The effective tax rate for the three and six months ended June 30, 2018 was primarily impacted by the recognition of excess tax benefits related to share based compensation. We estimate our effective tax rate for the year ending December 31, 2019 will be approximately 23%.

In connection with the Pandora Acquisition, we acquired gross NOL carryforwards of approximately $1,199 for federal income tax purposes available to offset future taxable income. The acquired NOL's are limited annually by Section 382 of the Internal Revenue Code but we expect to fully utilize those NOL's within the carryforward period.

Footnotes to Results of Operations
The following tables reconcile our results of operations as reported to our pro forma results of operations for the three and six months ended June 30, 2019 and 2018 which includes the Pandora pre-acquisition financial information for the applicable periods and the effects of purchase price accounting. These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the Pandora Acquisition actually occurred on January 1, 2018 and are not indicative of our consolidated results of operations in future periods. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs and associated tax impacts.

	Unaudited for the Three Months Ended June 30, 2019
	As Reported	Predecessor Financial Information	Purchase Price Accounting Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$1,402	$—	$—		$1,402
Advertising revenue	52	—	—		52
Equipment revenue	41	—	—		41
Other revenue	41	—	2	(a)	43
Total Sirius XM revenue	1,536	—	2		1,538
Pandora:
Subscriber revenue	135	—	—		135
Advertising revenue	306	—	—		306
Total Pandora revenue	441	—	—		441
Total consolidated revenue	1,977	—	2		1,979
Cost of services
Sirius XM:
Revenue share and royalties	360	—	—		360
Programming and content	113	—	—		113
Customer service and billing	99	—	—		99
Transmission	25	—	—		25
Cost of equipment	6	—	—		6
Total Sirius XM cost of services	603	—	—		603
Pandora:
Revenue share and royalties	240	—	6	(b)	246
Programming and content	3	—	—		3
Customer service and billing	21	—	—		21
Transmission	15	—	—		15
Total Pandora cost of services	279	—	6		285
Total consolidated cost of services	882	—	6		888
Subscriber acquisition costs	104	—	—		104
Sales and marketing	232	—	—		232
Engineering, design and development	74	—	—		74
General and administrative	120	—	—		120
Depreciation and amortization	119	—	—		119
Acquisition and other related costs	7	—	(7)	(c)	—
Total operating expenses	1,538	—	(1)		1,537
Income (loss) from operations	439	—	3		442
Other (expense) income:
Interest expense	(97)	—	—		(97)
Loss on extinguishment of debt	—	—	—		—
Other (expense) income	(3)	—	—		(3)
Total other (expense) income	(100)	—	—		(100)
Income (loss) before income taxes	339	—	3		342
Income tax expense	(76)	—	(1)	(d)	(77)
Net income	$263	$—	$2		$265

(a)	This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the XM Merger.

(b)	This adjustment includes the impact of additional expense associated with minimum guarantee royalty contracts recorded as part of the Pandora Acquisition.

(c)	This adjustment eliminates the impact of acquisition and other related costs.

(d)	This adjustment to income taxes was calculated by applying Sirius XM's statutory tax rate at June 30, 2019 to the pro forma adjustments of $3.

	Unaudited for the Three Months Ended June 30, 2018
	As Reported	Predecessor Financial Information (e)	Purchase Price Accounting and Pro Forma Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$1,304	$—	$—		$1,304
Advertising revenue	47	—	—		47
Equipment revenue	37	—	—		37
Other revenue	44	—	2	(f)	46
Total Sirius XM revenue	1,432	—	2		1,434
Pandora:
Subscriber revenue	—	114	—		114
Advertising revenue	—	271	—		271
Total Pandora revenue	—	385	—		385
Total consolidated revenue	1,432	385	2		1,819
Cost of services
Sirius XM:
Revenue share and royalties	404	—	—		404
Programming and content	106	—	—		106
Customer service and billing	95	—	—		95
Transmission	24	—	—		24
Cost of equipment	8	—	—		8
Total Sirius XM cost of services	637	—	—		637
Pandora:
Revenue share and royalties	—	236	—		236
Programming and content	—	2	—		2
Customer service and billing	—	24	—		24
Transmission	—	12	—		12
Total Pandora cost of services	—	274	—		274
Total consolidated cost of services	637	274	—		911
Subscriber acquisition costs	120	—	—		120
Sales and marketing	119	98	—		217
Engineering, design and development	27	37	—		64
General and administrative	92	41	—		133
Depreciation and amortization	75	14	27	(g)	116
Total operating expenses	1,070	464	27		1,561
Income from operations	362	(79)	(25)		258
Other (expense) income:
Interest expense	(86)	(7)	—		(93)
Loss on extinguishment of debt	—	(15)	—		(15)
Other (expense) income	88	2	(86)	(h)	4
Total other (expense) income	2	(20)	(86)		(104)
Income before income taxes	364	(99)	(111)		154
Income tax expense	(71)	7	53	(i)	(11)
Net income	$293	$(92)	$(58)		$143

(e)	Represents Pandora’s results for the period April 1, 2018 through June 30, 2018.

(f)	This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the XM Merger.

(g)
This adjustment includes the impact of the additional amortization associated with the acquired intangible assets recorded as part of the Pandora Acquisition that are subject to amortization, partially offset by normal depreciation associated with assets revalued in purchase accounting.

(h)	This adjustment eliminates the unrealized gain for the fair value adjustment of our preferred stock investment in Pandora.

(i)	This adjustment to income taxes was calculated by applying Sirius XM's statutory tax rate at June 30, 2018 to the pro forma adjustments of $(111) and Pandora's loss before income tax of $(99).

	Unaudited for the Six Months Ended June 30, 2019
	As Reported	Predecessor Financial Information (j)	Purchase Price Accounting and Pro Forma Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$2,772	$—	$—		$2,772
Advertising revenue	98	—	—		98
Equipment revenue	82	—	—		82
Other revenue	77	—	4	(k)	81
Total Sirius XM revenue	3,029	—	4		3,033
Pandora:
Subscriber revenue	223	46	—		269
Advertising revenue	469	68	—		537
Total Pandora revenue	692	114	—		806
Total consolidated revenue	3,721	114	4		3,839
Cost of services
Sirius XM:
Revenue share and royalties	707	—	—		707
Programming and content	215	—	—		215
Customer service and billing	197	—	—		197
Transmission	50	—	—		50
Cost of equipment	12	—	—		12
Total Sirius XM cost of services	1,181	—	—		1,181
Pandora:
Revenue share and royalties	385	71	7	(l)	463
Programming and content	7	—	—		7
Customer service and billing	36	8	—		44
Transmission	21	5	—		26
Total Pandora cost of services	449	84	7		540
Total consolidated cost of services	1,630	84	7		1,721
Subscriber acquisition costs	212	—	—		212
Sales and marketing	415	36	—		451
Engineering, design and development	128	14	—		142
General and administrative	255	16	—		271
Depreciation and amortization	226	6	9	(m)	241
Acquisition and other related costs	83	1	(84)	(n)	—
Total operating expenses	2,949	157	(68)		3,038
Income (loss) from operations	772	(43)	72		801
Other (expense) income:
Interest expense	(187)	(2)	—		(189)
Loss on extinguishment of debt	(1)	—	—		(1)
Other (expense) income	(2)	1	—		(1)
Total other (expense) income	(190)	(1)	—		(191)
Income (loss) before income taxes	582	(44)	72		610
Income tax expense	(157)	—	(7)	(o)	(164)
Net income	$425	$(44)	$65		$446

(j)	Represents Pandora’s results for the period January 1, 2019 through January 31, 2019.

(k)	This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the XM Merger.

(l)	This adjustment includes the impact of additional expense associated with minimum guarantee royalty contracts recorded as part of the Pandora Acquisition.

(m)
This adjustment includes the impact of the additional amortization associated with the acquired intangible assets recorded as part of the Pandora Acquisition that are subject to amortization, partially offset by normal depreciation associated with assets revalued in purchase accounting.

(n)	This adjustment eliminates the impact of acquisition and other related costs.

(o)
This adjustment to income taxes was calculated by applying Sirius XM's statutory tax rate at June 30, 2019 to the pro forma adjustments of $72 and Pandora's pre-acquisition loss before income tax of $(44).

	Unaudited for the Six Months Ended June 30, 2018
	As Reported	Predecessor Financial Information (p)	Purchase Price Accounting and Pro Forma Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$2,562	$—	$—		$2,562
Advertising revenue	89	—	—		89
Equipment revenue	72	—	—		72
Other revenue	84	—	5	(q)	89
Total Sirius XM revenue	2,807	—	5		2,812
Pandora:
Subscriber revenue	—	218	—		218
Advertising revenue	—	486	—		486
Total Pandora revenue	—	704	—		704
Total consolidated revenue	2,807	704	5		3,516
Cost of services
Sirius XM:
Revenue share and royalties	714	—	—		714
Programming and content	207	—	—		207
Customer service and billing	189	—	—		189
Transmission	46	—	—		46
Cost of equipment	15	—	—		15
Total Sirius XM cost of services	1,171	—	—		1,171
Pandora:
Revenue share and royalties	—	458	—		458
Programming and content	—	4	—		4
Customer service and billing	—	44	—		44
Transmission	—	24	—		24
Total Pandora cost of services	—	530	—		530
Total consolidated cost of services	1,171	530	—		1,701
Subscriber acquisition costs	243	—	—		243
Sales and marketing	226	197	—		423
Engineering, design and development	58	68	—		126
General and administrative	177	85	—		262
Depreciation and amortization	147	28	54	(r)	229
Total operating expenses	2,022	908	54		2,984
Income (loss) from operations	785	(204)	(49)		532
Other (expense) income:
Interest expense	(176)	(14)	—		(190)
Loss on extinguishment of debt	—	(17)	—		(17)
Other (expense) income	124	4	(117)	(s)	11
Total other (expense) income	(52)	(27)	(117)		(196)
Income (loss) before income taxes	733	(231)	(166)		336
Income tax expense	(151)	7	99	(t)	(45)
Net income	$582	$(224)	$(67)		$291

(p)	Represents Pandora’s results for the period January 1, 2018 through June 30, 2018.

(q)	This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the XM Merger.

(r)
This adjustment includes the impact of the additional amortization associated with the acquired intangible assets recorded as part of the Pandora Acquisition that are subject to amortization, partially offset by normal depreciation associated with assets revalued in purchase accounting.

(s)	This adjustment eliminates the unrealized gain for the fair value adjustment of our preferred stock investment in Pandora.

(t)	This adjustment to income taxes was calculated by applying Sirius XM's statutory tax rate at June 30, 2018 to the pro forma adjustments of $(166) and Pandora's loss before income tax of $(231).

Key Financial and Operating Performance Metrics
In this section, we present certain financial performance measures some of which are presented as Non-GAAP items, which include free cash flow and adjusted EBITDA. We also present certain operating performance measures. Our adjusted EBITDA excludes the impact of share-based payment expense and certain purchase price accounting adjustments related to the merger of Sirius and XM (the "XM Merger") and the Pandora Acquisition.  Additionally, when applicable, our adjusted EBITDA metric excludes the effect of significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial and operating performance measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. See the accompanying glossary on pages 60 through 63 for more details and for the reconciliation to the most directly comparable GAAP measure (where applicable).
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
Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 60 through 63) for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in Sirius XM's subscriber count or subscriber-based operating metrics.

Set forth below are our subscriber balances as of June 30, 2019 compared to June 30, 2018.

	As of June 30,		2019 vs 2018 Change
(subscribers in thousands)	2019	2018 (1)	Amount	%
Sirius XM
Self-pay subscribers	29,336	28,203	1,133	4%
Paid promotional subscribers	5,009	5,292	(283)	(5)%
Ending subscribers	34,345	33,495	850	3%
Traffic users	9,150	8,118	1,032	13%
Sirius XM Canada subscribers	2,702	2,648	54	2%

Pandora
Active users - all services	64,948	71,435	(6,487)	(9)%
Self-pay subscribers	6,224	5,976	248	4%
Paid promotional subscribers	733	—	733	nm
Ending subscribers	6,957	5,976	981	16%

(1)	Includes Pandora's results as of June 30, 2018.

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and six months ended June 30, 2019 and 2018.

					2019 vs 2018 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
(subscribers in thousands)	2019	2018 (2)	2019 (1)	2018 (3)	Amount	%	Amount	%
Sirius XM
Self-pay subscribers	290	483	421	690	(193)	(40)%	(269)	(39)%
Paid promotional subscribers	(116)	(54)	(115)	69	(62)	115%	(184)	(267)%
Net additions	174	429	306	759	(255)	(59)%	(453)	(60)%
Weighted average number of subscribers	34,126	33,197	34,071	33,013	929	3%	1,058	3%
Average self-pay monthly churn	1.7%	1.6%	1.7%	1.7%	0.1%	6%	—%	—%
ARPU (4)	$13.83	$13.30	$13.67	$13.13	$0.53	4%	$0.54	4%
SAC, per installation	$22.74	$27.54	$23.40	$27.86	$(4.80)	(17)%	$(4.46)	(16)%

Pandora
Self-pay subscribers	64	350	310	498	(286)	(82)%	(188)	(38)%
Paid promotional subscribers	(3)	—	(23)	—	(3)	nm	(23)	nm
Net additions	61	350	287	498	(289)	(83)%	(211)	(42)%
Weighted average number of subscribers	6,873	5,803	6,791	5,663	1,070	18%	1,128	20%
ARPU	$6.53	$6.52	$6.61	$6.41	$0.01	—%	$0.20	3%
Ad supported listener hours (in billions)	3.49	3.86	6.91	7.71	(0.37)	(10)%	(0.80)	(10)%
Advertising revenue per thousand listener hours (RPM)	$80.14	$68.75	$71.46	$62.15	$11.39	17%	$9.31	15%
Licensing costs per thousand listener hours (LPM)	$37.91	$36.87	$37.28	$36.61	$1.04	3%	$0.67	2%
Licensing costs per paid subscriber (LPU)	$4.16	$4.78	$4.06	$4.72	$(0.62)	(13)%	$(0.66)	(14)%

Total Company
Adjusted EBITDA	$618	$507	$1,184	$954	$111	22%	$230	24%
Free cash flow	$474	$486	$774	$813	$(12)	(2)%	$(39)	(5)%
nm - not meaningful

(1)	Includes Pandora's results for the six month period, including pre-acquisition results for the period January 1, 2019 through January 31, 2019.

(2)	Includes Pandora's pre-acquisition results for the period April 1, 2018 through June 30, 2018.

(3)	Includes Pandora's pre-acquisition results for the period January 1, 2018 through June 30, 2018.

(4)	ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $38 and $26 for the three months and $75 and $51 for the six months ended June 30, 2019 and 2018, respectively.

Sirius XM
Subscribers. At June 30, 2019, Sirius XM had approximately 34,345 subscribers, an increase of 850, or 3%, from the approximately 33,495 as of June 30, 2018. The increase in total subscribers was primarily due to growth in our self-pay subscriber base from original and subsequent owner trial conversions as well as subscriber win back programs.
For the three months ended June 30, 2019 and 2018, net additions were 174 and 429, respectively. For the six months ended June 30, 2019 and 2018, net additions were 306 and 759, respectively. Paid promotional subscribers decreased due to declines in shipments and trial starts from automakers offering paid subscriptions. Self-pay net additions decreased primarily due to increases in vehicle related deactivations.
Traffic Users. We offer services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems. At June 30, 2019, Sirius XM had approximately 9,150 traffic users, an increase of 1,032 users, or 13%, from the approximately 8,118 traffic users as of June 30, 2018.
Sirius XM Canada Subscribers. At June 30, 2019, Sirius XM Canada had approximately 2,702 subscribers, an increase of 54, or 2%, from the approximately 2,648 Sirius XM Canada subscribers as of June 30, 2018.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 60 through 63 for more details.)
For the three months ended June 30, 2019 and 2018, our average self-pay monthly churn rate was 1.7% and 1.6%, respectively. For the six months ended June 30, 2019 and 2018, our average self-pay monthly churn rate was 1.7%. The increase for the three month period was primarily driven by vehicle related churn.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 60 through 63 for more details.)
For the three months ended June 30, 2019 and 2018, subscriber ARPU - Sirius XM was $13.83 and $13.30, respectively. For the six months ended June 30, 2019 and 2018, subscriber ARPU - Sirius XM was $13.67 and $13.13, respectively. The increase was driven by increases in the U. S. Music Royalty Fee, certain of our subscription rates, and higher advertising revenue.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 60 through 63 for more details.)
For the three months ended June 30, 2019 and 2018, SAC, per installation, was $22.74 and $27.54, respectively. For the six months ended June 30, 2019 and 2018, SAC, per installation, was $23.40 and $27.86, respectively. The decrease was driven by our transition to a new generation of chipsets and reductions to OEM hardware subsidy rates.
Pandora
Active Users. At June 30, 2019, Pandora had approximately 64,948 monthly active users, a decrease of 6,487 users, or 9%, from the 71,435 monthly active users as of June 30, 2018. The decrease in active users was driven by a decline in the number of new users.
Subscribers. At June 30, 2019, Pandora had approximately 6,957 subscribers, an increase of 981, or 16%, from the approximately 5,976 as of June 30, 2018. The increase in total subscribers was primarily due to an increase in paid subscribers and a decrease in subscriber churn of Pandora Premium and Pandora Plus.

For the three months ended June 30, 2019 and 2018, net additions were 61 and 350, respectively. For the six months ended June 30, 2019 and 2018, net additions were 287 and 498, respectively. Net additions decreased as growth in both our Pandora Premium and Pandora Plus services slowed.
ARPU is defined as average monthly revenue per paid subscriber on our Pandora subscription services. (See the accompanying glossary on pages 60 through 63 for more details.)
For the three months ended June 30, 2019 and 2018, subscriber ARPU - Pandora was $6.53 and $6.52, respectively. For the six months ended June 30, 2019 and 2018, subscriber ARPU - Pandora was $6.61 and $6.41, respectively. The increase in subscription ARPU was primarily due to an increase in Pandora Plus and Premium subscribers.
Ad supported listener hours are a key indicator of the growth of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-radio content offerings in the definition of listener hours.
For the three months ended June 30, 2019 and 2018, ad supported listener hours were 3,490 and 3,860, respectively. For the six months ended June 30, 2019 and 2018, ad supported listener hours were 6,910 and 7,710, respectively. The decline in ad supported listener hours was primarily driven by a decline in the number of new users.
RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended June 30, 2019 and 2018, RPM was $80.14 and $68.75, respectively. For the six months ended June 30, 2019 and 2018, RPM was $71.46 and $62.15, respectively. The increase was due to an increase in the average price per ad due to new advertising products resulting in improved monetization.
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
For the three months ended June 30, 2019 and 2018, LPM was $37.91 and $36.87, respectively. For the six months ended June 30, 2019 and 2018, LPM was $37.28 and $36.61, respectively. The increase was primarily driven by increases to track rates.
LPU is defined as average monthly licensing costs per paid subscriber on our Pandora subscription services. LPU is a key measure of our ability to manage costs for our subscription services.
For the three months ended June 30, 2019 and 2018, LPU was $4.16 and $4.78, respectively. For the six months ended June 30, 2019 and 2018, LPU was $4.06 and $4.72, respectively. The decrease was due to lower minimum guarantees associated with our direct license agreements with major and independent labels, distributors, PROs and publishers.
Total Company
Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization adjusted for pro forma information which is inclusive of the predecessor periods (Pandora's results for the period January 1, 2019 through January 31, 2019 and January 1, 2018 through June 30, 2018.).  Adjusted EBITDA excludes the impact of other expense (income), loss on extinguishment of debt, other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense, loss on disposal of assets, and legal settlements and reserves related to the historical use of sound recordings (if applicable). (See the accompanying glossary on pages 60 through 63 for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2019 and 2018, adjusted EBITDA was $618 and $507, respectively, an increase of 22%, or $111. For the six months ended June 30, 2019 and 2018, adjusted EBITDA was $1,184 and $954, respectively, an increase of 24%, or $230. The increase was due to growth in Sirius XM subscriber revenue from higher U.S. Music Royalty Fee due to a higher music royalty rate and a 3% increase in the daily weighted average number of subscribers, Pandora advertising revenue, and Pandora subscriber revenue growth from an increase in the number of Pandora Plus and Pandora Premium subscribers; partially offset by higher revenue share and royalty costs driven by growth in our revenue.

Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying glossary on pages 60 through 63 for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2019 and 2018, free cash flow was $474 and $486, respectively, a decrease of $12, or 2%.  For the six months ended June 30, 2019 and 2018, free cash flow was $774 and $813, respectively, a decrease of $39, or 5%.  The decrease was driven by lower cash from operating activities due to the inclusion of Pandora and a one-time payment for a legal settlement, partially offset by lower satellite construction spend.

Liquidity and Capital Resources
Cash Flows for the six months ended June 30, 2019 compared with the six months ended June 30, 2018
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Six Months Ended June 30,
	2019	2018	2019 vs 2018
Net cash provided by operating activities	$941	$994	$(53)
Net cash provided by (used in) investing activities	209	(184)	393
Net cash used in financing activities	(989)	(815)	(174)
Net increase in cash, cash equivalents and restricted cash	161	(5)	166
Cash, cash equivalents and restricted cash at beginning of period	65	79	(14)
Cash, cash equivalents and restricted cash at end of period	$226	$74	$152
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $53 to $941 for the six months ended June 30, 2019 from $994 for the six months ended June 30, 2018.
Our largest source of cash provided by operating activities is cash generated by subscription and subscription-related revenues.  We also generate cash from the sale of advertising on Pandora, advertising on certain non-music channels on Sirius XM and the sale of satellite radios, components and accessories.  Our primary uses of cash from operating activities include revenue share and royalty payments to distributors, programming and content providers, and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to vendors to service, maintain and acquire listeners and subscribers, general corporate expenditures, and compensation and related costs.
Cash Flows Provided by (Used in) Investing Activities
Cash flows provided by investing activities in the six months ended June 30, 2019 were primarily due to cash received from the Pandora Acquisition and from the sale of short-term investments, partially offset by spending primarily for capitalized software and hardware, and to construct replacement satellites. Cash flows used in investing activities in the six months ended June 30, 2018 were primarily due to spending primarily for capitalized software and hardware, and to construct replacement satellites. We spent $92 and $61 on capitalized software and hardware as well as $36 and $80 to construct replacement satellites during the six months ended June 30, 2019 and 2018, respectively.
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
Cash flows used in financing activities in the six months ended June 30, 2019 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $1,474, repayment under the Credit Facility of $439, the repurchase for $152 of Pandora's 1.75% Convertible Senior Notes due 2020, the payment of cash dividends of $113, and payment of $47 for taxes paid in lieu of shares issued for share-based compensation, partially offset by cash provided by the issuance of $1,236 in aggregate principal amount of 5.500% Senior Notes due 2029, net of costs. Cash flows used in financing activities in the six months ended June 30, 2018 were primarily due to the purchase and retirement for $334 of shares of our common stock under our repurchase program, repayment under the Credit Facility of $303, the payment of cash dividends of $99 and payment of $71 for taxes paid in lieu of shares issued for share-based compensation.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of June 30, 2019, no amounts were outstanding under our Credit Facility. As the amount available for future borrowing is reduced by $1 related to letters of credit issued for the benefit of Pandora, $1,749 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund stock repurchases, future dividend payments and strategic opportunities.
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
Capital Return Program
As of June 30, 2019, our board of directors had authorized for repurchase an aggregate of $14,000 of our common stock.  As of June 30, 2019, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2,942 shares for $12,176, and $1,824 remained available for additional repurchases under our existing stock repurchase program authorization.
Shares of common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in accelerated stock repurchase transactions and transactions with Liberty Media and its affiliates. We intend to fund the additional repurchases through a combination of cash on hand, cash generated by operations and future borrowings.
On July 16, 2019, our board of directors declared a quarterly dividend in the amount of $0.0121 per share of common stock payable on August 30, 2019 to stockholders of record as of the close of business on August 9, 2019. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.0484 per share of common stock.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's convertible notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of June 30, 2019, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 12 to our unaudited consolidated financial statements in Part I, Item I, of this Quarterly Report on Form 10-Q.
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
Glossary
Active users - the number of distinct registered users on the Pandora services, including subscribers, that have consumed content within the trailing 30 days to the end of the final calendar month of the period. The number of active users on the Pandora services may overstate the number of unique individuals who actively use our Pandora service, as one individual may use multiple accounts. To become a registered user on the Pandora services, a person must sign-up using an email address or phone number, or access our service using a device with a unique identifier, which we use to create an account for our service. Prior to the second quarter of 2018, Pandora defined active users as the number of distinct registered users, including subscribers, that have requested audio from Pandora's servers during the trailing 30 days to the end of the final calendar month of the period.
Average self-pay monthly churn - the monthly average of self-pay deactivations for the period divided by the average number of self-pay subscribers for the period.
Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other expense (income) as well as certain other charges discussed below. Adjusted EBITDA is a Non-GAAP financial measure that excludes or adjusts for (if applicable): (i) certain adjustments as a result of the purchase price accounting for the XM Merger and the Pandora Acquisition, (ii) predecessor net income adjusted for certain expenses, including depreciation and amortization, other income (loss), and share-based payment expense for January 2019 and the six months ended June 30, 2018, (iii) share-based payment expense and (iv) other significant operating expense (income) that do not relate to the on-going performance of our business. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. As a result of large capital investments in our satellite radio system, our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of the legal settlements and reserves, acquisition related costs, loss on extinguishment of debt and loss on disposal of assets, to the extent they occur during the period, is useful as they are significant expenses not incurred as part of our normal operations for the period.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income:	$263	$293	$425	$582
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	—	69	25	69
Acquisition and other related costs (1)	7	—	83	—
Share-based payment expense	57	36	106	70
Depreciation and amortization	119	75	226	147
Interest expense	97	86	187	176
Loss on extinguishment of debt	—	—	1	—
Other expense (income)	3	(88)	2	(124)
Income tax expense	76	71	157	151
Purchase price accounting adjustments:
Revenues	2	2	4	5
Operating expenses	(6)	—	(7)	—
Pro forma adjustments (2)	—	(37)	(25)	(122)
Adjusted EBITDA	$618	$507	$1,184	$954

(1)	Acquisition and other related costs include $21 of share-based compensation expense for the six months ended June 30, 2019.

(2)
Pro forma adjustment for three months ended June 30, 2018 includes Pandora's Net income for the three months ended June 30, 2018 of $(92) plus Depreciation and amortization of $14, Share-based payment expense of $28, Loss on extinguishment of debt of $15, and Interest expense of $7 offset by Other expense (income) of $2 and Income tax benefit of $7. Pro forma adjustment for the six months ended June 30, 2019 includes Pandora's January 2019 Net income of $(44) plus Depreciation and amortization of $6, Share-based payment expense of $11, Acquisition and other related costs of $1, and Interest expense of $2 offset by Other expense (income) of $1. Pro forma adjustment for six months ended June 30, 2018 includes Pandora's Net income for the six months ended June 30, 2018 of $(224) plus Depreciation and amortization of $28, Share-based payment expense of $54, Loss on extinguishment of debt of $17, and Interest expense of $14 offset by Other expense (income) of $4 and Income tax benefit of $7.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Cash Flow information
Net cash provided by operating activities	$545	$579	$941	$994
Net cash provided by (used in) investing activities	$(75)	$(99)	$209	$(184)
Net cash used in financing activities	$(317)	$(495)	$(989)	$(815)
Free Cash Flow
Net cash provided by operating activities	$545	$579	$941	$994
Additions to property and equipment	(70)	(93)	(160)	(174)
Purchases of other investments	(1)	—	(7)	(7)
Free cash flow	$474	$486	$774	$813
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

Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Subscriber acquisition costs, excluding connected vehicle services	$104	$120	$212	$242
Less: margin from sales of radios and accessories, excluding connected vehicle services	(34)	(29)	(68)	(56)
	$70	$91	$144	$186
Installations	3,078	3,313	6,155	6,693
SAC, per installation (a)	$22.74	$27.54	$23.40	$27.86

(a)	Amounts may not recalculate as a result of rounding.
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
As of June 30, 2019, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. As of June 30, 2019, we also held the following material investment:

•
In connection with the recapitalization of Sirius XM Canada, on May 25, 2017, we loaned Sirius XM Canada $131 million. The loan is denominated in Canadian dollars and is subject to changes in foreign currency. It is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of June 30, 2019 was $131.0 million and approximates its fair value as of such date. Had the Canadian to U.S. dollar exchange rate been 10% lower as of June 30, 2019, the value of this loan would have been approximately $13 million lower.

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

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting
We acquired Pandora in February 2019. As a result of the acquisition, we are reviewing the internal controls of Pandora and are making appropriate changes as deemed necessary. Except for the changes in internal control at Pandora, there has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below.

Telephone Consumer Protection Act Suits. On March 13, 2017, Thomas Buchanan, individually and on behalf of all others similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff in this action alleges that Sirius XM violated the Telephone Consumer Protection Act of 1991 (the “TCPA”) by, among other things, making telephone solicitations to persons on the National Do-Not-Call registry, a database established to allow consumers to exclude themselves from telemarketing calls unless they consent to receive the calls in a signed, written agreement, and making calls to consumers in violation of our internal Do-Not-Call registry. The plaintiff is seeking various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA and a permanent injunction prohibiting us from making, or having made, any calls to land lines that are listed on the National Do-Not-Call registry or our internal Do-Not-Call registry. The plaintiff has filed a motion seeking class certification, and that motion is pending.

Following a mediation, in April 2019, Sirius XM entered into an agreement to settle this purported class action suit. The settlement resolves the claims of consumers for the period October 2013 through January 2019. As part of the settlement, Sirius XM paid $25 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid. The settlement also contemplates that Sirius XM will provide three months of service to its All Access subscription package for those members of the class that elect to receive it, in lieu of cash, at no cost to those class members and who are not active subscribers at the time of the distribution. The availability of this three-month service option will not diminish the $25 million common fund. As part of the settlement, Sirius XM will also implement change relating to its “Do-Not-Call” practices and telemarketing programs. Settlement of this matter is subject to, among other things, final approval by the Court.

Pre-1972 Sound Recording Litigation. On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora in the federal district court for the Central District of California. The complaint alleges a violation of California Civil Code Section 980, unfair competition, misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972 (which we refer to as, "pre-1972 recordings"). On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation ("Anti-SLAPP") statute, which following denial of Pandora’s motion was appealed to the Ninth Circuit Court of Appeals. In March 2017, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court accepted certification. In May 2019, the California Supreme Court issued an order dismissing consideration of the certified questions on the basis that, following the enactment of the Orrin G. Hatch-Bob Goodlatte Music Modernization Act, Pub. L. No. 115-264, 132 Stat. 3676 (2018) (the “MMA”), resolution of the questions posed by the Ninth Circuit Court of Appeals was no longer “necessary to . . . settle an important question of law.”

In September and October 2015, Arthur and Barbara Sheridan filed separate class action suits against Pandora in the federal district courts for the Northern District of California and the District of New Jersey. The complaints allege a variety of violations of common law and state copyright statutes, common law misappropriation, unfair competition, conversion, unjust enrichment and violation of rights of publicity arising from allegations that Pandora owes royalties for the public performance of pre-1972 recordings. The Sheridan actions in California and New Jersey are currently stayed pending the Ninth Circuit's decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

In September 2016, Ponderosa Twins Plus One and others filed a class action suit against Pandora alleging claims similar to those asserted in Flo & Eddie, Inc. v. Pandora Media Inc. This action is also currently stayed in the Northern District of California pending the Ninth Circuit’s decision in Flo & Eddie, Inc. v. Pandora Media, Inc.

The MMA grants a newly available federal preemption defense to the claims asserted in the aforementioned lawsuits. In July 2019, Pandora made the required payments and reporting under the MMA for certain of its uses of pre-1972 recordings to avail itself of this federal preemption defense. Based on the federal preemption contained in the MMA (along with other considerations), Pandora has asked the Ninth Circuit to order the dismissal of the Flo & Eddie, Inc. v. Pandora Media, Inc. case. When the stays in the remaining cases-the two Sheridan v. Pandora Media, Inc. cases and the Ponderosa Twins Plus One et al. v. Pandora Media case-are lifted, Pandora expects to file motions to dismiss those actions as well.

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
We completed our acquisition of Pandora on February 1, 2019. In connection with our acquisition of Pandora, we amended and restated the risk factors that appear in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018 to give effect to such acquisition. Those amended and restated risk factors appear in Part I, “Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of June 30, 2019, our board of directors had authorized for repurchase an aggregate of $14.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2019, our cumulative repurchases since December 2012 under our stock repurchase program totaled 2.9 billion shares for $12.2 billion, and $1.8 billion remained available under our stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2019 - April 30, 2019	52,500,000	$5.94	52,500,000	$2,409,961,027
May 1, 2019 - May 31, 2019	55,000,000	$5.62	55,000,000	$2,100,589,777
June 1, 2019 - June 30, 2019	50,000,000	$5.53	50,000,000	$1,824,287,027
Total	157,500,000	$5.70	157,500,000

(a)	These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

4.1
Indenture, dated as of June 7, 2019, relating to the 5.500% Senior Notes due 2029, between Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 7, 2019 (File No. 001-34295)).

4.2
Indenture, dated as of July 2, 2019, relating to the 4.625% Senior Notes due 2024, between Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on July 2, 2019 (File No. 001-34295)).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2019 and 2018; (ii) Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2019 and 2018 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018; and (v) Notes to Consolidated Financial Statements (Unaudited).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of July 2019.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)