Form 10-Q
period 2020-06-30
SIRIUS XM HOLDINGS INC.
filed 2020-07-30
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 28, 2020)
Common stock, $0.001 par value	4,340,289,704	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenue:
Subscriber revenue	$1,578	$1,537	$3,163	$2,995
Advertising revenue	236	358	521	567
Equipment revenue	25	41	66	82
Other revenue	35	41	76	77
Total revenue	1,874	1,977	3,826	3,721
Operating expenses:
Cost of services:
Revenue share and royalties	587	600	1,157	1,092
Programming and content	110	116	228	222
Customer service and billing	122	120	240	233
Transmission	43	40	83	71
Cost of equipment	4	6	8	12
Subscriber acquisition costs	48	104	147	212
Sales and marketing	217	232	442	415
Engineering, design and development	61	74	132	128
General and administrative	119	120	226	255
Depreciation and amortization	124	119	256	226
Acquisition and restructuring costs	24	7	24	83
Total operating expenses	1,459	1,538	2,943	2,949
Income from operations	415	439	883	772
Other (expense) income:
Interest expense	(102)	(97)	(201)	(187)
Loss on extinguishment of debt	—	—	—	(1)
Other income (expense)	4	(3)	8	(2)
Total other (expense) income	(98)	(100)	(193)	(190)
Income before income taxes	317	339	690	582
Income tax expense	(74)	(76)	(154)	(157)
Net income	$243	$263	$536	$425
Foreign currency translation adjustment, net of tax	10	7	(15)	14
Total comprehensive income	$253	$270	$521	$439
Net income per common share:
Basic	$0.06	$0.06	$0.12	$0.09
Diluted	$0.05	$0.06	$0.12	$0.09
Weighted average common shares outstanding:
Basic	4,369	4,568	4,387	4,569
Diluted	4,457	4,675	4,487	4,677

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,770	$106
Receivables, net	497	670
Inventory, net	12	11
Related party current assets	11	22
Prepaid expenses and other current assets	205	194
Total current assets	2,495	1,003
Property and equipment, net	1,592	1,626
Intangible assets, net	3,398	3,467
Goodwill	3,860	3,843
Related party long-term assets	512	452
Deferred tax assets	41	153
Operating lease right-of-use assets	438	466
Other long-term assets	129	139
Total assets	$12,465	$11,149
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,022	$1,151
Accrued interest	157	160
Current portion of deferred revenue	1,833	1,930
Current maturities of debt	1,492	2
Operating lease current liabilities	46	46
Related party current liabilities	2	4
Total current liabilities	4,552	3,293
Long-term deferred revenue	123	130
Long-term debt	7,841	7,842
Deferred tax liabilities	70	70
Operating lease liabilities	430	456
Other long-term liabilities	117	94
Total liabilities	13,133	11,885
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 4,355 and 4,412 shares issued; 4,353 and 4,412 shares outstanding at June 30, 2020 and December 31, 2019, respectively	4	4
Accumulated other comprehensive (loss) income, net of tax	(7)	8
Additional paid-in capital	(49)	395
Treasury stock, at cost; 2 and 0 shares of common stock at June 30, 2020 and December 31, 2019, respectively	(9)	—
Accumulated deficit	(607)	(1,143)
Total stockholders’ equity (deficit)	(668)	(736)
Total liabilities and stockholders’ equity (deficit)	$12,465	$11,149
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Six Months Ended June 30, 2020
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2019	4,412	$4	$8	$395	—	$—	$(1,143)	$(736)
Comprehensive income, net of tax	—	—	(15)	—	—	—	536	521
Share-based payment expense	—	—	—	115	—	—	—	115
Exercise of stock options and vesting of restricted stock units	11	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(43)	—	—	—	(43)
Cash dividends paid on common stock, $0.02662 per share	—	—	—	(117)	—	—	—	(117)
Common stock repurchased	—	—	—	—	70	(408)	—	(408)
Common stock retired	(68)	—	—	(399)	(68)	399	—	—
Balance at June 30, 2020	4,355	$4	$(7)	$(49)	2	$(9)	$(607)	$(668)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended June 30, 2020
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at March 31, 2020	4,379	$4	$(17)	$116	—	$—	$(850)	$(747)
Comprehensive income, net of tax	—	—	10	—	—	—	243	253
Share-based payment expense	—	—	—	56	—	—	—	56
Exercise of stock options and vesting of restricted stock units	3	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Cash dividends paid on common stock, $0.01331 per share	—	—	—	(58)	—	—	—	(58)
Common stock repurchased	—	—	—	—	29	(165)	—	(165)
Common stock retired	(27)	—	—	(156)	(27)	156	—	—
Balance at June 30, 2020	4,355	$4	$(7)	$(49)	2	$(9)	$(607)	$(668)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Six Months Ended June 30, 2019
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2018	4,346	$4	$(6)	$242	—	$—	$(2,057)	$(1,817)
Comprehensive income, net of tax	—	—	14	—	—	—	425	439
Share-based payment expense	—	—	—	134	—	—	—	134
Exercise of stock options and vesting of restricted stock units	13	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(47)	—	—	—	(47)
Cash dividends paid on common stock, $0.0242 per share	—	—	—	(113)	—	—	—	(113)
Issuance of common stock as part of Pandora Acquisition	392	1	—	2,354	—	—	—	2,355
Equity component of convertible note	—	—	—	62	—	—	—	62
Common stock repurchased	—	—	—	—	259	(1,502)	—	(1,502)
Common stock retired	(254)	(1)	—	(1,473)	(254)	1,474	—	—
Balance at June 30, 2019	4,497	$4	$8	$1,159	5	$(28)	$(1,632)	$(489)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended June 30, 2019
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at March 31, 2019	4,650	$5	$1	$2,071	5	$(28)	$(1,895)	$154
Comprehensive income, net of tax	—	—	7	—	—	—	263	270
Share-based payment expense	—	—	—	60	—	—	—	60
Exercise of stock options and vesting of restricted stock units	5	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(13)	—	—	—	(13)
Cash dividends paid on common stock, $0.0121 per share	—	—	—	(56)	—	—	—	(56)
Equity component of convertible note	—	—	—	(6)	—	—	—	(6)
Common stock repurchased	—	—	—	—	158	(898)	—	(898)
Common stock retired	(158)	(1)	—	(897)	(158)	898	—	—
Balance at June 30, 2019	4,497	$4	$8	$1,159	5	$(28)	$(1,632)	$(489)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net income	$536	$425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256	226
Non-cash interest expense, net of amortization of premium	10	7
Provision for doubtful accounts	38	27
Amortization of deferred income related to equity method investment	(1)	(1)
Loss on extinguishment of debt	—	1
Loss on unconsolidated entity investments, net	3	10
Dividend received from unconsolidated entity investment	1	1
Loss on restructuring	24	—
Loss (gain) on other investments	1	(3)
Share-based payment expense	107	127
Deferred income taxes	116	146
Amortization of right-of-use assets	28	2
Changes in operating assets and liabilities:
Receivables	134	(69)
Inventory	(4)	6
Related party, net	9	(1)
Prepaid expenses and other current assets	(13)	(20)
Other long-term assets	10	7
Accounts payable and accrued expenses	(136)	36
Accrued interest	(3)	6
Deferred revenue	(105)	(4)
Operating lease liabilities	(26)	7
Other long-term liabilities	22	5
Net cash provided by operating activities	1,007	941
Cash flows from investing activities:
Additions to property and equipment	(149)	(160)
Purchases of other investments	(7)	(7)
Acquisition of business, net of cash acquired	(28)	313
Sale of short-term investments	—	72
Investments in related parties and other equity investees	(84)	(9)
Repayment from related party	3	—
Net cash (used in) provided by investing activities	(265)	209
Cash flows from financing activities:
Proceeds from exercise of stock options	—	1
Taxes paid from net share settlements for stock-based compensation	(43)	(47)
Revolving credit facility, net of deferred financing costs	—	(439)
Proceeds from long-term borrowings, net of costs	1,483	1,236
Proceeds from sale of capped call security	—	3
Principal payments of long-term borrowings	(5)	(156)
Common stock repurchased and retired	(399)	(1,474)
Dividends paid	(117)	(113)
Net cash provided by (used in) financing activities	919	(989)
Net increase in cash, cash equivalents and restricted cash	1,661	161
Cash, cash equivalents and restricted cash at beginning of period	120	65
Cash, cash equivalents and restricted cash at end of period (1)	$1,781	$226
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2020	2019
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$194	$171
Income taxes paid	$10	$5
Non-cash investing and financing activities:
Treasury stock not yet settled	$(9)	$(28)
Fair value of shares issued related to acquisition of a business	$—	$2,355
Accumulated other comprehensive (loss) income, net of tax	$(15)	$14
(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$1,770	$106	$215	$54
Restricted cash included in Other long-term assets	11	14	11	11
Total cash, cash equivalents and restricted cash at end of period	$1,781	$120	$226	$65
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

(1)Business & Basis of Presentation
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

Sirius XM
Our Sirius XM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis. The Sirius XM service is distributed through our two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and our website. Our Sirius XM service is also available through our user interface, which we call “360L,” that combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience. The primary source of revenue from our Sirius XM business is generated from subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our satellite radios and accessories, and other ancillary services.  As of June 30, 2020, our Sirius XM business had approximately 34.3 million subscribers.
In addition to our audio entertainment businesses, we provide connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. We also offer a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-time weather services in vehicles, boats and planes.
In May 2020, we terminated the Automatic Labs Inc. (“Automatic”) service, which was part of our connected services business. Automatic operated a service for consumers and auto dealers and offered an install-it-yourself adapter and mobile application, which transformed older vehicles into connected vehicles. During the three and six months ended June 30, 2020, we recorded $24 of restructuring expenses in our unaudited consolidated statements of comprehensive income related to this termination of the service. Refer to Note 4 for more information.
Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium.  As of June 30, 2020, Pandora had approximately 6.3 million subscribers. The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service. In addition, Pandora has an arrangement with SoundCloud Holdings, LLC ("SoundCloud") to be its exclusive US ad sales representative. Through this arrangement Pandora is able to offer advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. In addition, through AdsWizz Inc., Pandora provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
On June 16, 2020, Sirius XM acquired Simplecast for $28 in cash. Simplecast is a podcast management and analytics platform, powering podcasts from creators and brands. Refer to Note 3 for more information on this acquisition.
On February 10, 2020, Sirius XM invested $75 in SoundCloud. SoundCloud is the world’s largest open audio platform, with a connected community of creators, listeners, and curators. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment. The minority investment complements the existing ad sales relationship between SoundCloud and Pandora. Refer to Note 12 for more information on this investment.
Impact of the coronavirus (“COVID-19”) pandemic
The extent to which the COVID-19 pandemic and the related economic impact may affect our financial condition or results of operations is uncertain. The extent of the impact on our operational and financial performance will depend on various factors, including the duration and spread of the outbreak and its impact on vehicle sales, advertising and consumer spending. To date, the pandemic has not increased our costs of or access to capital under our revolving credit facility and debt markets, and we do not believe it is reasonably likely to in the future. In addition, we do not believe that the pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including under our revolving credit facility. Due to the nature of our subscription business, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations until future periods.
Liberty Media
As of June 30, 2020, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 73% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
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
In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 19.

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

(2)Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of June 30, 2020 and December 31, 2019, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value due to the short-term nature of these instruments.
Our liabilities measured at fair value were as follows:

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$9,655	—	$9,655	—	$8,378	—	$8,378
(a)The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 13 for information related to the carrying value of our debt as of June 30, 2020 and December 31, 2019.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss of $7 was primarily comprised of the cumulative foreign currency translation adjustments related to our investment in and loan to Sirius XM Canada (refer to Note 12 for additional information). During the three and six months ended June 30, 2020, we recorded foreign currency translation adjustment income (loss) of $10 and $(15), respectively, net of tax (expense) benefit of $(3) and $5, respectively. During the three and six months ended June 30, 2019, we recorded foreign currency translation adjustment income of $7 and $14, respectively, net of a tax expense of $3 and $5, respectively.
Recently Adopted Accounting Policies
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of income as the costs related to the hosting fees. The guidance in this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted including adoption in any interim period. The amendments will be applied prospectively to all implementation costs incurred after adoption. This ASU did not, and is not expected to, have a material impact on our consolidated statements of operations.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(3)Acquisitions
Simplecast
On June 16, 2020, Sirius XM acquired Simplecast for $28 in cash. Simplecast is a podcast management and analytics platform. In connection with the acquisition, we recognized goodwill of $17, amortizable intangible assets of $12, other assets of less than $1 and deferred tax liabilities of $1.
Pandora
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
We recognized acquisition related costs of $7 and $83 that were expensed in Acquisition and restructuring costs in our unaudited consolidated statements of comprehensive income during the three and six months ended June 30, 2019, respectively.
Pro Forma Financial Information
Pandora was consolidated into our financial statements starting on the acquisition date, February 1, 2019. The aggregate revenue and net loss of Pandora consolidated into our financial statements was $441 and $56, respectively, for the three months ended June 30, 2019 and $692 and $178, respectively, for the six months ended June 30, 2019. The following pro forma financial information presents our results as if the Pandora Acquisition had occurred on January 1, 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	$1,876	$1,979	$3,830	$3,839
Net income	$243	$265	$536	$446
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(4)Restructuring Costs
In May 2020, we terminated the Automatic service, which was part of our connected services business. During the three and six months ended June 30, 2020, we recorded $24 of restructuring expenses primarily related to the write down of property and equipment, definite lived intangible assets and certain other assets in Acquisition and restructuring costs in our unaudited consolidated statements of comprehensive income. The termination of the Automatic service does not meet the requirements to be reported as a discontinued operation in our unaudited consolidated statements of comprehensive income because the termination of the service does not represent a strategic shift that will have a major effect on our operations and financial results.

(5)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and six months ended June 30, 2020 and 2019.
Common stock equivalents of 77 and 88 for the three months ended June 30, 2020 and 2019, respectively, and 60 and 71 for the six months ended June 30, 2020 and 2019, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive. We issued 392 shares of our common stock in connection with the Pandora Acquisition.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net Income available to common stockholders for basic net income per common share	$243	$263	$536	$425
Effect of interest on assumed conversions of convertible notes, net of tax	2	2	4	3
Net Income available to common stockholders for dilutive net income per common share	$245	$265	$540	$428
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,369	4,568	4,387	4,569
Weighted average impact of assumed convertible notes	29	29	29	27
Weighted average impact of dilutive equity instruments	59	78	71	81
Weighted average shares for diluted net income per common share	4,457	4,675	4,487	4,677
Net income per common share:
Basic	$0.06	$0.06	$0.12	$0.09
Diluted	$0.05	$0.06	$0.12	$0.09

(6)Receivables, net
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
Receivables, net, consists of the following:

	June 30, 2020	December 31, 2019
Gross customer accounts receivable	$413	$546
Allowance for doubtful accounts	(18)	(14)
Customer accounts receivable, net	$395	$532
Receivables from distributors	82	113
Other receivables	20	25
Total receivables, net	$497	$670

(7)Inventory, net
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
Inventory, net, consists of the following:

	June 30, 2020	December 31, 2019
Raw materials	$—	$3
Finished goods	15	13
Allowance for obsolescence	(3)	(5)
Total inventory, net	$12	$11

(8)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASC 350 also states that a reporting unit with a zero or negative carrying amount is not required to perform a qualitative assessment. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of June 30, 2020.
As of June 30, 2020, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and six months ended June 30, 2020 and 2019.  As of June 30, 2020, the cumulative balance of goodwill impairments recorded was $4,766, which was recognized during the year ended December 31, 2008 and is included in the carrying value of the goodwill allocated to our Sirius XM reporting unit.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
As of June 30, 2020, the carrying amount of goodwill for our Sirius XM and Pandora reporting units was $2,290 and $1,570, respectively. We recorded additional goodwill of $17 during the three and six months ended June 30, 2020 related to the acquisition of Simplecast in June 2020 which was recorded to our Pandora reporting unit. As of December 31, 2019, the carrying amount of goodwill for our Sirius XM and Pandora reporting units was $2,290 and $1,553, respectively.

(9)Intangible Assets
Our intangible assets include the following:

		June 30, 2020			December 31, 2019
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	251	—	251
Definite life intangible assets:
OEM relationships	15 years	220	(98)	122	220	(90)	130
Licensing agreements	12 years	45	(43)	2	45	(42)	3
Software and technology	7 years	30	(15)	15	35	(25)	10
Due to Pandora Acquisition:
Indefinite life intangible assets:
Trademarks	Indefinite	$331	$—	$331	$331	$—	$331
Definite life intangible assets:
Customer relationships	8 years	403	(75)	328	403	(49)	354
Software and technology	5 years	373	(107)	266	373	(69)	304
Total intangible assets		$3,736	$(338)	$3,398	$3,742	$(275)	$3,467

Indefinite Life Intangible Assets
We have identified our FCC licenses and XM and Pandora trademarks as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.
We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. Each of the FCC licenses authorizes us to use radio spectrum, a reusable resource that does not deplete or exhaust over time.
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. During the three and six months ended June 30, 2020, we recognized an impairment loss of less than $1 for intangible assets with indefinite lives related to the termination of the Automatic service. As of June 30, 2020, there were no other indicators of impairment. No impairment loss was recognized for intangible assets with indefinite lives during the three and six months ended June 30, 2019.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $38 for both the three months ended June 30, 2020 and 2019, and $76 and $65 for the six months ended June 30, 2020 and 2019, respectively. There were retirements of definite lived intangible assets of $17, which included a loss of $4, due to the termination of the Automatic service, during the six months ended June 30, 2020. As part of the Simplecast acquisition, $12 was allocated to identifiable intangible assets subject to amortization and related to the assessed fair value of software and technology, which was determined by using the multi-period excess earnings method, as of the acquisition date.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The expected amortization expense for each of the fiscal years 2020 through 2024 and for periods thereafter is as follows:

Years ending December 31,	Amount
2020 (remaining)	$74
2021	146
2022	146
2023	136
2024	70
Thereafter	161
Total definite life intangible assets, net	$733

(10)Property and Equipment
Property and equipment, net, consists of the following:

	June 30, 2020	December 31, 2019
Satellite system	$1,587	$1,587
Terrestrial repeater network	102	100
Leasehold improvements	106	105
Broadcast studio equipment	121	137
Capitalized software and hardware	1,175	1,086
Satellite telemetry, tracking and control facilities	92	87
Furniture, fixtures, equipment and other	91	89
Land	38	38
Building	63	63
Construction in progress	516	505
Total property and equipment	3,891	3,797
Accumulated depreciation and amortization	(2,299)	(2,171)
Property and equipment, net	$1,592	$1,626
Construction in progress consists of the following:

	June 30, 2020	December 31, 2019
Satellite system	$390	$371
Terrestrial repeater network	8	7
Capitalized software and hardware	109	107
Other	9	20
Construction in progress	$516	$505
Depreciation and amortization expense on property and equipment was $86 and $81 for the three months ended June 30, 2020 and 2019, respectively, and $180 and $161 for the six months ended June 30, 2020 and 2019, respectively.  Property and equipment of $36 and $65, which included a loss of $13 related to the termination of the Automatic service, was retired during the three and six months ended June 30, 2020, respectively. There were no retirements of property and equipment during the three and six months ended June 30, 2019.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $4 for both the three months ended June 30, 2020 and 2019, and $9 and $8 for the six months ended June 30, 2020 and 2019, respectively, which related to the construction of our SXM-7 and SXM-8 satellites. We also capitalize a portion of

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $5 and $4 for the three months ended June 30, 2020 and 2019, respectively, and $8 and $7 for the six months ended June 30, 2020 and 2019, respectively.
Satellites
As of June 30, 2020, we owned a fleet of five satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of June 30, 2020:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2022
XM-3	2005	2020	2021
XM-4	2006	2021	2022
XM-5	2010	2025	2026

(11)Leases
We have operating and finance leases for offices, terrestrial repeaters, data centers and certain equipment. Our leases have remaining lease terms of less than 1 year to 17 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. We elected the practical expedient to account for the lease and non-lease components as a single component. Additionally, we elected the practical expedient to not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.
The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$21	$21	$41	$38
Finance lease cost	1	2	1	3
Sublease income	(1)	(1)	(1)	(2)
Total lease cost	$21	$22	$41	$39

(12)Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Sirius XM Canada and SoundCloud.

Liberty Media
As of June 30, 2020, Liberty Media beneficially owned, directly and indirectly, approximately 73% of the outstanding shares of our common stock. Liberty Media has one executive, one senior advisor and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

Sirius XM Canada
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, a privately held corporation. We own 591 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share. Sirius XM also made a loan to Sirius XM Canada in the aggregate amount of $131. The loan is denominated in Canadian

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. During the six months ended June 30, 2020 and 2019, Sirius XM Canada repaid $3 and less than $1 of the principal amount of the loan, respectively.
Sirius XM has a Services Agreement and an Advisory Services Agreement with Sirius XM Canada. Each agreement has a thirty-year term. Pursuant to the Services Agreement, Sirius XM Canada currently pays Sirius XM 25% of its gross revenues on a monthly basis, and pursuant to the Advisory Services Agreement, Sirius XM Canada pays Sirius XM 5% of its gross revenues on a monthly basis.
Sirius XM Canada is accounted for as an equity method investment, and its results are not consolidated in our unaudited consolidated financial statements. Sirius XM Canada does not meet the requirements for consolidation as we do not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.
Our related party long-term assets as of June 30, 2020 and December 31, 2019 included the carrying value of our investment balance in Sirius XM Canada of $314 and $321, respectively, and, as of June 30, 2020 and December 31, 2019, also included $122 and $131, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of less than $1 during both the three months ended June 30, 2020 and 2019, and $1 during both the six months ended June 30, 2020 and 2019.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income of $23 and $24 for the three months ended June 30, 2020 and 2019, respectively, and $48 for both the six months ended June 30, 2020 and 2019.

SoundCloud
In February 2020, Sirius XM completed a $75 investment in SoundCloud's Series G Membership Units ("Series G Units"). The Series G Units are convertible at the option of the holders at any time into shares of ordinary membership units of SoundCloud at a ratio of one ordinary membership unit for each Series G Unit. The investment in SoundCloud is accounted for as an equity method investment which is recorded in Related party long-term assets in our unaudited consolidated balance sheet. Sirius XM has appointed two individuals to serve on SoundCloud's nine-member board of managers. For both the three and six months ended June 30, 2020, we recorded $1 representing our share of SoundCloud's net loss in Other income (expense) in our unaudited consolidated statement of comprehensive income.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive US ad sales representative. Through this arrangement Pandora offers advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. We recorded revenue share expense of $10 and $9 related to this agreement during the three months ended June 30, 2020 and 2019, respectively, and $22 and $12 for the six months ended June 30, 2020 and 2019, respectively. We also had related party liabilities of $14 as of June 30, 2020 related to this agreement.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(13)Debt
Our debt as of June 30, 2020 and December 31, 2019 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at June 30, 2020	June 30, 2020	December 31, 2019
Pandora (b) (c)	December 2015	1.75% Convertible Senior Notes	December 1, 2020	semi-annually on June 1 and December 1	$1	$1	$1
Sirius XM (d)	July 2017	3.875% Senior Notes	August 1, 2022	semi-annually on February 1 and August 1	1,000	996	995
Sirius XM (d) (h)	May 2013	4.625% Senior Notes	May 15, 2023	semi-annually on May 15 and November 15	500	498	498
Pandora (b) (e)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	193	166	163
Sirius XM (d)	July 2019	4.625% Senior Notes	July 15, 2024	semi-annually on January 15 and July 15	1,500	1,486	1,485
Sirius XM (d) (h)	March 2015	5.375% Senior Notes	April 15, 2025	semi-annually on April 15 and October 15	1,000	994	993
Sirius XM (d)	May 2016	5.375% Senior Notes	July 15, 2026	semi-annually on January 15 and July 15	1,000	993	992
Sirius XM (d)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,489	1,488
Sirius XM (d)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,237	1,236
Sirius XM (d) (g)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,483	—
Sirius XM (f)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 29, 2023	variable fee paid quarterly	—	—	—
Sirius XM	Various	Finance leases	Various	n/a	n/a	1	2
Total Debt						9,344	7,853
Less: total current maturities						1,492	2
Less: total deferred financing costs						11	9
Total long-term debt						$7,841	$7,842
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount.
(b)Holdings has unconditionally guaranteed all of the payment obligations of Pandora under these notes.
(c)We acquired $152 in principal amount of the 1.75% Convertible Senior Notes due 2020 as part of the Pandora Acquisition. On February 14, 2019, Pandora announced a tender offer to repurchase for cash any and all of its outstanding 1.75% Convertible Senior Notes due 2020 at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon to, but not including, the repurchase date. On March 18, 2019, we purchased $151 in aggregate principal amount of the 1.75% Convertible Senior Notes due 2020 that had been validly tendered and not validly withdrawn in the repurchase offer. We recorded a $1 Loss on extinguishment of debt in connection with this transaction. In addition, we unwound a capped call security acquired as part of the Pandora Acquisition in March 2019 for $3.
(d)All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed these notes.
(e)We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the Pandora Acquisition. We allocate the principal amount of the 1.75% Convertible Senior Notes due 2023 between the liability and equity components. The value assigned to the debt components of the 1.75% Convertible Senior Notes due 2023 is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the fair value of the debt and this estimated fair value represents the value which has been assigned to the equity component. The equity component is recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
over the carrying amount of the liability component is recorded as a debt discount and is being amortized to interest expense using the effective interest method through the December 1, 2023 maturity date. The 1.75% Convertible Senior Notes due 2023 were not convertible into common stock and not redeemable as of June 30, 2020. As a result, we have classified the debt as Long-term within our unaudited consolidated balance sheets.
(f)The $1,750 Credit Facility expires in June 2023. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of June 30, 2020.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt. Additionally, the amount available for future borrowing under the Credit Facility is reduced by letters of credit issued for the benefit of Pandora, which were $1 as of June 30, 2020.
(g)On June 11, 2020, Sirius XM issued $1,500 aggregate principal amount of the 4.125% Senior Notes due 2030 with a net original issuance discount and deferred financing costs in the aggregate of $19.
(h)On June 8, 2020, Sirius XM issued a redemption notice pursuant to the indentures governing its 4.625% Senior Notes due 2023 (the "4.625% Notes") and 5.375% Senior Notes due 2025 (the "5.375% Notes") to redeem all of the $500 aggregate principal amount of outstanding 4.625% Notes and all of the $1,000 aggregate principal amount of outstanding 5.375% Notes using the proceeds from the 4.125% Senior Notes due 2030. This redemption will result in a Loss on extinguishment of debt, net, of approximately $40 in the third quarter of 2020. These Notes have been presented in Current maturities of debt in our June 30, 2020 unaudited consolidated balance sheet. For a discussion of subsequent events related to this debt refer to Note 19.

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
At June 30, 2020 and December 31, 2019, we were in compliance with our debt covenants.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The Pandora 2020 Notes will mature on December 1, 2020, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of June 30, 2020, the conversion rate applicable to the Pandora 2020 Notes was 88.5816 shares of Holdings’ common stock per one thousand principal amount of the Pandora 2020 Notes plus carryforward adjustments not yet effected pursuant to the terms of the indenture governing the Pandora 2020 Notes. Pandora has irrevocably elected and determined to settle all conversion obligations from and after February 1, 2019 with respect to the Pandora 2020 Notes solely in cash. During the six months ended June 30, 2019, we purchased $151 in aggregate principal amount of the Pandora 2020 Notes. See footnote (c) to the table above.
The Pandora 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of June 30, 2020, the conversion rate applicable to the Pandora 2023 Notes was 151.9533 shares of Holdings' common stock per one thousand principal amount of the Pandora 2023 Notes plus carryforward adjustments not yet effected pursuant to the terms of the indenture governing the Pandora 2023 Notes.

(14)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 4,355 and 4,412 shares of common stock issued and 4,353 and 4,412 shares of common stock outstanding on June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020, there were 268 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Quarterly Dividends
During the six months ended June 30, 2020, we declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 30, 2020	$0.01331	February 12, 2020	$59	February 28, 2020
April 21, 2020	$0.01331	May 8, 2020	$58	May 29, 2020
Stock Repurchase Program
As of June 30, 2020, our board of directors had approved for repurchase an aggregate of $14,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2020, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,117 shares for $13,241, and $759 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the six months ended:

	June 30, 2020		June 30, 2019
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases	70	$408	259	$1,502
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of June 30, 2020 and December 31, 2019.

(15)Benefit Plans
We recognized share-based payment expense of $52 and $57 for the three months ended June 30, 2020 and 2019, respectively, and $107 and $127 for the six months ended June 30, 2020 and 2019, respectively. This amount includes $21 of

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
share-based compensation expense recorded in Acquisition and restructuring costs in our unaudited consolidated statements of comprehensive income during the six months ended June 30, 2019.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of June 30, 2020, 159 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.3%	2.1%	1.3%	2.5%
Expected life of options — years	3.80	3.99	3.82	3.36
Expected stock price volatility	36%	34%	25%	26%
Expected dividend yield	0.9%	0.9%	0.7%	0.8%

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The following table summarizes stock option activity under our share-based plans for the six months ended June 30, 2020:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	208	$4.46
Granted	7	$7.17
Exercised	(13)	$3.97
Forfeited, cancelled or expired	(1)	$6.10
Outstanding as of June 30, 2020	201	$4.58	5.28	$294
Exercisable as of June 30, 2020	143	$4.07	4.47	$265
The weighted average grant date fair value per stock option granted during the six months ended June 30, 2020 was $1.42.  The total intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $39 and $22, respectively.  During the six months ended June 30, 2020, the number of net settled shares which were issued as a result of stock option exercises was 4.
We recognized share-based payment expense associated with stock options of $12 and $15 for the three months ended June 30, 2020 and 2019, respectively, and $23 and $35 for the six months ended June 30, 2020 and 2019, respectively.
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the six months ended June 30, 2020:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2019	75	$5.95
Granted	7	$7.01
Vested	(12)	$5.81
Forfeited	(3)	$5.98
Nonvested as of June 30, 2020	67	$6.08
The total intrinsic value of restricted stock units, including PRSUs, vesting during the six months ended June 30, 2020 and 2019 was $77 and $102, respectively. During the six months ended June 30, 2020, the number of net settled shares which were issued as a result of restricted stock units vesting totaled 7. During the six months ended June 30, 2020, we granted 3 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the six months ended June 30, 2020, we granted less than 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the six months ended June 30, 2020.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $40 and $42 for the three months ended June 30, 2020 and 2019, respectively, and $84 and $92 for the six months ended June 30, 2020 and 2019, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at June 30, 2020 and December 31, 2019 was $342 and $415, respectively.  The total unrecognized compensation costs at June 30, 2020 are expected to be recognized over a weighted-average period of 2.2 years.

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
We recognized expenses of $3 and $2 for the three months ended June 30, 2020 and 2019, respectively, and $8 and $4 for the six months ended June 30, 2020 and 2019, respectively, in connection with the Sirius XM and Pandora Plans.
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
Contributions to the DCP, net of withdrawals, for the three months ended June 30, 2020 and 2019 were $1 and less than $1, respectively, and were $7 for both six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, the fair value of the investments held in the trust were $41 and $34, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of comprehensive income.  We recorded unrealized gains (losses) on investments held in the trust of $4 and $1 for the three months ended June 30, 2020 and 2019, respectively, and $(1) and $3 for the six months ended June 30, 2020 and 2019, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(16)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of June 30, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total
Debt obligations	$1,501	$1	$1,000	$193	$1,500	$5,250	$9,445
Cash interest payments	172	379	375	335	329	1,048	2,638
Satellite and transmission	30	48	2	1	1	1	83
Programming and content	157	235	151	87	43	97	770
Sales and marketing	47	35	25	9	3	8	127
Satellite incentive payments	3	8	9	9	9	47	85
Operating lease obligations	35	74	67	59	46	180	461
Advertising sales commitments	—	6	—	—	—	—	6
Royalties, minimum guarantees and other (1)	277	265	190	21	7	—	760
Total (2)	$2,222	$1,051	$1,819	$714	$1,938	$6,631	$14,375
(1)Includes $31 related to the debt premium paid in connection with the redemption of the 4.625% Notes and 5.375% Notes on July 9, 2020.
(2)The table does not include our reserve for uncertain tax positions, which at June 30, 2020 totaled $24.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Advertising Sales Commitments.    We have entered into agreements with third parties that contain minimum advertising sales guarantees and require that we make guaranteed payments. As of June 30, 2020, we had future minimum guarantee commitments of $6. On a quarterly basis, we record the greater of the cumulative actual expense incurred or the cumulative minimum guarantee based on our forecast for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in the agreement, which may be annual or a longer period.
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. Certain of our content agreements also contain minimum guarantees and require that we make upfront minimum guaranteed payments. During the six months ended June 30, 2020, we prepaid $5 in content costs related to minimum guarantees. As of June 30, 2020, we had future fixed minimum guarantee commitments of $108, of which $96 will be paid in 2020 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
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

Pre-1972 Sound Recording Litigation. On October 2, 2014, Flo & Eddie Inc. filed a class action suit against Pandora in the federal district court for the Central District of California. The complaint alleges a violation of California Civil Code Section 980, unfair competition, misappropriation and conversion in connection with the public performance of sound recordings recorded prior to February 15, 1972 (which we refer to as, “pre-1972 recordings”). On December 19, 2014, Pandora filed a motion to strike the complaint pursuant to California’s Anti-Strategic Lawsuit Against Public Participation (“Anti-

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
SLAPP”) statute, which following denial of Pandora’s motion was appealed to the Ninth Circuit Court of Appeals. In March 2017, the Ninth Circuit requested certification to the California Supreme Court on the substantive legal questions. The California Supreme Court accepted certification. In May 2019, the California Supreme Court issued an order dismissing consideration of the certified questions on the basis that, following the enactment of the Orrin G. Hatch-Bob Goodlatte Music Modernization Act, Pub. L. No. 115-264, 132 Stat. 3676 (2018) (the “MMA”), resolution of the questions posed by the Ninth Circuit Court of Appeals was no longer “necessary to . . . settle an important question of law.”

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

In January 2020, the participants filed written rebuttal statements, responding to each other’s proposals. A multi-week hearing was scheduled to begin before the CRB in March 2020, but has been delayed as a result of the COVID-19 pandemic. We expect the hearing to begin before the CRB this summer.

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(17)Income Taxes
We file a consolidated federal income tax return for all of our wholly owned subsidiaries.  For the three months ended June 30, 2020 and 2019, income tax expense was $74 and $76, respectively, and $154 and $157 for the six months ended June 30, 2020 and 2019, respectively.
Our effective tax rate for the three months ended June 30, 2020 and 2019 was 23.3% and 22.4%, respectively. Our effective tax rate for the six months ended June 30, 2020 and 2019 was 22.3% and 27.0%, respectively. The effective tax rates for the three and six months ended June 30, 2020 were primarily impacted by federal and state tax credits and the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the three months ended June 30, 2019 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the six months ended June 30, 2019 was primarily impacted by the increase to the valuation allowance related to certain federal research and development credits that are no longer expected to be realizable. We estimate our effective tax rate for the year ending December 31, 2020 will be approximately 23%.
As of June 30, 2020 and December 31, 2019, we had a valuation allowance related to deferred tax assets of $69 and $70, respectively, that was not likely to be realized due to certain net operating loss limitations, including tax credits, and acquired net operating losses that were not more likely than not going to be utilized.

(18)Segments and Geographic Information
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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had less than $1 of intersegment advertising revenue during both the three and six months ended June 30, 2020 and 2019.
Segment revenue and gross profit were as follows during the periods presented:

	For the Three Months Ended June 30, 2020
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$1,453	$125	$1,578
Advertising revenue	25	211	236
Equipment revenue	25	—	25
Other revenue	35	—	35
Total revenue	1,538	336	1,874
Cost of services (a)	(593)	(263)	(856)
Segment gross profit	$945	$73	$1,018

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended June 30, 2020
Segment Gross Profit	$1,018
Subscriber acquisition costs	(48)
Sales and marketing (a)	(201)
Engineering, design and development (a)	(52)
General and administrative (a)	(102)
Depreciation and amortization	(124)
Share-based payment expense	(52)
Acquisition and restructuring costs	(24)
Total other (expense) income	(98)
Consolidated income before income taxes	$317
(a)  Share-based payment expense of $10 related to cost of services, $16 related to sales and marketing, $9 related to engineering, design and development and $17 related to general and administrative has been excluded.

	For the Three Months Ended June 30, 2019
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$1,402	$135	$1,537
Advertising revenue	52	306	358
Equipment revenue	41	—	41
Other revenue	41	—	41
Total revenue	1,536	441	1,977
Cost of services (b)	(594)	(278)	(872)
Segment gross profit	$942	$163	$1,105
        The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended June 30, 2019
Segment Gross Profit	$1,105
Subscriber acquisition costs	(104)
Sales and marketing (b)	(213)
Engineering, design and development (b)	(61)
General and administrative (b)	(105)
Depreciation and amortization	(119)
Share-based payment expense	(57)
Acquisition and restructuring costs	(7)
Total other (expense) income	(100)
Consolidated income before income taxes	$339
(b)  Share-based payment expense of $10 related to cost of services, $19 related to sales and marketing, $13 related to engineering, design and development and $15 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	For the Six Months Ended June 30, 2020
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$2,910	$253	$3,163
Advertising revenue	69	452	521
Equipment revenue	66	—	66
Other revenue	76	—	76
Total revenue	3,121	705	3,826
Cost of services (c)	(1,186)	(509)	(1,695)
Segment gross profit	$1,935	$196	$2,131
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Six Months Ended June 30, 2020
Segment Gross Profit	$2,131
Subscriber acquisition costs	(147)
Sales and marketing (c)	(409)
Engineering, design and development (c)	(112)
General and administrative (c)	(193)
Depreciation and amortization	(256)
Share-based payment expense	(107)
Acquisition and restructuring costs	(24)
Total other (expense) income	(193)
Consolidated income before income taxes	$690
(c)  Share-based payment expense of $21 related to cost of services, $33 related to sales and marketing, $20 related to engineering, design and development and $33 related to general and administrative has been excluded.

	For the Six Months Ended June 30, 2019
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$2,772	$223	$2,995
Advertising revenue	98	469	567
Equipment revenue	82	—	82
Other revenue	77	—	77
Total revenue	3,029	692	3,721
Cost of services (d)	(1,163)	(448)	(1,611)
Segment gross profit	$1,866	$244	$2,110
        The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

For the Six Months Ended June 30, 2019
Segment Gross Profit	$2,110
Subscriber acquisition costs	(212)
Sales and marketing (d)	(381)
Engineering, design and development (d)	(106)
General and administrative (d)	(224)
Depreciation and amortization	(226)
Share-based payment expense	(106)
Acquisition and restructuring costs	(83)
Total other (expense) income	(190)
Consolidated income before income taxes	$582
(d)  Share-based payment expense of $19 related to cost of services, $34 related to sales and marketing, $22 related to engineering, design and development and $31 related to general and administrative has been excluded.
A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of June 30, 2020, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and six months ended June 30, 2020 and 2019.

(19)Subsequent Events
Debt Transactions
On June 8, 2020, Sirius XM issued a redemption notice pursuant to the indentures governing its 4.625% Senior Notes due 2023 (the "4.625% Notes") and 5.375% Senior Notes due 2025 (the "5.375% Notes") to redeem all of the $500 aggregate principal amount of outstanding 4.625% Notes and all of the $1,000 aggregate principal amount of outstanding 5.375% Notes. The 4.625% Notes and 5.375% Notes were redeemed on July 9, 2020 at a redemption price of 100.8% and 102.7% of the principal amount thereof, respectively, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. This redemption will result in a Loss on extinguishment of debt, net, of approximately $40 in the third quarter of 2020.
Capital Return Program
On July 14, 2020, our board of directors approved an additional $2,000 of common stock repurchases, increasing our total authorization to $16,000 since the inception of the program. For the period from July 1, 2020 to July 28, 2020 we repurchased 13 shares of our common stock on the open market for an aggregate purchase price of $75, including fees and commissions.
On July 14, 2020, our board of directors declared a quarterly dividend on our common stock in the amount of $0.01331 per share of common stock payable on August 31, 2020 to stockholders of record as of the close of business on August 7, 2020.
Stitcher Acquisition
On July 13, 2020, Sirius XM entered into an agreement with The E.W. Scripps Company ("Scripps") and certain of its subsidiaries ("Scripps") to acquire the assets of Stitcher, a pioneer in podcast production, distribution, and ad sales. Under the terms of the asset purchase agreement, at the closing, Sirius XM will make a cash payment of $265 to Scripps. The agreement provides that Sirius XM will potentially make up to $60 in additional contingent payments based on Stitcher achieving certain financial metrics in 2020 and 2021. The transaction is expected to close in the third quarter of 2020, subject to receipt of required regulatory approvals and the satisfaction of other customary closing conditions.

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

Special Note Regarding Forward-Looking Statements
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, including the risk factors described under “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019, the risk factor described under “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2019.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•The current COVID-19 pandemic has, and may continue to, adversely impact our business
•We face substantial competition and that competition is likely to increase over time
•If our efforts to attract and retain subscribers and listeners, or convert listeners into subscribers, are not successful, our business will be adversely affected
•Our Pandora ad-supported business has suffered a loss of monthly active users, which may adversely affect our Pandora business
•Privacy and data security laws and regulations may hinder our ability to market our services, sell advertising and impose legal liabilities
•We engage in extensive marketing efforts and the continued effectiveness of those efforts are an important part of our business
•Consumer protection laws and our failure to comply with them could damage our business
•A substantial number of our Sirius XM subscribers periodically cancel their subscriptions and we cannot predict how successful we will be at retaining customers
•Our ability to profitably attract and retain subscribers to our Sirius XM service as our marketing efforts reach more price-sensitive consumers is uncertain
•Our failure to convince advertisers of the benefits of our Pandora ad-supported service could harm our business
•If we are unable to maintain revenue growth from our advertising products, particularly in mobile advertising, our results of operations will be adversely affected
•If we fail to accurately predict and play music, comedy or other content that our Pandora listeners enjoy, we may fail to retain existing and attract new listeners
•If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer
•Interruption or failure of our information technology and communications systems could impair the delivery of our service and harm our business
•We rely on third parties for the operation of our business, and the failure of third parties to perform could adversely affect our business
•Our business depends in part upon the auto industry
•Our Pandora business depends in part upon consumer electronics manufacturers
•The market for music rights is changing and is subject to significant uncertainties
•Our ability to offer interactive features in our Pandora services depends upon maintaining licenses with copyright owners
•The rates we must pay for “mechanical rights” to use musical works on our Pandora service have increased substantially and these new rates may adversely affect our business
•Failure of our satellites would significantly damage our business
•Our Sirius XM service may experience harmful interference from wireless operations
•Failure to comply with FCC requirements could damage our business
•Economic conditions, including advertising budgets and discretionary spending, may adversely affect our business and operating results
•If we are unable to attract and retain qualified personnel, our business could be harmed
•We may not realize the benefits of acquisitions or other strategic investments and initiatives, including the acquisitions of Pandora and Simplecast
•Our use of pre-1972 sound recordings on our Pandora service could result in additional costs

•We may from time to time modify our business plan, and these changes could adversely affect us and our financial condition
•We have a significant amount of indebtedness, and our debt contains certain covenants that restrict our operations
•Our facilities could be damaged by natural catastrophes or terrorist activities
•The unfavorable outcome of pending or future litigation could have an adverse impact on our operations and financial condition
•Failure to protect our intellectual property or actions by third parties to enforce their intellectual property rights could substantially harm our business and operating results
•Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code subject to those licenses
•Rapid technological and industry changes and new entrants could adversely impact our services
•Existing or future laws and regulations could harm our business
•We may be exposed to liabilities that other entertainment service providers would not customarily be subject to
•Our business and prospects depend on the strength of our brands
•We are a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements
•While we currently pay a quarterly cash dividend to holders of our common stock, we may change our dividend policy at any time
•Our principal stockholder has significant influence, including over actions requiring stockholder approval, and its interests may differ from the interests of other holders of our common stock

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Special Note Regarding the Impact of the COVID-19 Pandemic on Our Business and Operations
The statements set forth below should be read in combination with the information contained in this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Quarterly Report on Form 10-Q.
General
In general, the COVID-19 pandemic, coupled with government issued stay-at-home orders, has had, and is continuing to have, a widespread and broad reaching effect on the economy. Beginning in late March, automakers idled plants and certain auto dealers have closed their retail operations. Vehicle sales have declined, sporting events have been cancelled, theaters remain closed and concerts have been postponed indefinitely. The impact of the COVID-19 pandemic on the travel industry has been far-reaching, adversely affecting airlines, hotels, cruise ships and theme parks. Unemployment rates, while improving, remain high as non-essential businesses have been closed and workers have been furloughed. Similarly, although media spending by businesses is recovering, spending continues to be down sharply compared to prior periods. While certain regions of the United States are in various phases of reopening, which includes the resumption of production for automakers and the reopening of many auto dealer locations, it is unclear what an economic recovery will look like after this historic shutdown of the economy as the United States continues to struggle with rolling outbreaks of the virus.

Against this background and these broad-based economic effects, the full extent to which the COVID-19 pandemic may negatively impact our business is still uncertain. The scope of the effects of the COVID-19 pandemic on our businesses depends on many factors beyond our control, and the effects are difficult to assess or predict with meaningful precision both generally and specifically as to our Sirius XM and Pandora businesses. The COVID-19 pandemic did not have a material effect on our revenues and expenses for the first quarter ended March 31, 2020, with the effects on our business first emerging in the quarter ended June 30, 2020, primarily as discussed below under "Business Performance Update".

Liquidity

To date, the COVID-19 pandemic and its related economic impact has not affected our capital and financial resources, including our liquidity position. We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts necessary to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and pursue strategic opportunities. After initially halting our stock repurchase program, we resumed repurchasing of our common stock again during the quarter ended June 30, 2020 and expect to continue repurchasing our common stock subject to numerous factors, including but not limited to market conditions. We have not suspended our quarterly common stock dividend payments as a result of the COVID-19 pandemic. As of June 30, 2020, prior to the redemption of the $500 aggregate principal amount of outstanding 4.625% Notes and the $1,000 aggregate principal amount of outstanding 5.375% Notes on July 9, 2020, we had approximately $1,770 of cash on hand and $1,749 was available for future borrowing under our revolving credit facility (after giving effect to outstanding letters of credit).

The COVID-19 pandemic to date has not impacted our ability to access our traditional funding sources. The pandemic has not increased our costs of or reduced our access to capital under our revolving credit facility or the debt capital markets, and we do not believe it is reasonably likely to do so in the near-term. In addition, we do not expect the pandemic to affect our ongoing ability to meet the covenants in our debt instruments, including under our revolving credit facility. During the three months ended June 30, 2020, our subsidiary, Sirius XM, completed an offering of $1,500 of 4.125% Senior Notes due 2030. Subsequent to quarter end, on July 9, 2020, Sirius XM used the net proceeds from this offering, together with cash on hand, to redeem all of its outstanding 5.375% Senior Notes due 2025 at a redemption price of 102.688% of the principal amount thereof plus accrued and unpaid interest thereon to, but excluding, the redemption date and to redeem all of its outstanding 4.625% Senior Notes due 2023 at a redemption price of 100.771% of the principal amount thereof plus accrued and unpaid interest thereon to, but excluding, the redemption date. This financing was executed consistent with our past practices to opportunistically extend the maturities of our existing debt and not in response to the COVID-19 pandemic.

Business Performance Update

We remain focused on the well-being of our employees, customers and all those we serve while also taking responsive measures to adapt to the current environment. We have undertaken and are generally in the process of making a diverse range of operational adjustments in response to the effects of COVID-19 pandemic. We have taken actions to help ensure the continuity of our audio entertainment service through the COVID-19 pandemic, including activating our business continuity plans and implementing measures to enable employees to work remotely. From a customer care and support perspective, we have adjusted our operations with call center vendors as a result of their inability to fully staff their operations. These adjustments have included shifting call center demand to “chat” platforms, activating interactive voice response (or “IVR”) systems and online capabilities, and working with call center vendors to increase the capability for customer service agents to work remotely. We are focused on optimizing customer support performance in this new environment.

Included below is information regarding certain trends related to our Sirius XM and Pandora businesses.

Sirius XM Business. Sales of new cars in the United States were down approximately 48% in April compared to April 2019, to a seasonally adjusted annual rate of 8.6, recovering to 12.2 in May, and 13.0 in June. Used vehicle trial starts were down 5% for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, and up 15% for the month of June 2020 compared to June 2019. For the first time in our history used car trial starts exceeded new car trial starts in the second quarter. Our aggregate Sirius XM trial subscription starts in the second quarter declined and that will result in fewer opportunities in the third quarter to convert consumers from trial subscriptions to self-pay subscriptions.

During the second quarter, while we experienced some decline in the rate at which purchasers and lessees of new cars converted from trial subscribers to self-pay subscribers of our satellite radio service, the decline was less than we originally expected. Similarly, used car conversion rates showed only a small impact from the COVID-19 pandemic. After a temporary lull, consumer response to our marketing campaigns has rebounded.

Our average self-pay monthly subscriber churn rates decreased from 1.8% during the quarter ended March 31, 2020 to 1.6% for the three months ended June 30, 2020. Vehicle related churn (churn resulting from a vehicle transaction by a consumer) and non-pay churn decreased during the second quarter, partially offset by an increase in voluntary churn (that is, churn resulting from consumers proactively canceling).

Against this background, we reported 264 thousand net new self-pay subscribers for the quarter ended June 30, 2020.

During the quarter ended June 30, 2020, the penetration rate of satellite radios in new vehicle sales was approximately 77%, an increase of nearly 500 basis points compared to the prior year period. This increase was due to rising penetration rate at certain OEMs, a favorable model-mix and a reduction in fleet vehicle sales as a percentage of total sales. Installations decreased 57% for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, but have begun to recover as installations were down approximately 81% in April, 75% in May and 26% in June, compared to the same periods last year, as automakers reopened factories in May and ramped up production.

Pandora Business. Advertising revenue from our Pandora business has declined markedly since mid-March 2020. Several categories of advertisers cancelled or paused orders during the second quarter, and while we have seen recent increases in advertising orders, the outlook for future advertising revenue is uncertain. Pandora advertising revenue was down approximately 41% in April, 36% in May and 18% in June from the same periods last year.

Ad supported listener hours on our Pandora services decreased markedly following the implementation of stay-at-home orders in mid-March 2020, but improved during the second half of the quarter ended June 30, 2020 to modest declines on a year over year basis. Ad supported listener hours were down approximately 10% in April, 4% in May and 3% in June from the same periods last year.

Potential Impact on our Results of Operations

It is difficult to predict how the COVID-19 pandemic will affect our company in the long-term. Based on what we have observed to date, however, we have attempted below to provide an explanation of how the pandemic has affected, and will likely continue to affect, our business, including our revenue and expenses, over the next six months. We presently believe that the COVID-19 pandemic and its related economic impact has and will likely continue to:
•adversely affect our subscriber revenue due to the decline in sales of vehicles, reduced drive time, and the inability of our vendors to fully staff call centers;
•cause a decline in advertising revenues in our Pandora and Sirius XM businesses as third parties pull back on advertising spending generally;
•have an adverse effect on our equipment revenue and the sale of satellite radios, components and accessories;
•negatively impact our other revenue as the pandemic is anticipated to have similar adverse effects on Sirius XM Canada and its service as well as adversely affect our connected services business;
•reduce our revenue share and royalties expenses, although in our Pandora ad-supported service royalty reductions may not be commensurate with the decline in ad revenues;
•not significantly affect our programming and content expenses as we expect to continue to honor our agreements to acquire, create, promote and produce content, including our obligations in some cases to sports leagues that have cancelled significant portions of their seasons;
•reduce our customer service and billing costs as we may experience lower costs as a result of the inability of our vendors to fully staff the operation and management of customer service centers and the move of some customer service interactions to digital channels, although such cost reductions may be partially offset by increased bad debt expense;
•not significantly affect our transmission expenses and costs of equipment expenses;
•reduce subscriber acquisition costs as hardware subsidies paid to radio manufacturers, distributors and automakers and subsidies paid for chipsets and certain other components used in manufacturing radios are expected to decline as a result of a reduction in vehicle production;
•decrease sales and marketing expenses as the reduction in auto sales is anticipated to reduce trial subscription starts, the volume of our marketing campaigns and the associated expenses related to direct mail, outbound telemarketing and email communications, and as we may reduce our spending on marketing, advertising, media and production, and digital performance media;
•reduce our engineering, design and development expenses as a slower pace of hiring may slow the development of new products and services, including streaming and connected vehicle services, and research and development efforts in the ordinary course;
•reduce our general and administrative expenses as a result of reductions in compensation, travel and entertainment and other costs; and
•not affect our depreciation and amortization expenses.
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
We are taking advantage of recent Federal tax relief to defer our portion of the social security payroll tax. This tax relief will not have a material impact on our liquidity position in either the short- or long-term. We have not received any financial assistance in the form of loans under the CARES Act.
You should not place undue reliance on any of our forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
For additional discussion of the risks to our business related to the COVID-19 pandemic, see “Risk factors—Risks related to our business—The current coronavirus (COVID-19) pandemic is adversely impacting our business” contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020. To the extent the COVID-19 pandemic or any other global health crisis does adversely impact our business or financial condition, it may also have the effect of heightening many of the other “Risk factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

Executive Summary
We operate two complementary audio entertainment businesses - our Sirius XM business and our Pandora business.

Sirius XM
Our Sirius XM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis. The Sirius XM service is distributed through our two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and our website. Our Sirius XM service is also available through our user interface, which we call “360L,” that combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience. The primary source of revenue from our Sirius XM business is generated from subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our satellite radios and accessories, and other ancillary services.  As of June 30, 2020, our Sirius XM business had approximately 34.3 million subscribers.
In addition to our audio entertainment businesses, we provide connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. We also offer a suite of data services that includes graphical weather, fuel prices, sports schedules and scores and movie listings, a traffic information service that includes information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems, and real-time weather services in vehicles, boats and planes.
In May 2020, we terminated the Automatic Labs Inc. (“Automatic”) service, which was part of our connected services business. Automatic operated a service for consumers and auto dealers and offered an install-it-yourself adapter and mobile application, which transformed older vehicles into connected vehicles. During the three and six months ended June 30, 2020, we recorded $24 of restructuring expenses in our unaudited consolidated statements of comprehensive income related to this termination of the service.
Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. As of June 30, 2020, Pandora had approximately 6.3 million subscribers.  The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service. Pandora is the exclusive US ad sales representative for SoundCloud. Through this arrangement Pandora offers advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. In addition, through AdsWizz, Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. As of June 30, 2020, our Pandora business had approximately 59.6 million monthly active users.
On June 16, 2020, Sirius XM acquired Simplecast for $28 in cash. Simplecast is a podcast management and analytics platform, powering podcasts from creators and brands. Refer to Note 3 to our unaudited consolidated financial statements in Part I, Item I, of this Quarterly Report on Form 10-Q for more information on this acquisition.
In February 2020, Sirius XM completed a $75 investment in SoundCloud. SoundCloud is the world’s largest open audio platform, with a connected community of creators, listeners, and curators. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment. The minority investment complements the existing ad sales relationship between SoundCloud and Pandora.

Liberty Media
As of June 30, 2020, Liberty Media beneficially owned, directly and indirectly, approximately 73% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Results of Operations
Actual Results
Set forth below are our results of operations for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019. The discussion of our results of operations for the three and six months ended June 30, 2020 and the three months ended June 30, 2019 includes the financial results of Pandora for the entire period, while the results of operations for the six months ended June 30, 2019 includes the financial results of Pandora from the date of the Pandora Acquisition, February 1, 2019. The inclusion of Pandora's results in the six months ended June 30, 2020 for the entire period may render direct comparisons with results for prior year period less meaningful. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

					2020 vs 2019 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
	2020	2019	2020	2019	Amount	%	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,453	$1,402	$2,910	$2,772	$51	4%	$138	5%
Advertising revenue	25	52	69	98	(27)	(52)%	(29)	(30)%
Equipment revenue	25	41	66	82	(16)	(39)%	(16)	(20)%
Other revenue	35	41	76	77	(6)	(15)%	(1)	(1)%
Total Sirius XM revenue	1,538	1,536	3,121	3,029	2	—%	92	3%
Pandora:
Subscriber revenue	125	135	253	223	(10)	(7)%	30	13%
Advertising revenue	211	306	452	469	(95)	(31)%	(17)	(4)%
Total Pandora revenue	336	441	705	692	(105)	(24)%	13	2%
Total consolidated revenue	1,874	1,977	3,826	3,721	(103)	(5)%	105	3%
Cost of services
Sirius XM:
Revenue share and royalties	365	360	731	707	5	1%	24	3%
Programming and content	104	113	216	215	(9)	(8)%	1	—%
Customer service and billing	99	99	192	197	—	—%	(5)	(3)%
Transmission	30	25	57	50	5	20%	7	14%
Cost of equipment	4	6	8	12	(2)	(33)%	(4)	(33)%
Total Sirius XM cost of services	602	603	1,204	1,181	(1)	—%	23	2%
Pandora:
Revenue share and royalties	222	240	426	385	(18)	(8)%	41	11%
Programming and content	6	3	12	7	3	100%	5	71%
Customer service and billing	23	21	48	36	2	10%	12	33%
Transmission	13	15	26	21	(2)	(13)%	5	24%
Total Pandora cost of services	264	279	512	449	(15)	(5)%	63	14%
Total consolidated cost of services	866	882	1,716	1,630	(16)	(2)%	86	5%
Subscriber acquisition costs	48	104	147	212	(56)	(54)%	(65)	(31)%
Sales and marketing	217	232	442	415	(15)	(6)%	27	7%
Engineering, design and development	61	74	132	128	(13)	(18)%	4	3%
General and administrative	119	120	226	255	(1)	(1)%	(29)	(11)%
Depreciation and amortization	124	119	256	226	5	4%	30	13%
Acquisition and restructuring costs	24	7	24	83	17	243%	(59)	(71)%
Total operating expenses	1,459	1,538	2,943	2,949	(79)	(5)%	(6)	—%
Income from operations	415	439	883	772	(24)	(5)%	111	14%
Other (expense) income:
Interest expense	(102)	(97)	(201)	(187)	(5)	(5)%	(14)	(7)%
Loss on extinguishment of debt	—	—	—	(1)	—	nm	1	nm
Other income (expense)	4	(3)	8	(2)	7	233%	10	500%
Total other (expense) income	(98)	(100)	(193)	(190)	2	2%	(3)	(2)%
Income before income taxes	317	339	690	582	(22)	(6)%	108	19%
Income tax expense	(74)	(76)	(154)	(157)	2	3%	3	2%
Net income	$243	$263	$536	$425	$(20)	(8)%	$111	26%
nm - not meaningful

Sirius XM Revenue
Refer to page 45 for our discussion on Sirius XM revenue.
Pandora Revenue
The six months ended June 30, 2020 includes Pandora's revenue for the entire period while the six months ended June 30, 2019 includes Pandora's revenue from the acquisition date, February 1, 2019. Refer to page 45 for our discussion on Pandora revenue.
Sirius XM Cost of Services
Refer to page 46 for our discussion on Sirius XM cost of services.
Pandora Cost of Services
The six months ended June 30, 2020 includes Pandora's cost of services for the entire period while the six months ended June 30, 2019 includes Pandora's cost of services from the acquisition date, February 1, 2019. Refer to page 46 for our discussion on Pandora cost of services.
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
For the three months ended June 30, 2020 and 2019, subscriber acquisition costs were $48 and $104, respectively, a decrease of 54%, or $56, and decreased as a percentage of total revenue. For the six months ended June 30, 2020 and 2019, subscriber acquisition costs were $147 and $212, respectively, a decrease of 31% or $65, and decreased as a percentage of total revenue. The decreases were driven by a decline in OEM installations as a result of the COVID-19 pandemic as well as lower hardware subsidies as certain subsidy rates decreased.
Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; and personnel related costs including salaries, commissions, and sales support. Marketing costs include expenses related to direct mail, outbound telemarketing, email communications, and digital performance media.
For the three months ended June 30, 2020 and 2019, sales and marketing expenses were $217 and $232, respectively, a decrease of 6%, or $15, and decreased as a percentage of total revenue. For the six months ended June 30, 2020 and 2019, sales and marketing expenses were $442 and $415, respectively, an increase of 7% or $27, and increased as a percentage of total revenue. The decrease for the three-month period was primarily due to lower personnel-related costs and lower travel and entertainment costs; partially offset by additional subscriber communications and acquisition campaigns. The increase for the six-month period was primarily due to the inclusion of Pandora for a full six months in the 2020 period, and additional subscriber communications, streaming services and products, retention programs and acquisition campaigns; partially offset by lower travel and entertainment costs.
Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.
For the three months ended June 30, 2020 and 2019, engineering, design and development expenses were $61 and $74, respectively, a decrease of 18%, or $13, and decreased as a percentage of total revenue. For the six months ended June 30, 2020 and 2019, engineering, design and development expenses were $132 and $128, respectively, an increase of 3% or $4, and increased as a percentage of total revenue. The decrease for the three-month period was driven by lower personnel-related costs. The increase for the six-month period was primarily due to the inclusion of Pandora for a full six months in the 2020 period as well as higher data costs.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended June 30, 2020 and 2019, general and administrative expenses were $119 and $120, respectively, a decrease of 1%, or $1, but increased as a percentage of total revenue. For the six months ended June 30, 2020 and 2019, general and administrative expenses were $226 and $255, respectively, a decrease of 11% or $29, and decreased as a percentage of total revenue. The decrease for the three-month period was driven by the closure of a sales and use tax audit, offset by higher legal costs. The decrease for the six-month period was primarily driven by a one-time $25 legal settlement reserve associated with Do-Not-Call litigation recorded in the first quarter of 2019 and the closure of a sales and use tax audit in the second quarter of 2020, partially offset by higher legal costs and the inclusion of Pandora for a full six months in the 2020 period.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended June 30, 2020 and 2019, depreciation and amortization expense was $124 and $119, respectively, an increase of 4%, or $5. For the six months ended June 30, 2020 and 2019, depreciation and amortization expense was $256 and $226, respectively, an increase of 13% or $30. The increase was driven by additional assets placed in-service. The increase for the six-month period was also impacted by the inclusion of Pandora for a full six months.
Acquisition and Restructuring Costs represents expenses associated with the acquisitions of Pandora and Simplecast and restructuring costs.
For the three months ended June 30, 2020 and 2019, acquisition and restructuring costs were $24 and $7, respectively. For the six months ended June 30, 2020 and 2019, acquisition and restructuring costs were $24 and $83, respectively. The acquisition and restructuring costs for the three and six months ended June 30, 2020 include costs associated with the termination of the Automatic service and costs associated with the acquisition of Simplecast. The acquisition and restructuring costs for the three and six months ended June 30, 2019 include costs associated with the Pandora Acquisition as well as related reorganization costs.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended June 30, 2020 and 2019, interest expense was $102 and $97, respectively. For the six months ended June 30, 2020 and 2019, interest expense was $201 and $187, respectively. The increase was primarily driven by higher average debt due to the issuances of Sirius XM's 5.500% Senior Notes due 2029, 4.625% Senior Notes due 2024, and the 4.125% Senior Notes due 2030; partially offset by the redemption of Sirius XM's 6.00% Senior Notes due 2024, redemption of the Pandora convertible notes in 2019, and lower interest rates.
Loss on Extinguishment of Debt includes losses incurred as a result of the redemption of certain debt.
We recorded a $1 loss on extinguishment of debt during the six months ended June 30, 2019. The loss was due to the repurchase of $151 principal amount of Pandora's 1.75% Convertible Senior Notes due 2020. There was no loss on extinguishment of debt during the three and six months ended June 30, 2020.
Other Income (Expense) primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For the three months ended June 30, 2020 and 2019, other income (expense) was $4 and $(3), respectively. For the six months ended June 30, 2020 and 2019, other income (expense) was $8 and $(2), respectively. During the six months ended June 30, 2020, we recorded a one-time lawsuit settlement of $7.

Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended June 30, 2020 and 2019, income tax expense was $74 and $76, respectively, and $154 and $157 for the six months ended June 30, 2020 and 2019, respectively.
Our effective tax rate for the three months ended June 30, 2020 and 2019 was 23.3% and 22.4%, respectively. Our effective tax rate for the six months ended June 30, 2020 and 2019 was 22.3% and 27.0%, respectively. The effective tax rates for the three and six months ended June 30, 2020 were primarily impacted by federal and state tax credits and the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the three months ended June 30, 2019 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the six months ended June 30, 2019 was primarily impacted by the increase to the valuation allowance related to certain federal research and development credits that are no longer expected to be realizable. We estimate our effective tax rate for the year ending December 31, 2020 will be approximately 23%.

In connection with the Pandora Acquisition, we acquired gross net operating loss ("NOLs") carryforwards of approximately $1,287 for federal income tax purposes. These NOL carryforwards are available to offset future taxable income. The acquired NOLs are limited annually by Section 382 of the Internal Revenue Code but we expect to fully utilize those NOLs within the carryforward period.

Unaudited Pro Forma Results
Set forth below are our pro forma results of operations for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019. These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the Pandora Acquisition actually occurred on January 1, 2019 and are not indicative of our consolidated results of operations in future periods. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs, fair value gain or loss on the Pandora investment and associated tax impacts. Pro forma adjustments are not included for the acquisition of Simplecast. Please refer to the Footnotes to Results of Operations (pages 49 through 54) following our discussion of results of operations.

					2020 vs 2019 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
	2020	2019	2020	2019	Amount	%	Amount	%
Revenue	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Sirius XM:
Subscriber revenue	$1,453	$1,402	$2,910	$2,772	$51	4%	$138	5%
Advertising revenue	25	52	69	98	(27)	(52)%	(29)	(30)%
Equipment revenue	25	41	66	82	(16)	(39)%	(16)	(20)%
Other revenue	37	43	80	81	(6)	(14)%	(1)	(1)%
Total Sirius XM revenue	1,540	1,538	3,125	3,033	2	—%	92	3%
Pandora:
Subscriber revenue	125	135	253	269	(10)	(7)%	(16)	(6)%
Advertising revenue	211	306	452	537	(95)	(31)%	(85)	(16)%
Total Pandora revenue	336	441	705	806	(105)	(24)%	(101)	(13)%
Total consolidated revenue	1,876	1,979	3,830	3,839	(103)	(5)%	(9)	—%
Cost of services
Sirius XM:
Revenue share and royalties	365	360	731	707	5	1%	24	3%
Programming and content	104	113	216	215	(9)	(8)%	1	—%
Customer service and billing	99	99	192	197	—	—%	(5)	(3)%
Transmission	30	25	57	50	5	20%	7	14%
Cost of equipment	4	6	8	12	(2)	(33)%	(4)	(33)%
Total Sirius XM cost of services	602	603	1,204	1,181	(1)	—%	23	2%
Pandora:
Revenue share and royalties	224	246	430	463	(22)	(9)%	(33)	(7)%
Programming and content	6	3	12	7	3	100%	5	71%
Customer service and billing	23	21	48	44	2	10%	4	9%
Transmission	13	15	26	26	(2)	(13)%	—	—%
Total Pandora cost of services	266	285	516	540	(19)	(7)%	(24)	(4)%
Total consolidated cost of services	868	888	1,720	1,721	(20)	(2)%	(1)	—%
Subscriber acquisition costs	48	104	147	212	(56)	(54)%	(65)	(31)%
Sales and marketing	217	232	442	451	(15)	(6)%	(9)	(2)%
Engineering, design and development	61	74	132	142	(13)	(18)%	(10)	(7)%
General and administrative	119	120	226	271	(1)	(1)%	(45)	(17)%
Depreciation and amortization	124	119	256	241	5	4%	15	6%
Acquisition and restructuring costs	24	—	24	—	24	nm	24	nm
Total operating expenses	1,461	1,537	2,947	3,038	(76)	(5)%	(91)	(3)%
Income from operations	415	442	883	801	(27)	(6)%	82	10%
Other (expense) income:
Interest expense	(102)	(97)	(201)	(189)	(5)	(5)%	(12)	(6)%
Loss on extinguishment of debt	—	—	—	(1)	—	nm	1	100%
Other income (expense)	4	(3)	8	(1)	7	233%	9	900%
Total other (expense) income	(98)	(100)	(193)	(191)	2	2%	(2)	(1)%
Income before income taxes	317	342	690	610	(25)	(7)%	80	13%
Income tax expense	(74)	(77)	(154)	(164)	3	4%	10	6%
Net income	$243	$265	$536	$446	$(22)	(8)%	$90	20%

Adjusted EBITDA	$615	$618	$1,254	$1,184	$(3)	—%	$70	6%
nm - not meaningful

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended June 30, 2020 and 2019, subscriber revenue was $1,453 and $1,402, respectively, an increase of 4%, or $51. For the six months ended June 30, 2020 and 2019, subscriber revenue was $2,910 and $2,772, respectively, an increase of 5% or $138. The increases were primarily driven by higher self-pay revenue as a result of increases in certain subscription plans and higher U.S. Music Royalty Fees due to a higher music royalty rate.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended June 30, 2020 and 2019, advertising revenue was $25 and $52, respectively, a decrease of 52%, or $27. For the six months ended June 30, 2020 and 2019, advertising revenue was $69 and $98, respectively, a decrease of 30% or $29. The decreases were due to lower advertising spend as a result of the impact of the COVID-19 pandemic primarily on news and sports channels related to the cancellation of live sporting events.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended June 30, 2020 and 2019, equipment revenue was $25 and $41, respectively, a decrease of 39% or $16. For the six months ended June 30, 2020 and 2019, equipment revenue was $66 and $82, respectively, a decrease of 20% or $16. The decreases were driven by lower royalty revenue as new vehicle production decreased due to the impact of the COVID-19 pandemic and by lower direct sales to consumers.
Sirius XM Other Revenue includes service and advisory revenue from our Sirius XM Canada, our connected vehicle services, and ancillary revenues.
For the three months ended June 30, 2020 and 2019, other revenue was $37 and $43, respectively, a decrease of 14%, or $6. For the six months ended June 30, 2020 and 2019, other revenue was $80 and $81, respectively, a decrease of 1% or $1. The decrease for the three-month period was primarily driven by lower revenue generated by our connected vehicle services, lower revenue from Sirius XM Canada and lower revenue from our rental car arrangements. The decrease for the six-month period was driven by lower revenue from Sirius XM Canada and lower revenue from our rental car arrangements, partially offset by higher revenue generated from our connected vehicle services.
Pandora Revenue
Pandora Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions.
For the three months ended June 30, 2020 and 2019, Pandora subscriber revenue was $125 and $135, respectively, a decrease of 7%, or $10. For the six months ended June 30, 2020 and 2019, Pandora subscriber revenue was $253 and $269, respectively, a decrease of 6% or $16. The decreases were primarily due to the expiration of the one-year promotional subscriptions generated through an expired agreement with T-Mobile.
Pandora Advertising Revenue is generated primarily from audio, display and video advertising.
For the three months ended June 30, 2020 and 2019, Pandora advertising revenue was $211 and $306, respectively, a decrease of 31%, or $95. For the six months ended June 30, 2020 and 2019, Pandora advertising revenue was $452 and $537, respectively, a decrease of 16% or $85. The decreases were primarily due to lower advertising spend as a result of the impact of the COVID-19 pandemic.
Total Consolidated Revenue
Total Consolidated Revenue for the three months ended June 30, 2020 and 2019, was $1,876 and $1,979, respectively, a decrease of 5%, or $103. Total Consolidated Revenue for the six months ended June 30, 2020 and 2019, was $3,830 and $3,839, respectively, a slight decrease of $9.

Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the three months ended June 30, 2020 and 2019, revenue share and royalties were $365 and $360, respectively, an increase of 1%, or $5, and increased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2020 and 2019, revenue share and royalties were $731 and $707, respectively, an increase of 3%, or $24, and increased as a percentage of total Sirius XM revenue. The increases were driven by overall greater revenues subject to music royalties and revenue share.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended June 30, 2020 and 2019, programming and content expenses were $104 and $113, respectively, a decrease of 8%, or $9, and decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2020 and 2019, programming and content expenses were $216 and $215, respectively, a slight increase of $1, but decreased as a percentage of total Sirius XM revenue. The decrease for the three-month period was driven by one-time benefits for reduced sports programming as a result of shortened sports seasons and lower live event programming costs due to the COVID-19 pandemic. The increase for the six-month period was primarily driven by higher content licensing costs as well as greater personnel-related costs partially offset by one-time benefits for reduced sports programming as a result of shortened sports seasons due to the COVID-19 pandemic.
Sirius XM Customer Service and Billing includes costs associated with the operation and management of internal and third-party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended June 30, 2020 and 2019, customer service and billing expenses were $99. For the six months ended June 30, 2020 and 2019, customer service and billing expenses were $192 and $197, respectively, a decrease of 3%, or $5, and decreased as a percentage of total Sirius XM revenue. The decline for the six-month period was driven by reduced staffing resulting from stay at home orders issued in countries in which we or our vendors operate call centers and lower transaction costs from a one-time recovery of fees, partially offset by higher bad debt expense.
Sirius XM Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet streaming and connected vehicle services.
For the three months ended June 30, 2020 and 2019, transmission expenses were $30 and $25, respectively, an increase of 20%, or $5, and increased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2020 and 2019, transmission expenses were $57 and $50, respectively, an increase of 14%, or $7, and increased as a percentage of total Sirius XM revenue. The increases were primarily driven by higher cloud hosting and wireless costs associated with our streaming services.
Sirius XM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended June 30, 2020 and 2019, cost of equipment was $4 and $6, respectively, a decrease of 33%, or $2, but increased as a percentage of equipment revenue. For the six months ended June 30, 2020 and 2019, cost of equipment was $8 and $12, respectively, a decrease of 33%, or $4, and decreased as a percentage of equipment revenue. The decreases were primarily due to lower direct sales to consumers and lower inventory reserves.
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
For the three months ended June 30, 2020 and 2019, revenue share and royalties were $224 and $246, respectively, a decrease of 9%, or $22, but increased as a percentage of total Pandora revenue. For the six months ended June 30, 2020 and 2019, revenue share and royalties were $430 and $463, respectively, a decrease of 7%, or $33, but increased as a percentage of total Pandora revenue. The decrease for the three-month period was primarily due to lower listening hours, lower subscriber revenue, and lower costs resulting from the presence of minimum guarantees associated with direct license agreements with major record labels in the prior year. The decrease for the six-month period was primarily driven by a reversal of a pre-acquisition reserve of $16 for royalties during the first quarter of 2020, lower listening hours, lower subscriber revenue, and lower costs resulting from the presence of minimum guarantees associated with direct license agreements with major record labels in the prior year.
Pandora Programming and Content includes costs to produce live listener events and promote content.
For the three months ended June 30, 2020 and 2019, programming and content expenses were $6 and $3, respectively, an increase of 100%, or $3, and increased as a percentage of total Pandora revenue. For the six months ended June 30, 2020 and 2019, programming and content expenses were $12 and $7, respectively, an increase of 71%, or $5, and increased as a percentage of total Pandora revenue. The increases were primarily attributable to higher personnel-related costs.
Pandora Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores, and bad debt expense.
For the three months ended June 30, 2020 and 2019, customer service and billing expenses were $23 and $21, respectively, an increase of 10%, or $2, and increased as a percentage of total Pandora revenue. For the six months ended June 30, 2020 and 2019, customer service and billing expenses were $48 and $44, respectively, an increase of 9%, or $4, and increased as a percentage of total Pandora revenue. The increases were primarily driven by higher bad debt expense.
Pandora Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended June 30, 2020 and 2019, transmission expenses were $13 and $15, respectively, a decrease of 13%, or $2, but increased as a percentage of total Pandora revenue. For both the six months ended June 30, 2020 and 2019, transmission expenses were $26. The decrease for the three-month period was driven by lower streaming and personnel-related costs.
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
For the three months ended June 30, 2020 and 2019, subscriber acquisition costs were $48 and $104, respectively, a decrease of 54%, or $56, and decreased as a percentage of total revenue. For the six months ended June 30, 2020 and 2019, subscriber acquisition costs were $147 and $212, respectively, a decrease of 31%, or $65, and decreased as a percentage of total revenue. The decreases were driven by a decline in OEM installations as a result of the COVID-19 pandemic as well as lower hardware subsidies as certain subsidy rates decreased.
Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; and personnel related costs including salaries, commissions, and sales support. Marketing costs include expenses related to direct mail, outbound telemarketing, email communications, and digital performance media.

For the three months ended June 30, 2020 and 2019, sales and marketing expenses were $217 and $232, respectively, a decrease of 6%, or $15, and decreased as a percentage of total revenue. For the six months ended June 30, 2020 and 2019, sales and marketing expenses were $442 and $451, respectively, a decrease of 2%, or $9, and decreased as a percentage of total revenue. The decreases was primarily due to lower personnel-related costs and lower travel and entertainment costs, partially offset by additional subscriber communications and acquisition campaigns.
Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of our radios into new vehicles manufactured by automakers.
For the three months ended June 30, 2020 and 2019, engineering, design and development expenses were $61 and $74, respectively, a decrease of 18%, or $13, and decreased as a percentage of total revenue. For the six months ended June 30, 2020 and 2019, engineering, design and development expenses were $132 and $142, respectively, a decrease of 7%, or $10, and decreased as a percentage of total revenue. The decreases were driven by lower personnel-related costs, partially offset by higher data costs.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended June 30, 2020 and 2019, general and administrative expenses were $119 and $120, respectively, a decrease of 1%, or $1, but increased as a percentage of total revenue. For the six months ended June 30, 2020 and 2019, general and administrative expenses were $226 and $271, respectively, a decrease of 17%, or $45, and decreased as a percentage of total revenue. The decrease for the three-month period was driven by the closure of a sales and use tax audit offset by higher legal costs. The decrease for the six-month period was primarily driven by a one-time $25 legal settlement reserve associated with Do-Not-Call litigation recorded in the first quarter of 2019, lower personnel costs, and the closure of a sales and use tax audit in the second quarter of 2020, partially offset by higher legal costs.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended June 30, 2020 and 2019, depreciation and amortization expense was $124 and $119, respectively, an increase of 4%, or $5. For the six months ended June 30, 2020 and 2019, depreciation and amortization expense was $256 and $241, respectively, an increase of 6%, or $15. The increases were driven by additional assets placed in-service.
Acquisition and Restructuring Costs represents expenses associated with the termination of the Automatic service and the acquisition of Simplecast.
For the both the three and six months ended June 30, 2020, acquisition and restructuring costs were $24. The acquisition and restructuring costs for the three and six months ended June 30, 2020 include costs associated with the termination of the Automatic service and costs associated with the acquisition of Simplecast. There were no acquisition and restructuring costs for the three and six months ended June 30, 2019.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended June 30, 2020 and 2019, interest expense was $102 and $97, respectively, an increase of 5%, or $5. For the six months ended June 30, 2020 and 2019, interest expense was $201 and $189, respectively, an increase of 6%, or $12. The increases were primarily driven by higher average debt due to the issuances of the 5.500% Senior Notes due 2029, the 4.625% Senior Notes due 2024 and the 4.125% Senior Notes due 2030; partially offset by the redemption of the 6.00% Senior Notes due 2024 and lower average interest rates.
Loss on Extinguishment of Debt, includes losses incurred as a result of the redemption of certain debt.
We recorded a $1 loss during the six months ended June 30, 2019. The loss was due to the repurchase of $151 principal amount of Pandora's 1.75% Convertible Senior Notes due 2020. There was no loss on extinguishment of debt during the six months ended June 30, 2020.

Other Income (Expense) primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from our equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For the three months ended June 30, 2020 and 2019, other income (expense) was $4 and $(3), respectively. For the six months ended June 30, 2020 and 2019, other income (expense) was $8 and $(1), respectively. During the six months ended June 30, 2020, we recorded a one-time lawsuit settlement of $7.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended June 30, 2020 and 2019, income tax expense was $74 and $77, respectively, and $154 and $164 for the six months ended June 30, 2020 and 2019, respectively.
Our effective tax rate for the three months ended June 30, 2020 and 2019 was 23.3% and 22.5%, respectively. Our effective tax rate for the six months ended June 30, 2020 and 2019 was 22.3% and 26.9%, respectively. The effective tax rates for the three and six months ended June 30, 2020 were primarily impacted by federal and state tax credits and the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the three months ended June 30, 2019 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the six months ended June 30, 2019 was primarily impacted by the increase to the valuation allowance related to certain federal research and development credits that are no longer expected to be realizable. We estimate our effective tax rate for the year ending December 31, 2020 will be approximately 23%.

In connection with the Pandora Acquisition, we acquired gross NOL carryforwards of approximately $1,287 for federal income tax purposes. These NOL carryforwards are available to offset future taxable income. The acquired NOLs are limited annually by Section 382 of the Internal Revenue Code but we expect to fully utilize those NOLs within the carryforward period.

Footnotes to Pro Forma Results of Operations
The following tables reconcile our results of operations as reported to our pro forma results of operations for the three and six months ended June 30, 2020 and 2019 which includes the Pandora pre-acquisition financial information for the applicable periods and the effects of purchase price accounting. These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the Pandora Acquisition actually occurred on January 1, 2019 and are not indicative of our consolidated results of operations in future periods. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs, fair value gain or loss on the Pandora investment and associated tax impacts.

	Unaudited for the Three Months Ended June 30, 2020
	As Reported	Predecessor Financial Information	Purchase Price Accounting Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$1,453	$—	$—		$1,453
Advertising revenue	25	—	—		25
Equipment revenue	25	—	—		25
Other revenue	35	—	2	(a)	37
Total Sirius XM revenue	1,538	—	2		1,540
Pandora:
Subscriber revenue	125	—	—		125
Advertising revenue	211	—	—		211
Total Pandora revenue	336	—	—		336
Total consolidated revenue	1,874	—	2		1,876
Cost of services
Sirius XM:
Revenue share and royalties	365	—	—		365
Programming and content	104	—	—		104
Customer service and billing	99	—	—		99
Transmission	30	—	—		30
Cost of equipment	4	—	—		4
Total Sirius XM cost of services	602	—	—		602
Pandora:
Revenue share and royalties	222	—	2	(b)	224
Programming and content	6	—	—		6
Customer service and billing	23	—	—		23
Transmission	13	—	—		13
Total Pandora cost of services	264	—	2		266
Total consolidated cost of services	866	—	2		868
Subscriber acquisition costs	48	—	—		48
Sales and marketing	217	—	—		217
Engineering, design and development	61	—	—		61
General and administrative	119	—	—		119
Depreciation and amortization	124	—	—		124
Acquisition and restructuring costs	24	—	—		24
Total operating expenses	1,459	—	2		1,461
Income from operations	415	—	—		415
Other (expense) income:
Interest expense	(102)	—	—		(102)
Loss on extinguishment of debt	—	—	—		—
Other (expense) income	4	—	—		4
Total other (expense) income	(98)	—	—		(98)
Income before income taxes	317	—	—		317
Income tax expense	(74)	—	—		(74)
Net income	$243	$—	$—		$243
(a) This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the merger of Sirius and XM (the "XM Merger").
(b) This adjustment includes the impact of additional expense associated with minimum guarantee royalty contracts recorded as part of the Pandora Acquisition.

	Unaudited for the Three Months Ended June 30, 2019
	As Reported	Predecessor Financial Information	Purchase Price Accounting Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$1,402	$—	$—		$1,402
Advertising revenue	52	—	—		52
Equipment revenue	41	—	—		41
Other revenue	41	—	2	(c)	43
Total Sirius XM revenue	1,536	—	2		1,538
Pandora:
Subscriber revenue	135	—	—		135
Advertising revenue	306	—	—		306
Total Pandora revenue	441	—	—		441
Total consolidated revenue	1,977	—	2		1,979
Cost of services
Sirius XM:
Revenue share and royalties	360	—	—		360
Programming and content	113	—	—		113
Customer service and billing	99	—	—		99
Transmission	25	—	—		25
Cost of equipment	6	—	—		6
Total Sirius XM cost of services	603	—	—		603
Pandora:
Revenue share and royalties	240	—	6	(d)	246
Programming and content	3	—	—		3
Customer service and billing	21	—	—		21
Transmission	15	—	—		15
Total Pandora cost of services	279	—	6		285
Total consolidated cost of services	882	—	6		888
Subscriber acquisition costs	104	—	—		104
Sales and marketing	232	—	—		232
Engineering, design and development	74	—	—		74
General and administrative	120	—	—		120
Depreciation and amortization	119	—	—		119
Acquisition and restructuring costs	7	—	(7)	(e)	—
Total operating expenses	1,538	—	(1)		1,537
Income from operations	439	—	3		442
Other (expense) income:
Interest expense	(97)	—	—		(97)
Loss on extinguishment of debt	—	—	—		—
Other (expense) income	(3)	—	—		(3)
Total other (expense) income	(100)	—	—		(100)
Income before income taxes	339	—	3		342
Income tax expense	(76)	—	(1)	(f)	(77)
Net income	$263	$—	$2		$265
(c) This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the XM Merger.
(d) This adjustment includes the impact of additional expense associated with minimum guarantee royalty contracts recorded as part of the Pandora Acquisition.
(e) This adjustment eliminates the impact of acquisition and other related costs.
(f) This adjustment to income taxes was calculated by applying Sirius XM's statutory tax rate at June 30, 2019 to the pro forma adjustments of $3.

	Unaudited for the Six Months Ended June 30, 2020
	As Reported	Predecessor Financial Information	Purchase Price Accounting Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$2,910	$—	$—		$2,910
Advertising revenue	69	—	—		69
Equipment revenue	66	—	—		66
Other revenue	76	—	4	(g)	80
Total Sirius XM revenue	3,121	—	4		3,125
Pandora:
Subscriber revenue	253	—	—		253
Advertising revenue	452	—	—		452
Total Pandora revenue	705	—	—		705
Total consolidated revenue	3,826	—	4		3,830
Cost of services
Sirius XM:
Revenue share and royalties	731	—	—		731
Programming and content	216	—	—		216
Customer service and billing	192	—	—		192
Transmission	57	—	—		57
Cost of equipment	8	—	—		8
Total Sirius XM cost of services	1,204	—	—		1,204
Pandora:
Revenue share and royalties	426	—	4	(h)	430
Programming and content	12	—	—		12
Customer service and billing	48	—	—		48
Transmission	26	—	—		26
Total Pandora cost of services	512	—	4		516
Total consolidated cost of services	1,716	—	4		1,720
Subscriber acquisition costs	147	—	—		147
Sales and marketing	442	—	—		442
Engineering, design and development	132	—	—		132
General and administrative	226	—	—		226
Depreciation and amortization	256	—	—		256
Acquisition and restructuring costs	24	—	—		24
Total operating expenses	2,943	—	4		2,947
Income from operations	883	—	—		883
Other (expense) income:
Interest expense	(201)	—	—		(201)
Loss on extinguishment of debt	—	—	—		—
Other (expense) income	8	—	—		8
Total other (expense) income	(193)	—	—		(193)
Income before income taxes	690	—	—		690
Income tax expense	(154)	—	—		(154)
Net income	$536	$—	$—		$536
(g) This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the XM Merger.
(h) This adjustment includes the impact of additional expense associated with minimum guarantee royalty contracts recorded as part of the Pandora Acquisition.

	Unaudited for the Six Months Ended June 30, 2019
	As Reported	Predecessor Financial Information (i)	Purchase Price Accounting Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$2,772	$—	$—		$2,772
Advertising revenue	98	—	—		98
Equipment revenue	82	—	—		82
Other revenue	77	—	4	(j)	81
Total Sirius XM revenue	3,029	—	4		3,033
Pandora:
Subscriber revenue	223	46	—		269
Advertising revenue	469	68	—		537
Total Pandora revenue	692	114	—		806
Total consolidated revenue	3,721	114	4		3,839
Cost of services
Sirius XM:
Revenue share and royalties	707	—	—		707
Programming and content	215	—	—		215
Customer service and billing	197	—	—		197
Transmission	50	—	—		50
Cost of equipment	12	—	—		12
Total Sirius XM cost of services	1,181	—	—		1,181
Pandora:
Revenue share and royalties	385	71	7	(k)	463
Programming and content	7	—	—		7
Customer service and billing	36	8	—		44
Transmission	21	5	—		26
Total Pandora cost of services	449	84	7		540
Total consolidated cost of services	1,630	84	7		1,721
Subscriber acquisition costs	212	—	—		212
Sales and marketing	415	36	—		451
Engineering, design and development	128	14	—		142
General and administrative	255	16	—		271
Depreciation and amortization	226	6	9	(l)	241
Acquisition and restructuring costs	83	1	(84)	(m)	—
Total operating expenses	2,949	157	(68)		3,038
Income from operations	772	(43)	72		801
Other (expense) income:
Interest expense	(187)	(2)	—		(189)
Loss on extinguishment of debt	(1)	—	—		(1)
Other (expense) income	(2)	1	—		(1)
Total other (expense) income	(190)	(1)	—		(191)
Income before income taxes	582	(44)	72		610
Income tax expense	(157)	—	(7)	(n)	(164)
Net income	$425	$(44)	$65		$446
(i) Represents Pandora’s results for the period January 1, 2019 through January 31, 2019.
(j) This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the XM Merger.
(k) This adjustment includes the impact of additional expense associated with minimum guarantee royalty contracts recorded as part of the Pandora Acquisition.
(l) This adjustment includes the impact of the additional amortization associated with the acquired intangible assets recorded as part of the Pandora Acquisition that are subject to amortization, partially offset by normal depreciation associated with assets revalued in purchase accounting.
(m) This adjustment eliminates the impact of acquisition and other related costs.

(n) This adjustment to income taxes was calculated by applying Sirius XM's statutory tax rate at June 30, 2019 to the pro forma adjustments of $72 and Pandora's loss before income tax of $44.

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
Set forth below are our subscriber balances as of June 30, 2020 compared to June 30, 2019.

	As of June 30,		2020 vs 2019 Change
(subscribers in thousands)	2020	2019	Amount	%
Sirius XM
Self-pay subscribers	30,311	29,336	975	3%
Paid promotional subscribers	3,939	5,009	(1,070)	(21)%
Ending subscribers	34,250	34,345	(95)	—%
Traffic users	9,414	9,150	264	3%
Sirius XM Canada subscribers	2,607	2,702	(95)	(4)%

Pandora
Monthly active users - all services	59,604	64,948	(5,344)	(8)%
Self-pay subscribers	6,256	6,224	32	1%
Paid promotional subscribers	46	733	(687)	(94)%
Ending subscribers	6,302	6,957	(655)	(9)%
The following table contains our Non-GAAP pro forma financial and operating performance measures which are based on our adjusted results of operations for the three and six months ended June 30, 2020 and 2019.

					2020 vs 2019 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
(subscribers in thousands)	2020	2019	2020	2019 (1)	Amount	%	Amount	%
Sirius XM
Self-pay subscribers	264	290	333	421	(26)	(9)%	(88)	(21)%
Paid promotional subscribers	(780)	(116)	(992)	(115)	(664)	572%	(877)	763%
Net additions	(516)	174	(659)	306	(690)	(397)%	(965)	(315)%
Weighted average number of subscribers	34,288	34,126	34,556	34,071	162	—%	485	1%
Average self-pay monthly churn	1.6%	1.7%	1.7%	1.7%	(0.1)%	(6)%	—%	—%
ARPU (2)	$13.96	$13.83	$13.95	$13.67	$0.13	1%	$0.28	2%
SAC, per installation	$20.14	$22.74	$20.14	$23.40	$(2.60)	(11)%	$(3.26)	(14)%

Pandora
Self-pay subscribers	40	64	91	310	(24)	(38)%	(219)	(71)%
Paid promotional subscribers	(4)	(3)	(3)	(23)	(1)	33%	20	(87)%
Net additions (3)	36	61	88	287	(25)	(41)%	(199)	(69)%
Weighted average number of subscribers	6,223	6,873	6,233	6,791	(650)	(9)%	(558)	(8)%
ARPU	$6.70	$6.53	$6.77	$6.61	$0.17	3%	$0.16	2%
Ad supported listener hours (in billions)	3.29	3.49	6.41	6.91	(0.20)	(6)%	(0.50)	(7)%
Advertising revenue per thousand listener hours (RPM)	$55.23	$80.14	$61.23	$71.46	$(24.91)	(31)%	$(10.23)	(14)%
Licensing costs per thousand listener hours (LPM)	$37.16	$37.91	$37.12	$37.28	$(0.75)	(2)%	$(0.16)	—%
Licensing costs per paid subscriber (LPU)	$4.06	$4.16	$4.08	$4.06	$(0.10)	(2)%	$0.02	—%

Total Company
Adjusted EBITDA	$615	$618	$1,254	$1,184	$(3)	—%	$70	6%
Free cash flow (4)	$503	$474	$851	$774	$29	6%	$77	10%
(1) Includes Pandora's results for the six-month period, including pre-acquisition results for the period January 1, 2019 through January 31, 2019.
(2) ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $42 and $38 for the three months and $86 and $75 for the six months ended June 30, 2020 and 2019, respectively.
(3) Amounts may not sum as a result of rounding.
(4) Free cash flow has not been adjusted for Pandora's pre-acquisition results.
Sirius XM
Subscribers. At June 30, 2020, Sirius XM had approximately 34,250 subscribers, a decrease of 95, from the approximately 34,345 subscribers as of June 30, 2019. The decrease in subscribers was primarily due to the decrease in paid promotional, partially offset by growth in our self-pay subscriber base from subsequent owner trial conversions as well as subscriber win back programs.
For the three months ended June 30, 2020 and 2019, net subscriber additions were (516) and 174, respectively. For the six months ended June 30, 2020 and 2019, net subscriber additions were (659) and 306, respectively. Paid promotional subscribers decreased due to declines in shipments and trial subscription starts from automakers offering paid subscriptions due to the COVID-19 pandemic. Self-pay net additions decreased year over year as increases in subsequent owner trial conversions and reductions in vehicle related and non-pay churn were offset by reduced additions from win back programs, new car conversions, and aftermarket programs as well as increases in voluntary churn.
Traffic Users. We offer services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems. At June 30, 2020, Sirius XM had approximately 9,414 traffic users, an increase of 264 users, or 3%, from the approximately 9,150 traffic users as of June 30, 2019.

Sirius XM Canada Subscribers. At June 30, 2020, Sirius XM Canada had approximately 2,607 subscribers, a decrease of 95, or 4%, from the approximately 2,702 Sirius XM Canada subscribers as of June 30, 2019.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 60 through 63 for more details.)
For the three months ended June 30, 2020 and 2019, our average self-pay monthly churn rate was 1.6% and 1.7%, respectively. For both the six months ended June 30, 2020 and 2019, our average self-pay monthly churn rate was 1.7%. The decrease for the three-month period was primarily driven by lower vehicle and non-pay churn, partially offset by increased voluntary churn.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 60 through 63 for more details.)
For the three months ended June 30, 2020 and 2019, subscriber ARPU - Sirius XM was $13.96 and $13.83, respectively. For the six months ended June 30, 2020 and 2019, subscriber ARPU - Sirius XM was $13.95 and $13.67, respectively. The increase was driven by an increase in certain subscription rates and the U.S. Music Royalty Fee.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 60 through 63 for more details.)
For the three months ended June 30, 2020 and 2019, SAC, per installation, was $20.14 and $22.74, respectively. For the six months ended June 30, 2020 and 2019, SAC, per installation, was $20.14 and $23.40, respectively The decreases were driven by reductions to OEM hardware subsidy rates.
Pandora
Monthly Active Users. At June 30, 2020, Pandora had approximately 59,604 monthly active users, a decrease of 5,344 monthly active users, or 8%, from the 64,948 monthly active users as of June 30, 2019. The decrease in monthly active users was driven by declines in user engagement related to changes in commuting patterns, an increase in ad-supported listener churn and a decrease in the number of new users.
Subscribers. At June 30, 2020, Pandora had approximately 6,302 subscribers, a decrease of 655, or 9%, from the approximately 6,957 as of June 30, 2019.
For the three months ended June 30, 2020 and 2019, net subscriber additions were 36 and 61, respectively. For the six months ended June 30, 2020 and 2019, net subscriber additions were 88 and 287, respectively. The net subscriber decrease was driven by fewer trial starts.
ARPU is defined as average monthly revenue per paid subscriber on our Pandora subscription services. (See the accompanying glossary on pages 60 through 63 for more details.)
For the three months ended June 30, 2020 and 2019, subscriber ARPU - Pandora was $6.70 and $6.53, respectively. For the six months ended June 30, 2020 and 2019, subscriber ARPU - Pandora was $6.77 and $6.61, respectively. The increases in subscriber ARPU were primarily driven by the expiration of a lower rate T-Mobile plan and an increase in Pandora Premium plans.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-radio content offerings in the definition of listener hours.
For the three months ended June 30, 2020 and 2019, ad supported listener hours were 3,286 and 3,490, respectively. For the six months ended June 30, 2020 and 2019, ad supported listener hours were 6,412 and 6,910, respectively. The decrease in ad supported listener hours was primarily driven by the decline in monthly active users, partially offset by higher hours per active user.
RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.

For the three months ended June 30, 2020 and 2019, RPM was $55.23 and $80.14, respectively. For the six months ended June 30, 2020 and 2019, RPM was $61.23 and $71.46, respectively. The decreases were a result of lower sell-through percentages as a result of the COVID-19 pandemic.
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
For the three months ended June 30, 2020 and 2019, LPM was $37.16 and $37.91, respectively. For the six months ended June 30, 2020 and 2019, LPM was $37.12 and $37.28, respectively. The decreases were primarily a result of lower advertising revenue from the COVID-19 pandemic impact due to lower sell-through percentages and lower CPM rates.
LPU is defined as average monthly licensing costs per paid subscriber on our Pandora subscription services. LPU is a key measure of our ability to manage costs for our subscription services.
For the three months ended June 30, 2020 and 2019, LPU was $4.06 and $4.16, respectively. For the six months ended June 30, 2020 and 2019, LPU was $4.08 and $4.06, respectively. The decrease for the three-month period was driven by minimum guarantees associated with our direct license agreements with major record labels in the prior year. The increase for the six-month period was due to increased publisher rates offset by minimum guarantees associated with our direct license agreements with major record labels in the prior year.
Total Company
Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization, adjusted for pro forma information which includes of the predecessor periods. (Pandora's results for the period January 1, 2019 through January 31, 2019.)  Adjusted EBITDA excludes the impact of other expense (income), loss on extinguishment of debt, other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense, legal settlements and reserves, and acquisition and restructuring costs (if applicable). (See the accompanying glossary on pages 60 through 63 for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2020 and 2019, adjusted EBITDA was $615 and $618, respectively, a decrease of 0%, or $3. For the six months ended June 30, 2020 and 2019, adjusted EBITDA was $1,254 and $1,184, respectively, an increase of 6%, or $70. The increase was due to growth in Sirius XM subscriber revenue from higher U.S. Music Royalty Fee as a result of a higher music royalty rate and an increase in the daily weighted average number of subscribers, lower revenue share costs, personnel-related costs and subscriber acquisition costs; partially offset by lower advertising revenue.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying glossary on pages 60 through 63 for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2020 and 2019, free cash flow was $503 and $474, respectively, an increase of $29, or 6%. For the six months ended June 30, 2020 and 2019, free cash flow was $851 and $774, respectively, an increase of $77, or 10%.  The increases were driven by growth in operating performance as well as lower capital expenditures. We paid a one-time amount of $25 for a legal settlement during the six months ended June 30, 2019.

Liquidity and Capital Resources
Cash Flows for the six months ended June 30, 2020 compared with the six months ended June 30, 2019.
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Six Months Ended June 30,
	2020	2019	2020 vs 2019
Net cash provided by operating activities	$1,007	$941	$66
Net cash (used in) provided by investing activities	(265)	209	(474)
Net cash provided by (used in) financing activities	919	(989)	1,908
Net increase in cash, cash equivalents and restricted cash	1,661	161	1,500
Cash, cash equivalents and restricted cash at beginning of period	120	65	55
Cash, cash equivalents and restricted cash at end of period	$1,781	$226	$1,555
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $66 to $1,007 for the six months ended June 30, 2020 from $941 for the six months ended June 30, 2019.
Our largest source of cash provided by operating activities is cash generated by subscription and subscription-related revenues.  We also generate cash from the sale of advertising on Pandora, advertising on certain non-music channels on Sirius XM and the sale of satellite radios, components and accessories.  Our primary uses of cash from operating activities include revenue share and royalty payments to distributors, programming and content providers, and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to vendors to service, maintain and acquire listeners and subscribers, general corporate expenditures, and compensation and related costs. We paid a one-time amount of $25 for a legal settlement during the six months ended June 30, 2019.
Cash Flows (Used in) Provided by Investing Activities
Cash flows used in investing activities in the six months ended June 30, 2020 were primarily due to our $75 investment in SoundCloud, the acquisition of Simplecast of $28, spending primarily for capitalized software and hardware, and to construct replacement satellites. Cash flows provided by investing activities in the six months ended June 30, 2019 were primarily due to cash received of $313 from the Pandora Acquisition and from the sale of short-term investments of $72, partially offset by additional spending primarily for capitalized software and hardware, and to construction replacement satellites. We spent $109 and $92 on capitalized software and hardware as well as $20 and $36 to construct replacement satellites during the six months ended June 30, 2020 and 2019, respectively.
Cash Flows Provided by (Used in) Financing Activities
Cash flows provided by (used in) financing activities consists of the issuance and repayment of long-term debt, the purchase of common stock under our share repurchase program, the payment of cash dividends and taxes paid in lieu of shares issued for stock-based compensation.  Proceeds from long-term debt have been used to fund our operations, construct and launch new satellites, invest in other infrastructure improvements and purchase shares of our common stock.
Cash flows provided by financing activities in the six months ended June 30, 2020 were primarily due to the issuance of $1,483 in aggregate principal amount of 4.125% Senior Notes due 2030, net of costs; partially offset by purchase and retirement of shares of our common stock under our repurchase program for $399, the payment of cash dividends of $117, and payment of $43 for taxes paid in lieu of shares issued for share-based compensation. Cash flows used in financing activities in the six months ended June 30, 2019 were primarily due to the purchase and retirement for $1,474 of shares of our common stock under our repurchase program, repayment under the Credit Facility of $439, the repurchase for $152 of Pandora's 1.75% Convertible Senior Notes due 2020, the payment of cash dividends of $113 and payment of $47 for taxes paid in lieu of shares issued for share-based compensation, partially offset by the issuance of $1,236 in aggregate principal amount of Sirius XM's 5.500% Senior Notes due 2029, net of costs.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  Additionally, we used our cash balance as of June 30, 2020 (including net proceeds from the issuance of the 4.125% Senior Note due 2030) to redeem our 5.375% Senior Notes due 2025 and 4.625% Senior Notes due 2023 on July 9, 2020. As of June 30, 2020, $0 was outstanding under our Credit Facility. As the amount available for future borrowing is reduced by $1 related to letters of credit issued for the benefit of Pandora, $1,749 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and pursue strategic opportunities.
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
Capital Return Program
As of June 30, 2020, our board of directors had authorized for repurchase an aggregate of $14,000 of our common stock.  As of June 30, 2020, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,117 shares for $13,241, and $759 remained available for additional repurchases under our existing stock repurchase program authorization. On July 14, 2020, our board of directors approved an additional $2,000 of common stock repurchases, increasing our total authorization to $16,000 since the inception of the program.
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
On July 14, 2020, our board of directors declared a quarterly dividend in the amount of $0.01331 per share of common stock payable on August 31, 2020 to stockholders of record as of the close of business on August 7, 2020. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.05324 per share of common stock.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's convertible notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of June 30, 2020, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 13 to our unaudited consolidated financial statements in Part I, Item I, of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 16 to our unaudited consolidated financial statements in Part I, Item I, of this Quarterly Report on Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments,” refer to Note 16 to our unaudited consolidated financial statements in Part I, Item I, of this Quarterly Report on Form 10-Q.

Related Party Transactions
For a discussion of “Related Party Transactions,” refer to Note 12 to our unaudited consolidated financial statements in Part I, Item I, of this Quarterly Report on Form 10-Q.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income:	$243	$263	$536	$425
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	—	—	(16)	25
Acquisition and restructuring costs (1)	24	7	24	83
Share-based payment expense	52	57	107	106
Depreciation and amortization	124	119	256	226
Interest expense	102	97	201	187
Loss on extinguishment of debt	—	—	—	1
Other expense (income)	(4)	3	(8)	2
Income tax expense	74	76	154	157
Purchase price accounting adjustments:
Revenues	2	2	4	4
Operating expenses	(2)	(6)	(4)	(7)
Pro forma adjustments (2)	—	—	—	(25)
Adjusted EBITDA	$615	$618	$1,254	$1,184
(1)  Acquisition and restructuring costs include $21 of share-based compensation expense for the six months ended June 30, 2019.
(2)  Pro forma adjustment for six months ended June 30, 2019 includes Pandora's Net income for the six months ended June 30, 2019 of $(44) plus Depreciation and amortization of $6, Share-based payment expense of $11, Acquisition and other related costs of $1, and Interest expense of $2, offset by Other expense (income) of $1.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Cash Flow information
Net cash provided by operating activities	$591	$545	$1,007	$941
Net cash (used in) provided by investing activities	$(120)	$(75)	$(265)	$209
Net cash used in financing activities	$1,258	$(317)	$919	$(989)
Free Cash Flow
Net cash provided by operating activities	$591	$545	$1,007	$941
Additions to property and equipment	(87)	(70)	(149)	(160)
Purchases of other investments	(1)	(1)	(7)	(7)
Free cash flow	$503	$474	$851	$774
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Subscriber acquisition costs, excluding connected vehicle services	$48	$104	$147	$212
Less: margin from sales of radios and accessories, excluding connected vehicle services	(21)	(34)	(58)	(68)
	$27	$70	$89	$144
Installations	1,320	3,078	4,403	6,155
SAC, per installation (a)	$20.14	$22.74	$20.14	$23.40
(a)Amounts may not recalculate due to rounding.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of June 30, 2020, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. As of June 30, 2020, we also held the following material investment:
•In connection with the recapitalization of Sirius XM Canada, on May 25, 2017, we loaned Sirius XM Canada $131 million. The loan is denominated in Canadian dollars and is subject to changes in foreign currency. It is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of June 30, 2020 was $122.0 million and approximates its fair value as of such date. Had the Canadian to U.S. dollar exchange rate been 10% lower as of June 30, 2020, the value of this loan would have been approximately $12 million lower.
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

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including James E. Meyer, our Chief Executive Officer, and David J. Frear, our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 16 to our unaudited consolidated financial statements in Part I, Item I, of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
In connection with the COVID-19 pandemic we supplemented the risk factors previously disclosed in response to Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2019 to reflect the uncertainties that we believe the COVID-19 pandemic and its related economic impact has created for our business. The additional risk factor appears in Part II, "Item 1A Risk Factors," in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 14, 2020, our board of directors approved an additional $2.0 billion for repurchase of our common stock. The new approval increases the amount of common stock that we have been authorized to repurchase to an aggregate of $16.0 billion.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2020, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.1 billion shares for $13.2 billion, and $0.8 billion remained available under our existing $14.0 billion stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2020 - April 30, 2020	1,250,000	$5.92	1,250,000	$916,297,840
May 1, 2020 - May 31, 2020	17,250,000	$5.50	17,250,000	$821,435,365
June 1, 2020 - June 30, 2020	10,631,524	$5.91	10,631,524	$758,599,782
Total	29,131,524	$5.67	29,131,524
(a)These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

4.1
Indenture, dated as of June 11, 2020, relating to the 4.125% Senior Notes due 2030, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 4.125% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K dated June 11, 2020 (File No. 001-34295)).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2020 and 2019; (ii) Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2020 and 2019 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019; and (v) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of July 2020.

SIRIUS XM HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)