Form 10-Q
period 2020-09-30
SIRIUS XM HOLDINGS INC.
filed 2020-10-22
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 20, 2020)
Common stock, $0.001 par value	4,249,501,448	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenue:
Subscriber revenue	$1,594	$1,556	$4,757	$4,551
Advertising revenue	345	366	866	933
Equipment revenue	47	45	113	127
Other revenue	39	44	115	121
Total revenue	2,025	2,011	5,851	5,732
Operating expenses:
Cost of services:
Revenue share and royalties	602	592	1,759	1,684
Programming and content	123	116	351	338
Customer service and billing	119	119	359	352
Transmission	46	46	129	117
Cost of equipment	5	8	13	20
Subscriber acquisition costs	110	101	257	313
Sales and marketing	222	233	664	648
Engineering, design and development	64	78	196	206
General and administrative	131	124	357	379
Depreciation and amortization	125	118	381	344
Acquisition and restructuring costs	—	—	24	83
Total operating expenses	1,547	1,535	4,490	4,484
Income from operations	478	476	1,361	1,248
Other (expense) income:
Interest expense	(96)	(104)	(297)	(291)
Loss on extinguishment of debt	(40)	(56)	(40)	(57)
Other income (expense)	2	—	10	(2)
Total other (expense) income	(134)	(160)	(327)	(350)
Income before income taxes	344	316	1,034	898
Income tax expense	(72)	(70)	(226)	(227)
Net income	$272	$246	$808	$671
Foreign currency translation adjustment, net of tax	7	(5)	(8)	9
Total comprehensive income	$279	$241	$800	$680
Net income per common share:
Basic	$0.06	$0.06	$0.19	$0.15
Diluted	$0.06	$0.05	$0.18	$0.15
Weighted average common shares outstanding:
Basic	4,326	4,450	4,367	4,529
Diluted	4,415	4,564	4,465	4,641

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$33	$106
Receivables, net	582	670
Inventory, net	10	11
Related party current assets	10	22
Prepaid expenses and other current assets	194	194
Total current assets	829	1,003
Property and equipment, net	1,587	1,626
Intangible assets, net	3,360	3,467
Goodwill	3,860	3,843
Related party long-term assets	514	452
Deferred tax assets	—	153
Operating lease right-of-use assets	423	466
Other long-term assets	129	139
Total assets	$10,702	$11,149
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,088	$1,151
Accrued interest	84	160
Current portion of deferred revenue	1,792	1,930
Current maturities of debt	2	2
Operating lease current liabilities	47	46
Related party current liabilities	1	4
Total current liabilities	3,014	3,293
Long-term deferred revenue	121	130
Long-term debt	7,845	7,842
Deferred tax liabilities	91	70
Operating lease liabilities	416	456
Other long-term liabilities	126	94
Total liabilities	11,613	11,885
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 4,283 and 4,412 shares issued; 4,278 and 4,412 shares outstanding at September 30, 2020 and December 31, 2019, respectively	4	4
Accumulated other comprehensive income, net of tax	—	8
Additional paid-in capital	—	395
Treasury stock, at cost; 5 and 0 shares of common stock at September 30, 2020 and December 31, 2019, respectively	(24)	—
Accumulated deficit	(891)	(1,143)
Total stockholders’ equity (deficit)	(911)	(736)
Total liabilities and stockholders’ equity (deficit)	$10,702	$11,149
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Nine Months Ended September 30, 2020
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2019	4,412	$4	$8	$395	—	$—	$(1,143)	$(736)
Comprehensive income (loss), net of tax	—	—	(8)	—	—	—	808	800
Share-based payment expense	—	—	—	178	—	—	—	178
Exercise of stock options and vesting of restricted stock units	22	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(84)	—	—	—	(84)
Cash dividends paid on common stock, $0.03993 per share	—	—	—	(139)	—	—	(36)	(175)
Common stock repurchased	—	—	—	—	156	(894)	—	(894)
Common stock retired	(151)	—	—	(350)	(151)	870	(520)	—
Balance at September 30, 2020	4,283	$4	$—	$—	5	$(24)	$(891)	$(911)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended September 30, 2020
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at June 30, 2020	4,355	$4	$(7)	$(49)	2	$(9)	$(607)	$(668)
Comprehensive income, net of tax	—	—	7	—	—	—	272	279
Share-based payment expense	—	—	—	63	—	—	—	63
Exercise of stock options and vesting of restricted stock units	11	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(41)	—	—	—	(41)
Cash dividends paid on common stock, $0.01331 per share	—	—	—	(22)	—	—	(36)	(58)
Common stock repurchased	—	—	—	—	86	(486)	—	(486)
Common stock retired	(83)	—	—	49	(83)	471	(520)	—
Balance at September 30, 2020	4,283	$4	$—	$—	5	$(24)	$(891)	$(911)

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended September 30, 2019
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at June 30, 2019	4,497	$4	$8	$1,159	5	$(28)	$(1,632)	$(489)
Comprehensive income (loss), net of tax	—	—	(5)	—	—	—	246	241
Share-based payment expense	—	—	—	67	—	—	—	67
Exercise of stock options and vesting of restricted stock units	17	—	—	8	—	—	—	8
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(57)	—	—	—	(57)
Cash dividends paid on common stock, $0.0121 per share	—	—	—	(54)	—	—	—	(54)
Common stock repurchased	—	—	—	—	76	(464)	—	(464)
Common stock retired	(80)	—	—	(485)	(80)	485	—	—
Balance at September 30, 2019	4,434	$4	$3	$638	1	$(7)	$(1,386)	$(748)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net income	$808	$671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381	344
Non-cash interest expense, net of amortization of premium	15	12
Provision for doubtful accounts	48	40
Amortization of deferred income related to equity method investment	(2)	(2)
Loss on extinguishment of debt	40	57
Loss on unconsolidated entity investments, net	8	16
Dividend received from unconsolidated entity investment	1	1
Loss on restructuring	24	—
Gain on other investments	(1)	(3)
Share-based payment expense	165	192
Deferred income taxes	175	210
Amortization of right-of-use assets	42	16
Changes in operating assets and liabilities:
Receivables	39	(85)
Inventory	(2)	8
Related party, net	10	—
Prepaid expenses and other current assets	(2)	(9)
Other long-term assets	14	8
Accounts payable and accrued expenses	(83)	79
Accrued interest	(76)	(24)
Deferred revenue	(147)	(46)
Operating lease liabilities	(39)	(4)
Other long-term liabilities	32	4
Net cash provided by operating activities	1,450	1,485
Cash flows from investing activities:
Additions to property and equipment	(230)	(239)
Purchases of other investments	(8)	(7)
Acquisition of business, net of cash acquired	(28)	313
Sale of short-term investments	—	73
Investments in related parties and other equity investees	(89)	(14)
Repayment from related party	11	—
Net cash (used in) provided by investing activities	(344)	126
Cash flows from financing activities:
Proceeds from exercise of stock options	—	8
Taxes paid from net share settlements for stock-based compensation	(81)	(104)
Revolving credit facility, net of deferred financing costs	—	(374)
Proceeds from long-term borrowings, net of costs	1,481	2,715
Proceeds from sale of capped call security	—	3
Principal payments of long-term borrowings	(1,506)	(1,663)
Payment of premiums on redemption of debt	(31)	(45)
Common stock repurchased and retired	(870)	(1,959)
Dividends paid	(175)	(167)
Net cash used in financing activities	(1,182)	(1,586)
Net (decrease) increase in cash, cash equivalents and restricted cash	(76)	25
Cash, cash equivalents and restricted cash at beginning of period (1)	120	65
Cash, cash equivalents and restricted cash at end of period (1)	$44	$90
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Nine Months Ended September 30,
(in millions)	2020	2019
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$357	$300
Income taxes paid	$26	$6
Non-cash investing and financing activities:
Treasury stock not yet settled	$(24)	$(7)
Fair value of shares issued related to acquisition of a business	$—	$2,355
Accumulated other comprehensive (loss) income, net of tax	$(8)	$9
(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$33	$106	$79	$54
Restricted cash included in Other long-term assets	11	14	11	11
Total cash, cash equivalents and restricted cash at end of period	$44	$120	$90	$65
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

Sirius XM
Our Sirius XM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis. The Sirius XM service is distributed through our two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and our website. Our Sirius XM service is also available through our user interface, which we call “360L,” that combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience. The primary source of revenue from our Sirius XM business is generated from subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our satellite radios and accessories, and other ancillary services.  As of September 30, 2020, our Sirius XM business had approximately 34.4 million subscribers.
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
In May 2020, we terminated the Automatic Labs Inc. (“Automatic”) service, which was part of our connected services business. Automatic operated a service for consumers and auto dealers and offered an install-it-yourself adapter and mobile application, which transformed older vehicles into connected vehicles. During the nine months ended September 30, 2020, we recorded $24 of restructuring expenses in our unaudited consolidated statements of comprehensive income related to this termination of the service. We did not record any restructuring expenses during the three months ended September 30, 2020. Refer to Note 4 for more information.
Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium.  As of September 30, 2020, Pandora had approximately 6.4 million subscribers. The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service. In addition, Pandora has an arrangement with SoundCloud Holdings, LLC ("SoundCloud") to be its exclusive US ad sales representative. Through this arrangement Pandora is able to offer advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. In addition, through AdsWizz Inc., Pandora provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

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
Impact of the coronavirus (“COVID-19”) pandemic
The precise extent to which the COVID-19 pandemic will impact on our operational and financial performance will depend on various factors. To date, the pandemic has not increased our costs of or access to capital under our revolving credit facility and debt markets, and we do not believe it is reasonably likely to in the future. In addition, we do not believe that the pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including under our revolving credit facility. Due to the nature of our subscription business, the effect of the COVID-19 pandemic will not be fully reflected in certain of our results of operations until future periods.
Liberty Media
As of September 30, 2020, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 74% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
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
In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 19.
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
We are not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. Our estimates may change, however, as new events occur and additional information is obtained. Any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

(2)Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of September 30, 2020 and December 31, 2019, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value due to the short-term nature of these instruments.
Our liabilities measured at fair value were as follows:

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$8,255	—	$8,255	—	$8,378	—	$8,378
(a)The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 13 for information related to the carrying value of our debt as of September 30, 2020 and December 31, 2019.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss of $0 was primarily comprised of the cumulative foreign currency translation adjustments related to our investment in and loan to Sirius XM Canada (refer to Note 12 for additional information). During the three and nine months ended September 30, 2020, we recorded foreign currency translation adjustment income (loss) of $7 and $(8), respectively, net of tax (expense) benefit of $(2) and $3, respectively. During the three and nine months ended September 30, 2019, we recorded foreign currency translation adjustment (loss) income of $(5) and $9, respectively, net of a tax benefit (expense) of $1 and $(4), respectively.

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
We recognized acquisition related costs of $83 that were expensed in Acquisition and restructuring costs in our unaudited consolidated statements of comprehensive income during the nine months ended September 30, 2019. We did not record any acquisition related costs during the three months ended September 30, 2019.
Pro Forma Financial Information
Pandora was consolidated into our financial statements starting on the acquisition date, February 1, 2019. The aggregate revenue and net loss of Pandora consolidated into our financial statements was $447 and $47, respectively, for the three months ended September 30, 2019 and $1,139 and $225, respectively, for the nine months ended September 30, 2019. The following pro forma financial information presents our results as if the Pandora Acquisition had occurred on January 1, 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue	$2,027	$2,013	$5,857	$5,852
Net income	$272	$245	$808	$690
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

(4)Restructuring Costs
In May 2020, we terminated the Automatic service, which was part of our connected services business. During the nine months ended September 30, 2020, we recorded $24 of restructuring expenses primarily related to the write down of property and equipment, definite lived intangible assets and certain other assets in Acquisition and restructuring costs in our unaudited consolidated statements of comprehensive income. We did not record any restructuring expenses during the three months ended September 30, 2020. The termination of the Automatic service does not meet the requirements to be reported as a discontinued operation in our unaudited consolidated statements of comprehensive income because the termination of the service does not represent a strategic shift that will have a major effect on our operations and financial results.

(5)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and nine months ended September 30, 2020 and 2019.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Common stock equivalents of 106 and 47 for the three months ended September 30, 2020 and 2019, respectively, and 62 and 76 for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive. We issued 392 shares of our common stock in connection with the Pandora Acquisition.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net Income available to common stockholders for basic net income per common share	$272	$246	$808	$671
Effect of interest on assumed conversions of convertible notes, net of tax	2	2	6	5
Net Income available to common stockholders for dilutive net income per common share	$274	$248	$814	$676
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,326	4,450	4,367	4,529
Weighted average impact of assumed convertible notes	29	29	29	28
Weighted average impact of dilutive equity instruments	60	85	69	84
Weighted average shares for diluted net income per common share	4,415	4,564	4,465	4,641
Net income per common share:
Basic	$0.06	$0.06	$0.19	$0.15
Diluted	$0.06	$0.05	$0.18	$0.15

(6)Receivables, net
Receivables, net, includes customer accounts receivable, receivables from distributors and other receivables. We do not have any customer receivables that individually represent more than ten percent of our receivables.
Customer accounts receivable, net, includes receivables from our subscribers, advertising customers, including advertising agencies and other customers, and is stated at amounts due, net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon our assessment of various factors.  We consider historical experience, the age of the receivable balances, current economic conditions, industry experience and other factors that may affect the counterparty’s ability to pay.  Bad debt expense is included in Customer service and billing expense in our unaudited consolidated statements of comprehensive income.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Receivables, net, consists of the following:

	September 30, 2020	December 31, 2019
Gross customer accounts receivable	$464	$546
Allowance for doubtful accounts	(16)	(14)
Customer accounts receivable, net	$448	$532
Receivables from distributors	105	113
Other receivables	29	25
Total receivables, net	$582	$670

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
Inventory, net, consists of the following:

	September 30, 2020	December 31, 2019
Raw materials	$—	$3
Finished goods	12	13
Allowance for obsolescence	(2)	(5)
Total inventory, net	$10	$11

(8)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASC 350 also states that a reporting unit with a zero or negative carrying amount is not required to perform a qualitative assessment. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of September 30, 2020.
As of September 30, 2020, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and nine months ended September 30, 2020 and 2019.  As of September 30, 2020, the cumulative balance of goodwill impairments recorded was $4,766, which was recognized during the year ended December 31, 2008 and is included in the carrying value of the goodwill allocated to our Sirius XM reporting unit.

As of September 30, 2020, the carrying amount of goodwill for our Sirius XM and Pandora reporting units was $2,290 and $1,570, respectively. We recorded additional goodwill of $17 during the nine months ended September 30, 2020 related to the acquisition of Simplecast in June 2020 which was recorded to our Pandora reporting unit. As of December 31, 2019, the carrying amount of goodwill for our Sirius XM and Pandora reporting units was $2,290 and $1,553, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(9)Intangible Assets
Our intangible assets include the following:

		September 30, 2020			December 31, 2019
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	251	—	251
Definite life intangible assets:
OEM relationships	15 years	220	(101)	119	220	(90)	130
Licensing agreements	12 years	45	(44)	1	45	(42)	3
Software and technology	7 years	30	(16)	14	35	(25)	10
Due to Pandora Acquisition:
Indefinite life intangible assets:
Trademarks	Indefinite	$331	$—	$331	$331	$—	$331
Definite life intangible assets:
Customer relationships	8 years	403	(89)	314	403	(49)	354
Software and technology	5 years	373	(126)	247	373	(69)	304
Total intangible assets		$3,736	$(376)	$3,360	$3,742	$(275)	$3,467

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. During the nine months ended September 30, 2020, we recognized an impairment loss of less than $1 for intangible assets with indefinite lives related to the termination of the Automatic service. No impairment loss was recognized during the three months ended September 30, 2020. As of September 30, 2020, there were no other indicators of impairment. No impairment loss was recognized for intangible assets with indefinite lives during the three and nine months ended September 30, 2019.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $37 and $38 for the three months ended September 30, 2020 and 2019, respectively, and $113 and $103 for the nine months ended September 30, 2020 and 2019, respectively. There were retirements of definite lived intangible assets of $17, which included a loss of $4, due to the termination of the Automatic service, during the nine months ended September 30, 2020. As part of the Simplecast acquisition, $12 was allocated to identifiable intangible assets subject to amortization and related to the assessed fair value of software and technology, which was determined by using the multi-period excess earnings method, as of the acquisition date.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The expected amortization expense for each of the fiscal years 2020 through 2024 and for periods thereafter is as follows:

Years ending December 31,	Amount
2020 (remaining)	$37
2021	146
2022	146
2023	136
2024	70
Thereafter	160
Total definite life intangible assets, net	$695

(10)Property and Equipment
Property and equipment, net, consists of the following:

	September 30, 2020	December 31, 2019
Satellite system	$1,587	$1,587
Terrestrial repeater network	103	100
Leasehold improvements	106	105
Broadcast studio equipment	123	137
Capitalized software and hardware	1,201	1,086
Satellite telemetry, tracking and control facilities	93	87
Furniture, fixtures, equipment and other	91	89
Land	38	38
Building	63	63
Construction in progress	569	505
Total property and equipment	3,974	3,797
Accumulated depreciation and amortization	(2,387)	(2,171)
Property and equipment, net	$1,587	$1,626
Construction in progress consists of the following:

	September 30, 2020	December 31, 2019
Satellite system	$406	$371
Terrestrial repeater network	8	7
Capitalized software and hardware	144	107
Other	11	20
Construction in progress	$569	$505
Depreciation and amortization expense on property and equipment was $88 and $80 for the three months ended September 30, 2020 and 2019, respectively, and $268 and $241 for the nine months ended September 30, 2020 and 2019, respectively.  Property and equipment of $65, which included a loss of $13 related to the termination of the Automatic service, was retired during the nine months ended September 30, 2020. There were no retirements of property and equipment during the three and nine months ended September 30, 2019.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $5 and $4 for the three months ended September 30, 2020 and 2019, respectively, and $14 and $12 for the nine months ended September 30, 2020 and 2019, respectively, which related to the construction of our SXM-7 and SXM-8

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $4 and $2 for the three months ended September 30, 2020 and 2019, respectively, and $13 and $9 for the nine months ended September 30, 2020 and 2019, respectively.
Satellites
As of September 30, 2020, we owned a fleet of five satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of September 30, 2020:

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
The components of lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$20	$22	$61	$60
Finance lease cost	—	1	1	4
Sublease income	—	(1)	(1)	(3)
Total lease cost	$20	$22	$61	$61

(12)Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Sirius XM Canada and SoundCloud.

Liberty Media
As of September 30, 2020, Liberty Media beneficially owned, directly and indirectly, approximately 74% of the outstanding shares of our common stock. Liberty Media has one executive, one senior advisor and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

Sirius XM Canada
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, a privately held corporation. We own 591 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share. Sirius XM also made a loan to Sirius XM Canada in the aggregate amount of $131. The loan is denominated in Canadian

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. During the nine months ended September 30, 2020 and 2019, Sirius XM Canada repaid $11 and less than $1 of the principal amount of the loan, respectively.
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
Our related party long-term assets as of September 30, 2020 and December 31, 2019 included the carrying value of our investment balance in Sirius XM Canada of $320 and $321, respectively, and, as of September 30, 2020 and December 31, 2019, also included $117 and $131, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of less than $1 during both the three months ended September 30, 2020 and 2019, and $1 during both the nine months ended September 30, 2020 and 2019.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income of $25 during both the three months ended September 30, 2020 and 2019, and $73 during both the nine months ended September 30, 2020 and 2019.

SoundCloud
In February 2020, Sirius XM completed a $75 investment in SoundCloud's Series G Membership Units ("Series G Units"). The Series G Units are convertible at the option of the holders at any time into shares of ordinary membership units of SoundCloud at a ratio of one ordinary membership unit for each Series G Unit. The investment in SoundCloud is accounted for as an equity method investment which is recorded in Related party long-term assets in our unaudited consolidated balance sheet. Sirius XM has appointed two individuals to serve on SoundCloud's nine-member board of managers. For the three and nine months ended September 30, 2020, Sirius XM's share of SoundCloud's net income (loss) was less than $1 and $(1), respectively, which was recorded in Other income (expense) in our unaudited consolidated statement of comprehensive income.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive US ad sales representative. Through this arrangement Pandora offers advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. We recorded revenue share expense of $13 related to this agreement during both the three months ended September 30, 2020 and 2019, and $36 and $24 for the nine months ended September 30, 2020 and 2019, respectively. We also had related party liabilities of $18 as of September 30, 2020 related to this agreement.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(13)Debt
Our debt as of September 30, 2020 and December 31, 2019 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at September 30, 2020	September 30, 2020	December 31, 2019
Pandora (b) (c)	December 2015	1.75% Convertible Senior Notes	December 1, 2020	semi-annually on June 1 and December 1	$1	$1	$1
Sirius XM (d)	July 2017	3.875% Senior Notes	August 1, 2022	semi-annually on February 1 and August 1	1,000	997	995
Sirius XM (d) (g)	May 2013	4.625% Senior Notes	May 15, 2023	semi-annually on May 15 and November 15	—	—	498
Pandora (b) (e)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	193	168	163
Sirius XM (d)	July 2019	4.625% Senior Notes	July 15, 2024	semi-annually on January 15 and July 15	1,500	1,487	1,485
Sirius XM (d) (g)	March 2015	5.375% Senior Notes	April 15, 2025	semi-annually on April 15 and October 15	—	—	993
Sirius XM (d)	May 2016	5.375% Senior Notes	July 15, 2026	semi-annually on January 15 and July 15	1,000	993	992
Sirius XM (d)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,489	1,488
Sirius XM (d)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,237	1,236
Sirius XM (d)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,484	—
Sirius XM (f)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 29, 2023	variable fee paid quarterly	—	—	—
Sirius XM	Various	Finance leases	Various	n/a	n/a	1	2
Total Debt						7,857	7,853
Less: total current maturities						2	2
Less: total deferred financing costs						10	9
Total long-term debt						$7,845	$7,842
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
(e)We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the Pandora Acquisition. We allocate the principal amount of the 1.75% Convertible Senior Notes due 2023 between the liability and equity components. The value assigned to the debt components of the 1.75% Convertible Senior Notes due 2023 is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the fair value of the debt and this estimated fair value represents the value which has been assigned to the equity component. The equity component is recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
over the carrying amount of the liability component is recorded as a debt discount and is being amortized to interest expense using the effective interest method through the December 1, 2023 maturity date. The 1.75% Convertible Senior Notes due 2023 were not convertible into common stock and not redeemable as of September 30, 2020. As a result, we have classified the debt as Long-term within our unaudited consolidated balance sheets.
(f)The $1,750 Credit Facility expires in June 2023. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of September 30, 2020.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt. Additionally, the amount available for future borrowing under the Credit Facility is reduced by letters of credit issued for the benefit of Pandora, which were $1 as of September 30, 2020.
(g)On July 9, 2020, Sirius XM redeemed $500 in outstanding principal amount of the 4.625% Senior Notes due 2023 for an aggregate purchase price, including premium and interest, of $507. On July 9, 2020, Sirius XM also redeemed $1,000 in outstanding principal amount of the 5.375% Senior Notes due 2025 for an aggregate purchase price, including premium and interest, of $1,039. Sirius XM used the proceeds from the 4.125% Senior Notes due 2030 for both redemptions. During the three and nine months ended September 30, 2020, we recognized $40 to Loss on extinguishment of debt, consisting primarily of unamortized discount, deferred financing fees and redemption premium, as a result of this redemption.

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
At September 30, 2020 and December 31, 2019, we were in compliance with our debt covenants.
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
The Pandora 2020 Notes will mature on December 1, 2020, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of September 30, 2020, the conversion rate applicable to the Pandora 2020 Notes

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
was 88.5816 shares of Holdings’ common stock per one thousand principal amount of the Pandora 2020 Notes plus carryforward adjustments not yet effected pursuant to the terms of the indenture governing the Pandora 2020 Notes. Pandora has irrevocably elected and determined to settle all conversion obligations from and after February 1, 2019 with respect to the Pandora 2020 Notes solely in cash. During the nine months ended September 30, 2019, we purchased $151 in aggregate principal amount of the Pandora 2020 Notes. See footnote (c) to the table above.
The Pandora 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of September 30, 2020, the conversion rate applicable to the Pandora 2023 Notes was 151.9533 shares of Holdings' common stock per one thousand principal amount of the Pandora 2023 Notes plus carryforward adjustments not yet effected pursuant to the terms of the indenture governing the Pandora 2023 Notes.

(14)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 4,283 and 4,412 shares of common stock issued and 4,278 and 4,412 shares of common stock outstanding on September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020, there were 272 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Quarterly Dividends
During the nine months ended September 30, 2020, we declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 30, 2020	$0.01331	February 12, 2020	$59	February 28, 2020
April 21, 2020	$0.01331	May 8, 2020	$58	May 29, 2020
July 14, 2020	$0.01331	August 7, 2020	$58	August 31, 2020
Stock Repurchase Program
As of September 30, 2020, our board of directors had approved for repurchase an aggregate of $16,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2020, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,203 shares for $13,728, and $2,272 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the nine months ended:

	September 30, 2020		September 30, 2019
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases (a)	156	$894	335	$1,966
(a)As of September 30, 2020, $24 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statement of stockholders’ equity (deficit).
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of September 30, 2020 and December 31, 2019.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(15)Benefit Plans
We recognized share-based payment expense of $58 and $65 for the three months ended September 30, 2020 and 2019, respectively, and $165 and $192 for the nine months ended September 30, 2020 and 2019, respectively. This amount includes $21 of share-based compensation expense recorded in Acquisition and restructuring costs in our unaudited consolidated statements of comprehensive income during the nine months ended September 30, 2019.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of September 30, 2020, 142 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2020	2020	2019
Risk-free interest rate	0.2%	1.3%	2.5%
Expected life of options — years	3.79	3.82	3.36
Expected stock price volatility	34%	25%	26%
Expected dividend yield	0.9%	0.7%	0.8%
There were no options granted to employees during the three months ended September 30, 2019.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The following table summarizes stock option activity under our share-based plans for the nine months ended September 30, 2020:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	208	$4.46
Granted	8	$7.16
Exercised	(18)	$3.69
Forfeited, cancelled or expired	(2)	$6.21
Outstanding as of September 30, 2020	196	$4.61	4.77	$206
Exercisable as of September 30, 2020	154	$4.25	4.13	$195
The weighted average grant date fair value per stock option granted during the nine months ended September 30, 2020 was $1.42.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $53 and $83, respectively.  During the nine months ended September 30, 2020, the number of net settled shares issued as a result of stock option exercises was 5.
We recognized share-based payment expense associated with stock options of $11 and $14 for the three months ended September 30, 2020 and 2019, respectively, and $34 and $49 for the nine months ended September 30, 2020 and 2019, respectively.
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the nine months ended September 30, 2020:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2019	75	$5.95
Granted	33	$6.14
Vested	(28)	$5.82
Forfeited	(4)	$6.00
Nonvested as of September 30, 2020	76	$6.07
The total intrinsic value of restricted stock units, including PRSUs, vesting during the nine months ended September 30, 2020 and 2019 was $168 and $192, respectively. During the nine months ended September 30, 2020, the number of net settled shares issued as a result of restricted stock units vesting totaled 17. During the nine months ended September 30, 2020, we granted 3 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the nine months ended September 30, 2020, we granted less than 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the nine months ended September 30, 2020.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $47 and $51 for the three months ended September 30, 2020 and 2019, respectively, and $131 and $143 for the nine months ended September 30, 2020 and 2019, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at September 30, 2020 and December 31, 2019 was $418 and $415, respectively.  The total unrecognized compensation costs at September 30, 2020 are expected to be recognized over a weighted-average period of 2.7 years.

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
We recognized expenses of $4 and $2 for the three months ended September 30, 2020 and 2019, respectively, and $12 and $6 for the nine months ended September 30, 2020 and 2019, respectively, in connection with the Sirius XM and Pandora Plans.
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
Contributions to the DCP, net of withdrawals, for the three months ended September 30, 2020 and 2019 were $1 and less than $1, respectively, and were $8 and $7 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, the fair value of the investments held in the trust were $43 and $34, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of comprehensive income.  We recorded gains on investments held in the trust of $2 and less than $1 for the three months ended September 30, 2020 and 2019, respectively, and $1 and $3 for the nine months ended September 30, 2020 and 2019, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(16)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of September 30, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total
Debt obligations	$1	$1	$1,000	$193	$1,500	$5,250	$7,945
Cash interest payments	3	379	375	335	329	1,048	2,469
Satellite and transmission	19	48	2	1	1	2	73
Programming and content	72	261	169	89	43	97	731
Sales and marketing	14	28	18	9	3	8	80
Satellite incentive payments	1	8	9	9	9	47	83
Operating lease obligations	15	75	67	60	46	180	443
Royalties, minimum guarantees and other	130	279	196	22	7	—	634
Total (1)	$255	$1,079	$1,836	$718	$1,938	$6,632	$12,458
(1)The table does not include our reserve for uncertain tax positions, which at September 30, 2020 totaled $26.
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
Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-4 meeting its fifteen-year design life, which we expect to occur.  Boeing may also be entitled to up to $10 of additional incentive payments if our XM-4 satellite continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. Certain of our content agreements also contain minimum guarantees and require that we make upfront minimum guaranteed payments. During the nine months ended September 30, 2020, we prepaid $5 in content costs related to minimum guarantees. As of September 30, 2020, we had future fixed minimum guarantee commitments of $35, of which $22 will be

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
paid in 2020 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
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
We have also entered into various agreements with third parties for general operating purposes. The cost of our common stock acquired in our capital return program but not paid for as of September 30, 2020 was also included in this category.
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

We believe we have substantial defenses to the claims asserted in this action, and we intend to defend these actions vigorously.

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

During the summer, the CRB held a multi-week hearing which concluded in September 2020. An initial determination by the CRB is expected to be issued during the first half of 2021.

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

(17)Income Taxes
We file a consolidated federal income tax return for all of our wholly owned subsidiaries.  For the three months ended September 30, 2020 and 2019, income tax expense was $72 and $70, respectively, and $226 and $227 for the nine months ended September 30, 2020 and 2019, respectively.
Our effective tax rate for the three months ended September 30, 2020 and 2019 was 20.9% and 22.2%, respectively. Our effective tax rate for the nine months ended September 30, 2020 and 2019 was 21.9% and 25.3%, respectively. The effective tax rates for the three and nine months ended September 30, 2020 were primarily impacted by federal and state tax credits and the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the three months ended September 30, 2019 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the nine months ended September 30, 2019 was primarily impacted by the increase to the valuation allowance related to certain federal research and development credits that are no longer expected to be realizable. We estimate our effective tax rate for the year ending December 31, 2020 will be approximately 23%.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
As of September 30, 2020 and December 31, 2019, we had a valuation allowance related to deferred tax assets of $69 and $70, respectively, that was not likely to be realized due to certain net operating loss limitations, including tax credits, and acquired net operating losses that were not more likely than not going to be utilized.

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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had less than $1 of intersegment advertising revenue during both the three and nine months ended September 30, 2020 and 2019.
Segment revenue and gross profit were as follows during the periods presented:

	For the Three Months Ended September 30, 2020
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$1,462	$132	$1,594
Advertising revenue	39	306	345
Equipment revenue	47	—	47
Other revenue	39	—	39
Total revenue	1,587	438	2,025
Cost of services (a)	(610)	(274)	(884)
Segment gross profit	$977	$164	$1,141
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended September 30, 2020
Segment Gross Profit	$1,141
Subscriber acquisition costs	(110)
Sales and marketing (a)	(205)
Engineering, design and development (a)	(53)
General and administrative (a)	(112)
Depreciation and amortization	(125)
Share-based payment expense	(58)
Total other (expense) income	(134)
Consolidated income before income taxes	$344
(a)     Share-based payment expense of $11 related to cost of services, $17 related to sales and marketing, $11 related to engineering, design and development and $19 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended September 30, 2019
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$1,424	$132	$1,556
Advertising revenue	51	315	366
Equipment revenue	45	—	45
Other revenue	44	—	44
Total revenue	1,564	447	2,011
Cost of services (b)	(597)	(273)	(870)
Segment gross profit	$967	$174	$1,141
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended September 30, 2019
Segment Gross Profit	$1,141
Subscriber acquisition costs	(101)
Sales and marketing (b)	(210)
Engineering, design and development (b)	(63)
General and administrative (b)	(108)
Depreciation and amortization	(118)
Share-based payment expense	(65)
Total other (expense) income	(160)
Consolidated income before income taxes	$316
(b)     Share-based payment expense of $11 related to cost of services, $23 related to sales and marketing, $15 related to engineering, design and development and $16 related to general and administrative has been excluded.

	For the Nine Months Ended September 30, 2020
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$4,372	$385	$4,757
Advertising revenue	108	758	866
Equipment revenue	113	—	113
Other revenue	115	—	115
Total revenue	4,708	1,143	5,851
Cost of services (c)	(1,796)	(783)	(2,579)
Segment gross profit	$2,912	$360	$3,272

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Nine Months Ended September 30, 2020
Segment Gross Profit	$3,272
Subscriber acquisition costs	(257)
Sales and marketing (c)	(614)
Engineering, design and development (c)	(165)
General and administrative (c)	(305)
Depreciation and amortization	(381)
Share-based payment expense	(165)
Acquisition and restructuring costs	(24)
Total other (expense) income	(327)
Consolidated income before income taxes	$1,034
(c)     Share-based payment expense of $32 related to cost of services, $50 related to sales and marketing, $31 related to engineering, design and development and $52 related to general and administrative has been excluded.

	For the Nine Months Ended September 30, 2019
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$4,196	$355	$4,551
Advertising revenue	149	784	933
Equipment revenue	127	—	127
Other revenue	121	—	121
Total revenue	4,593	1,139	5,732
Cost of services (d)	(1,761)	(720)	(2,481)
Segment gross profit	$2,832	$419	$3,251
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Nine Months Ended September 30, 2019
Segment Gross Profit	$3,251
Subscriber acquisition costs	(313)
Sales and marketing (d)	(591)
Engineering, design and development (d)	(169)
General and administrative (d)	(332)
Depreciation and amortization	(344)
Share-based payment expense	(171)
Acquisition and restructuring costs	(83)
Total other (expense) income	(350)
Consolidated income before income taxes	$898
(d)     Share-based payment expense of $30 related to cost of services, $57 related to sales and marketing, $37 related to engineering, design and development and $47 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of September 30, 2020, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and nine months ended September 30, 2020 and 2019.

(19)Subsequent Events
Capital Return Program
For the period from October 1, 2020 to October 20, 2020 we repurchased 29 shares of our common stock on the open market for an aggregate purchase price of $168, including fees and commissions.
On October 6, 2020, our board of directors declared a quarterly dividend on our common stock in the amount of $0.014641 per share of common stock payable on November 30, 2020 to stockholders of record as of the close of business on November 6, 2020.
Stitcher Acquisition
On July 13, 2020, Sirius XM entered into an agreement with The E.W. Scripps Company and certain of its subsidiaries ("Scripps") to acquire the assets of Stitcher, a pioneer in podcast production, distribution, and ad sales. On October 16, 2020, Sirius XM closed the acquisition of the assets of Stitcher. Under the terms of the asset purchase agreement, Sirius XM paid Scripps $272 in cash, which amount includes a working capital adjustment. The agreement provides that Sirius XM will potentially make up to $60 in additional contingent payments to Scripps based on Stitcher achieving certain financial metrics in 2020 and 2021.

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
General
In general, the COVID-19 pandemic, has had, and is continuing to have, a widespread and broad reaching effect on the economy. Vehicle sales have declined and concerts have been postponed indefinitely. The impact of the COVID-19 pandemic on the travel industry has been far-reaching, adversely affecting airlines, hotels, cruise ships and theme parks. Unemployment rates, while improving, remain high. Similarly, although media spending by businesses is recovering, spending continues to be down compared to prior periods. While certain regions of the United States are in various phases of reopening, it remains unclear what a full economic recovery will look like as the United States continues to struggle with rolling outbreaks of the virus.

Against this background and these broad-based economic effects, the full extent to which the COVID-19 pandemic may negatively impact our business is still uncertain. The scope of the effects of the COVID-19 pandemic on our businesses depends on many factors beyond our control, and the effects are difficult to assess or predict with meaningful precision both generally and specifically as to our Sirius XM and Pandora businesses. The COVID-19 pandemic did not have a material effect on our revenues and expenses for the first quarter ended March 31, 2020, with the effects on our business first emerging in the quarter ended June 30, 2020. Refer to the discussion below under "Business Performance Update" for an update on the impact on our business during the quarter ended September 30, 2020.

Liquidity

To date, the COVID-19 pandemic and its related economic impact has not affected our capital and financial resources, including our liquidity position. We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts necessary to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and pursue strategic opportunities. We expect to continue repurchasing our common stock. These repurchases are subject to numerous factors, including but not limited to market conditions. We have not suspended our quarterly common stock dividend payments as a result of the COVID-19 pandemic. As of September 30, 2020, we had approximately $33 of cash on hand and $1,749 was available for future borrowing under our revolving credit facility (after giving effect to outstanding letters of credit).

The COVID-19 pandemic to date has not impacted our ability to access our traditional funding sources. The pandemic has not increased our costs of or reduced our access to capital under our revolving credit facility or in the debt capital markets, and we do not believe it is reasonably likely to do so in the near-term. In addition, we do not expect the pandemic to affect our ongoing ability to meet the covenants in our debt instruments, including under our revolving credit facility.

Business Performance Update

We remain focused on the well-being of our employees, customers and all those we serve while also taking responsive measures to adapt to the current environment. Against the backdrop of the COVID-19 pandemic we are seeing certain positive trends in certain key indicators that support our business. For example, in the quarter ended September 30, 2020, new vehicle sales recovered compared to the prior three and six month periods. Similarly, we have seen recent increases in advertising orders, although the outlook for advertising revenue remains uncertain and we cannot reasonably predict when advertising activity will return to pre-pandemic levels. For more information regarding the trends in our businesses, including the trends in revenues and expenses, see the information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Quarterly Report on Form 10-Q.

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

We have undertaken and are continually in the process of making a diverse range of operational adjustments in response to the effects of COVID-19 pandemic. From a customer care and support perspective, we have adjusted our operations with call center vendors. These adjustments have included shifting call center demand to “chat” platforms, activating interactive voice response (or “IVR”) systems and online capabilities, and working with call center vendors to increase the capability for customer service agents to work remotely. We are focused on optimizing customer support performance in this new environment.

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

Sirius XM
Our Sirius XM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels, as well as infotainment services, in the United States on a subscription fee basis. The Sirius XM service is distributed through our two proprietary satellite radio systems and through the internet via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and our website. Our Sirius XM service is also available through our user interface, which we call “360L,” that combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience. The primary source of revenue from our Sirius XM business is generated from subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our satellite radios and accessories, and other ancillary services.  As of September 30, 2020, our Sirius XM business had approximately 34.4 million subscribers.
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
In May 2020, we terminated the Automatic Labs Inc. (“Automatic”) service, which was part of our connected services business. Automatic operated a service for consumers and auto dealers and offered an install-it-yourself adapter and mobile application, which transformed older vehicles into connected vehicles. During the nine months ended September 30, 2020, we recorded $24 of restructuring expenses in our unaudited consolidated statements of comprehensive income related to this termination of the service. We did not record any restructuring expenses during the three months ended September 30, 2020.
Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service, called Pandora Plus, and an on-demand subscription service, called Pandora Premium. As of September 30, 2020, Pandora had approximately 6.4 million subscribers.  The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service. Pandora is the exclusive US ad sales representative for SoundCloud. Through this arrangement Pandora offers advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. In addition, through AdsWizz, Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. As of September 30, 2020, our Pandora business had approximately 58.6 million monthly active users.
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

Liberty Media
As of September 30, 2020, Liberty Media beneficially owned, directly and indirectly, approximately 74% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Results of Operations
Actual Results
Set forth below are our results of operations for the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019. The discussion of our results of operations for the three and nine months ended September 30, 2020 and the three months ended September 30, 2019 includes the financial results of Pandora for the entire period, while the results of operations for the nine months ended September 30, 2019 includes the financial results of Pandora from the date of the Pandora Acquisition, February 1, 2019. The inclusion of Pandora's results in the nine months ended September 30, 2020 for the entire period may render direct comparisons with results for prior year period less meaningful. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

					2020 vs 2019 Change
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months		Nine Months
	2020	2019	2020	2019	Amount	%	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,462	$1,424	$4,372	$4,196	$38	3%	$176	4%
Advertising revenue	39	51	108	149	(12)	(24)%	(41)	(28)%
Equipment revenue	47	45	113	127	2	4%	(14)	(11)%
Other revenue	39	44	115	121	(5)	(11)%	(6)	(5)%
Total Sirius XM revenue	1,587	1,564	4,708	4,593	23	1%	115	3%
Pandora:
Subscriber revenue	132	132	385	355	—	—%	30	8%
Advertising revenue	306	315	758	784	(9)	(3)%	(26)	(3)%
Total Pandora revenue	438	447	1,143	1,139	(9)	(2)%	4	—%
Total consolidated revenue	2,025	2,011	5,851	5,732	14	1%	119	2%
Cost of services
Sirius XM:
Revenue share and royalties	369	358	1,100	1,065	11	3%	35	3%
Programming and content	114	113	330	328	1	1%	2	1%
Customer service and billing	99	99	291	296	—	—%	(5)	(2)%
Transmission	33	29	90	79	4	14%	11	14%
Cost of equipment	5	8	13	20	(3)	(38)%	(7)	(35)%
Total Sirius XM cost of services	620	607	1,824	1,788	13	2%	36	2%
Pandora:
Revenue share and royalties	233	234	659	619	(1)	—%	40	6%
Programming and content	9	3	21	10	6	200%	11	110%
Customer service and billing	20	20	68	56	—	—%	12	21%
Transmission	13	17	39	38	(4)	(24)%	1	3%
Total Pandora cost of services	275	274	787	723	1	—%	64	9%
Total consolidated cost of services	895	881	2,611	2,511	14	2%	100	4%
Subscriber acquisition costs	110	101	257	313	9	9%	(56)	(18)%
Sales and marketing	222	233	664	648	(11)	(5)%	16	2%
Engineering, design and development	64	78	196	206	(14)	(18)%	(10)	(5)%
General and administrative	131	124	357	379	7	6%	(22)	(6)%
Depreciation and amortization	125	118	381	344	7	6%	37	11%
Acquisition and restructuring costs	—	—	24	83	—	nm	(59)	(71)%
Total operating expenses	1,547	1,535	4,490	4,484	12	1%	6	—%
Income from operations	478	476	1,361	1,248	2	—%	113	9%
Other (expense) income:
Interest expense	(96)	(104)	(297)	(291)	8	8%	(6)	(2)%
Loss on extinguishment of debt	(40)	(56)	(40)	(57)	16	29%	17	30%
Other income (expense)	2	—	10	(2)	2	nm	12	600%
Total other (expense) income	(134)	(160)	(327)	(350)	26	16%	23	7%
Income before income taxes	344	316	1,034	898	28	9%	136	15%
Income tax expense	(72)	(70)	(226)	(227)	(2)	(3)%	1	—%
Net income	$272	$246	$808	$671	$26	11%	$137	20%
nm - not meaningful

Sirius XM Revenue
Refer to page 44 for our discussion on Sirius XM revenue.
Pandora Revenue
The nine months ended September 30, 2020 includes Pandora's revenue for the entire period while the nine months ended September 30, 2019 includes Pandora's revenue from the acquisition date, February 1, 2019. Refer to page 44 for our discussion on Pandora revenue.
Sirius XM Cost of Services
Refer to page 45 for our discussion on Sirius XM cost of services.
Pandora Cost of Services
The nine months ended September 30, 2020 includes Pandora's cost of services for the entire period while the nine months ended September 30, 2019 includes Pandora's cost of services from the acquisition date, February 1, 2019. Refer to page 46 for our discussion on Pandora cost of services.
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
For the three months ended September 30, 2020 and 2019, subscriber acquisition costs were $110 and $101, respectively, an increase of 9%, or $9, and increased as a percentage of total revenue. For the nine months ended September 30, 2020 and 2019, subscriber acquisition costs were $257 and $313, respectively, a decrease of 18% or $56, and decreased as a percentage of total revenue. The increase for the three month period was driven by higher OEM installations as automakers pushed to produce pre-COVID-19 volumes, partially offset by lower hardware subsidies as certain subsidy rates decreased. The decrease for the nine month period was driven by a decline in OEM installations as a result of the COVID-19 pandemic as well as lower hardware subsidies as certain subsidy rates decreased.
We expect subscriber acquisition costs to fluctuate with OEM installations; however, the subsidized chipsets cost is expected to decline as we transition to a new generation of chipsets. We intend to continue to offer subsidies and other incentives to induce OEMs to include our technology in their vehicles.
Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; and personnel related costs including salaries, commissions, and sales support. Marketing costs include expenses related to direct mail, outbound telemarketing, email communications, social media, television and digital performance media.
For the three months ended September 30, 2020 and 2019, sales and marketing expenses were $222 and $233, respectively, a decrease of 5%, or $11, and decreased as a percentage of total revenue. For the nine months ended September 30, 2020 and 2019, sales and marketing expenses were $664 and $648, respectively, an increase of 2% or $16, and increased as a percentage of total revenue. The decrease for the three month period was primarily due to lower travel and entertainment and personnel-related costs. The increase for the nine month period was primarily due to the inclusion of Pandora for a full nine months in 2020, and additional subscriber communications, streaming services and products, retention programs and acquisition campaigns; partially offset by lower travel and entertainment costs.
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
For the three months ended September 30, 2020 and 2019, engineering, design and development expenses were $64 and $78, respectively, a decrease of 18%, or $14, and decreased as a percentage of total revenue. For the nine months ended September 30, 2020 and 2019, engineering, design and development expenses were $196 and $206, respectively, a decrease of 5% or $10, and decreased as a percentage of total revenue. The decreases were driven by lower personnel-related costs. The decrease for the nine-month period was partially offset by the inclusion of Pandora for a full nine months in 2020.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended September 30, 2020 and 2019, general and administrative expenses were $131 and $124, respectively, an increase of 6%, or $7, and increased as a percentage of total revenue. For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $357 and $379, respectively, a decrease of 6% or $22, and decreased as a percentage of total revenue. The increase for the three month period was primarily driven by higher personnel-related and legal costs. The decrease for the nine month period was driven by a one-time $25 legal settlement reserve associated with Do-Not-Call litigation recorded in the first quarter of 2019, lower personnel-related costs, the closure of a sales and use tax audit in the second quarter of 2020, and lower travel and entertainment costs, partially offset by the inclusion of Pandora for a full nine months in 2020 and higher legal costs.
We expect our general and administrative expenses to increase to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended September 30, 2020 and 2019, depreciation and amortization expense was $125 and $118, respectively, an increase of 6%, or $7. For the nine months ended September 30, 2020 and 2019, depreciation and amortization expense was $381 and $344, respectively, an increase of 11% or $37. The increase was driven by additional assets placed in-service. The increase for the nine month period was also impacted by the inclusion of Pandora for a full nine months in 2020.
Acquisition and Restructuring Costs represents expenses associated with the acquisitions of Pandora and Simplecast and restructuring costs.
For the three months ended September 30, 2020 and 2019, there were no acquisition and restructuring costs. For the nine months ended September 30, 2020 and 2019, acquisition and restructuring costs were $24 and $83, respectively. The acquisition and restructuring costs for the nine months ended September 30, 2020 include costs associated with the termination of the Automatic service and costs associated with the acquisition of Simplecast. The acquisition and restructuring costs for the nine months ended September 30, 2019 include costs associated with the Pandora Acquisition as well as related reorganization costs.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended September 30, 2020 and 2019, interest expense was $96 and $104, respectively. For the nine months ended September 30, 2020 and 2019, interest expense was $297 and $291, respectively. The decrease for the three month period was primarily driven by lower average debt and interest rates. The increase for the nine month period was primarily driven by higher average debt due to the issuances of Sirius XM's 5.500% Senior Notes due 2029, 4.625% Senior Notes due 2024, and the 4.125% Senior Notes due 2030; partially offset by the redemption of Sirius XM's 6.00% Senior Notes due 2024, redemption of the Pandora convertible notes in 2019, and lower interest rates.

Loss on Extinguishment of Debt includes losses incurred as a result of the redemption of certain debt.
We recorded a $40 loss on extinguishment of debt during the three and nine months ended September 30, 2020 and losses on extinguishment of debt of $56 and $57 during the three and nine months ended September 30, 2019, respectively The loss on extinguishment of debt recorded in 2020 was due to the redemption of $500 principal amount of Sirius XM's 4.625% Senior Notes due 2023 and $1,000 principal amount of Sirius XM's 5.375% Senior Notes due 2025. The loss recorded in 2019 was due to the repurchase of $151 principal amount of Pandora's 1.75% Convertible Senior Notes due 2020.
Other Income (Expense) primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For the three months ended September 30, 2020 and 2019, other income (expense) was $2 and $0, respectively. For the nine months ended September 30, 2020 and 2019, other income (expense) was $10 and $(2), respectively. During the nine months ended September 30, 2020, we recorded a one-time lawsuit settlement of $7.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended September 30, 2020 and 2019, income tax expense was $72 and $70, respectively, and $226 and $227 for the nine months ended September 30, 2020 and 2019, respectively.
Our effective tax rate for the three months ended September 30, 2020 and 2019 was 20.9% and 22.2%, respectively. Our effective tax rate for the nine months ended September 30, 2020 and 2019 was 21.9% and 25.3%, respectively. The effective tax rates for the three and nine months ended September 30, 2020 were primarily impacted by federal and state tax credits and the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the three months ended September 30, 2019 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the nine months ended September 30, 2019 was primarily impacted by the increase to the valuation allowance related to certain federal research and development credits that are no longer expected to be realizable. We estimate our effective tax rate for the year ending December 31, 2020 will be approximately 23%.

In connection with the Pandora Acquisition, we acquired gross net operating loss ("NOLs") carryforwards of approximately $1,287 for federal income tax purposes. These NOL carryforwards are available to offset future taxable income. The acquired NOLs are limited annually by Section 382 of the Internal Revenue Code but we expect to fully utilize those NOLs within the carryforward period.

Unaudited Pro Forma Results
Set forth below are our pro forma results of operations for the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019. These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the Pandora Acquisition actually occurred on January 1, 2019 and are not indicative of our consolidated results of operations in future periods. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs, fair value gain or loss on the Pandora investment and associated tax impacts. Pro forma adjustments are not included for the acquisition of Simplecast. Please refer to the Footnotes to Results of Operations (pages 49 through 54) following our discussion of results of operations.

					2020 vs 2019 Change
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months		Nine Months
	2020	2019	2020	2019	Amount	%	Amount	%
Revenue	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Sirius XM:
Subscriber revenue	$1,462	$1,424	$4,372	$4,196	$38	3%	$176	4%
Advertising revenue	39	51	108	149	(12)	(24)%	(41)	(28)%
Equipment revenue	47	45	113	127	2	4%	(14)	(11)%
Other revenue	41	46	121	127	(5)	(11)%	(6)	(5)%
Total Sirius XM revenue	1,589	1,566	4,714	4,599	23	1%	115	3%
Pandora:
Subscriber revenue	132	132	385	401	—	—%	(16)	(4)%
Advertising revenue	306	315	758	852	(9)	(3)%	(94)	(11)%
Total Pandora revenue	438	447	1,143	1,253	(9)	(2)%	(110)	(9)%
Total consolidated revenue	2,027	2,013	5,857	5,852	14	1%	5	—%
Cost of services
Sirius XM:
Revenue share and royalties	369	358	1,100	1,065	11	3%	35	3%
Programming and content	114	113	330	328	1	1%	2	1%
Customer service and billing	99	99	291	296	—	—%	(5)	(2)%
Transmission	33	29	90	79	4	14%	11	14%
Cost of equipment	5	8	13	20	(3)	(38)%	(7)	(35)%
Total Sirius XM cost of services	620	607	1,824	1,788	13	2%	36	2%
Pandora:
Revenue share and royalties	235	238	665	701	(3)	(1)%	(36)	(5)%
Programming and content	9	3	21	10	6	200%	11	110%
Customer service and billing	20	20	68	64	—	—%	4	6%
Transmission	13	17	39	43	(4)	(24)%	(4)	(9)%
Total Pandora cost of services	277	278	793	818	(1)	—%	(25)	(3)%
Total consolidated cost of services	897	885	2,617	2,606	12	1%	11	—%
Subscriber acquisition costs	110	101	257	313	9	9%	(56)	(18)%
Sales and marketing	222	233	664	684	(11)	(5)%	(20)	(3)%
Engineering, design and development	64	78	196	220	(14)	(18)%	(24)	(11)%
General and administrative	131	124	357	395	7	6%	(38)	(10)%
Depreciation and amortization	125	118	381	359	7	6%	22	6%
Acquisition and restructuring costs	—	—	24	—	—	nm	24	nm
Total operating expenses	1,549	1,539	4,496	4,577	10	1%	(81)	(2)%
Income from operations	478	474	1,361	1,275	4	1%	86	7%
Other (expense) income:
Interest expense	(96)	(104)	(297)	(293)	8	8%	(4)	(1)%
Loss on extinguishment of debt	(40)	(56)	(40)	(57)	16	29%	17	30%
Other income (expense)	2	—	10	(1)	2	nm	11	1100%
Total other (expense) income	(134)	(160)	(327)	(351)	26	16%	24	7%
Income before income taxes	344	314	1,034	924	30	10%	110	12%
Income tax expense	(72)	(69)	(226)	(234)	(3)	(4)%	8	3%
Net income	$272	$245	$808	$690	$27	11%	$118	17%

Adjusted EBITDA	$661	$657	$1,915	$1,841	$4	1%	$74	4%
nm - not meaningful

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended September 30, 2020 and 2019, subscriber revenue was $1,462 and $1,424, respectively, an increase of 3%, or $38. For the nine months ended September 30, 2020 and 2019, subscriber revenue was $4,372 and $4,196, respectively, an increase of 4% or $176. The increases were primarily driven by higher self-pay revenue as a result of increases in certain subscription plans and higher U.S. Music Royalty Fees due to a higher music royalty rate, partially offset by lower paid promotional revenue.
We expect subscriber revenues to increase based on the growth of our subscriber base, increases in the average price charged and the sale of additional services to subscribers.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended September 30, 2020 and 2019, advertising revenue was $39 and $51, respectively, a decrease of 24%, or $12. For the nine months ended September 30, 2020 and 2019, advertising revenue was $108 and $149, respectively, a decrease of 28% or $41. The decreases were due to lower advertising as a result of the impact of the COVID-19 pandemic primarily on news and sports channels related to the cancellation of live sporting events.
We expect our Sirius XM advertising revenue to grow as we continue our recovery to pre-COVID-19 levels.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended September 30, 2020 and 2019, equipment revenue was $47 and $45, respectively, an increase of 4% or $2. For the nine months ended September 30, 2020 and 2019, equipment revenue was $113 and $127, respectively, a decrease of 11% or $14. The increase for the three month period was driven by higher royalty revenue as new vehicle production increased as automakers pushed to get back to pre-COVID-19 levels. The decrease for the nine month period was driven by lower royalty revenue as new vehicle production decreased due to the impact of the COVID-19 pandemic and by lower direct sales to consumers.
We expect equipment revenue to increase as royalty revenue associated with certain new chipsets increases.
Sirius XM Other Revenue includes service and advisory revenue from our Sirius XM Canada, our connected vehicle services, and ancillary revenues.
For the three months ended September 30, 2020 and 2019, other revenue was $41 and $46, respectively, a decrease of 11%, or $5. For the nine months ended September 30, 2020 and 2019, other revenue was $121 and $127, respectively, a decrease of 5% or $6. The decreases were primarily driven by lower revenue generated by our connected vehicle services.
We expect other revenue to remain relatively flat.
Pandora Revenue
Pandora Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions.
For the three months ended September 30, 2020 and 2019, Pandora subscriber revenue was $132. For the nine months ended September 30, 2020 and 2019, Pandora subscriber revenue was $385 and $401, respectively, a decrease of 4% or $16. For the three month period, higher revenue from growth in Pandora Premium plans was offset by a decrease due to the expiration in 2019 of the one-year promotional subscriptions generated through an expired agreement with T-Mobile. The decrease for the nine month period was primarily due to the expiration of the one-year promotional subscriptions generated through an expired agreement with T-Mobile.
We expect Pandora subscriber revenues to increase with growth of our Pandora subscriber base.

Pandora Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended September 30, 2020 and 2019, Pandora advertising revenue was $306 and $315, respectively, a decrease of 3%, or $9. For the nine months ended September 30, 2020 and 2019, Pandora advertising revenue was $758 and $852, respectively, a decrease of 11% or $94. The decreases were primarily due to lower advertising as a result of the impact of the COVID-19 pandemic.
We expect our advertising revenue to increase due to our off-platform advertising opportunities and as we continue to recover to pre-COVID-19 levels.
Total Consolidated Revenue
Total Consolidated Revenue for the three months ended September 30, 2020 and 2019, was $2,027 and $2,013, respectively, an increase of 1%, or $14. Total Consolidated Revenue for the nine months ended September 30, 2020 and 2019, was $5,857 and $5,852, respectively, an increase of $5.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the three months ended September 30, 2020 and 2019, revenue share and royalties were $369 and $358, respectively, an increase of 3%, or $11, and increased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2020 and 2019, revenue share and royalties were $1,100 and $1,065, respectively, an increase of 3%, or $35, and increased as a percentage of total Sirius XM revenue. The increases were driven by overall greater revenues subject to music royalties and revenue share.
We expect our Sirius XM revenue share and royalty costs to increase as our revenues grow.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended September 30, 2020 and 2019, programming and content expenses were $114 and $113, respectively, an increase of 1%, or $1, and decreased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2020 and 2019, programming and content expenses were $330 and $328, respectively, a slight increase of $2, but decreased as a percentage of total Sirius XM revenue. The increase for the three month period was driven by higher content licensing costs. The increase for the nine month period was primarily driven by higher content licensing costs as well as greater personnel-related costs partially offset by one-time benefits for reduced sports programming as a result of shortened sports seasons due to the COVID-19 pandemic.
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
For the three months ended September 30, 2020 and 2019, customer service and billing expenses were $99. For the nine months ended September 30, 2020 and 2019, customer service and billing expenses were $291 and $296, respectively, a decrease of 2%, or $5, and decreased as a percentage of total Sirius XM revenue. The decrease for the nine-month period was driven by reduced staffing resulting from stay at home orders issued in countries in which our vendors operate call centers.
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
For the three months ended September 30, 2020 and 2019, transmission expenses were $33 and $29, respectively, an increase of 14%, or $4, and increased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2020 and 2019, transmission expenses were $90 and $79, respectively, an increase of 14%, or $11, and increased as a percentage of total Sirius XM revenue. The increases were primarily driven by higher cloud hosting and wireless costs associated with our 360L platform and our streaming and connected vehicle services.
We expect our Sirius XM transmission expenses to increase as costs associated with our 360L platform and investments in internet streaming grow.
Sirius XM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended September 30, 2020 and 2019, cost of equipment was $5 and $8, respectively, a decrease of 38%, or $3, and decreased as a percentage of equipment revenue. For the nine months ended September 30, 2020 and 2019, cost of equipment was $13 and $20, respectively, a decrease of 35%, or $7, and decreased as a percentage of equipment revenue. The decreases were primarily due to lower direct sales to consumers and lower inventory reserves.
We expect our Sirius XM cost of equipment to fluctuate with the sales of our satellite radios.
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
For the three months ended September 30, 2020 and 2019, revenue share and royalties were $235 and $238, respectively, a decrease of 1%, or $3, but increased as a percentage of total Pandora revenue. For the nine months ended September 30, 2020 and 2019, revenue share and royalties were $665 and $701, respectively, a decrease of 5%, or $36, but increased as a percentage of total Pandora revenue. The decrease for the three month period was primarily due to lower listening hours. The decrease for the nine month period was primarily driven by a reversal of a pre-acquisition reserve of $16 for royalties during the first quarter of 2020, lower listening hours, and lower costs resulting from the presence of minimum guarantees associated with direct license agreements with major record labels which ended in 2019.
We expect our Pandora revenue share to increase as off-platform revenue increases and our royalty costs to increase due to higher music royalty rates.
Pandora Programming and Content includes costs to produce live listener events and promote content.
For the three months ended September 30, 2020 and 2019, programming and content expenses were $9 and $3, respectively, an increase of 200%, or $6, and increased as a percentage of total Pandora revenue. For the nine months ended September 30, 2020 and 2019, programming and content expenses were $21 and $10, respectively, an increase of 110%, or $11, and increased as a percentage of total Pandora revenue. The increases were primarily attributable to higher production costs and personnel-related costs.
We expect our Pandora programming and content costs to increase as we offer additional programming and continue to produce live listener events and promotions.
Pandora Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores, and bad debt expense.

For the three months ended September 30, 2020 and 2019, customer service and billing expenses were $20, remaining relatively flat, but increased as a percentage of total Pandora revenue. For the nine months ended September 30, 2020 and 2019, customer service and billing expenses were $68 and $64, respectively, an increase of 6%, or $4, and increased as a percentage of total Pandora revenue. The increase was primarily driven by higher bad debt expense, partially offset by lower transaction costs.
We expect our Pandora customer service and billing costs to increase as our subscriber base grows.
Pandora Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended September 30, 2020 and 2019, transmission expenses were $13 and $17, respectively, a decrease of 24%, or $4, and decreased as a percentage of total Pandora revenue. For the nine months ended September 30, 2020 and 2019, transmission expenses were $39 and $43, respectively, a decrease of 9%, or $4, and decreased as a percentage of total Pandora revenue. The decreases were driven by lower streaming costs driven by lower listener hours.
We expect our Pandora transmission costs to fluctuate with changes in listener hours.
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
For the three months ended September 30, 2020 and 2019, subscriber acquisition costs were $110 and $101, respectively, an increase of 9%, or $9, and increased as a percentage of total revenue. For the nine months ended September 30, 2020 and 2019, subscriber acquisition costs were $257 and $313, respectively, a decrease of 18%, or $56, and decreased as a percentage of total revenue. The increase for the three month period was driven by higher OEM installations as automakers pushed to regain pre-COVID-19 volumes, partially offset by lower hardware subsidies as certain subsidy rates decreased. The decrease for the nine month period was driven by a decline in OEM installations as a result of the COVID-19 pandemic as well as lower hardware subsidies as certain subsidy rates decreased.
We expect subscriber acquisition costs to fluctuate with OEM installations; however, the subsidized chipsets cost is expected to decline as we transition to a new generation of chipsets. We intend to continue to offer subsidies and other incentives to induce OEMs to include our technology in their vehicles.
Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; and personnel related costs including salaries, commissions, and sales support. Marketing costs include expenses related to direct mail, outbound telemarketing, email communications, social media, television and digital performance media.
For the three months ended September 30, 2020 and 2019, sales and marketing expenses were $222 and $233, respectively, a decrease of 5%, or $11, and decreased as a percentage of total revenue. For the nine months ended September 30, 2020 and 2019, sales and marketing expenses were $664 and $684, respectively, a decrease of 3%, or $20, and decreased as a percentage of total revenue. The decreases were primarily due to lower personnel-related costs and lower travel and entertainment costs, partially offset by additional subscriber communications and acquisition campaigns.
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

For the three months ended September 30, 2020 and 2019, engineering, design and development expenses were $64 and $78, respectively, a decrease of 18%, or $14, and decreased as a percentage of total revenue. For the nine months ended September 30, 2020 and 2019, engineering, design and development expenses were $196 and $220, respectively, a decrease of 11%, or $24, and decreased as a percentage of total revenue. The decreases were driven by lower personnel-related costs.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended September 30, 2020 and 2019, general and administrative expenses were $131 and $124, respectively, an increase of 6%, or $7, and increased as a percentage of total revenue. For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $357 and $395, respectively, a decrease of 10%, or $38, and decreased as a percentage of total revenue. The increase for the three month period was primarily driven by higher personnel-related costs. The decrease for the nine month period was primarily driven by a one-time $25 legal settlement reserve associated with Do-Not-Call litigation recorded in the first quarter of 2019, lower personnel-related costs, and the closure of a sales and use tax audit in the second quarter of 2020, partially offset by higher legal costs.
We expect our general and administrative expenses to increase to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended September 30, 2020 and 2019, depreciation and amortization expense was $125 and $118, respectively, an increase of 6%, or $7. For the nine months ended September 30, 2020 and 2019, depreciation and amortization expense was $381 and $359, respectively, an increase of 6%, or $22. The increases were driven by additional assets placed in-service.
Acquisition and Restructuring Costs represents expenses associated with the termination of the Automatic service and the acquisition of Simplecast.
For the three months ended September 30, 2020, there were no acquisition and restructuring costs. For the nine months ended September 30, 2020, acquisition and restructuring costs were $24. The acquisition and restructuring costs for the nine months ended September 30, 2020 include costs associated with the termination of the Automatic service and costs associated with the acquisition of Simplecast. There were no acquisition and restructuring costs for the three and nine months ended September 30, 2019.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended September 30, 2020 and 2019, interest expense was $96 and $104, respectively, a decrease of 8%, or $8. For the nine months ended September 30, 2020 and 2019, interest expense was $297 and $293, respectively, an increase of 1%, or $4. The decrease for the three month period was primarily driven by lower average debt and lower average interest rates. The increase for the nine month period was primarily driven by higher average debt due to the issuances of the 5.500% Senior Notes due 2029, the 4.625% Senior Notes due 2024 and the 4.125% Senior Notes due 2030; partially offset by the redemption of the 6.00% Senior Notes due 2024 and lower average interest rates.
Loss on Extinguishment of Debt, includes losses incurred as a result of the redemption of certain debt.
We recorded a $40 loss on extinguishment of debt during the three and nine months ended September 30, 2020 and losses on extinguishment of debt of $56 and $57 loss during the three and nine months ended September 30, 2019, respectively. The loss on extinguishment of debt recorded in 2020 was due to the redemption of $500 principal amount of Sirius XM's 4.625% Senior Notes due 2023 and $1,000 principal amount of Sirius XM's 5.375% Senior Notes due 2025. The loss on extinguishment of debt recorded in 2019 was due to the repurchase of $151 principal amount of Pandora's 1.75% Convertible Senior Notes due 2020.

Other Income (Expense) primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from our equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For the three months ended September 30, 2020 and 2019, other income (expense) was $2 and $0, respectively. For the nine months ended September 30, 2020 and 2019, other income (expense) was $10 and $(1), respectively. During the nine months ended September 30, 2020, we recorded a one-time lawsuit settlement of $7.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended September 30, 2020 and 2019, income tax expense was $72 and $69, respectively, and $226 and $234 for the nine months ended September 30, 2020 and 2019, respectively.
Our effective tax rate for the three months ended September 30, 2020 and 2019 was 20.9% and 22.0%, respectively. Our effective tax rate for the nine months ended September 30, 2020 and 2019 was 21.9% and 25.3%, respectively. The effective tax rates for the three and nine months ended September 30, 2020 were primarily impacted by federal and state tax credits and the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the three months ended September 30, 2019 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the nine months ended September 30, 2019 was primarily impacted by the increase to the valuation allowance related to certain federal research and development credits that are no longer expected to be realizable. We estimate our effective tax rate for the year ending December 31, 2020 will be approximately 23%.

In connection with the Pandora Acquisition, we acquired gross NOL carryforwards of approximately $1,287 for federal income tax purposes. These NOL carryforwards are available to offset future taxable income. The acquired NOLs are limited annually by Section 382 of the Internal Revenue Code but we expect to fully utilize those NOLs within the carryforward period.

Footnotes to Pro Forma Results of Operations
The following tables reconcile our results of operations as reported to our pro forma results of operations for the three and nine months ended September 30, 2020 and 2019 which includes the Pandora pre-acquisition financial information for the applicable periods and the effects of purchase price accounting. These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the Pandora Acquisition actually occurred on January 1, 2019 and are not indicative of our consolidated results of operations in future periods. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs, fair value gain or loss on the Pandora investment and associated tax impacts.

	Unaudited for the Three Months Ended September 30, 2020
	As Reported	Predecessor Financial Information	Purchase Price Accounting Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$1,462	$—	$—		$1,462
Advertising revenue	39	—	—		39
Equipment revenue	47	—	—		47
Other revenue	39	—	2	(a)	41
Total Sirius XM revenue	1,587	—	2		1,589
Pandora:
Subscriber revenue	132	—	—		132
Advertising revenue	306	—	—		306
Total Pandora revenue	438	—	—		438
Total consolidated revenue	2,025	—	2		2,027
Cost of services
Sirius XM:
Revenue share and royalties	369	—	—		369
Programming and content	114	—	—		114
Customer service and billing	99	—	—		99
Transmission	33	—	—		33
Cost of equipment	5	—	—		5
Total Sirius XM cost of services	620	—	—		620
Pandora:
Revenue share and royalties	233	—	2	(b)	235
Programming and content	9	—	—		9
Customer service and billing	20	—	—		20
Transmission	13	—	—		13
Total Pandora cost of services	275	—	2		277
Total consolidated cost of services	895	—	2		897
Subscriber acquisition costs	110	—	—		110
Sales and marketing	222	—	—		222
Engineering, design and development	64	—	—		64
General and administrative	131	—	—		131
Depreciation and amortization	125	—	—		125
Acquisition and restructuring costs	—	—	—		—
Total operating expenses	1,547	—	2		1,549
Income from operations	478	—	—		478
Other (expense) income:
Interest expense	(96)	—	—		(96)
Loss on extinguishment of debt	(40)	—	—		(40)
Other income (expense)	2	—	—		2
Total other (expense) income	(134)	—	—		(134)
Income before income taxes	344	—	—		344
Income tax expense	(72)	—	—		(72)
Net income	$272	$—	$—		$272
(a)    This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the merger of Sirius and XM (the "XM Merger").
(b)    This adjustment includes the impact of additional expense associated with minimum guarantee royalty contracts recorded as part of the Pandora Acquisition.

	Unaudited for the Three Months Ended September 30, 2019
	As Reported	Predecessor Financial Information	Purchase Price Accounting Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$1,424	$—	$—		$1,424
Advertising revenue	51	—	—		51
Equipment revenue	45	—	—		45
Other revenue	44	—	2	(c)	46
Total Sirius XM revenue	1,564	—	2		1,566
Pandora:
Subscriber revenue	132	—	—		132
Advertising revenue	315	—	—		315
Total Pandora revenue	447	—	—		447
Total consolidated revenue	2,011	—	2		2,013
Cost of services
Sirius XM:
Revenue share and royalties	358	—	—		358
Programming and content	113	—	—		113
Customer service and billing	99	—	—		99
Transmission	29	—	—		29
Cost of equipment	8	—	—		8
Total Sirius XM cost of services	607	—	—		607
Pandora:
Revenue share and royalties	234	—	4	(d)	238
Programming and content	3	—	—		3
Customer service and billing	20	—	—		20
Transmission	17	—	—		17
Total Pandora cost of services	274	—	4		278
Total consolidated cost of services	881	—	4		885
Subscriber acquisition costs	101	—	—		101
Sales and marketing	233	—	—		233
Engineering, design and development	78	—	—		78
General and administrative	124	—	—		124
Depreciation and amortization	118	—	—		118
Acquisition and restructuring costs	—	—	—		—
Total operating expenses	1,535	—	4		1,539
Income from operations	476	—	(2)		474
Other (expense) income:
Interest expense	(104)	—	—		(104)
Loss on extinguishment of debt	(56)	—	—		(56)
Other income (expense)	—	—	—		—
Total other (expense) income	(160)	—	—		(160)
Income before income taxes	316	—	(2)		314
Income tax expense	(70)	—	1	(e)	(69)
Net income	$246	$—	$(1)		$245
(c)    This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the XM Merger.
(d)    This adjustment includes the impact of additional expense associated with minimum guarantee royalty contracts recorded as part of the Pandora Acquisition.
(e)    This adjustment to income taxes was calculated by applying Sirius XM's statutory tax rate at September 30, 2019 to the pro forma adjustments of $(2).

	Unaudited for the Nine Months Ended September 30, 2020
	As Reported	Predecessor Financial Information	Purchase Price Accounting Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$4,372	$—	$—		$4,372
Advertising revenue	108	—	—		108
Equipment revenue	113	—	—		113
Other revenue	115	—	6	(f)	121
Total Sirius XM revenue	4,708	—	6		4,714
Pandora:
Subscriber revenue	385	—	—		385
Advertising revenue	758	—	—		758
Total Pandora revenue	1,143	—	—		1,143
Total consolidated revenue	5,851	—	6		5,857
Cost of services
Sirius XM:
Revenue share and royalties	1,100	—	—		1,100
Programming and content	330	—	—		330
Customer service and billing	291	—	—		291
Transmission	90	—	—		90
Cost of equipment	13	—	—		13
Total Sirius XM cost of services	1,824	—	—		1,824
Pandora:
Revenue share and royalties	659	—	6	(g)	665
Programming and content	21	—	—		21
Customer service and billing	68	—	—		68
Transmission	39	—	—		39
Total Pandora cost of services	787	—	6		793
Total consolidated cost of services	2,611	—	6		2,617
Subscriber acquisition costs	257	—	—		257
Sales and marketing	664	—	—		664
Engineering, design and development	196	—	—		196
General and administrative	357	—	—		357
Depreciation and amortization	381	—	—		381
Acquisition and restructuring costs	24	—	—		24
Total operating expenses	4,490	—	6		4,496
Income from operations	1,361	—	—		1,361
Other (expense) income:
Interest expense	(297)	—	—		(297)
Loss on extinguishment of debt	(40)	—	—		(40)
Other income (expense)	10	—	—		10
Total other (expense) income	(327)	—	—		(327)
Income before income taxes	1,034	—	—		1,034
Income tax expense	(226)	—	—		(226)
Net income	$808	$—	$—		$808
(f)    This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the XM Merger.
(g)    This adjustment includes the impact of additional expense associated with minimum guarantee royalty contracts recorded as part of the Pandora Acquisition.

	Unaudited for the Nine Months Ended September 30, 2019
	As Reported	Predecessor Financial Information (h)	Purchase Price Accounting Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$4,196	$—	$—		$4,196
Advertising revenue	149	—	—		149
Equipment revenue	127	—	—		127
Other revenue	121	—	6	(i)	127
Total Sirius XM revenue	4,593	—	6		4,599
Pandora:
Subscriber revenue	355	46	—		401
Advertising revenue	784	68	—		852
Total Pandora revenue	1,139	114	—		1,253
Total consolidated revenue	5,732	114	6		5,852
Cost of services
Sirius XM:
Revenue share and royalties	1,065	—	—		1,065
Programming and content	328	—	—		328
Customer service and billing	296	—	—		296
Transmission	79	—	—		79
Cost of equipment	20	—	—		20
Total Sirius XM cost of services	1,788	—	—		1,788
Pandora:
Revenue share and royalties	619	71	11	(j)	701
Programming and content	10	—	—		10
Customer service and billing	56	8	—		64
Transmission	38	5	—		43
Total Pandora cost of services	723	84	11		818
Total consolidated cost of services	2,511	84	11		2,606
Subscriber acquisition costs	313	—	—		313
Sales and marketing	648	36	—		684
Engineering, design and development	206	14	—		220
General and administrative	379	16	—		395
Depreciation and amortization	344	6	9	(k)	359
Acquisition and restructuring costs	83	1	(84)	(l)	—
Total operating expenses	4,484	157	(64)		4,577
Income from operations	1,248	(43)	70		1,275
Other (expense) income:
Interest expense	(291)	(2)	—		(293)
Loss on extinguishment of debt	(57)	—	—		(57)
Other income (expense)	(2)	1	—		(1)
Total other (expense) income	(350)	(1)	—		(351)
Income before income taxes	898	(44)	70		924
Income tax expense	(227)	—	(7)	(m)	(234)
Net income	$671	$(44)	$63		$690
(h)    Represents Pandora’s results for the period January 1, 2019 through January 31, 2019.
(i)    This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the XM Merger.
(j)    This adjustment includes the impact of additional expense associated with minimum guarantee royalty contracts recorded as part of the Pandora Acquisition.
(k)    This adjustment includes the impact of the additional amortization associated with the acquired intangible assets recorded as part of the Pandora Acquisition that are subject to amortization, partially offset by normal depreciation associated with assets revalued in purchase accounting.
(l)    This adjustment eliminates the impact of acquisition and other related costs.

(m)    This adjustment to income taxes was calculated by applying Sirius XM's statutory tax rate at September 30, 2019 to the pro forma adjustments of $70 and Pandora's loss before income tax of $44.

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
Set forth below are our subscriber balances as of September 30, 2020 compared to September 30, 2019.

	As of September 30,		2020 vs 2019 Change
(subscribers in thousands)	2020	2019	Amount	%
Sirius XM
Self-pay subscribers	30,480	29,637	843	3%
Paid promotional subscribers	3,955	4,917	(962)	(20)%
Ending subscribers	34,435	34,554	(119)	—%
Traffic users	9,430	9,378	52	1%
Sirius XM Canada subscribers	2,612	2,706	(94)	(3)%

Pandora
Monthly active users - all services	58,583	63,100	(4,517)	(7)%
Self-pay subscribers	6,361	6,257	104	2%
Paid promotional subscribers	43	45	(2)	(4)%
Ending subscribers	6,404	6,302	102	2%
The following table contains our Non-GAAP pro forma financial and operating performance measures which are based on our adjusted results of operations for the three and nine months ended September 30, 2020 and 2019.

					2020 vs 2019 Change
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months		Nine Months
(subscribers in thousands)	2020	2019	2020	2019 (1)	Amount	%	Amount	%
Sirius XM
Self-pay subscribers	169	302	502	723	(133)	(44)%	(221)	(31)%
Paid promotional subscribers	17	(92)	(975)	(207)	109	(118)%	(768)	371%
Net additions	186	210	(473)	516	(24)	(11)%	(989)	(192)%
Weighted average number of subscribers	34,330	34,397	34,480	34,181	(67)	—%	299	1%
Average self-pay monthly churn	1.7%	1.7%	1.7%	1.7%	—%	—%	—%	—%
ARPU (2)	$14.15	$13.90	$14.02	$13.75	$0.25	2%	$0.27	2%
SAC, per installation	$20.98	$21.01	$20.49	$22.62	$(0.03)	—%	$(2.13)	(9)%

Pandora
Self-pay subscribers	105	33	196	343	72	218%	(147)	(43)%
Paid promotional subscribers	(3)	(688)	(6)	(711)	685	(100)%	705	(99)%
Net additions	102	(655)	190	(368)	757	(116)%	558	(152)%
Weighted average number of subscribers	6,376	6,753	6,281	6,778	(377)	(6)%	(497)	(7)%
ARPU	$6.83	$6.46	$6.79	$6.56	$0.37	6%	$0.23	4%
Ad supported listener hours (in billions)	3.12	3.32	9.53	10.23	(0.20)	(6)%	(0.70)	(7)%
Advertising revenue per thousand listener hours (RPM)	$84.46	$85.33	$68.83	$75.96	$(0.87)	(1)%	$(7.13)	(9)%
Licensing costs per thousand listener hours (LPM)	$40.16	$39.05	$38.11	$37.83	$1.11	3%	$0.28	1%
Licensing costs per paid subscriber (LPU)	$4.19	$4.09	$4.12	$4.07	$0.10	2%	$0.05	1%

Total Company
Adjusted EBITDA	$661	$657	$1,915	$1,841	$4	1%	$74	4%
Free cash flow (3)	$361	$465	$1,212	$1,239	$(104)	(22)%	$(27)	(2)%
(1)    Includes Pandora's results for the nine month period, including pre-acquisition results for the period January 1, 2019 through January 31, 2019.
(2)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $44 and $41 for the three months and $130 and $116 for the nine months ended September 30, 2020 and 2019, respectively.
(3)    Free cash flow has not been adjusted for Pandora's pre-acquisition results.
Sirius XM
Subscribers. At September 30, 2020, Sirius XM had approximately 34,435 subscribers, a decrease of 119, from the approximately 34,554 subscribers as of September 30, 2019. The decrease was due to the decrease in paid promotional subscribers, partially offset by growth in our self-pay subscriber base from subsequent owner trial conversions as well as subscriber win back programs.
For the three months ended September 30, 2020 and 2019, net subscriber additions were 186 and 210, respectively. For the nine months ended September 30, 2020 and 2019, net subscriber additions were (473) and 516, respectively. For the three month period, paid promotional subscribers increased as shipments and trial subscription starts from automakers offering paid subscriptions rebounded from the impact of the COVID-19 pandemic. For the nine month period, paid promotional subscribers decreased as shipments and trial subscription starts from automakers offering paid subscriptions declined as a result of the COVID-19 pandemic. Self-pay net additions decreased year over year as increases in subsequent owner trial conversions and reductions in vehicle related and non-pay churn were offset by reduced additions from win back programs, new car conversions, and aftermarket programs as well as increases in voluntary churn.

Traffic Users. We offer services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems. At September 30, 2020, Sirius XM had approximately 9,430 traffic users, an increase of 52 users, or 1%, from the approximately 9,378 traffic users as of September 30, 2019.
Sirius XM Canada Subscribers. At September 30, 2020, Sirius XM Canada had approximately 2,612 subscribers, a decrease of 94, or 3%, from the approximately 2,706 Sirius XM Canada subscribers as of September 30, 2019.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 60 through 63 for more details.)
For both the three months ended September 30, 2020 and 2019, our average self-pay monthly churn rate was 1.7%. For both the nine months ended September 30, 2020 and 2019, our average self-pay monthly churn rate was 1.7%. Lower vehicle and non-pay churn was offset by increased voluntary churn.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 60 through 63 for more details.)
For the three months ended September 30, 2020 and 2019, subscriber ARPU - Sirius XM was $14.15 and $13.90, respectively. For the nine months ended September 30, 2020 and 2019, subscriber ARPU - Sirius XM was $14.02 and $13.75, respectively. The increase was driven by an increase in certain subscription rates and the U.S. Music Royalty Fee.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 60 through 63 for more details.)
For the three months ended September 30, 2020 and 2019, SAC, per installation, was $20.98 and $21.01, respectively. For the nine months ended September 30, 2020 and 2019, SAC, per installation, was $20.49 and $22.62, respectively. The decreases were driven by reductions to OEM hardware subsidy rates.
Pandora
Monthly Active Users. At September 30, 2020, Pandora had approximately 58,583 monthly active users, a decrease of 4,517 monthly active users, or 7%, from the 63,100 monthly active users as of September 30, 2019. The decrease in monthly active users was driven by an increase in ad-supported listener churn and a decrease in the number of new users.
Subscribers. At September 30, 2020, Pandora had approximately 6,404 subscribers, an increase of 102, or 2%, from the approximately 6,302 as of September 30, 2019.
For the three months ended September 30, 2020 and 2019, net subscriber additions were 102 and (655), respectively. For the nine months ended September 30, 2020 and 2019, net subscriber additions were 190 and (368), respectively. The increases were a result of the expiration of an agreement with T-Mobile during the nine months ended September 30, 2019.
ARPU is defined as average monthly revenue per paid subscriber on our Pandora subscription services. (See the accompanying glossary on pages 60 through 63 for more details.)
For the three months ended September 30, 2020 and 2019, subscriber ARPU - Pandora was $6.83 and $6.46, respectively. For the nine months ended September 30, 2020 and 2019, subscriber ARPU - Pandora was $6.79 and $6.56, respectively. The increases in subscriber ARPU were primarily driven by the expiration of a lower rate T-Mobile plan in 2019 and a continued shift in subscriber mix toward more Pandora Premium plans.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-radio content offerings in the definition of listener hours.
For the three months ended September 30, 2020 and 2019, ad supported listener hours were 3,120 and 3,320, respectively. For the nine months ended September 30, 2020 and 2019, ad supported listener hours were 9,530 and 10,230, respectively. The decrease in ad supported listener hours was primarily driven by the decline in monthly active users, partially offset by higher hours per active user.

RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended September 30, 2020 and 2019, RPM was $84.46 and $85.33, respectively. For the nine months ended September 30, 2020 and 2019, RPM was $68.83 and $75.96, respectively. The decreases were a result of lower sell-through percentages as a result of the COVID-19 pandemic.
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
For the three months ended September 30, 2020 and 2019, LPM was $40.16 and $39.05, respectively. For the nine months ended September 30, 2020 and 2019, LPM was $38.11 and $37.83, respectively. The increases were primarily due to an increase in track rates.
LPU is defined as average monthly licensing costs per paid subscriber on our Pandora subscription services. LPU is a key measure of our ability to manage costs for our subscription services.
For the three months ended September 30, 2020 and 2019, LPU was $4.19 and $4.09, respectively. For the nine months ended September 30, 2020 and 2019, LPU was $4.12 and $4.07, respectively. The increases were due to increased Pandora subscriber ARPU.
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
For the three months ended September 30, 2020 and 2019, adjusted EBITDA was $661 and $657, respectively, an increase of 1%, or $4. For the nine months ended September 30, 2020 and 2019, adjusted EBITDA was $1,915 and $1,841, respectively, an increase of 4%, or $74. The increases were driven by higher subscriber revenue and lower travel and entertainment, partially offset by lower advertising revenue and higher revenue share and royalties. The nine month period was also impacted by lower subscriber acquisitions costs.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying glossary on pages 60 through 63 for a reconciliation to GAAP and for more details.)
For the three months ended September 30, 2020 and 2019, free cash flow was $361 and $465, respectively, a decrease of $104, or 22%. For the nine months ended September 30, 2020 and 2019, free cash flow was $1,212 and $1,239, respectively, a decrease of $27, or 2%.  The decreases were driven by higher interest payments primarily due to timing, lower ad revenue receipts and paid promotional trial receipts. We paid a one-time amount of $25 for a legal settlement during the nine months ended September 30, 2019

Liquidity and Capital Resources
Cash Flows for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019.
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Nine Months Ended September 30,
	2020	2019	2020 vs 2019
Net cash provided by operating activities	$1,450	$1,485	$(35)
Net cash (used in) provided by investing activities	(344)	126	(470)
Net cash used in financing activities	(1,182)	(1,586)	404
Net (decrease) increase in cash, cash equivalents and restricted cash	(76)	25	(101)
Cash, cash equivalents and restricted cash at beginning of period	120	65	55
Cash, cash equivalents and restricted cash at end of period	$44	$90	$(46)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $35 to $1,450 for the nine months ended September 30, 2020 from $1,485 for the nine months ended September 30, 2019.
Our largest source of cash provided by operating activities is cash generated by subscription and subscription-related revenues.  We also generate cash from the sale of advertising through our Pandora business, advertising on certain non-music channels on Sirius XM and the sale of satellite radios, components and accessories.  Our primary uses of cash from operating activities include revenue share and royalty payments to distributors, programming and content providers, and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to vendors to service, maintain and acquire listeners and subscribers, general corporate expenditures, and compensation and related costs. We paid a one-time amount of $25 for a legal settlement during the nine months ended September 30, 2019.
Cash Flows (Used in) Provided by Investing Activities
Cash flows used in investing activities in the nine months ended September 30, 2020 were primarily due to our $75 investment in SoundCloud, the acquisition of Simplecast of $28, spending primarily for capitalized software and hardware, and to construct replacement satellites. Cash flows provided by investing activities in the nine months ended September 30, 2019 were primarily due to cash received of $313 from the Pandora Acquisition and from the sale of short-term investments of $73, partially offset by additional spending primarily for capitalized software and hardware, and to construct replacement satellites. We spent $167 and $146 on capitalized software and hardware as well as $36 and $46 to construct replacement satellites during the nine months ended September 30, 2020 and 2019, respectively.
Cash Flows Used in Financing Activities
Cash flows used in financing activities consists of the issuance and repayment of long-term debt, the purchase of common stock under our share repurchase program, the payment of cash dividends and taxes paid in lieu of shares issued for stock-based compensation.  Proceeds from long term debt have been used to fund our operations, construct and launch new satellites, invest in other infrastructure improvements and purchase shares of our common stock.
Cash flows used in financing activities in the nine months ended September 30, 2020 were primarily due to the redemption of Sirius XM's 4.625% Senior Notes due 2023 in the aggregate amount of $507 and Sirius XM's 5.375% Senior Notes due 2025 in the aggregate amount of $1,039, the purchase and retirement of shares of our common stock under our repurchase program for $870, the payment of cash dividends of $175, and payment of $81 for taxes paid in lieu of shares issued for share-based compensation; partially offset by the issuance of $1,481 in aggregate principal amount of Sirius XM's 4.125% Senior Notes due 2030, net of costs. Cash flows used in financing activities in the nine months ended September 30, 2019 were primarily due to the purchase and retirement for $1,959 of shares of our common stock under our repurchase program, the redemption of Sirius XM's 6.00% Senior Notes due 2024 in the aggregate amount of $1,546, repayment under the Credit Facility of $374, the repurchase for $152 of Pandora's 1.75% Convertible Senior Notes due 2020, the payment of cash dividends of $167 and payment of $104 for taxes paid in lieu of shares issued for share-based compensation, partially offset by the issuance of $1,481 in aggregate principal amount of Sirius XM's 4.625% Senior Notes due 2024 and the issuance of $1,234 in aggregate principal amount of Sirius XM's 5.500% Senior Notes due 2029, net of costs.

Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of September 30, 2020, $0 was outstanding under our Credit Facility. As the amount available for future borrowing is reduced by $1 related to letters of credit issued for the benefit of Pandora, $1,749 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and pursue strategic opportunities.
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
Capital Return Program
As of September 30, 2020, our board of directors had authorized for repurchase an aggregate of $16,000 of our common stock.  As of September 30, 2020, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,203 shares for $13,728, and $2,272 remained available for additional repurchases under our existing stock repurchase program authorization.
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
On October 6, 2020, our board of directors declared a quarterly dividend in the amount of $0.014641 per share of common stock payable on November 30, 2020 to stockholders of record as of the close of business on November 6, 2020. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.058564 per share of common stock.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's convertible notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of September 30, 2020, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 13 to our unaudited consolidated financial statements in Part I, Item I, of this Quarterly Report on Form 10-Q.
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

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our unaudited consolidated statements of comprehensive income of certain expenses, including share-based payment expense and certain purchase price accounting for the XM Merger and the Pandora Acquisition. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure.  Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net income as disclosed in our unaudited consolidated statements of comprehensive income. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income to the adjusted EBITDA is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income:	$272	$246	$808	$671
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	—	—	(16)	25
Acquisition and restructuring costs (1)	—	—	24	83
Share-based payment expense (3)	58	65	165	171
Depreciation and amortization	125	118	381	344
Interest expense	96	104	297	291
Loss on extinguishment of debt	40	56	40	57
Other expense (income)	(2)	—	(10)	2
Income tax expense	72	70	226	227
Purchase price accounting adjustments:
Revenues	2	2	6	6
Operating expenses	(2)	(4)	(6)	(11)
Pro forma adjustments (2)	—	—	—	(25)
Adjusted EBITDA	$661	$657	$1,915	$1,841
(1)     Acquisition and restructuring costs include $21 of share-based compensation expense for the nine months ended September 30, 2019.
(2)     Pro forma adjustment for nine months ended September 30, 2019 includes Pandora's Net income for the nine months ended September 30, 2019 of $(44) plus Depreciation and amortization of $6, Share-based payment expense of $11, Acquisition and other related costs of $1, and Interest expense of $2, offset by Other expense (income) of $1.
(3)Allocation of share-based payment expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Programming and content	$9	$8	$24	$22
Customer service and billing	1	1	4	3
Transmission	1	2	4	5
Sales and marketing	17	23	50	57
Engineering, design and development	11	15	31	37
General and administrative	19	16	52	47
Total share-based payment expense	$58	$65	$165	$171

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Cash Flow information
Net cash provided by operating activities	$443	$544	$1,450	$1,485
Net cash (used in) provided by investing activities	$(79)	$(83)	$(344)	$126
Net cash used in financing activities	$(2,101)	$(597)	$(1,182)	$(1,586)
Free Cash Flow
Net cash provided by operating activities	$443	$544	$1,450	$1,485
Additions to property and equipment	(81)	(79)	(230)	(239)
Purchases of other investments	(1)	—	(8)	(7)
Free cash flow	$361	$465	$1,212	$1,239
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

Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs and margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Subscriber acquisition costs, excluding connected vehicle services	$110	$101	$257	$313
Less: margin from sales of radios and accessories, excluding connected vehicle services	(43)	(38)	(101)	(106)
	$67	$63	$156	$207
Installations	3,212	2,998	7,615	9,153
SAC, per installation (a)	$20.98	$21.01	$20.49	$22.62
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of September 30, 2020, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. As of September 30, 2020, we also held the following material investment:
•In connection with the recapitalization of Sirius XM Canada, on May 25, 2017, we loaned Sirius XM Canada $131 million. The loan is denominated in Canadian dollars and is subject to changes in foreign currency. It is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of September 30, 2020 was $117.0 million and approximates its fair value as of such date. Had the Canadian to U.S. dollar exchange rate been 10% lower as of September 30, 2020, the value of this loan would have been approximately $12 million lower.
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

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of September 30, 2020, our board of directors had approved for repurchase an aggregate of $16 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2020, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.2 billion shares for $13.7 billion, and $2.3 billion remained available under our existing $16.0 billion stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2020 - July 31, 2020	15,046,929	$5.85	15,046,929	$2,670,623,507
August 1, 2020 - August 30, 2020	30,750,000	$5.93	30,750,000	$2,488,189,232
September 1, 2020 - September 30, 2020	40,000,000	$5.40	40,000,000	$2,272,352,207
Total	85,796,929	$5.67	85,796,929
(a)These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

10.1
Employment Agreement, dated as of September 14, 2020, between Sirius XM Radio Inc. and Jennifer C. Witz (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed September 15, 2020 (File No. 001-34295)).

10.2
Letter Agreement, dated September 14, 2020, regarding private use of aircraft between Sirius XM Radio Inc. and Jennifer C. Witz (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed September 15, 2020 (File No. 001-34295)).

10.3
Employment Agreement, dated as of September 14, 2020, between Sirius XM Radio Inc. and Sean S. Sullivan (incorporated by reference to Exhibit 10.3 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed September 15, 2020 (File No. 001-34295)).

31	Certificate of James E. Meyer, Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32
Certificate of James E. Meyer, Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2020 and 2019; (ii) Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019; and (v) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of October 2020.

SIRIUS XM HOLDINGS INC.

By:	/s/ Thomas D. Barry
Thomas D. Barry
Senior Vice President and Corporate Controller
(Chief Accounting Officer and Authorized Officer)