Form 10-K
period 2020-12-31
SIRIUS XM HOLDINGS INC.
filed 2021-02-02
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020 was $6,902,732,943.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
The number of shares of the registrant’s common stock outstanding as of January 29, 2021 was 4,139,978,947.
DOCUMENTS INCORPORATED BY REFERENCE
Information included in our definitive proxy statement for our 2021 annual meeting of stockholders scheduled to be held on Thursday, June 3, 2021 is incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
2020 FORM 10-K ANNUAL REPORT

PART I
ITEM 1.    BUSINESS
This Annual Report on Form 10-K presents information for Sirius XM Holdings Inc. (“Holdings”), a Delaware corporation.  The terms “Holdings,” “we,” “us,” “our,” and “our company” as used herein and unless otherwise stated or indicated by context, refer to Sirius XM Holdings Inc. and its subsidiaries. “Sirius XM” refers to our wholly owned subsidiary Sirius XM Radio Inc. and its subsidiaries other than Pandora. “Pandora” refers to Sirius XM’s wholly owned subsidiary Pandora Media, LLC and its subsidiaries.
Sirius XM Holdings Inc.
Holdings was incorporated in the State of Delaware on May 21, 2013. Holdings has no operations independent of its wholly owned subsidiaries, Sirius XM and Pandora.
Relationship with Liberty Media
As of December 31, 2020, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 76% of the outstanding shares of Holdings’ common stock.  Liberty Media owns interests in a range of media, communications and entertainment businesses.
Our Businesses
We operate two complementary audio entertainment businesses - our Sirius XM business and our Pandora business. We continue to expand the range of choices for our listeners – both in terms of compelling content and the array of ways in which it can be consumed. There are approximately 135 million vehicles in operation with Sirius XM radios, and the proliferation of smart speakers and other connected devices has increased the range of options consumers have for engaging with and consuming our content.
We also are focused on rapidly growing content categories, such as podcasting. A podcast is a digital audio recording in spoken-word format, usually part of a themed series, which is downloaded or streamed most often to mobile devices. In 2020, an estimated 104 million Americans listened to a podcast at least monthly.
Sirius XM
Our Sirius XM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM’s premier content bundles include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through our two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment.  Satellite radios are primarily distributed through automakers, retailers and our website. Our Sirius XM service is also available through our user interface which we call “360L,” that combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our satellite radios and accessories, and other ancillary services.  As of December 31, 2020, our Sirius XM business had approximately 34.7 million subscribers.
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
Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”).

Pandora
Our Pandora business operates a music, comedy and podcast streaming platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand. Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of December 31, 2020, Pandora had approximately 6.3 million subscribers.
The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service. We also derive subscription revenue from our Pandora Plus and Pandora Premium subscribers.
Our Pandora business also sells advertising on audio platforms and in podcasts unaffiliated with us. Pandora has an arrangement with SoundCloud Holdings, LLC ("Soundcloud") to be its exclusive US ad sales representative. Through this arrangement Pandora is able to offer advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. Pandora also has arrangements to serve as the ad sales representative for podcasts produced by certain third parties. In addition, through AdsWizz Inc., Pandora provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.
In June 2020, Sirius XM acquired Audios Ventures Inc. (which does business as Simplecast) ("Simplecast"), a podcast management and analytics platform. Simplecast complements AdsWizz’s advertising technology platform, allowing the company to offer podcasters a solution for management, hosting, analytics and advertising sales. In October 2020, Sirius XM also acquired Stitcher and its Midroll advertising network from the E.W Scripps Company. Stitcher is a leader in production, distribution, and ad sales in the podcast area.
Our Sirius XM Business
Programming
We offer a dynamic programming lineup of commercial-free music plus sports, entertainment, comedy, talk, and news, including:
•an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical;
•live play-by-play sports from major leagues and colleges;
•a multitude of talk, entertainment and comedy channels for a variety of audiences;
•a wide range of national, international and financial news; and
•exclusive limited run channels.
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
Streaming Service
Our streaming service includes a variety of music and non-music channels, including channels that are not available on our satellite radio service, and podcasts. We offer applications to allow consumers to access our streaming service on smartphones, tablets, computers, home devices and other consumer electronic equipment.
Our streaming product currently features: the broad range of music, sports, talk, news and entertainment channels available on satellite radio; access to over 100 additional music channels, which we refer to as Xtra Music Channels; and video content, including video from The Howard Stern Show and performances and interviews from Sirius XM’s archives, including in-studio performances and behind-the-scenes moments with artists, personalities and newsmakers.

Our Sirius XM service also includes a library of podcasts, some of which are exclusive to our service, and other on demand content. Our streaming service offers subscribers the ability to choose their favorite podcast episodes from a catalog of content as well as select material from a growing library of podcasts we are assembling.
Our streaming service is included as part of the price of the vast majority of Sirius XM’s packages, including the Select and All Access packages. Our Personalized Stations Powered by Pandora feature, which allows subscribers to create their own customized commercial-free music stations within the Sirius XM app, is offered to consumers as part of the price of Sirius XM’s All Access package. We also offer our streaming service in several standalone packages, which do not include a satellite radio subscription. These packages, which include the Premier Streaming Plan, Essentials Plan, Student Plan and Military Plan, are available to consumers at various prices and include a variety of content.
We have entered into agreements with third parties designed to increase the distribution and ease of use of our streaming service, including through connected devices. We also have arrangements with various services and consumer electronics manufactures to include the Sirius XM streaming functionality with their service and devices.
360L
Our next generation automotive platform, which we call “360L,” combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience. We have agreements with many automakers to deploy our 360L interface in a variety of vehicles. We believe that 360L will be included in a majority of vehicles that include Sirius XM functionality in the future.
360L allows us to take advantage of advanced in-dash infotainment systems.  360L is intended to leverage the ubiquitous signal coverage and low delivery costs of our satellite infrastructure with the two-way communication capability of a wireless streaming service to provide consumers seamless access to our content, including our live channels, on demand service, podcasts and even more personalized music services.  The wireless streaming connection included in 360L enables enhanced search and recommendations functions, making discovery of our content in the vehicle easier.  In certain cases, 360L also allows consumers to manage aspects of their subscriptions directly through their vehicles’ equipment and provides us data to better enable us to understand how our subscribers use our service and how we can more effectively market our service to consumers.
Distribution of Radios
New Vehicles
We distribute satellite radios through the sale and lease of new vehicles.  We have agreements with every major automaker to offer satellite radios in their vehicles.  Satellite radios are available as a factory-installed feature in substantially all vehicle makes sold in the United States.
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
Previously Owned Vehicles
We acquire subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios.  We have entered into agreements with many automakers to include a subscription to our service in the sale or lease of vehicles which include satellite radios sold through their certified pre-owned programs.  We also work directly with franchise and independent dealers on programs for non-certified used vehicles.
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
•satellites, terrestrial repeaters and other satellite facilities;
•studios; and
•radios.
Satellites, Terrestrial Repeaters and Other Satellite Facilities
Satellites. We provide our service through a fleet of orbiting geostationary satellites. Two of these satellites, FM-5 and FM-6, transmit our service on frequencies originally licensed by the FCC to Sirius, and two of these satellites, XM-3 and XM-4, transmit our service on frequencies originally licensed by the FCC to XM. Our XM-5 satellite serves as a spare for both the XM and Sirius systems.
We have entered into agreements for the design, construction and launch of two additional satellites, SXM-7 and SXM-8. On December 13, 2020, SXM-7 was successfully launched. In-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which have caused failures of certain SXM-7 payload units. An evaluation of SXM-7 is underway. The full extent of the damage to SXM-7 is not yet known.
We do not expect our satellite radio service to be impacted by these adverse SXM-7 events. Our XM-3 and XM-4 satellites continue to operate and are expected to support our satellite radio service for several years. In addition, our XM-5 satellite remains available as an in-orbit spare. Construction of our SXM-8 satellite is underway and that satellite is expected to be launched into a geostationary orbit in 2021.
Satellite Insurance.  We have procured insurance for SXM-7 and SXM-8 to cover the risks associated with each satellite's launch and first year of in-orbit operation. The aggregate coverage under those insurance policies with respect to SXM-7 is $225 million. We have notified the underwriters of these policies of a potential claim with respect to SXM-7. We do not have insurance policies covering our other in-orbit satellites as we consider the premium costs to be uneconomical relative to the risk of satellite failure.
Terrestrial Repeaters.  In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception of satellite signals can be adversely affected.  In other areas with a high density of next generation wireless systems our service may experience interference. In many of these areas, we have deployed terrestrial repeaters to supplement and enhance our signal coverage and, in many other areas, we may deploy additional repeaters to mitigate interference.  We operate over 1,000 terrestrial repeaters across the United States as part of our systems.
Other Satellite Facilities.  We control and communicate with our satellites from facilities in North America. Our satellites are monitored, tracked and controlled by a third party satellite operator.
Studios
Our programming originates from studios in New York City, Los Angeles and Washington D.C. and, to a lesser extent, from smaller studios in Nashville and a variety of venues across the country.  Our corporate headquarters is in New York City. We provide equipment to artists and hosts to enable remote creation and transmission of programming.
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

Connected Vehicle Services
We provide connected vehicle services to several automakers. Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.  We offer a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicles diagnostics, and stolen or parked vehicle locator services. Subscribers to our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.
In May 2020, we terminated the Automatic Labs Inc. (“Automatic”) service, which was part of our connected services business. Automatic operated a service for consumers and auto dealers and offered an install-it-yourself adapter and mobile application, which transformed vehicles into connected vehicles.
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
As of December 31, 2020, Sirius XM Canada had approximately 2.6 million subscribers. Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.
Our Pandora Business
Pandora Media, LLC, which owns and operates our Pandora business, is a wholly owned subsidiary of Sirius XM.
Streaming Radio and On-Demand Music Services
Our Pandora business offers a personalized audio entertainment platform for each listener. Users are able to create personalized stations and playlists and search and play songs and albums on-demand. The Pandora service utilizes content programming algorithms, data collected from listeners, and attributes of the music managed in the Music Genome Project to predict user music preferences, play content suited to the tastes of each listener, and introduce each listener to music consistent with the consumer's preferences.

The Pandora service is available on iOS and Android mobile devices, web browsers, and other internet connected devices, The Pandora application is free to download and use. Our Pandora service is also available in vehicles in the United States with smartphone connectivity. Certain automakers now provide embedded streaming connectivity that supports and makes available the Pandora service in vehicles without the need for smartphone connectivity. In addition, our Pandora service is integrated into consumer electronic, voice-based devices and smart speakers.
Pandora service is available as an ad-supported radio service, a radio subscription service (Pandora Plus), or an on-demand subscription service (Pandora Premium). Local and national advertisers deliver targeted messages to our Pandora listeners on the ad-supported service.
Ad-Supported Radio Service
Our Pandora business offers an ad-supported radio service which allows listeners to access our catalog of music, comedy, live streams and podcasts through personalized stations. This service is free across all platforms and generates stations specific to each listener. Each listener can personalize his or her stations by adding variety to the content.
Listeners of the ad-supported service are provided with the option to temporarily access on-demand listening, including certain features of the Pandora Premium service. We refer to this temporary access as “Premium Access”.
Subscription Radio Service (Pandora Plus)
Our Pandora business offers Pandora Plus - an ad-free, subscription version of the radio service that includes options for replaying songs, skipping songs, offline listening, and higher quality audio on supported devices. Content provided to each listener of Pandora Plus is more tailored when the listener interacts more with the platform. Premium Access is also available to Pandora Plus listeners.
On-Demand Subscription Service (Pandora Premium)
Our Pandora business offers Pandora Premium - an on-demand subscription service that combines the radio features of Pandora Plus with an on-demand experience. The on-demand experience provides listeners with the ability to search, play and collect songs and albums, download content for offline listening, build playlists, listen to curated playlists and share playlists on social networks. Listeners can also create partial playlists that Pandora can complete based on the listener’s activity and the Music Genome Project. Listeners through mobile devices have access to customized profiles which identify information specific to each listener such as recent favorites, playlists and thumbs.
Pandora Premium incorporates social networking features including a centralized stream where listeners can view the music that their social connections are experiencing and provide and receive recommendations for songs, albums and playlists. Pandora Premium also includes a “share” feature where consumers can share their stations, songs, albums, podcasts or playlists through social media, messaging applications and email.
Advertising Revenue
Our Pandora business maintains a portfolio of proprietary advertising technologies which include order management, advertising serving and timing, native advertising formats, targeting and reporting. Pandora provides advertisers with the ability to target and connect with listeners based on various criteria including age, gender, geographic location and content preferences. The Pandora business’s primary source of revenue is the sale of audio, display and video advertising for connected device platforms, including computers and mobile devices. Our Pandora business also has agreements to sell the available advertising inventory in the United States for SoundCloud, one of the world’s largest open audio platforms, and other third parties.
Stitcher
Stitcher creates original podcasts and operates content networks that each target a specific genre and audience. Stitcher also provides podcast advertising services that generate revenue for approximately 200 shows and offers a mobile app listening platform where consumers can stream the latest in news, sports, talk, and entertainment on demand.
Stitcher earns revenue by distributing advertising on specific podcasts created by third parties, including placement based on an advertiser’s desired target audience, and from the sale of advertising on its owned podcasts and podcasts offered within the Stitcher app. Stitcher creates and distributes original podcasts through platforms such as its Stitcher app and the iPhone podcast app.
Stitcher also earns subscription revenue from its Stitcher Premium subscription service. Users pay a monthly or annual fee for access on Stitcher Premium to premium content and ad-free archived podcast episodes.

AdsWizz
Through its AdsWizz subsidiary, our Pandora business is a leader in digital audio advertising technology. AdsWizz operates a digital audio advertising market with an end-to-end technology platform, including a digital audio software suite of solutions that connect audio publishers to the advertising community. AdsWizz offers a range of products -- from dynamic ad insertion to advanced programmatic platforms to innovative new audio formats. AdsWizz’s advertising technology also includes ad campaign monitoring tools and other innovative audio advertising products, such as audio formats that can let consumers trigger an action while listening to an ad as well as other personalization-based technology.
AdsWizz’s technology is employed by Pandora in its ad-supported business as well as by third party customers. AdsWizz’s third party customers include well-known music platforms, podcasts and broadcasting groups worldwide.
In June 2020, Sirius XM acquired Simplecast, a podcast management and analytics platform that complements AdsWizz’s audio advertising product offering.
Competition
We face significant competition for listeners and advertisers in our Sirius XM business and our Pandora business, including from providers of radio and other audio services.
Competition for Subscribers and Listeners
Traditional AM/FM Radio
Our Sirius XM services and Pandora services compete with traditional AM/FM radio.  Traditional AM/FM radio has a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by subscription fees.  Many radio stations offer information programming of a local nature, such as local news and sports.  The availability of traditional free AM/FM radio may reduce the likelihood that customers would be willing to pay for our subscription services and, by offering free broadcasts, it may impose limits on what we can charge for our services. Several traditional radio companies own large numbers of radio stations and other media properties, such as podcast networks.
Streaming and On-Demand Competitors
Streaming and on-demand services, including Amazon Prime, Apple Music, Spotify and YouTube, compete with our Sirius XM and Pandora services.  Major online providers make high fidelity digital streams available at no cost or, in some cases, for less than the cost of a satellite radio subscription.  Certain of these services include advanced functionality, such as personalization and customization and allow the user to access large libraries of content.  These services, in some instances, are also offered through devices sold by the service providers including Apple, Google and Amazon. For some consumers, these services may compete with our services, at home, in vehicles, and wherever audio entertainment is consumed.
Advanced In-Dash Infotainment Systems
Nearly all automakers have deployed integrated multimedia systems in dashboards, including Apple CarPlay and Android Auto.  These systems combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, streaming radio, smartphone applications and stored audio, with navigation and other advanced applications.  Streaming radio and other data are typically connected to the system through an Internet-enabled smartphone or wireless modem installed in the vehicle, and the entire system may be controlled by touchscreen or voice recognition.  These systems enhance the attractiveness of Internet-based competitors by making such applications more prominent, easier to access, and safer to use in vehicles.
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
Traffic Services
For our Sirius XM business, a number of providers compete with our traffic services.  In-dash navigation is threatened by smartphones offering GPS mapping with sophisticated data-based turn navigation.
Connected Vehicle Services
Our Sirius XM connected vehicle services business operates in a highly competitive environment and competes with several providers as well as with products being developed for vehicles by automakers and other third parties.  OnStar, a division of General Motors, also offers connected vehicle services in GM vehicles.  Wireless devices, such as mobile phones, are also competitors. We compete against other connected vehicle service providers for automaker arrangements on the basis of innovation, service quality and reliability, technical capabilities and system customization, scope of service, industry experience, past performance and price.
Competition for Advertisers
Our competition for advertisers includes large scale online advertising platforms such as Amazon, Facebook and Google; traditional media companies such as television broadcasters and national print outlets; broadcast radio providers; podcast distributors and networks; and companies in the broadcast radio market. We compete against these providers for advertisers on the basis of several factors, including advertisers’ overall budgets, perceived return on investment, effectiveness and relevance of our advertising platforms, price, delivery of large volumes or precise types of advertisements to targeted demographics, transactional capabilities and reporting capabilities.
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
Our Sirius XM Business
As operators of a privately-owned satellite system, we are regulated by the FCC under the Communications Act of 1934, principally with respect to:
•the licensing of our satellite systems;
•preventing interference with or to other users of radio frequencies; and
•compliance with FCC rules established specifically for U.S. satellites and satellite radio services.
Any assignment or transfer of control of our FCC licenses must be approved by the FCC.  The FCC's order approving our merger with XM Satellite Radio Holdings Inc. in July 2008 requires us to comply with certain voluntary commitments we made as part of the FCC merger proceeding.  We believe we comply with those commitments.

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
Musical Compositions: Performance Rights and Mechanical Rights
The holders of performance rights in musical compositions, generally songwriters and music publishers, are represented by performing rights organizations such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), SESAC, Inc. (“SESAC”) and Global Music Rights LLC (“GMR”). These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.
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
Pandora must also license reproduction rights, which are also referred to as mechanical rights, to offer the interactive features of the Pandora services. For our Pandora subscription services, copyright holders receive payments for these rights at the rates determined in accordance with the statutory license set forth in Section 115 of the United States Copyright Act. In January 2018, the Copyright Royalty Board (the “CRB”) set a new rate structure for the five-year period commencing January

1, 2018 and ending on December 31, 2022. The rate was 13.3% of revenues or 24.1% of record label payments in 2020. The rate was scheduled to increase over the five-year period to 15.1% of revenues or 26.2% of record label payments by 2022.
In August 2020, the United States Court of Appeals for the District of Columbia Circuit concluded that the CRB failed to provide adequate notice of the rate structure it adopted, failed to explain its rejection of a past settlement agreement as a benchmark for going forward, and never identified the source of its asserted authority to substantively redefine a material term of its initial determination. For these reasons, the Court of Appeals overturned the CRB’s adopted rate structure and percentage rates and remanded the proceeding to the CRB for further proceedings. The CRB has announced further proceedings to consider and address the Court of Appeals’ decision.
Sound Recordings
Operators of a non-interactive satellite radio or streaming service are entitled to license sound recordings under the statutory license contained in Section 114 of the United States Copyright Act (the “statutory license”). Under the statutory license, we may negotiate royalty arrangements with the owners of sound recordings or, if negotiation is unsuccessful, the royalty rate is established by the CRB. Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, Inc. (“SoundExchange”), an organization which negotiates licenses, and collects and distributes royalties on behalf of record companies and performing artists.
Interactive streaming services, such as Pandora Plus and Pandora Premium, do not qualify for the statutory license and the services must negotiate direct license arrangements with the owners of copyrights in sound recordings.
Sirius XM Business. For the ten-year period commencing January 1, 2018 and ending on December 31, 2027, the CRB set the royalty rate payable by us under the statutory license covering the performance of sound recordings over our Sirius XM satellite radio service, and the making of ephemeral (server) copies in support of such performances, to be 15.5% of gross revenues, subject to exclusions and adjustments. The revenue subject to royalty includes subscription revenue from our U.S. satellite digital audio radio subscribers, and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. The rates and terms permit us to reduce the payment due each month for those sound recordings directly licensed from copyright owners and exclude from our revenue certain other items, such as royalties paid to us for intellectual property, sales and use taxes, bad debt expense and generally revenue attributable to areas of our business that do not involve the use of copyrighted sound recordings.
In 2020, we paid a per performance rate for the streaming of certain sound recordings of $0.0024 on our Sirius XM streaming service.
Pandora Business. For our Pandora business, we have entered into direct license agreements with major and independent music labels and distributors for a significant majority of the sound recordings that stream on the Pandora ad-supported service, Pandora Plus and Pandora Premium.
For sound recordings that we stream and for which we have not entered into a direct license agreement with the sound recording rights holders, the sound recordings are streamed pursuant to the statutory license, and applicable rates thereunder, set by the CRB for the period commencing on January 1, 2016 and ending on December 31, 2020. Effective January 1, 2020, the rate for our non-subscription services, such as our ad-supported radio service, was adjusted for inflation to $0.0018 per play, and the rate for our subscription services, such as Pandora Plus and Pandora Premium, was adjusted for inflation to $0.0024. Sound recordings subject to the statutory license can only be played through our radio services and not through services that are offered on-demand or offline or through any replay or additional skip features. The CRB has completed a proceeding to determine the rates and terms for the sound recordings streamed pursuant to the statutory license for the period commencing on January 1, 2021 and ending on December 31, 2025. We expect the CRB to issue its determination of these rates and terms on or prior to April 15, 2021.
Prior to the enactment of the Orrin G. Hatch-Bob Goodlatte Music Modernization Act in October 2018, our rights to perform certain sound recordings that were fixed before February 15, 1972 were governed by state law. We still face a class action lawsuit brought by plaintiffs who allege that Pandora violated their alleged exclusive copyright ownership rights to the reproduction and public performance of sound recordings created prior to February 15, 1972. See “Item 3. Legal Proceedings” of this Annual Report on Form 10-K for information on this action.

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
Human Capital Resources
General
As of December 31, 2020, we had 5,726 full-time and part-time employees, the overwhelming majority of which were full-time employees. During 2020, our workforce increased by approximately 450 employees compared to the prior year, and our core voluntary full-time employee turnover rate was approximately 6%.
Our business relies on our ability to attract and retain talented employees. To attract and retain talent, we strive to create a diverse, inclusive and supportive workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities.
Corporate Culture
We are focused on creating a corporate culture of integrity and respect, with the goal of working together to drive our business to be creative, innovative and competitive. To achieve these objectives, we have adopted and regularly communicate to our employees the following core values, which we call “AMPLIFY”:
•Applaud and encourage new thinking
•Move forward and be purposeful in our desire to win
•Prioritize honesty, integrity and respectful communication
•Lean on each other and learn from one another
•Invest in our actions and commit to the follow through
•Find ways to give back by focusing on community and feeding your individuality
•You Matter. We embrace our differences, empower each other and include everyone
We operate a performance-based environment where results matter and financial discipline is enforced. We have tried to create a highly collaborative culture in which employees feel a sense of pride that their input is sought after and valued. At the same time, we believe in holding individuals accountable and have tried to create a culture in which employees “do what they say they are going to do.” Still, we believe that our culture is a long-term competitive advantage for us, fuels our ability to execute and is a critical underpinning of our employee talent strategy.
Diversity and Inclusion
We believe that a diverse workforce is critical to our success. We cultivate an inclusive environment where human differences are valued, respected, supported and amplified. We have taken actions to recruit, retain, develop and advance a diverse and talented workforce. Our diversity and inclusion efforts are led by our Vice President, Head of Diversity & Inclusion. This position regularly reports to our Chief Executive Officer and works with our executive officers.

We are focused on increasing women and minority representation at all levels of our organization. We recruit talent in diverse communities, including by engaging as a sponsor of professional conferences, such as Sistas in Sales, Tech Intersections, and AfroTech. We have created a program, that we call Pathways, that provides recent graduates of Historically Black Colleges and Universities with entry-level full-time opportunities. We also have agreements with third parties designed to offer leadership development for Black, Latinx and Native American employees. Additionally, we provide a mentoring program to help underrepresented employees benefit from coaching, guidance, and feedback. We have six employee resource groups, including groups supporting Women, People of Color, Africans and African Americans, Latinx and Hispanic, Veterans, the LGBTQIA+ community and employees with disabilities.
We also periodically request our employees to voluntarily self-identify personal information related to gender, race, ethnicity, veteran and disability status. This information about the demographics of our employee population allows us to assess and evaluate our diversity and inclusion efforts.
Health, Safety and Wellness
We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of health and wellness programs, including benefits that support their physical and mental health.
In response to the COVID-19 pandemic, we implemented changes that we consider to be in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. As a result of the COVID-19 pandemic, the vast majority of our employees are working from home. We have implemented additional safety measures for employees continuing critical on-site work. We believe we have been able to preserve our business continuity without sacrificing our commitment to keeping our employees safe during the COVID-19 pandemic.
Compensation and Benefits
We operate in a highly competitive and technologically challenging environment. We provide competitive compensation and benefits programs for our employees. In addition to salaries, these programs (which vary by employee level and by the country where the employees are located) include, among other items, bonuses, stock awards, a 401(k) plan and a non-qualified deferred compensation plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, paid parental leave, advocacy resources, flexible work schedules and employee assistance programs.
Talent Development
We provide numerous training opportunities for our employees, with a focus on continuous learning and development and methodologies to manage performance, provide feedback and develop talent. We also have an internal digital workplace which provides employees with quick access to learning resources that cover a variety of topics.
Our talent development programs attempt to provide employees resources to achieve career goals and build management and leadership skills. We offer mentoring programs, management training and leadership sessions to support the professional growth of our employees.
Building Connections — With Each Other and our Communities
Building connections between our employees, their families and our communities can, in our view, create a more meaningful, fulfilling and enjoyable workplace. Through our engagement programs, employees can pursue their interests and hobbies, and connect to each other and to volunteering and giving opportunities.
Our corporate giving and volunteering programs encourage employees to give to the causes most meaningful to them. We have a charitable matching program which offers employees a dollar for dollar match on their charitable contributions up to a specific cap. In addition, full-time employees are eligible to receive five days of paid time off to volunteer with charitable organizations of their choice. During 2020, over 400 employees volunteered almost 4,500 hours, while over 800 employees utilized our charitable matching program, benefiting almost 1,000 charitable organizations.
In 2020, we donated over $1.5 million to a number of hospitals in support of COVID-19 relief efforts as well as various charities to support racial equality and address racial and social injustice. In 2020, we also contributed $25 million to a donor advised fund to support our planned charitable contributions over the next five years, an effort we call SiriusXM Cares. We expect to use these funds to contribute to organizations and take actions which promote and further social equality, education, hiring, and combat racial injustice. Separately, in 2020, we made contributions to the Black Lives Matter Global Network, the Pillsbury Communities Foundation, the Equal Justice Initiative and the NAACP Legal Defense and Educational Fund.
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
Information About Our Executive Officers
Certain information regarding our executive officers as of January 29, 2021 is provided below:

Name	Age	Position
Jennifer C. Witz	52	Chief Executive Officer
Scott A. Greenstein	61	President, Chief Content Officer
Dara F. Altman	62	Executive Vice President and Chief Administrative Officer
Patrick L. Donnelly	59	Executive Vice President, General Counsel and Secretary
Sean S. Sullivan	53	Executive Vice President and Chief Financial Officer
Jennifer C. Witz has served as our Chief Executive Officer since January 1, 2021. From March 2019 through December 2020, she was our President, Sales, Marketing and Operations. From August 2017 until March 2019 she was our Executive Vice President, Chief Marketing Officer. Ms. Witz joined us in March 2002 and has served in a variety of senior financial and operating roles. Before joining Sirius XM, Ms. Witz was Vice President, Planning and Development, at Viacom Inc., a global media company, and prior to that she was Vice President, Finance and Corporate Development, at Metro-Goldwyn-Mayer, Inc., an entertainment company focused on the production and global distribution of film and television content. Ms. Witz began her career in the Investment Banking Department at Kidder, Peabody & Co Inc. She is a member of the board of directors of LendingTree, Inc., a leading online marketplace that connects consumers with financial products, and serves on its compensation committee.
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
Dara F. Altman has served as our Executive Vice President and Chief Administrative Officer since September 2008.  From January 2006 until September 2008, Ms. Altman served as Executive Vice President, Business and Legal Affairs, of XM.  Ms. Altman was Executive Vice President of Business Affairs for Discovery Communications from 1997 through 2005.  From 1993 to 1997, Ms. Altman served as Senior Vice President and General Counsel of Reiss Media Enterprises, which owned Request TV, a national pay-per-view service. Before Request TV, Ms. Altman served as counsel for Home Box Office.  Ms. Altman started her career as an attorney at the law firm of Willkie Farr & Gallagher LLP.
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
Sean S. Sullivan has served as our Executive Vice President and Chief Financial Officer since October 2020. From June 2011 to October 2020, he was the Executive Vice President and Chief Financial Officer of AMC Networks Inc., a global entertainment company. From September 2010 to June 2011, he was the Chief Corporate Officer of Rainbow Media Holdings LLC, the predecessor of AMC Networks Inc. and then a subsidiary of Cablevision Systems Corp. Prior to that, Mr. Sullivan was Chief Financial Officer of HiT Entertainment, a children’s entertainment company, from 2009 to 2010; the Chief Financial Officer and President of the Commercial Print and Packaging division of Cenveo, Inc., a diversified manufacturing company focused on print-related products, from 2005 to 2008; and Executive Vice President and Chief Financial Officer of Spencer Press, Inc., a catalogue printing company, from 2004 to 2005. He is a member of the board of directors of Acushnet Holdings Corp., a leader in the design, development, manufacturing and distribution of golf products, and serves on its nominating and corporate governance committee and is the chair of its audit committee.
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
The COVID-19 pandemic is adversely impacting our business.
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
In addition, the COVID-19 pandemic has created various uncertainties in our business, including:
•Limits on our ability to fully staff our customer service operations and certain of our marketing efforts, particularly telemarketing,
•Changes to our sales and marketing practices as we react to shifts in the volume of auto sales and subscriber expectations, particularly in customer service and billing operations,
•Possible increases in bad debts as the pandemic broadly affects employment and consumer spending,
•The loss of sales and orders in our advertising business, particularly as industries that are disproportionately affected by the pandemic - such as the travel and travel-related industries - curtail and in many cases stop their advertising spending, and
•Other consequences in our marketing, sales and other operations which we have not yet identified.
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

Risks Relating to our Business and Operations
We face substantial competition and that competition is likely to increase over time.
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
Our subscribers and listeners can obtain similar content for free through terrestrial radio stations, YouTube and other internet services. We also compete for the time and attention of our listeners with providers of other in-home and mobile entertainment services, and we compete for advertising sales with large scale online advertising platforms, such as Amazon, Facebook and Google, and with traditional media outlets.
Our streaming services also compete for listeners on the basis of the presence and visibility of our apps, which are distributed via app stores operated by Apple and Google. We face significant competition for listeners from these companies, which also promote their own music and content. In addition, our competitors’ streaming products may be pre-loaded or integrated into consumer electronics products or automobiles more broadly than our streaming products, creating a visibility advantage. If we are unable to compete successfully for listeners against other media providers, then our business may suffer. Additionally, the operator of an app store may reject our app or amend the terms of their license in a way that inhibits our ability to distribute our apps, negatively affects our business, or limits our ability to increase subscribers and listeners.
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
Our ability to increase the number of subscribers and listeners to our services, retain our subscribers and listeners or convert listeners into subscribers, is uncertain and subject to many factors, including:
•the price of our service;
•the ease of use of our service;
•the effectiveness of our marketing programs;
•with respect to our Sirius XM service, the sale or lease rate of new vehicles in the United States;
•the rate at which our self-pay subscribers to our Sirius XM service buy and sell new and used vehicles in the United States;
•our ability to convince owners and lessees of new and used vehicles that include satellite radios to purchase subscriptions to our Sirius XM service;
•the perceived value of our programming and the packages and services we offer;
•our ability to introduce features in a manner that is favorably received by consumers;
•our ability to keep up with rapidly evolving technology and features in audio entertainment;
•our ability to respond to evolving consumer tastes; and
•actions by our competitors, such as Spotify, Apple, Google, Amazon, Facebook and other audio entertainment and information providers.

We engage in extensive marketing efforts and the continued effectiveness of those efforts is an important part of our business.
We engage in extensive marketing efforts across a broad range of media to attract and retain subscribers and listeners to our services. We employ a wide variety of communications tools as part of our marketing campaigns, including telemarketing efforts and email solicitations.  The effectiveness of our marketing efforts is affected by a broad range of factors, including creative and execution factors. Our ability to reach consumers with radio and television advertising, direct mail materials, email solicitations and telephone calls is an important part of our efforts and a significant factor in the effectiveness of our marketing. If we are unable to reach consumers through email solicitations or telemarketing, including as a result of “spam” and email filters, call blocking technologies or "do-not-call" or other marketing regulations, our marketing efforts will be adversely affected. A decline in the effectiveness of our marketing efforts could have an adverse impact on our operations and financial condition.
We rely on third parties for the operation of our business, and the failure of third parties to perform could adversely affect our business.
Our business depends, in part, on various third parties, including:
•manufacturers that build and distribute satellite radios;
•companies that manufacture and sell integrated circuits for satellite radios;
•third-party software that we incorporate in and include with our apps and service;
•programming providers, including agreements with owners of various copyrights in music, and on-air talent;
•vendors that operate our call centers;
•vendors that have designed or built, and vendors that support or operate, other important elements of our systems, including our satellites and cloud-based systems we use;
•Apple, who distributes our apps through its App Store and who, in the case of our Pandora service, we rely on to collect fees and approve the terms of our consumer offers; and
•Google, who distributes our apps through its App Store and who, in the case of our Pandora service, we rely on to collect fees and approve the terms of our consumer offers, and who plays an important role in the fulfillment of the ads we sell on our Pandora platform.
If one or more of these third parties do not perform in a satisfactory or timely manner, including complying with our standards and practices relating to business integrity, personnel and cybersecurity, our business could be adversely affected.
The operation of our apps and service offerings could be impaired if errors occur in the third party software that we use. It is difficult for us to correct any defects in third party software because the development and maintenance of the software is not within our control. Our third party licensors may not continue to make their software available to us on acceptable terms, invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or remain in business. Failure of these third party licensors could harm our streaming services.
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
Our strategy includes selective acquisitions, other strategic investments and initiatives that allow us to expand our business. The success of any acquisition depends upon effective integration, cultural assimilation and management of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realizing the growth potential, the anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets.
We are devoting significant management attention and resources to integrate the businesses and operations of certain acquisitions. The integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition.

Risks Relating to our Sirius XM Business
A substantial number of our Sirius XM service subscribers periodically cancel their subscriptions and we cannot predict how successful we will be at retaining customers.
As part of our business, we experience, and expect to experience in the future, subscriber turnover (i.e., churn). If we are unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, our financial performance and operating results could be adversely affected.
We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to our Sirius XM service. A substantial percentage of our Sirius XM subscribers are on discounted pricing plans and our ability to retain these subscribers or migrate them to higher priced plans is uncertain. Our discounted pricing strategy is widely known, and this may interfere with our ability to collect our ordinary subscription prices. In addition, a substantial number of those subscribers periodically cancel their subscriptions when offered a subscription at a higher price.
Our ability to profitably attract and retain subscribers to our Sirius XM service as our marketing efforts reach more price-sensitive consumers is uncertain.
Our efforts to acquire subscribers purchasing or leasing used vehicles may attract price sensitive consumers. For example, consumers purchasing or leasing used vehicles may be more price sensitive than consumers purchasing or leasing new vehicles, may convert from trial subscribers to self-paying subscribers at a lower rate, and may cancel their subscriptions more frequently than consumers purchasing or leasing new vehicles. Some of our marketing efforts may also attract more price sensitive subscribers, and our efforts to increase the penetration of satellite radios in new, lower-priced vehicle lines may result in the growth of more economy-minded subscribers. In addition, over time the changing demographics of our subscriber base, such as the expected increase in “Millennial generation customers,” may increase the number of subscribers accustomed to consuming entertainment through ad-supported products. Each of these factors may harm our revenue or require additional spending on marketing efforts to demonstrate the value of our Sirius XM service.
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
The lives of the satellites required to operate our Sirius XM service vary depending on a number of factors, including:
•degradation and durability of solar panels;
•quality of construction;
•random failure of satellite components, which could result in significant damage to or loss of a satellite;
•amount of fuel the satellite consumes; and
•damage or destruction as a result of electrostatic storms, terrorist attacks, collisions with other objects in space or other events, such as nuclear detonations, occurring in space.

In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on several of our in-orbit satellites have failed, and from time to time we have experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and we cannot predict if any of these possible future events will have a material adverse effect on our operations or the life of our existing in-orbit satellites. In addition, our Sirius network of terrestrial repeaters communicates with a single third party satellite. Our XM network of terrestrial repeaters communicates with a single XM satellite. If the satellites communicating with the applicable repeater network fail unexpectedly, the services would be disrupted for several hours or longer.
On December 13, 2020, our SXM-7 satellite was successfully launched. In-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which have caused failures of certain SXM-7 payload units. An evaluation of SXM-7 is underway. The full extent of the damage to SXM-7 is not yet known. We have purchased insurance policies covering SXM-7 through launch and the first year of in-orbit operation. The aggregate coverage under those insurance policies is $225 million. We have notified the underwriters of these policies of a potential claim with respect to SXM-7.
Any material failure of our operating satellites could cause us to lose customers for our Sirius XM service and could materially harm our reputation and our operating results. With the exception of the insurance we have purchased covering the launch and the first year of in-orbit operation of SXM-7 and SXM-8, we do not have insurance for our in-orbit satellites.  Additional information regarding our fleet of satellites is contained in the section entitled “Item 1. Business - Satellites, Terrestrial Repeaters and Other Satellite Facilities” of this Annual Report on Form 10-K.
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
Risks Relating to our Pandora Business
Our Pandora ad-supported business has suffered a substantial and consistent loss of monthly active users, which may adversely affect our Pandora business.
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
We derive substantial revenue on our Pandora service from the sale of advertising. Our ability to attract and retain advertisers, and ultimately to sell our advertising inventory, depends on a number of factors, including:
•the number of listener hours on the Pandora ad-supported service, particularly the number of listener hours attributable to high-value demographics;
•keeping pace with changes in technology and our competitors, some of which have significant influence over the distribution of our Pandora app;
•competing effectively for advertising with other dominant online services, such as Spotify, Google and Facebook, as well as other marketing and media outlets, some of which provide services to us that we depend upon to fulfill the advertising we sell;
•successfully competing for local radio advertising;

•demonstrating the ability of advertisements to reach targeted audiences, including the value of mobile digital advertising;
•ensuring that new ad formats and ad product offerings are attractive to advertisers and that inventory management decisions (such as changes to ad load, frequency, prominence and quality of ads that we serve listeners) do not have a negative impact on listener hours; and
•adapting to technologies designed to block the display of our ads.
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
The substantial majority of the total listening to our Pandora service occurs on mobile devices. We are engaged in efforts to continue to convince advertisers of the capabilities and value of mobile digital advertising and to direct an increasing portion of their advertising spend to our ad-supported Pandora service.
We are continuing to build our sales capability to penetrate local advertising markets, which places us in competition with terrestrial radio. We may not be able to capture an increasing share of local and audio advertising revenue, which may have an adverse impact on our future revenue.
Changes to mobile operating systems and browsers may hinder our ability to sell advertising and market our services.
We use shared common device identifiers that are universal in the advertising technology ecosystem, such as Apple’s Identifier for Advertisers, a random device identifier assigned by Apple to a user's device. We use these common device identifiers for targeting, advertising effectiveness and measurement for the Pandora’s advertising business and for Pandora’s consumer marketing purposes. These common device identifiers enable us to match audiences, including with second- and third-party data providers and measurement vendors, and enhance Pandora’s advertising targeting segments with additional data. In our programmatic advertising business, we use common identifiers for several important functions, such as targeting and bidding. We also use common device identifiers to evaluate the success of our Pandora brand consumer marketing campaigns.
Apple, as well as mobile operating system and browser providers, have announced product features and plans that may adversely impact our ability to use these common identifiers and data collected in connection with these common identifiers in our Pandora business.
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

Risks Relating to Laws and Governmental Regulations
Privacy and data security laws and regulations may hinder our ability to market our services, sell advertising and impose legal liabilities.
We receive a substantial amount of data on purchasers and lessees of new and used vehicles from third parties. We use this data to market our services. We collect and use demographic and other information, including location information, from and about our listeners through the internet. Further, we and third parties use tracking technologies, including “cookies” and related technologies, to help us manage and track our listeners’ interactions with our services and deliver relevant advertising.
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
Privacy-related laws and regulations, such as the California Consumer Privacy Act and the European General Data Protection Regulation, are evolving and subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies as well as foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy and data security-related matters. New laws, amendments to or re-interpretations of existing laws and contractual obligations, as well as changes in our listeners’ expectations and demands regarding privacy and data security, may limit our ability to collect and use consumer data. Restrictions on our ability to collect, access and harness listener data, or to use or disclose listener data or profiles that we develop using such data, could limit our ability to deliver personalized content to our listeners and offer targeted advertising opportunities to our advertising customers, each of which are important to the success of our business. Increased regulation of data utilization and distribution practices could increase our costs of operation or otherwise adversely affect our business.
Consumer protection laws and our failure to comply with them could damage our business.
Federal and state consumer protection laws, rules and regulations cover nearly all aspects of our marketing efforts, including the content of our advertising, the terms of consumer offers and the manner in which we communicate with consumers.  The nature of our business requires us to expend significant resources to try to ensure that our marketing activities comply with consumer protection laws, including laws relating to telemarketing activities and privacy.  These efforts may not be successful, and we may have to expend even greater resources in our compliance efforts.
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

Risks Associated with Data and Cybersecurity and the Protection of Consumer Information
If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer.
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
The cyber security measures we have implemented, however, may not be sufficient to prevent all possible attacks and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. Further, the development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.
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
We rely on internal systems and external systems maintained by manufacturers, distributors and service providers to take, fulfill and handle customer service requests and host certain online activities. Any interruption or failure of our internal or external systems could prevent us from servicing customers or cause data to be unintentionally disclosed. Our services have experienced, and we expect them to continue to experience, periodic service interruptions and delays involving our own systems and those of our third-party vendors.
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
Risks Associated with Certain Intellectual Property Rights
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
Under the United States Copyright Act, we also must pay royalties to copyright owners of sound recordings for the performance of such sound recordings on our Sirius XM service. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board. Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the Copyright Royalty Board’s existing decision governing sound recording royalties for satellite radio, we are required to pay a royalty based on our gross revenues associated with our satellite radio service, subject to certain exclusions, of 15.5% per year for each of the next seven years.
Our Pandora services depend upon maintaining complex licenses with copyright owners, and these licenses contain onerous terms.
Pandora has direct license agreements with many sound recording copyright and musical work copyright owners. These agreements grant us the right to operate Pandora Premium, and add interactive features, such as replays, additional skips and offline play, to Pandora’s ad-supported service and to Pandora Plus.
The economic terms of these direct licenses are onerous and, as a result, we may not be able to profitably operate the Pandora services. However, the economic terms of these direct licenses may be “market,” given the rates paid by Pandora’s competitors. Competition for Pandora’s services are primarily offered by entities that provide music and entertainment services as a small part of a larger business, such as Apple, Google and Amazon. These competitors have the ability to bear these onerous economic provisions to a much greater extent than our Pandora business. We may not be able to negotiate or obtain lower royalty rates under these direct licenses.
These direct licenses are complex. We may not be in compliance with the terms of these licenses, which could result in the loss of some or all of these licenses and some or all of the rights they convey. Similarly, many of these licenses provide that if the licensor loses rights in a portion of the content licensed under the agreement, that content may be removed from the license going-forward.
If Pandora fails to maintain these direct licenses, or if rights to certain music were no longer available under these licenses, then we may have to remove the affected music from Pandora’s services, or discontinue certain interactive features for such music, and it might become commercially impractical for us to operate Pandora Premium, Pandora Plus or certain features of our advertising supported service. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.

Several of these direct licenses also include provisions related to the terms of those agreements relative to other content licensing arrangements, which are commonly referred to as “most favored nation” clauses. These provisions have caused, and may in the future cause, our payments under those agreements to escalate substantially. In addition, many record labels, music publishers and performing rights organizations have the right to audit our royalty payments, and audits often result in disputes over whether we have paid the proper amounts. As a result of such audits, we could be required to pay additional amounts, audit fees and interest or penalties, and the amounts involved could adversely affect our business, financial condition and results of operations.
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
The rates we must pay for “mechanical rights” to use musical works on our Pandora service have increased substantially and these rates may adversely affect our business.
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
The Copyright Royalty Board has issued a rate formula for the period from January 1, 2018 through December 31, 2022. Pursuant to that decision, the rate that we expected to pay to music publishers and songwriters for the mechanical rights and performance rights needed in connection with interactive streaming would have increased annually between 2018 and 2022. On August 11, 2020, the United States Court of Appeals for the District of Columbia Circuit concluded that the CRB failed to provide adequate notice of the rate structure it adopted, failed to explain its rejection of a past settlement agreement as a benchmark for going forward, and never identified the source of its asserted authority to substantively redefine a material term of its initial determination. For these reasons, the Court of Appeals overturned the CRB’s adopted rate structure and percentage rates and remanded the proceeding to the CRB for further proceedings. The CRB has announced further proceedings to consider and address the Court of Appeals’ decision.
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
Risks Related to our Capital and Ownership Structure
We have a significant amount of indebtedness, and our debt contains certain covenants that restrict our operations.
As of December 31, 2020, we had an aggregate principal amount of approximately $8.5 billion of indebtedness outstanding.
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
In addition, our borrowings under our Senior Secured Revolving Credit Facility carry a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our borrowings under the Credit Facility.
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
As of December 31, 2020, Liberty Media beneficially owned approximately 76% of Holdings’ common stock and has the ability to influence our affairs, policies and operations.  One Liberty Media executive, one Liberty Media senior advisor, and one other member of the board of directors of Liberty Media are members of our board of directors.  Our board of directors currently has fourteen members. Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of Holdings’ board of directors.  Our board of directors is responsible for, among other things, the appointment of executive management, future issuances of common stock or other securities, the payment of dividends, if any, the incurrence of debt, and the approval of various transactions.
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
Other Operational Risks
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
An earthquake, hurricane, tornado, flood, cyber-attack, terrorist attack, civil unrest or other catastrophic event could damage our data centers, studios, terrestrial repeater networks or satellite uplink facilities, interrupt our services and harm our business. We also have significant operations in the San Francisco Bay Area, a region known for seismic activity.
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
Special Note About Forward-Looking Statements
We have made various statements in this Annual Report on Form 10-K that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in our other reports filed with or furnished to the SEC, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. For example, these forward-looking statements may include, among other things, our statements about our outlook and our future results of operations and financial condition; share repurchase plans; the impact of economic and market conditions; and the impact of recent acquisitions. The words “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “may,” “should,” “could,” “would,” “likely,” “projection,” “outlook” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above, which could cause actual results to differ materially from such statements. We caution you that the risk factors described above are not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements, except as required by law.
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
ITEM 3.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 17 in the notes to our audited consolidated financial statements of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIRI.” On January 29, 2021, there were approximately 6,795 record holders of our common stock.
Issuer Purchases of Equity Securities
As of December 31, 2020, our board of directors had authorized us to repurchase an aggregate of $16.0 billion of our common stock and have not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of December 31, 2020, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.3 billion shares for approximately $14.4 billion, and approximately $1.6 billion remained available under our existing $16.0 billion stock repurchase program.  The size and timing of our repurchases will be based on a number of factors, including price and business and market conditions.
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2020 - October 31, 2020	45,000,000	$5.81	45,000,000	$2,011,053,907
November 1, 2020 - November 30, 2020	33,500,000	$6.23	33,500,000	$1,802,510,457
December 1, 2020 - December 31, 2020	32,868,437	$6.40	32,868,437	$1,592,273,446
Total	111,368,437	$6.11	111,368,437
(a)These amounts include fees and commissions associated with the shares repurchased.  All of these repurchases were made pursuant to our share repurchase program.

COMPARISON OF CUMULATIVE TOTAL RETURNS
Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor's Composite-500 Stock Index, or the S&P 500, and the NASDAQ Telecommunications Index from December 31, 2015 to December 31, 2020. The graph assumes that $100 was invested on December 31, 2015 in each of our common stock, the S&P 500 and the NASDAQ Telecommunications Index. In November 2016, we paid our first quarterly dividend. Our board of directors expects to declare regular quarterly dividends.

$250
$200
$150
$100
$50
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
NASDAQ Telecommunications Index
S&P 500 Index
Sirius XM Holdings Inc.

Stockholder Return Performance Table

	NASDAQ Telecommunications Index	S&P 500 Index	Sirius XM Holdings Inc.
December 31, 2015	$100.00	$100.00	$100.00
December 31, 2016	$114.87	$109.54	$109.34
December 31, 2017	$134.90	$130.81	$131.70
December 31, 2018	$138.98	$122.65	$140.29
December 31, 2019	$154.80	$158.07	$175.68
December 31, 2020	$188.92	$183.77	$156.51

Equity Compensation Plan Information

Plan Category (shares in millions)	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	259	$4.73	160
Equity compensation plans not approved by security holders	—	—	—
Total	259	$4.73	160
__________
(1)In addition to shares issuable upon exercise of stock options, amount also includes approximately 75 shares underlying restricted stock units, including performance-based restricted stock units (“PRSUs”) and dividend equivalents thereon. The number of shares to be issued in respect of PRSUs and dividend equivalents thereon have been calculated based on the assumption that the maximum levels of performance applicable to the PRSUs will be achieved.
(2)The weighted-average exercise price of outstanding options, warrants and rights relates solely to stock options, which are the only currently outstanding exercisable security.

ITEM 6.    SELECTED FINANCIAL DATA
The operating and balance sheet data included in the following selected financial data has been derived from our audited consolidated financial statements.  The data below includes Pandora's results for the year ended December 31, 2020 and for the period from February 1, 2019 (the date of the Pandora acquisition) to December 31, 2019. This selected financial data should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
(in millions, except per share data)	2020	2019	2018	2017	2016
Statements of Comprehensive Income Data:
Total revenue	$8,040	$7,794	$5,771	$5,425	$5,017
Net income (1)	$131	$914	$1,176	$648	$746
Net income per share - basic (1, 2)	$0.03	$0.20	$0.26	$0.14	$0.15
Net income per share - diluted (1, 2)	$0.03	$0.20	$0.26	$0.14	$0.15
Weighted average common shares outstanding - basic	4,330	4,501	4,462	4,638	4,917
Weighted average common shares outstanding - diluted	4,429	4,616	4,561	4,724	4,965
Cash dividends declared per share	$0.05457	$0.04961	$0.0451	$0.0410	$0.0100
Balance Sheet Data:
Cash and cash equivalents	$71	$106	$54	$69	$214
Restricted investments	$12	$14	$11	$10	$10
Total assets (2)	$10,333	$11,149	$8,173	$8,329	$8,004
Long-term debt, net of current portion	$8,499	$7,842	$6,885	$6,741	$5,843
Stockholders' (deficit) equity (3)	$(2,285)	$(736)	$(1,817)	$(1,524)	$(792)
_______________________
(1)During the year ended December 31, 2020, we recorded a non-cash impairment of goodwill and indefinite-lived assets of $956 and $20, respectively. Refer to Note 9 to our consolidated financial statements for more information.
(2)The 2017 net income per basic and diluted share includes the impact of $185 in income tax expense, or a decrease of approximately $0.04 per share, due to the reduction in our net Deferred tax asset balance as a result of the Tax Cut and Jobs Act signed into law on December 22, 2017.
(3)For the year ended December 31, 2016, we recorded $294 as an increase to our Deferred tax assets and decrease to our Accumulated deficit as a result of the adoption of Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718).

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

Sirius XM
Our Sirius XM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM's premier content bundles include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through our two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and our website. Our Sirius XM service is also available through our user interface, which we call “360L,” that combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our satellite radios and accessories, and other ancillary services.  As of December 31, 2020, our Sirius XM business had approximately 34.7 million subscribers.
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
In May 2020, we terminated the Automatic Labs Inc. (“Automatic”) service, which was part of our connected services business. Automatic operated a service for consumers and auto dealers and offered an install-it-yourself adapter and mobile application, which transformed vehicles into connected vehicles. During the year ended December 31, 2020, we recorded $24 of restructuring expenses in our consolidated statements of comprehensive income related to this termination of the service. We did not record any restructuring expenses during the years ended December 31, 2019 and 2018.
Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of December 31, 2020, Pandora had approximately 6.3 million subscribers.
The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service. We also derive subscription revenue from our Pandora Plus and Pandora Premium subscribers.

Our Pandora business also sells advertising on audio platforms and in podcasts unaffiliated with us. Pandora is the exclusive US ad sales representative for SoundCloud. Through this arrangement Pandora offers advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. We also have arrangements to serve as the ad sales representative for certain podcasts, such as the podcasts of NBC News. In addition, through AdsWizz, Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. As of December 31, 2020, our Pandora business had approximately 58.9 million monthly active users.
In October 2020, Sirius XM acquired the assets of Stitcher from The E.W. Scripps Company and certain of its subsidiaries for a total consideration of $296, which includes $272 in cash and $30 related to contingent consideration, partially offset by working capital adjustments of $6. The acquisition of Stitcher, in conjunction with Simplecast, creates a full-service platform for podcast creators, publishers and advertisers. Refer to Note 3 to our consolidated financial statements for more information on this acquisition.
In June 2020, Sirius XM acquired Simplecast for $28 in cash. Simplecast is a podcast management and analytics platform. Refer to Note 3 to our consolidated financial statements for more information on this acquisition.
In February 2020, Sirius XM completed a $75 investment in SoundCloud. SoundCloud is the world’s largest open audio platform, with a connected community of creators, listeners, and curators. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment. The minority investment complements the existing ad sales relationship between SoundCloud and Pandora.

Liberty Media
As of December 31, 2020, Liberty Media beneficially owned, directly and indirectly, approximately 76% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Results of Operations
Actual Results
Set forth below are our results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019 and for the year ended December 31, 2019 compared with the year ended December 31, 2018. The discussion of our results of operations for the year ended December 31, 2020 includes the financial results of Pandora for the entire period, while the results of operations for the year ended December 31, 2019 includes the financial results of Pandora from the date of the Pandora Acquisition, February 1, 2019. The inclusion of Pandora's results in the year ended December 31, 2020 for the entire period may render direct comparisons with results for prior year period less meaningful. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Years Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	Amount	%	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$5,857	$5,644	$5,264	$213	4%	$380	7%
Advertising revenue	157	205	188	(48)	(23)%	17	9%
Equipment revenue	173	173	155	—	—%	18	12%
Other revenue	155	165	164	(10)	(6)%	1	1%
Total Sirius XM revenue	6,342	6,187	5,771	155	3%	416	7%
Pandora:
Subscriber revenue	515	476	—	39	8%	476	nm
Advertising revenue	1,183	1,131	—	52	5%	1,131	nm
Total Pandora revenue	1,698	1,607	—	91	6%	1,607	nm
Total consolidated revenue	8,040	7,794	5,771	246	3%	2,023	35%
Cost of services
Sirius XM:
Revenue share and royalties	1,484	1,431	1,394	53	4%	37	3%
Programming and content	449	444	406	5	1%	38	9%
Customer service and billing	394	398	382	(4)	(1)%	16	4%
Transmission	123	112	96	11	10%	16	17%
Cost of equipment	19	29	31	(10)	(34)%	(2)	(6)%
Total Sirius XM cost of services	2,469	2,414	2,309	55	2%	105	5%
Pandora:
Revenue share and royalties	937	860	—	77	9%	860	nm
Programming and content	32	18	—	14	78%	18	nm
Customer service and billing	87	77	—	10	13%	77	nm
Transmission	54	58	—	(4)	(7)%	58	nm
Total Pandora cost of services	1,110	1,013	—	97	10%	1,013	nm
Total consolidated cost of services	3,579	3,427	2,309	152	4%	1,118	48%
Subscriber acquisition costs	362	427	470	(65)	(15)%	(43)	(9)%
Sales and marketing	957	937	484	20	2%	453	94%
Engineering, design and development	263	280	123	(17)	(6)%	157	128%
General and administrative	511	524	354	(13)	(2)%	170	48%
Depreciation and amortization	506	468	301	38	8%	167	55%
Acquisition and restructuring costs	28	84	3	(56)	(67)%	81	nm
Impairment charges	976	—	—	976	nm	—	nm
Total operating expenses	7,182	6,147	4,044	1,035	17%	2,103	52%
Income from operations	858	1,647	1,727	(789)	(48)%	(80)	(5)%
Other (expense) income:
Interest expense	(394)	(390)	(350)	(4)	(1)%	(40)	(11)%
Loss on extinguishment of debt	(40)	(57)	—	17	30%	(57)	nm
Other income (expense)	6	(3)	44	9	300%	(47)	(107)%
Total other (expense) income	(428)	(450)	(306)	22	5%	(144)	(47)%
Income before income taxes	430	1,197	1,421	(767)	(64)%	(224)	(16)%
Income tax expense	(299)	(283)	(245)	(16)	(6)%	(38)	(16)%
Net income	$131	$914	$1,176	$(783)	(86)%	$(262)	(22)%
nm - not meaningful

Sirius XM Revenue
Refer to page 42 for our discussion on Sirius XM revenue.
Pandora Revenue
The year ended December 31, 2020 includes Pandora's revenue for the entire period while the year ended December 31, 2019 includes Pandora's revenue from the acquisition date, February 1, 2019. Refer to page 43 for our discussion on Pandora revenue.
Sirius XM Cost of Services
Refer to page 43 for our discussion on Sirius XM cost of services.
Pandora Cost of Services
The year ended December 31, 2020 includes Pandora's cost of services for the entire period while the year ended December 31, 2019 includes Pandora's cost of services from the acquisition date, February 1, 2019. Refer to page 45 for our discussion on Pandora cost of services.
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
•2020 vs. 2019:  For the years ended December 31, 2020 and 2019, subscriber acquisition costs were $362 and $427, respectively, a decrease of 15%, or $65, and decreased as a percentage of total revenue. The decrease was driven by a decline in OEM installations as a result of the COVID-19 pandemic as well as lower hardware subsidies as certain subsidy rates decreased.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, subscriber acquisition costs were $427 and $470, respectively, a decrease of 9%, or $43, and decreased as a percentage of total revenue.  The decrease was driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in the volume of satellite radio installations.
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
•2020 vs. 2019:  For the years ended December 31, 2020 and 2019, sales and marketing expenses were $957 and $937, respectively, an increase of 2%, or $20, and decreased as a percentage of total revenue. The increase was primarily due to the inclusion of Pandora for a full twelve months in 2020, and additional subscriber communications and acquisition campaigns; partially offset by lower travel, entertainment and personnel-related costs.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, sales and marketing expenses were $937 and $484, respectively, an increase of 94%, or $453, and increased as a percentage of total revenue. The increase was primarily due to the inclusion of Pandora, and additional subscriber communications and acquisition campaigns.

We anticipate that sales and marketing expenses will increase with growth in our trial subscriber base, as we expand programs to retain our existing subscribers, win back former subscribers, attract new subscribers and listeners, and as we grow advertising revenue.
Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.
•2020 vs. 2019:  For the years ended December 31, 2020 and 2019, engineering, design and development expenses were $263 and $280, respectively, a decrease of 6%, or $17, and decreased as a percentage of total revenue. The decrease was driven primarily by lower personnel-related costs, partially offset by the inclusion of Pandora for a full twelve months in 2020.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, engineering, design and development expenses were $280 and $123, respectively, an increase of 128%, or $157, and increased as a percentage of total revenue.  The increase was driven primarily by the inclusion of Pandora.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
•2020 vs. 2019:  For the years ended December 31, 2020 and 2019, general and administrative expenses were $511 and $524, respectively, a decrease of 2%, or $13, and decreased as a percentage of total revenue.  The decrease was driven by a one-time $25 legal settlement associated with Do-Not-Call litigation recorded in the first quarter of 2019, lower personnel-related costs, the closure of a sales and use tax audit in the second quarter of 2020, and lower travel and entertainment costs, partially offset by the inclusion of Pandora for a full twelve months in 2020, a $25 million contribution to a donor advised fund that will be the source of our future charitable donations, and higher legal costs.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, general and administrative expenses were $524 and $354, respectively, an increase of 48%, or $170, and increased as a percentage of total revenue.  The increase was driven by the inclusion of Pandora and by a $25 legal settlement associated with Do-Not-Call litigation.
We expect our general and administrative expenses to remain relatively flat.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
•2020 vs. 2019:  For the years ended December 31, 2020 and 2019, depreciation and amortization expense was $506 and $468, respectively, an increase of 8%, or $38, and increased as a percentage of total revenue.  The increase was driven by additional assets placed in-service and the inclusion of Pandora for a full twelve months in 2020.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, depreciation and amortization expense was $468 and $301, respectively, an increase of 55%, or $167, and increased as a percentage of total revenue. The increase was driven by the amortization of definite life intangibles resulting from the Pandora Acquisition and higher depreciation costs related to additional assets placed in-service.
Acquisition and Restructuring Costs represents expenses associated with the acquisitions of Pandora, Simplecast and Stitcher and restructuring costs.
•2020 vs. 2019:  For the years ended December 31, 2020 and 2019, acquisition and restructuring costs were $28 and $84, respectively.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, acquisition and other related costs were $84 and $3, respectively.

Impairment Charges represents the amount by which the carrying amount of an asset exceeds the asset's fair value.
•2020 vs. 2019:  For the year ended December 31, 2020, impairment charge was $976. We recorded a goodwill impairment charge of $956 during the year ended December 31, 2020 to reflect the carrying amount of the Pandora goodwill and an impairment charge of $20 to write down the carrying value of our Pandora trademark. We did not record an impairment charge in 2019 or 2018.
Other Income (Expense)
Interest Expense includes interest on outstanding debt.
•2020 vs. 2019:  For the years ended December 31, 2020 and 2019, interest expense was $394 and $390, respectively, an increase of 1%, or $4.  The increase was primarily driven by higher average debt due to the issuances of Sirius XM's 5.500% Senior Notes due 2029, 4.625% Senior Notes due 2024 in 2019, and 4.125% Senior Notes due 2030 in 2020; partially offset by the redemption of Sirius XM's 6.00% Senior Notes due 2024, redemption of the Pandora convertible notes in 2019, a lower average outstanding balance under the Credit Facility, and lower interest rates.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, interest expense was $390 and $350, respectively, an increase of 11%, or $40. The increase was primarily driven by higher average debt due to the issuances of Sirius XM's 5.500% Senior Notes due 2029 and 4.625% Senior Notes due 2024 as well as the inclusion of Pandora debt, partially offset by the redemption of Sirius XM's 6.00% Senior Notes due 2024, lower interest rates and an increase in capitalized interest associated with construction of new satellites.
Loss on Extinguishment of Debt includes losses incurred as a result of the redemption of certain debt.
•2020 vs. 2019:  For the years ended December 31, 2020 and 2019, loss on extinguishment of debt was $40 and $57, respectively.  The loss on extinguishment of debt recorded in 2020 was due to the redemption of $500 principal amount of Sirius XM's 4.625% Senior Notes due 2023 and $1,000 principal amount of Sirius XM's 5.375% Senior Notes due 2025. The loss recorded in 2019 was due to the redemption of $1,500 in principal amount of Sirius XM's 6.00% Senior Notes due 2024 and the repurchase of $151 in principal amount of Pandora's 1.75% Convertible Senior Notes due 2020.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, loss on extinguishment of debt was $57 and $0, respectively.  During the year ended December 31, 2019, we recorded losses due to the redemption of $1,500 in principal amount of Sirius XM's 6.00% Senior Notes due 2024 and the repurchase of $151 in principal amount of Pandora's 1.75% Convertible Senior Notes due 2020. There was no loss on extinguishment of debt in 2018.
Other Income (Expense) primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
•2020 vs. 2019:  For the years ended December 31, 2020 and 2019, other income (expense) was $6 and $(3), respectively.  Other income for the year ended December 31, 2020 was driven by a one-time lawsuit settlement of $7. Other expense for the year ended December 31, 2019 was driven by losses on other investments of $21; partially offset by interest earned on our loan to Sirius XM Canada of $10, trading gains associated with the investments held for our Deferred Compensation Plan of $4 and interest income of $3.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, other (expense) income was $(3) and $44, respectively.  Other expense for the year ended December 31, 2019 was driven by losses on other investments of $21; partially offset by interest earned on our loan to Sirius XM Canada of $10, trading gains associated with the investments held for our Deferred Compensation Plan of $4 and interest income of $3. Other income for the year ended December 31, 2018 was driven by unrealized gains of $43 from a fair value adjustment of our investment in Pandora, and interest earned on our loan to Sirius XM Canada of $10, partially offset by losses on other investments of $10.

Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
•2020 vs. 2019:  For the years ended December 31, 2020 and 2019, income tax expense was $299 and $283, respectively, and our effective tax rate was 69.5% and 23.6%, respectively.
Our effective tax rate of 69.5% for the year ended December 31, 2020 was primarily impacted by the nondeductible Pandora goodwill impairment charge, partially offset by the recognition of excess tax benefits related to share-based compensation, a benefit related to state and federal research and development and certain other credits and a worthless stock deduction associated with the termination of the Automatic service. Our effective tax rate of 23.6% for the year ended December 31, 2019 was primarily impacted by the recognition of excess tax benefits related to share-based compensation and benefits related to state and federal research and development and certain other credits, partially offset by the impact of nondeductible compensation.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, income tax expense was $283 and $245, respectively, and our effective tax rate was 23.6% and 17.2%, respectively.
Our effective tax rate of 23.6% for the year ended December 31, 2019 was primarily impacted by the recognition of excess tax benefits related to share-based compensation and benefits related to state and federal research and development and certain other credits, partially offset by the impact of nondeductible compensation.  Our effective tax rate of 17.2% for the year ended December 31, 2018 was primarily impacted by the recognition of excess tax benefits related to share based compensation and a benefit related to state and federal research and development credits.

Unaudited Pro Forma Results
Set forth below are our pro forma results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019 and for the year ended December 31, 2019 compared with the year ended December 31, 2018. These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the Pandora Acquisition actually occurred on January 1, 2018 and are not indicative of our consolidated results of operations in future periods. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs, fair value gain or loss on the Pandora investment and associated tax impacts. Pro forma adjustments are not included for the acquisitions of Simplecast and Stitcher. Please refer to the Footnotes to Results of Operations (pages 49 through 53) following our discussion of results of operations.

	For the Years Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
	2020	2019	2018	Amount	%	Amount	%
Revenue	(Pro Forma)	(Pro Forma)	(Pro Forma)
Sirius XM:
Subscriber revenue	$5,857	$5,644	$5,264	$213	4%	$380	7%
Advertising revenue	157	205	188	(48)	(23)%	17	9%
Equipment revenue	173	173	155	—	—%	18	12%
Other revenue	161	172	171	(11)	(6)%	1	1%
Total Sirius XM revenue	6,348	6,194	5,778	154	2%	416	7%
Pandora:
Subscriber revenue	515	527	478	(12)	(2)%	49	10%
Advertising revenue	1,183	1,200	1,092	(17)	(1)%	108	10%
Total Pandora revenue	1,698	1,727	1,570	(29)	(2)%	157	10%
Total consolidated revenue	8,046	7,921	7,348	125	2%	573	8%
Cost of services
Sirius XM:
Revenue share and royalties	1,484	1,431	1,394	53	4%	37	3%
Programming and content	449	444	406	5	1%	38	9%
Customer service and billing	394	398	382	(4)	(1)%	16	4%
Transmission	123	112	96	11	10%	16	17%
Cost of equipment	19	29	31	(10)	(34)%	(2)	(6)%
Total Sirius XM cost of services	2,469	2,414	2,309	55	2%	105	5%
Pandora:
Revenue share and royalties	943	945	929	(2)	—%	16	2%
Programming and content	32	18	11	14	78%	7	64%
Customer service and billing	87	85	95	2	2%	(10)	(11)%
Transmission	54	63	50	(9)	(14)%	13	26%
Total Pandora cost of services	1,116	1,111	1,085	5	—%	26	2%
Total consolidated cost of services	3,585	3,525	3,394	60	2%	131	4%
Subscriber acquisition costs	362	427	470	(65)	(15)%	(43)	(9)%
Sales and marketing	957	973	883	(16)	(2)%	90	10%
Engineering, design and development	263	294	266	(31)	(11)%	28	11%
General and administrative	511	540	517	(29)	(5)%	23	4%
Depreciation and amortization	506	483	465	23	5%	18	4%
Acquisition and restructuring costs	28	—	—	28	nm	—	nm
Impairment charges	976	—	—	976	nm	—	nm
Total operating expenses	7,188	6,242	5,995	946	15%	247	4%
Income from operations	858	1,679	1,353	(821)	(49)%	326	24%
Other (expense) income:
Interest expense	(394)	(392)	(377)	(2)	(1)%	(15)	(4)%
Loss on extinguishment of debt	(40)	(57)	(17)	17	30%	(40)	(235)%
Other income (expense)	6	(2)	8	8	400%	(10)	(125)%
Total other (expense) income	(428)	(451)	(386)	23	5%	(65)	(17)%
Income before income taxes	430	1,228	967	(798)	(65)%	261	27%
Income tax expense	(299)	(290)	(123)	(9)	(3)%	(167)	(136)%
Net income	$131	$938	$844	$(807)	(86)%	$94	11%

Adjusted EBITDA	$2,575	$2,427	$2,131	$148	6%	$296	14%
nm - not meaningful

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, subscriber revenue was $5,857 and $5,644, respectively, an increase of 4%, or $213. The increase was primarily driven by higher self-pay revenue as a result of increases in certain subscription plans and higher U.S. Music Royalty Fees due to a higher music royalty rate, partially offset by lower paid promotional revenue.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, subscriber revenue was $5,644 and $5,264, respectively, an increase of 7%, or $380. The increase was primarily driven by higher U.S. Music Royalty Fees due to a higher music royalty rate, higher self-pay subscription revenue as a result of a 3% increase in the daily weighted average number of subscribers and higher revenue from our connected vehicle services.
We expect subscriber revenues to increase based on the growth of our subscriber base, increases in the average price charged and the sale of additional services to subscribers.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, advertising revenue was $157 and $205, respectively, a decrease of 23%, or $48. The decrease was primarily due to lower advertising as a result of the impact of the COVID-19 pandemic.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, advertising revenue was $205 and $188, respectively, an increase of 9%, or $17. The increase was primarily due to a greater number of advertising spots sold and transmitted as well as increases in rates charged per spot.
We expect our Sirius XM advertising revenue to grow as we continue our recovery to pre-COVID-19 levels.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, equipment revenue was $173 and $173, respectively. Increased OEM royalty revenue was offset by lower direct sales to consumers and loss of revenue resulting from the termination of the Automatic service.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, equipment revenue was $173 and $155, respectively, an increase of 12%, or $18. The increase was driven by an increase in royalty revenue due to our transition to a new generation of chipsets.
We expect equipment revenue to increase as royalty revenue associated with certain new chipsets increases.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, revenue from our connected vehicle services, and ancillary revenues.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, other revenue was $161 and $172, respectively, a decrease of 6%, or $11. The decrease was due to lower revenue from our connected vehicle services, rental car revenue and royalty revenue from Sirius XM Canada.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, other revenue was $172 and $171, respectively, an increase of 1%, or $1. The increase was primarily driven by higher royalty revenue generated from Sirius XM Canada, partially offset by a decrease in data usage revenue generated from our connected vehicle services.
We expect other revenue to decrease as royalties from Sirius XM Canada, rental car revenue and revenue generated from our connected vehicle services decline.

Pandora Revenue
Pandora Subscriber Revenue includes fees charged for Pandora Plus, Pandora Premium, Stitcher and Simplecast subscriptions.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, Pandora subscriber revenue was $515 and $527, respectively, a decrease of 2%, or $12. The decrease was primarily due to the expiration of the one-year promotional subscriptions generated through an agreement with T-Mobile.
• 2019 vs. 2018:  For the years ended December 31, 2019 and 2018, Pandora subscriber revenue was $527 and $478, respectively, an increase of 10%, or $49. The increase was primarily due to a greater weighted average number of subscribers and an increase in the average price per paid subscriber due to the growth of Pandora Premium.
We expect Pandora subscriber revenues to increase with growth of our Pandora andStitcher subscriber base.
Pandora Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, Pandora advertising revenue was $1,183 and $1,200, respectively, a decrease of 1%, or $17. The decrease was primarily due to lower advertising as a result of the impact of the COVID-19 pandemic and a decrease in advertising revenue per thousand hours, partially offset by growth in our off-platform advertising and the inclusion of revenue from Stitcher.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, Pandora advertising revenue was $1,200 and $1,092, respectively, an increase of 10%, or $108. The increase was primarily due to growth in our off-platform advertising revenue, an increased sell-through percentage, increases in the average price per ad and revenue growth in the AdsWizz business.
We expect Pandora advertising revenue to increase due to our off-platform advertising opportunities, recovery from the impact of the COVID-19 pandemic and the addition of Stitcher.
Total Consolidated Revenue
Total Consolidated Revenue for the years ended December 31, 2020 and 2019, was $8,046 and $7,921, respectively, an increase of 2%, or $125. Total Consolidated Revenue for the years ended December 31, 2019 and 2018, was $7,921 and $7,348, respectively, an increase of 8%, or $573.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, revenue share and royalties were $1,484 and $1,431, respectively, an increase of 4%, or $53, and increased as a percentage of total Sirius XM revenue. The increase was driven by overall greater revenues subject to music royalties and revenue share to OEMs.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, revenue share and royalties were $1,431 and $1,394, respectively, an increase of 3%, or $37, but decreased as a percentage of total Sirius XM revenue. The increase was driven by overall greater revenues subject to royalties and revenue share. The increase was partially offset by a $69 charge during the second quarter of 2018 related to the legal settlement that resolved all outstanding claims, including ongoing audits, under Sirius XM's statutory license for sound recordings for the period January 1, 2007 through December 31, 2017.
We expect our Sirius XM revenue share and royalty costs to increase as our revenues grow.

Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, programming and content expenses were $449 and $444, respectively, an increase of 1%, or $5, but decreased as a percentage of total Sirius XM revenue. The increase was primarily driven by higher content licensing costs as well as greater personnel-related costs partially offset by one-time benefits for reduced sports programming as a result of shortened sports seasons due to the COVID-19 pandemic and lower costs associated with hosting live events.
•2019 vs. 2018:  For the years ended December 31, 2019 and 2018, programming and content expenses were $444 and $406, respectively, an increase of 9%, or $38, and increased as a percentage of total Sirius XM revenue. The increase was primarily driven by higher content licensing costs as well as greater personnel-related costs.
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
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, customer service and billing expenses were $394 and $398, respectively, a decrease of 1%, or $4, and decreased as a percentage of total Sirius XM revenue. The decrease was driven by reduced staffing resulting from stay at home orders issued in countries in which our vendors operate call centers.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, customer service and billing expenses were $398 and $382, respectively, an increase of 4%, or $16, but decreased as a percentage of total Sirius XM revenue. The increase was driven by increased transaction fees from a larger subscriber base and higher bad debt expense.
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
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, transmission expenses were $123 and $112, respectively, an increase of 10%, or $11, and increased as a percentage of total Sirius XM revenue. The increase was primarily driven by higher hosting and wireless costs associated with our 360L platform and our streaming and connected vehicle services.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, transmission expenses were $112 and $96, respectively, an increase of 17%, or $16, and increased as a percentage of total Sirius XM revenue. The increase was primarily driven by higher hosting and other costs associated with our streaming services and higher repeater network costs.
We expect our Sirius XM transmission expenses to increase as costs associated with our 360L platform and investments in internet streaming grow.
Sirius XM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, cost of equipment was $19 and $29, respectively, a decrease of 34%, or $10, and decreased as a percentage of equipment revenue. The decrease was primarily due to lower direct sales to consumers and reduced costs due to the termination of the Automatic service.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, cost of equipment was $29 and $31, respectively, a decrease of 6%, or $2, and decreased as a percentage of equipment revenue. The decrease was primarily due to lower direct sales to satellite radio and connected vehicle consumers, partially offset by an increase in our inventory reserve.
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
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, revenue share and royalties were $943 and $945, respectively, a decrease of 0%, or $2, but increased as a percentage of total Pandora revenue. The decrease was primarily attributable to a reversal of a pre-acquisition reserve of $16 for royalties during the first quarter of 2020, lower listening hours, and the expiration during 2019 of certain minimum guarantees in direct license agreements with record labels; partially offset by the inclusion of Stitcher.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, revenue share and royalties were $945 and $929, respectively, an increase of 2%, or $16, but decreased as a percentage of total Pandora revenue. The increase was primarily attributable to higher revenue share driven by growth of our off-platform revenue, partially offset by lower royalty costs resulting from renegotiated agreements with record labels, music and sound recording copyright holders and distributors.
We expect our Pandora revenue share to increase as off-platform revenue increases and our royalty costs to increase due to higher music royalty rates.
Pandora Programming and Content includes costs to produce live listener events and promote content.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, programming and content expenses were $32 and $18, respectively, an increase of 78%, or $14, and increased as a percentage of total Pandora revenue. The increase was primarily attributable to higher production costs and personnel-related costs.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, programming and content expenses were $18 and $11, respectively, an increase of 64%, or $7, and increased as a percentage of total Pandora revenue. The increase was primarily attributable to higher personnel-related and content costs.
We expect our Pandora programming and content costs to increase as we offer additional programming and produce live listener events and promotions.
Pandora Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, customer service and billing expenses were $87 and $85, respectively, an increase of 2%, or $2, and increased as a percentage of total Pandora revenue. The increase was primarily driven by higher bad debt expense, partially offset by lower transaction costs.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, customer service and billing expenses were $85 and $95, respectively, a decrease of 11%, or $10, and decreased as a percentage of total Pandora revenue. The decrease was primarily driven by lower bad debt expense due to recoveries and lower transaction fees.
We expect our Pandora customer service and billing costs to increase as our subscriber base grows.
Pandora Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.

•2020 vs. 2019: For the years ended December 31, 2020 and 2019, transmission expenses were $54 and $63, respectively, a decrease of 14%, or $9, and decreased as a percentage of total Pandora revenue. The decrease was primarily driven by lower streaming costs due to lower listener hours and lower personnel-related costs.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, transmission expenses were $63 and $50, respectively, an increase of 26%, or $13, and increased as a percentage of total Pandora revenue. The increase was primarily driven by web hosting and personnel-related costs.
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
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, subscriber acquisition costs were $362 and $427, respectively, a decrease of 15%, or $65, and decreased as a percentage of total revenue. The decrease was driven by a decline in OEM installations as a result of the COVID-19 pandemic as well as lower hardware subsidies as certain subsidy rates decreased.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, subscriber acquisition costs were $427 and $470, respectively, a decrease of 9%, or $43, and decreased as a percentage of total revenue. The decrease was driven by reductions to OEM hardware subsidy rates, lower subsidized costs related to the transition of chipsets, and a decrease in the volume of satellite radio installations.
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
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, sales and marketing expenses were $957 and $973, respectively, a decrease of 2%, or $16, and decreased as a percentage of total revenue. The decrease was primarily due to lower personnel-related costs and lower travel and entertainment costs, partially offset by additional subscriber communications and acquisition campaigns.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, sales and marketing expenses were $973 and $883, respectively, an increase of 10%, or $90, and increased as a percentage of total revenue. The increase was primarily due to additional acquisition campaigns and subscriber communications as well as higher personnel-related costs.
We anticipate that sales and marketing expenses will increase with growth in our trial subscriber base, as we expand programs to retain our existing subscribers, win back former subscribers, attract new subscribers and listeners, and as we grow advertising revenue.
Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of our radios into new vehicles manufactured by automakers.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, engineering, design and development expenses were $263 and $294, respectively, a decrease of 11%, or $31, and decreased as a percentage of total revenue. The decrease was driven by lower personnel-related costs.

•2019 vs. 2018: For the years ended December 31, 2019 and 2018, engineering, design and development expenses were $294 and $266, respectively, an increase of 11%, or $28, and increased as a percentage of total revenue. The increase was driven by higher personnel-related costs.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, general and administrative expenses were $511 and $540, respectively, a decrease of 5%, or $29, and decreased as a percentage of total revenue. The decrease was primarily driven a one-time $25 legal settlement associated with Do-Not-Call litigation recorded in the first quarter of 2019, lower personnel-related costs, the closure of a sales and use tax audit in the second quarter of 2020, and lower travel and entertainment costs, partially offset by a $25 contribution in 2020 to a donor fund that will be the source of our future charitable donations and higher legal costs.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, general and administrative expenses were $540 and $517, respectively, an increase of 4%, or $23, but decreased as a percentage of total revenue. The increase was primarily driven by a $25 legal settlement associated with Do-Not-Call litigation and higher rent, partially offset by lower personnel-related costs.
We expect our general and administrative expenses to remain relatively flat.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, depreciation and amortization expense was $506 and $483, respectively, an increase of 5%, or $23, and increased as a percentage of total revenue. The increase was driven by additional assets placed in-service.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, depreciation and amortization expense was $483 and $465, respectively, an increase of 4%, or $18, but decreased as a percentage of total revenue. The increase was driven by additional assets placed in-service.
Impairment Charges represents losses associated with the amount by which the carrying amount of an asset exceeds the asset's fair value.
•2020 vs. 2019:  For the year ended December 31, 2020, impairment charge was $976. We recorded a goodwill impairment charge of $956 during the year ended December 31, 2020 to write down the carrying amount of the Pandora goodwill and an impairment charge of $20 to write down the carrying value of our Pandora trademark. We did not record an impairment charge in 2019 or 2018.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, interest expense was $394 and $392, respectively, an increase of 1%, or $2. The increase was primarily driven by higher average debt due to the issuances of Sirius XM's 5.500% Senior Notes due 2029, 4.625% Senior Notes due 2024 in 2019, and 4.125% Senior Notes due 2030 in 2020; partially offset by the redemption of Sirius XM's 6.00% Senior Notes due 2024, redemption of the Pandora convertible notes in 2019, a lower average outstanding balance under the Credit Facility and lower interest rates.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, interest expense was $392 and $377, respectively, an increase of 4%, or $15. The increase was primarily driven by higher average debt due to the issuances of Sirius XM's 5.500% Senior Notes due 2029 and 4.625% Senior Notes due 2024, partially offset by the redemption of Sirius XM's 6.00% Senior Notes due 2024, the repurchase of the Pandora 1.75% Convertible Senior Notes due 2020 and lower interest rates.

Loss on Extinguishment of Debt, includes losses incurred as a result of the redemption of certain debt.
•2020 vs. 2019: For the year ended December 31, 2020, we recorded a $40 loss due to the redemption of $500 principal amount of Sirius XM's 4.625% Senior Notes due 2023 and $1,000 principal amount of Sirius XM's 5.375% Senior Notes due 2025. During the year ended December 31, 2019, we recorded a $57 loss due to the redemption of $1,500 in principal amount of Sirius XM's 6.00% Senior Notes due 2024 and the repurchase of $151 in principal amount of Pandora's 1.75% Convertible Senior Notes due 2020.
•2019 vs. 2018: For the year ended December 31, 2019, we recorded a $57 loss due to the redemption of $1,500 in principal amount of Sirius XM's 6.00% Senior Notes due 2024 and the repurchase of $151 in principal amount of Pandora's 1.75% Convertible Senior Notes due 2020. During the year ended December 31, 2018, we recorded a $17 loss on extinguishment of debt primarily due to the exchange of Pandora's 1.75% Convertible Senior Notes due 2020 for new 1.75% Convertible Senior Notes due 2023.
Other Income (Expense) primarily includes realized and unrealized gains and losses, interest and dividend income, our share of the income or loss from equity investments, and transaction costs related to non-operating investments.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, other income (expense) was $6 and $(2), respectively. Other income for the year ended December 31, 2020 was driven by a one-time lawsuit settlement of $7. Other expense for the year ended December 31, 2019 was driven by losses on other investments of $21; partially offset by interest earned on our loan to Sirius XM Canada of $10, trading gains associated with the investments held for our Deferred Compensation Plan of $4 and interest income of $3.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, other (expense) income was $(2) and $8, respectively. During the year ended December 31, 2019, other expense was driven by losses on other investments of $21; partially offset by interest earned on our loan to Sirius XM Canada of $10, trading gains associated with the investments held for our Deferred Compensation Plan of $4 and interest income of $3. During the year ended December 31, 2018, other income was driven by interest earned on our loan to Sirius XM Canada of $10 and interest income of $8, partially offset by losses on other investments of $10.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, income tax expense was $299 and $290, respectively, and our effective tax rate was 69.5% and 23.6%, respectively. The effective tax rate of 69.5% for the year ended December 31, 2020 was primarily impacted by the nondeductible Pandora goodwill impairment charge, partially offset by the recognition of excess tax benefits related to share-based compensation, a benefit related to state and federal research and development and certain other credits and a worthless stock deduction associated with the termination of the Automatic service. The effective tax rate of 23.6% was primarily impacted by the recognition of excess tax benefits related to share-based compensation and benefits related to state and federal research and development and certain other credits, partially offset by the impact of nondeductible compensation.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, income tax expense was $290 and $123, respectively, and our effective tax rate was 23.6% and 12.7%, respectively. The effective tax rate of 23.6% for the year ended December 31, 2019 was primarily impacted by the recognition of excess tax benefits related to share-based compensation and benefits related to state and federal research and development and certain other credits, partially offset by the impact of nondeductible compensation.  The effective tax rate of 12.7% for the year ended December 31, 2018 was primarily impacted by the recognition of excess tax benefits related to share based compensation and a benefit related to state and federal research and development credits under the Protecting Americans from Tax Hikes Act of 2015.

Footnotes to Pro Forma Results of Operations

    The following tables reconcile our results of operations as reported to our pro forma results of operations for the years ended December 31, 2020, 2019 and 2018 which includes the Pandora pre-acquisition financial information for the applicable periods and the effects of purchase price accounting. These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had the Pandora Acquisition actually occurred on January 1, 2018 and are not indicative of our consolidated results of operations in future periods. The pro forma results primarily include adjustments related to amortization of acquired intangible assets, depreciation of property and equipment, acquisition costs, fair value gain or loss on the Pandora investment and associated tax impacts.

	Unaudited for the Year Ended December 31, 2020
	As Reported	Predecessor Financial Information	Purchase Price Accounting and Pro Forma Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$5,857	$—	$—		$5,857
Advertising revenue	157	—	—		157
Equipment revenue	173	—	—		173
Other revenue	155	—	6	(a)	161
Total Sirius XM revenue	6,342	—	6		6,348
Pandora:
Subscriber revenue	515	—	—		515
Advertising revenue	1,183	—	—		1,183
Total Pandora revenue	1,698	—	—		1,698
Total consolidated revenue	8,040	—	6		8,046
Cost of services
Sirius XM:
Revenue share and royalties	1,484	—	—		1,484
Programming and content	449	—	—		449
Customer service and billing	394	—	—		394
Transmission	123	—	—		123
Cost of equipment	19	—	—		19
Total Sirius XM cost of services	2,469	—	—		2,469
Pandora:
Revenue share and royalties	937	—	6	(b)	943
Programming and content	32	—	—		32
Customer service and billing	87	—	—		87
Transmission	54	—	—		54
Total Pandora cost of services	1,110	—	6		1,116
Total consolidated cost of services	3,579	—	6		3,585
Subscriber acquisition costs	362	—	—		362
Sales and marketing	957	—	—		957
Engineering, design and development	263	—	—		263
General and administrative	511	—	—		511
Depreciation and amortization	506	—	—		506
Acquisition and restructuring costs	28	—	—		28
Impairment charges	976	—	—		976
Total operating expenses	7,182	—	6		7,188
Income (loss) from operations	858	—	—		858
Other (expense) income:
Interest expense	(394)	—	—		(394)
Loss on extinguishment of debt	(40)	—	—		(40)
Other (expense) income	6	—	—		6
Total other (expense) income	(428)	—	—		(428)
Income (loss) before income taxes	430	—	—		430
Income tax expense	(299)	—	—		(299)
Net income	$131	$—	$—		$131
(a)    This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the merger of Sirius and XM (the "XM Merger").
(b)    This adjustment includes the impact of additional expense associated with minimum guarantee royalty contracts recorded as part of the Pandora Acquisition.

	Unaudited for the Year Ended December 31, 2019
	As Reported	Predecessor Financial Information (c)	Purchase Price Accounting and Pro Forma Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$5,644	$—	$—		$5,644
Advertising revenue	205	—	—		205
Equipment revenue	173	—	—		173
Other revenue	165	—	7	(d)	172
Total Sirius XM revenue	6,187	—	7		6,194
Pandora:
Subscriber revenue	476	46	5	(e)	527
Advertising revenue	1,131	68	1	(e)	1,200
Total Pandora revenue	1,607	114	6		1,727
Total consolidated revenue	7,794	114	13		7,921
Cost of services
Sirius XM:
Revenue share and royalties	1,431	—	—		1,431
Programming and content	444	—	—		444
Customer service and billing	398	—	—		398
Transmission	112	—	—		112
Cost of equipment	29	—	—		29
Total Sirius XM cost of services	2,414	—	—		2,414
Pandora:
Revenue share and royalties	860	71	14	(f)	945
Programming and content	18	—	—		18
Customer service and billing	77	8	—		85
Transmission	58	5	—		63
Total Pandora cost of services	1,013	84	14		1,111
Total consolidated cost of services	3,427	84	14		3,525
Subscriber acquisition costs	427	—	—		427
Sales and marketing	937	36	—		973
Engineering, design and development	280	14	—		294
General and administrative	524	16	—		540
Depreciation and amortization	468	6	9	(g)	483
Acquisition and restructuring costs	84	1	(85)	(h)	—
Total operating expenses	6,147	157	(62)		6,242
Income (loss) from operations	1,647	(43)	75		1,679
Other (expense) income:
Interest expense	(390)	(2)	—		(392)
Loss on extinguishment of debt	(57)	—	—		(57)
Other (expense) income	(3)	1	—		(2)
Total other (expense) income	(450)	(1)	—		(451)
Income (loss) before income taxes	1,197	(44)	75		1,228
Income tax expense	(283)	—	(7)	(i)	(290)
Net income	$914	$(44)	$68		$938
(c)    Represents Pandora’s results for the period January 1, 2019 through January 31, 2019.
(d)    This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the XM Merger.
(e)    This adjustment relates to the amortization of deferred subscription and deferred advertising revenue that was fair valued in purchase accounting.
(f)    This adjustment includes the impact of additional expense associated with minimum guarantee royalty contracts recorded as part of the Pandora Acquisition.
(g)    This adjustment includes the impact of the additional amortization associated with the acquired intangible assets recorded as part of the Pandora Acquisition that are subject to amortization, partially offset by normal depreciation associated with assets revalued in purchase accounting.

(h)    This adjustment eliminates the impact of acquisition and other related costs.
(i)    This adjustment to income taxes was calculated by applying Sirius XM's statutory tax rate at December 31, 2019 to the pro forma adjustments of $75 and Pandora's pre-acquisition loss before income tax of $(44).

	Unaudited for the Year Ended December 31, 2018
	As Reported	Predecessor Financial Information (j)	Purchase Price Accounting and Pro Forma Adjustments	Ref	Pro Forma
Revenue
Sirius XM:
Subscriber revenue	$5,264	$—	$—		$5,264
Advertising revenue	188	—	—		188
Equipment revenue	155	—	—		155
Other revenue	164	—	7	(k)	171
Total Sirius XM revenue	5,771	—	7		5,778
Pandora:
Subscriber revenue	—	478	—		478
Advertising revenue	—	1,092	—		1,092
Total Pandora revenue	—	1,570	—		1,570
Total consolidated revenue	5,771	1,570	7		7,348
Cost of services
Sirius XM:
Revenue share and royalties	1,394	—	—		1,394
Programming and content	406	—	—		406
Customer service and billing	382	—	—		382
Transmission	96	—	—		96
Cost of equipment	31	—	—		31
Total Sirius XM cost of services	2,309	—	—		2,309
Pandora:
Revenue share and royalties	—	929	—		929
Programming and content	—	11	—		11
Customer service and billing	—	95	—		95
Transmission	—	50	—		50
Total Pandora cost of services	—	1,085	—		1,085
Total consolidated cost of services	2,309	1,085	—		3,394
Subscriber acquisition costs	470	—	—		470
Sales and marketing	484	399	—		883
Engineering, design and development	123	143	—		266
General and administrative	354	169	(6)	(l)	517
Depreciation and amortization	301	61	103	(m)	465
Acquisition and restructuring costs	3	12	(15)	(n)	—
Total operating expenses	4,044	1,869	82		5,995
Income (loss) from operations	1,727	(299)	(75)		1,353
Other (expense) income:
Interest expense	(350)	(27)	—		(377)
Loss on extinguishment of debt	—	(17)	—		(17)
Other (expense) income	44	7	(43)	(o)	8
Total other (expense) income	(306)	(37)	(43)		(386)
Income (loss) before income taxes	1,421	(336)	(118)		967
Income tax expense	(245)	8	114	(p)	(123)
Net income	$1,176	$(328)	$(4)		$844
(j)    Represents Pandora’s results for the period January 1, 2018 through December 31, 2018.
(k)    This adjustment eliminates the impact of additional revenue associated with certain programming agreements recorded as part of the XM Merger.
(l)    This adjustment eliminates the impact of contract termination fees.

(m)    This adjustment includes the impact of the additional amortization associated with the acquired intangible assets recorded as part of the Pandora Acquisition that are subject to amortization, partially offset by normal depreciation associated with assets revalued in purchase accounting.
(n)    This adjustment eliminates the impact of transaction related costs, recorded by Pandora, to advisers for the planned acquisition by Sirius XM.
(o)    This adjustment eliminates the unrealized gain for the fair value adjustment of our preferred stock investment in Pandora.
(p)     This adjustment to income taxes was calculated by applying Sirius XM's statutory tax rate at December 31, 2018 to the pro forma adjustments of $(118) and Pandora's loss before income tax of $(336).

Key Financial and Operating Performance Metrics
In this section, we present certain financial performance measures some of which are presented as Non-GAAP items, which include free cash flow and adjusted EBITDA. We also present certain operating performance measures. Our adjusted EBITDA excludes the impact of share-based payment expense and certain purchase price accounting adjustments related to the XM Merger and the Pandora Acquisition.  Additionally, when applicable, our adjusted EBITDA metric excludes the effect of significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial and operating performance measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. See the accompanying glossary on pages 62 through 65 for more details and for the reconciliation to the most directly comparable GAAP measure (where applicable).
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
Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 62 through 65) for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in Sirius XM's subscriber count or subscriber-based operating metrics.
Set forth below are our subscriber balances as of December 31, 2020 compared to December 31, 2019 and as of December 31, 2019 compared to December 31, 2018.

	As of December 31,			2020 vs 2019 Change		2019 vs 2018 Change
(subscribers in thousands)	2020	2019	2018 (1)	Amount	%	Amount	%
Sirius XM
Self-pay subscribers	30,887	29,978	28,915	909	3%	1,063	4%
Paid promotional subscribers	3,827	4,931	5,124	(1,104)	(22)%	(193)	(4)%
Ending subscribers	34,714	34,909	34,039	(195)	(1)%	870	3%
Traffic users	9,301	9,334	8,606	(33)	—%	728	8%
Sirius XM Canada subscribers	2,622	2,707	2,644	(85)	(3)%	63	2%

Pandora
Monthly active users - all services	58,882	63,508	69,399	(4,626)	(7)%	(5,891)	(8)%
Self-pay subscribers	6,298	6,165	5,914	133	2%	251	4%
Paid promotional subscribers	43	49	756	(6)	(12)%	(707)	(94)%
Ending subscribers	6,341	6,214	6,670	127	2%	(456)	(7)%
(1)Includes Pandora's results as of December 31, 2018.

The following table contains our Non-GAAP pro forma financial and operating performance measures which are based on our adjusted results of operations for the years ended December 31, 2020, 2019 and 2018.

	For the Years Ended December 31,			2020 vs 2019 Change		2019 vs 2018 Change
(subscribers in thousands)	2020	2019 (1)	2018 (2)	Amount	%	Amount	%
Sirius XM
Self-pay subscribers	909	1,063	1,402	(154)	(14)%	(339)	(24)%
Paid promotional subscribers	(1,104)	(193)	(99)	(911)	(472)%	(94)	(95)%
Net additions	(195)	870	1,303	(1,065)	(122)%	(433)	(33)%
Weighted average number of subscribers	34,523	34,314	33,345	209	1%	969	3%
Average self-pay monthly churn	1.7%	1.7%	1.7%	—%	—%	—%	—%
ARPU (3)	$14.10	$13.82	$13.34	$0.28	2%	$0.48	4%
SAC, per installation	$18.65	$22.91	$25.66	$(4.26)	(19)%	$(2.75)	(11)%

Pandora
Self-pay subscribers	133	251	436	(118)	(47)%	(185)	(42)%
Paid promotional subscribers	(6)	(707)	756	701	99%	(1,463)	(194)%
Net additions	127	(456)	1,192	583	128%	(1,648)	(138)%
Weighted average number of subscribers	6,315	6,654	6,080	(339)	(5)%	574	9%
ARPU	$6.76	$6.61	$6.53	$0.15	2%	$0.08	1%
Ad supported listener hours (in billions)	12.50	13.44	14.79	(0.94)	(7)%	(1.35)	(9)%
Advertising revenue per thousand listener hours (RPM)	$79.24	$80.41	$71.60	$(1.17)	(1)%	$8.81	12%
Licensing costs per thousand listener hours (LPM)	$40.14	$38.94	$37.80	$1.20	3%	$1.14	3%
Licensing costs per paid subscriber (LPU)	$4.14	$4.06	$4.47	$0.08	2%	$(0.41)	(9)%

Total Company
Adjusted EBITDA	$2,575	$2,427	$2,131	$148	6%	$296	14%
Free cash flow (4)	$1,660	$1,647	$1,517	$13	1%	$130	9%
(1)    Includes Pandora's results for the twelve month period, including pre-acquisition results for the period January 1, 2019 through January 31, 2019.
(2)    Includes Pandora's results for the twelve month period, including pre-acquisition results for the period January 1, 2018 through December 31, 2018.
(3)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $174, $159 and $111 for the years ended December 31, 2020, 2019 and 2018, respectively.
(4)    Free cash flow has not been adjusted for Pandora's pre-acquisition results.

Sirius XM
Subscribers. At December 31, 2020, we had approximately 34,714 subscribers, a decrease of approximately 195 subscribers, or 1%, from the approximately 34,909 subscribers as of December 31, 2019. The decrease in total subscribers was primarily due to the decline in paid promotional subscribers, partially offset by growth in our self-pay subscriber base from lower non-pay and vehicle related churn as well as additions from subscriber win back programs.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, net additions were (195) and 870, respectively, a decrease of 122%, or 1,065. Paid promotional subscribers decreased as shipments and trial subscription starts from automakers offering paid subscriptions declined as a result of the COVID-19 pandemic. Self-pay net additions decreased year over year as growth in subsequent owner trial conversions, stand-alone streaming net additions, win back programs and reductions in vehicle related and non-pay churn were offset by reduced additions from new car conversions as well as increases in voluntary churn.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, net additions were 870 and 1,303, respectively, a decrease of 33%, or 433. Self-pay net additions decreased primarily due to a flat churn rate on a growing subscriber base and lower gross add win-backs, offset by increases in trial conversions. The reduction of paid promotional subscribers increased due to lower shipments and trial starts from automakers offering paid promotional subscriptions.
Traffic Users. We offer services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 62 through 65 for more details.)
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, our average self-pay monthly churn rate was 1.7%. Decreases in non-pay and vehicle related churn were offset by increased voluntary churn.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, our average self-pay monthly churn rate was 1.7%. Decreased voluntary churn was offset by increased used vehicle churn.
ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 62 through 65 for more details.)
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, ARPU was $14.10 and $13.82, respectively. The increase was driven by an increase in certain subscription rates and the U.S. Music Royalty Fee; partially offset by lower advertising revenue.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, ARPU was $13.82 and $13.34, respectively. The increase was driven by increases in the U.S. Music Royalty Fee, increases in self-pay revenue and higher advertising revenue.
SAC, Per Installation, is derived from subscriber acquisition costs less margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 62 through 65 for more details.)
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, SAC, per installation, was $18.65 and $22.91, respectively. The decrease was driven by reductions to OEM hardware subsidy rates and our transition to a new generation of chipsets.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, SAC, per installation, was $22.91 and $25.66, respectively. The decrease was driven by our transition to a new generation of chipsets and reductions to OEM hardware subsidy rates.
Pandora
Monthly Active Users. At December 31, 2020, Pandora had approximately 58,882 monthly active users, a decrease of 4,626 monthly active users, or 7%, from the 63,508 monthly active users as of December 31, 2019. The decrease in monthly active users was driven by an increase in ad-supported listener churn and a decrease in the number of new users.

Subscribers. At December 31, 2020, Pandora had approximately 6,341 subscribers, an increase of 127, or 2%, from the approximately 6,214 subscribers as of December 31, 2019.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, net additions were 127 and (456), respectively, an increase of 128%, or 583. Net additions increased as a result of the growth in our Pandora Premium plans during 2020.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, net additions were (456) and 1,192, respectively, a decrease of 138%, or 1,648. Net additions decreased due to a loss of paid promotional subscribers from the expiration of an agreement with T-Mobile.
ARPU is defined as average monthly revenue per paid subscriber on our Pandora subscription services. (See the accompanying glossary on pages 62 through 65 for more details.)
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, ARPU was $6.76 and $6.61, respectively. The increase was primarily driven by the expiration of a lower rate T-Mobile plan in 2019 and a shift in subscriber mix toward Pandora Premium plans.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, ARPU was $6.61 and $6.53, respectively. The increase was primarily driven by an increase in the number of Pandora Premium subscribers while the number of lower price Pandora Plus subscribers decreased.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-radio content offerings in the definition of listener hours.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, ad supported listener hours was 12.50 billion and 13.44 billion, respectively. The decrease in ad supported listener hours was primarily driven the decline in monthly active users, partially offset by higher hours per active user.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, ad supported listener hours was 13.44 billion and 14.79 billion, respectively. The decline in ad supported listener hours was primarily driven by a decrease in ad-supported listeners.
RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, RPM was $79.24 and $80.41, respectively. The decrease was a result of lower sell-through percentages as a result of the COVID-19 pandemic.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, RPM was $80.41 and $71.60, respectively. The increase was a result of an increase in the average price per ad and increased sell-through percentage.
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
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, LPM was $40.14 and $38.94, respectively. The increase was primarily driven by higher eligible advertising revenue.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, LPM was $38.94 and $37.80, respectively. The increase was primarily driven by higher eligible advertising revenue and increases to track rates.
LPU is defined as average monthly licensing costs per paid subscriber on our Pandora subscription services. LPU is a key measure of our ability to manage costs for our subscription services.
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, LPU was $4.14 and $4.06, respectively. The increase was due to increased Pandora subscriber ARPU.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, LPU was $4.06 and $4.47, respectively. The decrease was due to lower minimum guarantees associated with our direct license agreements with major and independent labels, distributors, performing rights organizations and publishers.

Total Company
Adjusted EBITDA. EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other income, loss on extinguishment of debt, acquisition related costs, other non-cash charges, such as certain purchase price accounting adjustments, impairment charges, share-based payment expense, loss on disposal of assets, and legal settlements and reserves related to the historical use of sound recordings. (See the accompanying glossary on pages 62 through 65 for a reconciliation to GAAP and for more details.)
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, adjusted EBITDA was $2,575 and $2,427, respectively, an increase of 6%, or $148. The increase was due to higher subscriber revenue, lower subscriber acquisition costs, travel and entertainment expenses and personnel-related costs, partially offset by higher revenue share and royalties, lower advertising revenue and a $25 contribution to a donor advised fund that will be the source of our future charitable donations.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, adjusted EBITDA was $2,427 and $2,131, respectively, an increase of 14%, or $296. The increase was due to: growth of 8% in total revenue which was primarily a result of the increase in our subscriber base; additional revenues from the U.S. Music Royalty Fee; an increase in advertising revenue; and lower subscriber acquisition costs. The increases were partially offset by higher revenue share and royalty, sales and marketing, programming and content, transmission, engineering, design and development, and general and administrative costs.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, restricted and other investment activity and the return of capital from an investment in an unconsolidated entity. (See the accompanying glossary on pages 62 through 65 for a reconciliation to GAAP and for more details.)
•2020 vs. 2019: For the years ended December 31, 2020 and 2019, free cash flow was $1,660 and $1,647, respectively, an increase of $13, or 1%. The increase was impacted by $25 for a legal settlement paid during 2019 and lower cash used to construct replacement satellites during 2020, partially offset by a $25 contribution to a donor advised fund that will be the source of our future charitable donations.
•2019 vs. 2018: For the years ended December 31, 2019 and 2018, free cash flow was $1,647 and $1,517, respectively, an increase of $130, or 9%. The increase was impacted by the one-time lump sum payment of $150 to resolve all outstanding claims under our statutory license for sound recordings for the period January 1, 2007 through December 31, 2017, paid during 2018; partially offset by $25 for a legal settlement paid during 2019.

Liquidity and Capital Resources
Cash Flows for the year ended December 31, 2020 compared with the year ended December 31, 2019 and for the year ended December 31, 2019 compared with the year ended December 31, 2018.
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Years Ended December 31,
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net cash provided by operating activities	$2,018	$2,017	$1,880	$1	$137
Net cash used in investing activities	(741)	(3)	(379)	(738)	376
Net cash used in financing activities	(1,314)	(1,959)	(1,515)	645	(444)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37)	55	(14)	(92)	69
Cash, cash equivalents and restricted cash at beginning of period	120	65	79	55	(14)
Cash, cash equivalents and restricted cash at end of period	$83	$120	$65	$(37)	$55

Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $1 to $2,018 for the year ended December 31, 2020 from $2,017 for the year ended December 31, 2019. Cash flows provided by operating activities increased by $137 to $2,017 for the year ended December 31, 2019 from $1,880 for the year ended December 31, 2018.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the year ended December 31, 2020 were primarily due to the acquisition of Stitcher of $272, our $75 investment in SoundCloud, the acquisition of Simplecast of $28, spending primarily for capitalized software and hardware, and to construct replacement satellites. Cash flows provided by investing activities in the year ended December 31, 2019 were primarily due to spending for capitalized software and hardware, and to construct replacement satellites, offset by cash received from the Pandora Acquisition of $313 and from the sale of short-term investments of $73. Cash flows used in investing activities in the year ended December 31, 2018 were primarily due additions to property and equipment of $355 primarily for capitalized software and hardware and to construct replacement satellites. We spent $242, $214 and $166 on capitalized software and hardware as well as $57, $82 and $132 to construct replacement satellites during the years ended December 31, 2020, 2019 and 2018, respectively.
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
Cash flows used in financing activities in the year ended December 31, 2020 were primarily due to the redemption of Sirius XM's 4.625% Senior Notes due 2023 in the aggregate amount of $505 and Sirius XM's 5.375% Senior Notes due 2025 in the aggregate amount of $1,033, the purchase and retirement of shares of our common stock under our repurchase program for $1,555, the payment of cash dividends of $237, and payment of $114 for taxes in lieu of shares issued for share-based compensation; partially offset by the issuance of $1,481 in aggregate principal amount of Sirius XM's 4.125% Senior Notes due 2030, net of costs and net borrowings of $649 from the Credit Facility. Cash flows used in financing activities in the year ended December 31, 2019 were primarily due to the purchase and retirement for $2,159 of shares of our common stock under our repurchase program, the redemption of Sirius XM's 6.00% Senior Notes due 2024 in the aggregate amount of $1,546, repayment under the Credit Facility of $439, the repurchase for $152 of Pandora's 1.75% Convertible Senior Notes due 2020, the payment of cash dividends of $226 and payment of $150 for taxes in lieu of shares issued for share-based compensation, partially offset by cash provided by the issuance of $2,715 in aggregate principal amount of Sirius XM's 5.500% Senior Notes due 2029, net of costs, and Sirius XM's 4.625% Senior Notes due 2024, net of costs.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of December 31, 2020, $649 was outstanding under our Credit Facility. As the amount available for future borrowing is reduced by $1 related to letters of credit issued for the benefit of Pandora, $1,100 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and pursue strategic opportunities.

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
Capital Return Program
As of December 31, 2020, our board of directors had authorized for repurchase an aggregate of $16,000 of our common stock.  As of December 31, 2020, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,314 shares for $14,408, and $1,592 remained available for additional repurchases under our existing stock repurchase program authorization.
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
On January 28, 2021, our board of directors declared a quarterly dividend in the amount of $0.014641 per share of common stock payable on February 26, 2021 to stockholders of record as of the close of business on February 10, 2021. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.058564 per share of common stock.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's convertible notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of December 31, 2020, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 14 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 17 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments,” refer to Note 17 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.
Related Party Transactions
For a discussion of “Related Party Transactions,” refer to Note 13 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.
On February 1, 2021, Holdings entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement was negotiated and approved by a special committee of Holdings’ board of directors, all of whom are independent of Liberty Media.
Under the Internal Revenue Code, two corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. As of December 31, 2020, Liberty Media beneficially owned, directly and indirectly, approximately 76% of the outstanding shares of our common stock. We expect that Liberty Media could beneficially own, directly and indirectly, over 80% of the outstanding shares of our common stock at some time in 2021, and Holdings and Liberty Media would then become members of the same consolidated tax group. Should that happen, the tax sharing agreement would govern certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis.
The tax sharing agreement contains provisions that Holdings believes are customary for tax sharing agreements between members of a consolidated group. A copy of the tax sharing agreement has been filed as Exhibit 10.44 to this Annual Report on Form 10-K for the year ended December 31, 2020. The tax sharing agreement and our inclusion in Liberty Media’s consolidated tax group is not expected to have any material adverse effect on us.
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
Intangible Assets and Purchase Accounting. We perform purchase price accounting upon an acquisition. We allocate the purchase consideration to the identifiable assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The determination of the acquisition date fair value of the assets acquired and liabilities assumed required us to make significant estimates and assumptions regarding projected revenues and related growth rates, royalty rates, customer attrition rates, discount rates and the remaining useful lives of intangible and other long-term assets. Our intangible assets include goodwill, other indefinite-lived assets (our FCC licenses and trademarks) and definite-lived assets. Our annual impairment assessment of our goodwill and our indefinite-lived assets is performed as of the fourth quarter of each year. We also review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. If an impairment exists, the impairment is measured as the amount by which the carrying amount of an intangible asset exceeds its estimated fair value.
•Goodwill: ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Under the updated guidance per Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment is eliminated. In accordance with updated guidance, we recognize goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill.
Based on our annual impairment test for goodwill as of October 1, 2020, we recognized an impairment charge of $956 to reduce the carrying amount of our Pandora reporting unit to its fair value. The impairment was primarily due to a reduction in the long-term forecast to reflect an increase in expected royalties for streaming, increased uncertainty surrounding the projected demand for advertising and a decrease of listening hours. Fair value was determined using a combination of an income approach, using a discounted cash flow model ("DCF"), and a market approach. The DCF model included significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates. Additionally, assumptions related to guideline company financial multiples used in the market approach decreased based on current market observations.
•Indefinite-lived Assets: ASC 350-30-35, Intangibles - General Intangibles Other than Goodwill, provides for an option to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a company is not required to perform a quantitative impairment test. If the qualitative assessment does not support that the fair value of the asset exceeds its carrying value, then a quantitative assessment is performed. We recognize impairment as the difference between the carrying amount of an asset and its estimated fair value.
Based on our annual impairment test for indefinite-lived assets as of October 1, 2020, we recognized an impairment charge of $20 to reduce the carrying amount of our Pandora trademark to its fair value. Fair value was determined using a discounted cash flow model. The DCF model included significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates.
•Definite-lived Assets: We carry our definite-lived assets at cost less accumulated amortization. We assess definite-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If an event or circumstance is identified indicating the carrying value may not be recoverable, the sum of future undiscounted cash flows is compared to the carrying value. If carrying value exceeds the future undiscounted cash flows, the carrying value of the asset is reduced to its fair value. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows, adjusted as necessary for market factors.
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
We currently operate three in-orbit XM satellites, XM-3, XM-4 and XM-5. Our XM-3 satellite launched in 2005 reached the end of its depreciable life in 2020. We estimate that our XM-4 satellite launched in 2006 will reach the end of its depreciable life in 2021. We have entered into agreements for the design construction and launch of two satellites, SXM-7 and SXM-8. SXM-7 was launched into a geostationary orbit in December 2020. In-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which have caused failures of certain SXM-7 payload units. An evaluation of SXM-7 is underway. The full extent of the damage to SXM-7 is not yet known. SXM-8 is expected to be launched into a geostationary orbit in 2021. Our XM-5 satellite was launched in 2010, is used as an in-orbit spare for the Sirius and XM systems and is expected to reach the end of its depreciable life in 2025.
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
As of December 31, 2020, we had a valuation allowance of $54 relating to deferred tax assets that are not more likely than not to be realized due to the timing of certain state net operating loss limitations and acquired net operating losses that were not likely to be utilized.
ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. If the tax position is not more likely than not to be sustained, the gross amount of the unrecognized tax position will not be recorded in the financial statements but will be shown in tabular format within the uncertain income tax positions. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs due to the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. A number of years may elapse before an uncertain tax position is effectively settled or until there is a lapse in the applicable statute of limitations. We record interest and penalties related to uncertain tax positions in Income tax expense in our consolidated statements of comprehensive income. As of December 31, 2020, the gross liability for income taxes associated with uncertain tax positions was $433.
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
Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other expense (income) as well as certain other charges discussed below. Adjusted EBITDA is a Non-GAAP financial measure that excludes or adjusts for (if applicable): (i) certain adjustments as a result of the purchase price accounting for the XM Merger and the Pandora Acquisition, (ii) predecessor net income adjusted for certain expenses, including depreciation and amortization, other income (loss), and share-based payment expense for January 2019, (iii) share-based payment expense, (iv) impairment charges and (v) other significant operating expense (income) that do not relate to the on-going performance of our business. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. As a result of large capital investments in our satellite radio system, our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of the legal settlements and reserves, acquisition related costs, and loss on extinguishment of debt, to the extent they occur during the period, is useful as they are significant expenses not incurred as part of our normal operations for the period.

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated statements of comprehensive income of certain expenses, including share-based payment expense and certain purchase price accounting for the XM Merger and the Pandora Acquisition. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure.  Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net income as disclosed in our consolidated statements of comprehensive income. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income to the adjusted EBITDA is calculated as follows:

	For the Years Ended December 31,
	2020	2019	2018
Net income:	$131	$914	$1,176
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	(16)	25	69
Acquisition and restructuring costs (1)	28	84	3
Share-based payment expense (3)	223	229	133
Depreciation and amortization	506	468	301
Impairment charges	976	—	—
Interest expense	394	390	350
Loss on extinguishment of debt	40	57	—
Other (income) expense	(6)	3	(44)
Income tax expense	299	283	245
Purchase price accounting adjustments:
Revenues	6	13	7
Operating expenses	(6)	(14)	—
Pro forma adjustments (2)	—	(25)	(109)
Adjusted EBITDA	$2,575	$2,427	$2,131
(1) Acquisition and restructuring costs include $21 of share-based compensation expense for the year ended December 31, 2019.
(2) Pro forma adjustment for year ended December 31, 2019 includes Pandora's Net income for the year ended December 31, 2019 of $(44) plus Depreciation and amortization of $6, Share-based payment expense of $11, Acquisition and other related costs of $1, and Interest expense of $2, offset by Other income of $1. Pro forma adjustment for year ended December 31, 2018 includes Pandora's Net income for the year ended December 31, 2018 of $(328) plus Depreciation and amortization of $61, Share-based payment expense of $111, Loss on extinguishment of debt of $17, Interest expense of $27, transaction related costs recorded by Pandora related to its acquisition by Sirius XM of $12, and contract termination fees of $6, offset by Other income of $7 and Income tax benefit of $8.
(3)Allocation of share-based payment expense:

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Programming and content	$32	$30	28
Customer service and billing	6	4	4
Transmission	6	10	5
Sales and marketing	68	78	25
Engineering, design and development	43	49	17
General and administrative	68	58	54
Total share-based payment expense	$223	$229	133

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

	For the Years Ended December 31,
	2020	2019	2018
Cash Flow information
Net cash provided by operating activities	$2,018	$2,017	$1,880
Net cash used in investing activities	$(741)	$(3)	$(379)
Net cash used in financing activities	$(1,314)	$(1,959)	$(1,515)
Free Cash Flow
Net cash provided by operating activities	$2,018	$2,017	$1,880
Additions to property and equipment	(350)	(363)	(355)
Purchases of other investments	(8)	(7)	(8)
Free cash flow	$1,660	$1,647	$1,517
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Years Ended December 31,
	2020	2019	2018
Subscriber acquisition costs, excluding connected vehicle services	$362	$427	$470
Less: margin from sales of radios and accessories, excluding connected vehicle services	(154)	(144)	(122)
	$208	$283	$348
Installations	11,091	12,355	13,563
SAC, per installation (a)	$18.65	$22.91	$25.66
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As of December 31, 2020, we did not hold or issue any derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
As of December 31, 2020, we also held the following investment:

In connection with the recapitalization of Sirius XM Canada on May 25, 2017, we loaned Sirius XM Canada $130.8 million. The loan is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. The loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of December 31, 2020 was $122.7 million and approximated its fair value. The loan is denominated in Canadian dollars and it is subject to changes in foreign currency. Had the Canadian to U.S. dollar exchange rate been 10% lower as of December 31, 2020, the value of this loan would have been approximately $12.3 million lower.

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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation was performed under the supervision and with the participation of our management, including Jennifer C. Witz, our Chief Executive Officer, and Sean S. Sullivan, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.
We acquired Pandora in February 2019. Except for the changes in internal controls at Pandora, there has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2020.
KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-4 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION
On February 1, 2021, Holdings entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement was negotiated and approved by a special committee of Holdings’ board of directors, all of whom are independent of Liberty Media.
Under the Internal Revenue Code, two corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. As of December 31, 2020, Liberty Media beneficially owned, directly and indirectly, approximately 76% of the outstanding shares of our common stock. We expect that Liberty Media could beneficially own, directly and indirectly, over 80% of the outstanding shares of our common stock at some time in 2021, and Holdings and Liberty Media would then become members of the same consolidated tax group. Should that happen, the tax sharing agreement would govern certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis.
The tax sharing agreement contains provisions that Holdings believes are customary for tax sharing agreements between members of a consolidated group. A copy of the tax sharing agreement has been filed as Exhibit 10.44 to this Annual Report on Form 10-K for the year ended December 31, 2020. The tax sharing agreement and our inclusion in Liberty Media’s consolidated tax group is not expected to have any material adverse effect on us.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is contained in the discussion entitled “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.
The additional information required by this Item 10 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2021 annual meeting of stockholders set forth under the captions Stock Ownership, Governance of the Company, Item 1. Election of Directors and Item 2. Ratification of Independent Registered Public Accountants, which we expect to file with the Securities and Exchange Commission prior to April 30, 2021.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2021 annual meeting of stockholders set forth under the captions Item 1. Election of Directors and Executive Compensation, which we expect to file with the Securities and Exchange Commission prior to April 30, 2021.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this Item 12 is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5, of this Annual Report on Form 10-K.
The additional information required by this Item 12 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2021 annual meeting of stockholders set forth under the caption Stock Ownership, which we expect to file with the Securities and Exchange Commission prior to April 30, 2021.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2021 annual meeting of stockholders set forth under the captions Governance of the Company and Item 1. Election of Directors, which we expect to file with the Securities and Exchange Commission prior to April 30, 2021.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2021 annual meeting of stockholders set forth under the caption Item 2. Ratification of Independent Registered Public Accountants - Principal Accountant Fees and Services, which we expect to file with the Securities and Exchange Commission prior to April 30, 2021.

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

4.3
Indenture, dated as of July 5, 2017, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 3.875% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on July 5, 2017 (File No. 001-34295)).

4.4
Indenture, dated as of July 5, 2017, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on July 5, 2017 (File No. 001-34295)).

4.5
Indenture, dated as of July 2, 2019, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 4.625% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on July 2, 2019 (File No. 001-34295)).

4.6
Indenture, dated as of June 7, 2019, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on June 7, 2019 (File No. 001-34295)).

4.7
First Supplemental Indenture, dated as of January 31, 2019, relating to the 1.75% Convertible Senior Notes due 2023, between Pandora Media, Inc. and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on January 31, 2019 (File No. 001-34295)).

4.8
Third Supplemental Indenture, dated as of February 1, 2019, relating to the 1.75% Convertible Senior Notes due 2023, among Pandora Media, LLC (f/k/a Pandora Media, Inc.), Sirius XM Holdings Inc. and Citibank, N.A. as trustee ((incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on February 1, 2019 (File No. 001-34295)).

4.9
Indenture, dated as of June 11, 2020, relating to the 4.125% Senior Notes due 2030, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 4.125% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K dated June 11, 2020 (File No. 001-34295)).

4.10
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

4.12	Description of Registrant's Securities (incorporated by reference to Exhibit 4.15 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-34295)).

Exhibit	Description

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

Exhibit	Description

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

*10.33
Employment Agreement, dated as of September 14, 2020 between Sirius XM Radio Inc. and Jennifer Witz (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on September 15, 2020 (File No. 001-34295)).

*10.34
Letter Agreement, dated September 14, 2020, regarding private use of aircraft between Sirius XM Radio Inc. and Jennifer C. Witz (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed September 15, 2020 (File No. 001-34295)).

*10.35
Employment Agreement, dated as of September 14, 2020, between Sirius XM Radio Inc. and Sean S. Sullivan (incorporated by reference to Exhibit 10.3 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed September 15, 2020 (File No. 001-34295)).

Exhibit	Description

*10.36
Employment Agreement, dated as of December 27, 2020 between Sirius XM Radio Inc. and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on December 8, 2020 (File No. 001-34295)).

*10.37	Agreement and Release, dated as of September 21, 2020 between Sirius XM Radio Inc. and David J. Frear (filed herewith).

*10.38	Consulting Agreement, dated as of January 1, 2021 between Sirius XM Radio Inc. and James E Meyer (filed herewith).

*10.39
Letter Agreement, dated March 5, 2019, between Sirius XM Radio Inc. and Stephen R. Cook (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on March 6, 2019 (File No. 001-34295)).

*10.40
Letter Agreement, dated March 5, 2019, between Sirius XM Radio Inc. and Joseph A. Verbrugge (incorporated by reference to Exhibit 10.3 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on March 6, 2019 (File No. 001-34295)).

*10.41
Assignment and Assumption Agreement, dated as of November 15, 2013, among Sirius XM Holdings Inc. and Sirius XM Radio Inc. (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 15, 2013 (File No. 001-34295)).

*10.42
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

*10.43	Sirius XM Holdings Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-34295)).

10.44	Tax Sharing Agreement, dated as of February 1, 2021 between Sirius XM Holdings Inc. and Liberty Media Corporation (filed herewith).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certificate of Jennifer C. Witz, Chief Executive Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of Sean S. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Jennifer C. Witz, Chief Executive Officer and Director, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2
Certificate of Sean S. Sullivan, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101.1
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (ii) Consolidated Balance Sheets as of December 31, 2020 and 2019; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (v) Combined Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of February 2021.

SIRIUS XM HOLDINGS INC.

By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY B. MAFFEI	Chairman of the Board of Directors and Director	February 2, 2021
(Gregory B. Maffei)
/s/ JAMES E. MEYER	Vice Chairman of the Board of Directors and Director	February 2, 2021
(James E. Meyer)
/s/ JENNIFER C. WITZ	Chief Executive Officer and Director (Principal Executive Officer)	February 2, 2021
(Jennifer C. Witz)
/s/ SEAN S. SULLIVAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 2, 2021
(Sean S. Sullivan)
/s/ THOMAS D. BARRY	Senior Vice President and Controller (Principal Accounting Officer)	February 2, 2021
(Thomas D. Barry)
/s/ JOAN L. AMBLE	Director	February 2, 2021
(Joan L. Amble)
/s/ MARK D. CARLETON	Director	February 2, 2021
(Mark D. Carleton)
/s/ EDDY W. HARTENSTEIN	Director	February 2, 2021
(Eddy W. Hartenstein)
/s/ JAMES P. HOLDEN	Director	February 2, 2021
(James P. Holden)
/s/ EVAN D. MALONE	Director	February 2, 2021
(Evan D. Malone)
/s/ JAMES F. MOONEY	Director	February 2, 2021
(James F. Mooney)
/s/ JONELLE PROCOPE	Director	February 2, 2021
(Jonelle Procope)
/s/ MICHAEL RAPINO	Director	February 2, 2021
(Michael Rapino)
/s/ KRISTINA M. SALEN	Director	February 2, 2021
(Kristina M. Salen)
/s/ CARL E. VOGEL	Director	February 2, 2021
(Carl E. Vogel)
/s/ DAVID M. ZASLAV	Director	February 2, 2021
(David M. Zaslav)

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sirius XM Holdings Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sirius XM Holdings Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 2, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Update (ASU) 2016-02 and all related amendments, which established Accounting Standard Codification (ASC) Topic 842, Leases.
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
Sufficiency of audit evidence over certain subscriber and advertising revenues
As discussed in Notes 2 and 19 to the consolidated financial statements, and disclosed in the consolidated statements of comprehensive income, the Company generated $8.0 billion of revenues, of which $5.9 billion was Sirius XM subscriber revenue and $1.2 billion was Pandora (Pandora Media, LLC and subsidiaries, the successor to Pandora Media, Inc. and subsidiaries) advertising revenue, for the year ended December 31, 2020. The Company’s accounting for these subscriber and advertising revenues involve multiple information technology (IT) systems.
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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s subscriber and advertising revenue recognition processes. We involved IT professionals with specialized skills and knowledge, who assisted in testing relevant IT applications and controls used by the Company in its revenue recognition processes and testing the interface of relevant revenue data between different IT systems used in the revenue recognition processes.
We applied auditor judgment to determine the nature and extent of procedures to be performed over subscriber and advertising revenues. For each revenue stream within Sirius XM subscriber revenues where procedures were performed, we developed an estimate of subscriber revenues. These estimates were based on a combination of internal data and publicly available external data and the estimates were compared to the Company’s recorded amounts. In addition, we evaluated the relevance and reliability of the internal and external data used to develop those estimates. On a sample basis, we tested Pandora advertising revenues by tracing the recorded amounts to underlying source documents and system reports. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed.
Fair value of the Pandora tradename and goodwill in the Pandora reporting unit
As discussed in Note 9 to the consolidated financial statements, the Company’s goodwill balance associated with the Pandora reporting unit was $832 million as of December 31, 2020. Additionally, as discussed in Note 10 to the consolidated financial statements, the Pandora tradename balance was $311 million as of December 31, 2020. The Company performs goodwill and indefinite-lived assets impairment testing as of the fourth quarter of each fiscal year, and whenever events and changes in circumstances indicate that the carrying value of a tradename more likely than not exceeds its fair value or the carrying value of a reporting unit more likely than not exceeds its fair value. The Company identified events that indicated that it was more likely than not that the carrying value of the Pandora reporting unit and the Pandora tradename exceeded their fair values. The Company estimated the fair value of the Pandora reporting unit using a combination of a discounted cash flow model and a market approach, and the Pandora tradename using a discounted cash flow model. As a result, the Company recognized an impairment charge of $956 million for the Pandora reporting unit goodwill and an impairment charge of $20 million for the Pandora tradename.
We identified the evaluation of the Company’s fair value assessment of the Pandora tradename and goodwill in the Pandora reporting unit as a critical audit matter. There was a high degree of subjective auditor judgment in applying and evaluating the results of our audit procedures over the discounted cash flow model used to calculate the fair value of the goodwill in the Pandora reporting unit and the Pandora tradename. Specifically, the revenue growth rates, long-term growth rate, and the discount rates (the key assumptions), which were used by the Company to estimate the fair value of the reporting unit involved a higher degree of subjectivity. In addition, these key assumptions used in the fair value assessment were challenging to test due to the sensitivity of the fair value to changes in these assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's goodwill and tradename impairment process. This included controls over the selection of the revenue growth rates, long-term growth rate, and the discount rates used to estimate the fair value of the Pandora reporting unit and the Pandora tradename. We performed sensitivity analyses to assess the impact of possible changes to the revenue growth rates, long-term growth rate, and discount rate assumptions on the fair value of the Pandora reporting unit and the Pandora tradename. We compared the Company’s forecasted revenue growth rate assumptions to the Pandora reporting unit’s historical revenue growth rates, to projected revenue growth rates for comparable companies, and to other publicly available data, including third party market studies. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We evaluated the relevance and reliability of the internal and external data used to develop those assumptions. We involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the Company's discount rates by comparing them to discount rate ranges that were developed using publicly available market data for comparable entities;
•developing an estimated range of fair value of the Pandora reporting unit using the reporting unit's cash flow projections, estimated discount rate range, and comparing the result to the Company’s fair value estimate; and
•developing an estimated range of fair value of the Pandora trademark using the Company’s cash flow projections and an estimated discount rate range and comparing the result to the Company’s fair value estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
New York, New York
February 2, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sirius XM Holdings Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Sirius XM Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 2, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
New York, New York
February 2, 2021

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions, except per share data)	2020	2019	2018
Revenue:
Subscriber revenue	$6,372	$6,120	$5,264
Advertising revenue	1,340	1,336	188
Equipment revenue	173	173	155
Other revenue	155	165	164
Total revenue	8,040	7,794	5,771
Operating expenses:
Cost of services:
Revenue share and royalties	2,421	2,291	1,394
Programming and content	481	462	406
Customer service and billing	481	475	382
Transmission	177	170	96
Cost of equipment	19	29	31
Subscriber acquisition costs	362	427	470
Sales and marketing	957	937	484
Engineering, design and development	263	280	123
General and administrative	511	524	354
Depreciation and amortization	506	468	301
Acquisition and restructuring costs	28	84	3
Impairment charges	976	—	—
Total operating expenses	7,182	6,147	4,044
Income from operations	858	1,647	1,727
Other (expense) income:
Interest expense	(394)	(390)	(350)
Loss on extinguishment of debt	(40)	(57)	—
Other income (expense)	6	(3)	44
Total other (expense) income	(428)	(450)	(306)
Income before income taxes	430	1,197	1,421
Income tax expense	(299)	(283)	(245)
Net income	$131	$914	$1,176
Foreign currency translation adjustment, net of tax	7	14	(29)
Total comprehensive income	$138	$928	$1,147
Net income per common share:
Basic	$0.03	$0.20	$0.26
Diluted	$0.03	$0.20	$0.26
Weighted average common shares outstanding:
Basic	4,330	4,501	4,462
Diluted	4,429	4,616	4,561

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except per share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$71	$106
Receivables, net	672	670
Inventory, net	10	11
Related party current assets	20	22
Prepaid expenses and other current assets	194	194
Total current assets	967	1,003
Property and equipment, net	1,629	1,626
Intangible assets, net	3,340	3,467
Goodwill	3,122	3,843
Related party long-term assets	531	452
Deferred tax assets	111	153
Operating lease right-of-use assets	427	466
Other long-term assets	206	139
Total assets	$10,333	$11,149
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,223	$1,151
Accrued interest	174	160
Current portion of deferred revenue	1,721	1,930
Current maturities of debt	1	2
Operating lease current liabilities	48	46
Related party current liabilities	—	4
Total current liabilities	3,167	3,293
Long-term deferred revenue	118	130
Long-term debt	8,499	7,842
Deferred tax liabilities	266	70
Operating lease liabilities	419	456
Other long-term liabilities	149	94
Total liabilities	12,618	11,885
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 4,176 and 4,412 shares issued; 4,173 and 4,412 shares outstanding at December 31, 2020 and December 31, 2019, respectively	4	4
Accumulated other comprehensive income, net of tax	15	8
Additional paid-in capital	—	395
Treasury stock, at cost; 3 and 0 shares of common stock at December 31, 2020 and December 31, 2019, respectively	(19)	—
Accumulated deficit	(2,285)	(1,143)
Total stockholders’ equity (deficit)	(2,285)	(736)
Total liabilities and stockholders’ equity (deficit)	$10,333	$11,149
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at January 1, 2018	4,531	$4	$19	$1,715	3	$(17)	$(3,243)	$(1,522)
Cumulative effect of change in accounting principles	—	—	4	30	—	—	10	44
Comprehensive income, net of tax	—	—	(29)	—	—	—	1,176	1,147
Share-based payment expense	—	—	—	133	—	—	—	133
Exercise of stock options and vesting of restricted stock units	27	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(121)	—	—	—	(121)
Cash dividends paid on common stock, $0.04510 per share	—	—	—	(201)	—	—	—	(201)
Common stock repurchased	—	—	—	—	209	(1,297)	—	(1,297)
Common stock retired	(212)	—	—	(1,314)	(212)	1,314	—	—
Balance at December 31, 2018	4,346	$4	$(6)	$242	—	$—	$(2,057)	$(1,817)
Comprehensive income, net of tax	—	—	14	—	—	—	914	928
Share-based payment expense	—	—	—	263	—	—	—	263
Exercise of stock options and vesting of restricted stock units	38	—	—	8	—	—	—	8
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(150)	—	—	—	(150)
Cash dividends paid on common stock, $0.04961 per share	—	—	—	(226)	—	—	—	(226)
Issuance of common stock as part of Pandora Acquisition	392	1	—	2,354	—	—	—	2,355
Equity component of convertible note	—	—	—	62	—	—	—	62
Common stock repurchased	—	—	—	—	364	(2,159)	—	(2,159)
Common stock retired	(364)	(1)	—	(2,158)	(364)	2,159	—	—
Balance at December 31, 2019	4,412	$4	$8	$395	—	$—	$(1,143)	$(736)
Comprehensive income, net of tax	—	—	7	—	—	—	131	138
Share-based payment expense	—	—	—	239	—	—	—	239
Exercise of stock options and vesting of restricted stock units	28	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(115)	—	—	—	(115)
Cash dividends paid on common stock, $0.05457 per share	—	—	—	(170)	—	—	(67)	(237)
Common stock repurchased	—	—	—	—	267	(1,574)	—	(1,574)
Common stock retired	(264)	—	—	(349)	(264)	1,555	(1,206)	—
Balance at December 31, 2020	4,176	$4	$15	$—	3	$(19)	$(2,285)	$(2,285)
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Cash flows from operating activities:
Net income	$131	$914	$1,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	506	468	301
Impairment charges	976	—	—
Non-cash interest expense, net of amortization of premium	20	17	9
Provision for doubtful accounts	60	53	51
Amortization of deferred income related to equity method investment	(3)	(3)	(3)
Loss on extinguishment of debt	40	57	—
Loss on unconsolidated entity investments, net	16	21	10
Gain on fair value instrument	—	—	(43)
Dividend received from unconsolidated entity investment	2	2	2
Loss on restructuring	24	—	—
(Gain) loss on other investments	(3)	(3)	1
Share-based payment expense	223	250	133
Deferred income taxes	238	259	257
Amortization of right-of-use assets	56	56	—
Changes in operating assets and liabilities:
Receivables	(36)	(137)	(42)
Inventory	(2)	11	(2)
Related party, net	—	(10)	1
Prepaid expenses and other current assets	14	10	(20)
Other long-term assets	(61)	7	9
Accounts payable and accrued expenses	42	109	(20)
Accrued interest	13	32	(9)
Deferred revenue	(223)	(58)	70
Operating lease liabilities	(53)	(47)	—
Other long-term liabilities	38	9	(1)
Net cash provided by operating activities	2,018	2,017	1,880
Cash flows from investing activities:
Additions to property and equipment	(350)	(363)	(355)
Purchases of other investments	(8)	(7)	(8)
Acquisition of business, net of cash acquired	(300)	313	(2)
Sale of short-term investments	—	73	—
Investments in related parties and other equity investees	(94)	(19)	(17)
Repayment from related party	11	—	3
Net cash used in investing activities	(741)	(3)	(379)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	8	—
Taxes paid from net share settlements for stock-based compensation	(114)	(150)	(120)
Revolving credit facility, net of deferred financing costs	649	(439)	136
Proceeds from long-term borrowings, net of costs	1,481	2,715	—
Proceeds from sale of capped call security	—	3	—
Principal payments of long-term borrowings	(1,507)	(1,666)	(16)
Payment of premiums on redemption of debt	(31)	(45)	—
Common stock repurchased and retired	(1,555)	(2,159)	(1,314)
Dividends paid	(237)	(226)	(201)
Net cash used in financing activities	(1,314)	(1,959)	(1,515)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37)	55	(14)
Cash, cash equivalents and restricted cash at beginning of period (1)	120	65	79
Cash, cash equivalents and restricted cash at end of period (1)	$83	$120	$65
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(in millions)	2020	2019	2018
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$358	$337	$345
Income taxes paid	$38	$10	$6
Non-cash investing and financing activities:
Treasury stock not yet settled	$(19)	$—	$17
Fair value of shares issued related to acquisition of a business	$—	$2,355	$—
Accumulated other comprehensive income (loss), net of tax	$7	$14	$(29)

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$71	$106	$54	$69
Restricted cash included in Other long-term assets	12	14	11	10
Total cash, cash equivalents and restricted cash at end of period	$83	$120	$65	$79
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

Sirius XM
Our Sirius XM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM's premier content bundles include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through our two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and our website. Our Sirius XM service is also available through our user interface, which we call “360L,” that combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our satellite radios and accessories, and other ancillary services.  As of December 31, 2020, our Sirius XM business had approximately 34.7 million subscribers.
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
In May 2020, we terminated the Automatic Labs Inc. (“Automatic”) service, which was part of our connected services business. Automatic operated a service for consumers and auto dealers and offered an install-it-yourself adapter and mobile application, which transformed vehicles into connected vehicles. During the year ended December 31, 2020, we recorded $24 of restructuring expenses in our consolidated statements of comprehensive income related to this termination of the service. We did not record any restructuring expenses during the years ended December 31, 2019 and 2018. Refer to Note 5 for more information.
Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of December 31, 2020, Pandora had approximately 6.3 million subscribers.
The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service. We also derive subscription revenue from our Pandora Plus and Pandora Premium subscribers.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Our Pandora business also sells advertising on audio platforms and in podcasts unaffiliated with us. Pandora has an arrangement with SoundCloud Holdings, LLC ("SoundCloud") to be its exclusive US ad sales representative. Through this arrangement Pandora is able to offer advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. We also have arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., Pandora provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.
On October 16, 2020, Sirius XM acquired certain assets and liabilities of Stitcher from The E.W. Scripps Company and certain of its subsidiaries for a total consideration of $296, which included $272 in cash and $30 related to contingent consideration, partially offset by working capital adjustments of $6. The acquisition of Stitcher, in conjunction with Simplecast, created a full-service platform for podcast creators, publishers and advertisers. Refer to Note 3 for more information on this acquisition.
On June 16, 2020, Sirius XM acquired Simplecast for $28 in cash. Simplecast is a podcast management and analytics platform. Refer to Note 3 for more information on this acquisition.
On February 10, 2020, Sirius XM invested $75 in SoundCloud. SoundCloud is the world’s largest open audio platform, with a connected community of creators, listeners, and curators. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment. The minority investment complements the existing ad sales relationship between SoundCloud and Pandora. Refer to Note 13 for more information on this investment.
Impact of the coronavirus (“COVID-19”) pandemic
The precise extent to which the COVID-19 pandemic will impact our operational and financial performance will depend on various factors. To date, the pandemic has not increased our costs of or access to capital under our revolving credit facility and in the debt markets, and we do not believe it is reasonably likely to in the future. In addition, we do not believe that the pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including under our revolving credit facility. Due to the nature of our subscription business, the effect of the COVID-19 pandemic will not be fully reflected in certain of our results of operations until future periods.
Liberty Media
As of December 31, 2020, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 76% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
Basis of Presentation
The accompanying consolidated financial statements of Holdings have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. Certain numbers in our prior period consolidated financial statements and footnotes have been reclassified or consolidated to conform to our current period presentation. Music Royalty Fee revenue was reported as Other revenue in our December 31, 2018 Annual Report on Form 10-K. This revenue was reclassified to Subscriber revenue to conform with the current period presentation.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31, 2018
	As Reported	Reclassification	Current Report
Subscriber revenue	$4,594	$670	$5,264
Advertising revenue	188	—	188
Equipment revenue	155	—	155
Other revenue	834	(670)	164
Total revenue	$5,771	$—	$5,771
Public companies are required to disclose certain information about their reportable operating segments.  Operating segments are defined as significant components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment. We have determined that we have two reportable segments as our chief operating decision maker, our Chief Executive Officer, assesses performance and allocates resources based on the financial results of these segments. Refer to Note 19 for information related to our segments.
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2020 and have determined that no events have occurred that would require adjustment to our consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our consolidated financial statements refer to Note 20.
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
Revenue Recognition
Revenue is measured according to Accounting Standards Codification (“ASC”) 606, Revenue - Revenue from Contracts with Customers, and is recognized based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by transferring control over a service or product to a customer. We report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our consolidated statements of comprehensive income. Collected taxes are recorded within Other current liabilities until remitted to the relevant taxing authority. For equipment sales, we are responsible for arranging for shipping and handling. Shipping and handling costs billed to customers are recorded as revenue and are reported as a component of Cost of equipment.
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
We recognize revenue from the sale of advertising as performance obligations are satisfied, which generally occurs as ads are delivered. For our satellite radio service, ads are delivered when they are aired. For our streaming services, ads are delivered primarily based on impressions. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue.  Additionally, we pay certain third parties a percentage of advertising revenue.  Advertising revenue is recorded gross of such revenue share payments as we control the advertising service, including the ability to establish pricing, and we are primarily responsible for providing the service.  Advertising revenue share payments are recorded to Revenue share and royalties during the period in which the advertising is transmitted.
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
Customers pay for the services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our consolidated statement of comprehensive income as the services are provided. Changes in the deferred revenue balance during the year ended December 31, 2020 were not materially impacted by other factors.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
As the majority of our contracts are one year or less, we have utilized the optional exemption under ASC 606-10-50-14 and do not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of December 31, 2020, less than ten percent of our total deferred revenue balance related to contracts that extend beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts are recognized on a straight-line basis as our services are provided.
Revenue Share
We share a portion of our subscription revenues earned from self-pay subscribers with certain automakers.  The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue. Revenue share on self-pay revenue is recognized as an expense and recorded in Revenue share and royalties in our consolidated statements of comprehensive income. We also pay revenue share to certain talent on non-music stations on our satellite radio service and to podcast talent based on advertising revenue for the related channel or podcast. Revenue share on non-music channels and podcasts is recognized in Revenue share and royalties in our consolidated statements of comprehensive income when it is earned. In some cases we prepay minimum guarantees for revenue share to podcast talent which is recorded in Prepaid and other current assets in our consolidated statements of financial position. The minimum guarantee is recognized in Revenue share and royalties primarily on a straight line basis over the contractual term. The prepaid balance is regularly reviewed for recoverability and any amount not deemed to be recoverable is recognized as an expense in the period.
Royalties
In connection with our businesses, we must enter into royalty arrangements with two sets of rights holders: holders of musical compositions copyrights (that is, the music and lyrics) and holders of sound recordings copyrights (that is, the actual recording of a work). Our Sirius XM and Pandora businesses use both statutory and direct music licenses as part of their businesses. We license varying rights - such as performance and mechanical rights - for use in our Sirius XM and Pandora businesses based on the various radio and interactive services they offer. The music rights licensing arrangements for our Sirius XM and Pandora businesses are complex.
Musical Composition Copyrights
We pay performance royalties for our Sirius XM and Pandora businesses to holders and rights administrators of musical compositions copyrights, including performing rights organizations and other copyright owners. These performance royalties are based on agreements with performing rights organizations which represent the holders of these performance rights. Our Sirius XM and Pandora businesses have arrangements with these performance rights organizations. Arrangements with Sirius XM generally include fixed payments during the term of the agreement and arrangements with Pandora for its ad-supported radio service have variable payments based on usage and ownership of a royalty pool. Pandora must also license reproduction rights, which are also referred to as mechanical rights, to offer the interactive features of the Pandora services. For our Pandora subscription services, copyright holders receive payments for these rights at the rates determined in accordance with the statutory license set forth in Section 115 of the United States Copyright Act. These mechanical royalties are calculated as the greater of a percentage of our revenue or a percentage of our payments to record labels.
For our interactive music services offered by our Pandora business, we pay mechanical royalties to copyright holders at the rates determined by the Copyright Royalty Board (the “CRB”) in accordance with the statutory license set forth in Section 115 of the United States Copyright Act.
Sound Recording Copyrights
For our non-interactive satellite radio or streaming services we may license sound recordings under direct licenses with the owners of sound recordings or based on the royalty rate established by the CRB. For our Sirius XM business, the royalty rate for sound recordings has been set by the CRB. The revenue subject to royalty includes subscription revenue from our U.S. satellite digital audio radio subscribers, and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. The rates and terms permit us to reduce the payment due each month for those sound recording directly licensed from copyright owners and exclude from our revenue certain other items, such as royalties

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
paid to us for intellectual property, sales and use taxes, bad debt expense and generally revenue attributable to areas of our business that do not involve the use of copyrighted sound recordings.
For our Pandora business, we have entered into direct license agreements with major and independent music labels and distributors for a significant majority of the sound recordings that stream on the Pandora ad-supported service, Pandora Plus and Pandora Premium. For sound recordings that we stream and for which we have not entered into a direct license agreement with the sound recording rights holders, the sound recordings are streamed pursuant to the statutory royalty rates set by the CRB. Pandora pays royalties to owners of sound recordings on either a per-performance fee based on the number of sound recordings transmitted or a percentage of revenue associated with the applicable service. Certain of these agreements also require Pandora to pay a per subscriber minimum amount.
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
Advertising Costs
Media is expensed when aired and advertising production costs are expensed as incurred.  Advertising production costs include expenses related to marketing and retention activities, including expenses related to direct mail, outbound telemarketing and email communications.  We also incur advertising production costs related to cooperative marketing and promotional events and sponsorships.  During the years ended December 31, 2020, 2019 and 2018, we recorded advertising costs of $443, $392 and $267, respectively.  These costs are reflected in Sales and marketing expense in our consolidated statements of comprehensive income.
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
Subsidies paid to radio manufacturers and automakers are expensed upon installation, shipment, receipt of product or activation and are included in Subscriber acquisition costs because we are responsible for providing the service to the customers.  Commissions paid to retailers and automakers are expensed upon either the sale or activation of radios.  Chipsets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as Subscriber acquisition costs when placed into production by radio manufacturers.  Costs for chipsets are expensed as Subscriber acquisition costs when the automaker confirms receipt.
Research & Development Costs
Research and development costs are expensed as incurred and primarily include the cost of new product development, chipset design, software development and engineering.  During the years ended December 31, 2020, 2019 and 2018, we recorded research and development costs of $220, $231 and $106, respectively.  These costs are reported as a component of Engineering, design and development expense in our consolidated statements of comprehensive income.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated other comprehensive income of $15 was primarily comprised of the cumulative foreign currency translation adjustments related to Sirius XM Canada (refer to Note 13 for additional information). During the year ended December 31, 2020, we recorded a foreign currency translation adjustment gain of $7, which is recorded net of tax expense of $2. During the years ended December 31, 2019 and 2018, we recorded foreign currency translation adjustment gain (loss) of $14 and $(29), respectively, net of tax.
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
Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities of approximately $347 and $369, respectively, as of January 1, 2019. The standard did not impact our consolidated statements of comprehensive income, consolidated statements of cash flows or debt. Additionally, we did not record a cumulative effect adjustment to opening retained earnings.
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

(3)Acquisitions
Stitcher
On October 16, 2020, Sirius XM acquired certain assets and liabilities of Stitcher from The E.W. Scripps Company and certain of its subsidiaries ("Scripps") for $272 in cash, which amount includes net working capital adjustments. The agreement provides that Sirius XM will potentially make up to $60 in additional contingent payments to Scripps based on Stitcher achieving certain financial metrics in 2020 and 2021. The total purchase consideration of $296 includes $30 related to the acquisition date fair value of the contingent consideration, partially offset by working capital adjustments of $6. The fair value of the contingent consideration was determined using a probability-weighted cash flow model and will be remeasured to fair value at each subsequent reporting period. Stitcher is included in our Pandora reporting unit.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The table below summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Acquired Assets:
Receivables, net	$21
Prepaid expenses and other current assets	16
Property and equipment	8
Intangible assets	38
Goodwill	218
Operating lease right-of-use assets	11
Total assets	$312

Assumed Liabilities:
Accounts payable and accrued expenses	$4
Deferred revenue	1
Operating lease current liabilities	2
Operating lease liabilities	9
Total liabilities	$16
Total consideration	$296
The Stitcher acquisition was accounted for using the acquisition method of accounting. We recognized acquisition related costs of $4 that were expensed in Acquisition and restructuring costs in our consolidated statements of comprehensive income during the year ended December 31, 2020. The acquisition of Stitcher was financed through borrowings under our Credit Facility.
Simplecast
On June 16, 2020, Sirius XM acquired Simplecast for $28 in cash. Simplecast is a podcast management and analytics platform. Simplecast complements AdsWizz’s advertising technology platform, allowing the company to offer podcasters a simple solution for management, hosting, analytics and advertising sales, and is included in the Pandora reporting unit. The Simplecast acquisition was accounted for using the acquisition method of accounting. We recognized goodwill of $17, amortizable intangible assets of $12, other assets of less than $1 and deferred tax liabilities of $1. Acquisition related costs of less than $1 were expensed in Acquisition and restructuring costs in our consolidated statements of comprehensive income during the year ended December 31, 2020.
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
(a)In order to present the assets acquired and liabilities assumed, the conversion feature associated with Pandora's convertible notes for $62 has been included within Long-term debt in the table above and included within Additional paid-in-capital within our statement of stockholders' equity (deficit). Refer to Note 14 for additional information.
The Pandora Acquisition was accounted for using the acquisition method of accounting. The excess purchase price over identifiable net tangible and intangible assets of $1,553 was recorded to Goodwill in our consolidated balance sheets as of December 31, 2019. Refer to Note 9 for a further discussion of Pandora goodwill which was impaired in the year ended December 31, 2020. A total of $776 has been allocated to identifiable intangible assets subject to amortization and relates to the assessed fair value of the acquired customer relationships and software and technology and is being amortized over the estimated weighted average useful lives of 8 and 5 years, respectively. A total of $331 has been allocated to identifiable

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
indefinite lived intangible assets and relates to the assessed fair value of the acquired trademarks. The fair value assessed for the majority of the remaining assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. Goodwill has been allocated to the Pandora segment. Additionally, in connection with the Pandora Acquisition, we acquired gross net operating loss (“NOL”) carryforwards of approximately $1,287 for federal income tax purposes that are available to offset future taxable income. The acquired NOL's are limited by Section 382 of the Internal Revenue Code. Those limitations are not expected to impact our ability to fully utilize those NOL's within the carryforward period.
We recognized acquisition related costs of $84 that were expensed in Acquisition and restructuring costs in our consolidated statements of comprehensive income during the year ended December 31, 2019.
Pro Forma Financial Information
Pandora was consolidated into our financial statements starting on the acquisition date, February 1, 2019. The aggregate revenue and net loss of Pandora consolidated into our financial statements was $1,607 and $303, respectively, for the year ended December 31, 2019. The following pro forma financial information presents our results as if the Pandora Acquisition had occurred on January 1, 2018:

	For the Years Ended December 31,
	2020	2019	2018
Total revenue	$8,046	$7,921	$7,348
Net income	$131	$938	$844

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

(4)Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2020 and 2019, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:
i.Level 1 input: unadjusted quoted prices in active markets for identical instrument;
ii.Level 2 input: observable market data for the same or similar instrument but not Level 1, including quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
iii.Level 3 input: unobservable inputs developed using management's assumptions about the inputs used for pricing the asset or liability.
Investments are periodically reviewed for impairment and an impairment is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, we consider, among other factors, the severity and duration of the decline as well as the likelihood of a recovery within a reasonable timeframe.
Our assets and liabilities measured at fair value were as follows:

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$9,011	—	$9,011	—	$8,378	—	$8,378

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
(a)The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm.  Refer to Note 14 for information related to the carrying value of our debt as of December 31, 2020 and 2019.

(5)Restructuring Costs
In May 2020, we terminated the Automatic service, which was part of our connected services business. During the year ended December 31, 2020, we recorded $24 of restructuring expenses primarily related to the write down of property and equipment, definite lived intangible assets and certain other assets in Acquisition and restructuring costs in our consolidated statements of comprehensive income. The termination of the Automatic service does not meet the requirements to be reported as a discontinued operation in our consolidated statements of comprehensive income because the termination of the service does not represent a strategic shift that will have a major effect on our operations and financial results. There were no restructuring costs during the years ended December 31, 2019 and 2018.

(6)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the years ended December 31, 2020, 2019 and 2018.
Common stock equivalents of 62, 66, and 40 for the years ended December 31, 2020, 2019 and 2018, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive. We issued 392 shares of our common stock in connection with the Pandora Acquisition.

	For the Years Ended December 31,
	2020	2019	2018
Numerator:
Net Income available to common stockholders for basic net income per common share	$131	$914	$1,176
Effect of interest on assumed conversions of convertible notes, net of tax	8	7	—
Net Income available to common stockholders for dilutive net income per common share	$139	$921	$1,176
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,330	4,501	4,462
Weighted average impact of assumed convertible notes	30	28	—
Weighted average impact of dilutive equity instruments	69	87	99
Weighted average shares for diluted net income per common share	4,429	4,616	4,561
Net income per common share:
Basic	$0.03	$0.20	$0.26
Diluted	$0.03	$0.20	$0.26

(7)Receivables, net
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Receivables from distributors primarily include billed and unbilled amounts due from automakers for services included in the sale or lease price of vehicles, as well as billed amounts due from wholesale distributors of our satellite radios.  Other receivables primarily include amounts due from manufacturers of our radios, modules and chipsets where we are entitled to subsidies and royalties based on the number of units produced.  We have not established an allowance for doubtful accounts for our receivables from distributors or other receivables as we have historically not experienced any significant collection issues with automakers or other third parties and do not expect issues in the foreseeable future.
Receivables, net, consists of the following:

	December 31, 2020	December 31, 2019
Gross customer accounts receivable	$574	$546
Allowance for doubtful accounts	(15)	(14)
Customer accounts receivable, net	$559	$532
Receivables from distributors	73	113
Other receivables	40	25
Total receivables, net	$672	$670

(8)Inventory, net
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
Inventory, net, consists of the following:

	December 31, 2020	December 31, 2019
Raw materials	$—	$3
Finished goods	13	13
Allowance for obsolescence	(3)	(5)
Total inventory, net	$10	$11

(9)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASC 350 also states that a reporting unit with a zero or negative carrying amount is not required to perform a qualitative assessment. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of December 31, 2020.
We determined the fair value of our reporting units using a combination of an income approach, employing a discounted cash flow model, and a market approach. The discounted cash flow model relies on making assumptions, such as the extent of the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, expected growth in profitability and discount rate, which we believe are appropriate. Additionally, assumptions related to guideline company financial multiples used in the market approach decreased based on current market observations. The results of our goodwill impairment test indicated that the estimated fair value of the Sirius XM reporting unit exceeded its carrying amount. The carrying amount of the Pandora reporting unit exceeded its estimated fair value primarily due to a reduction in the long-term forecast to reflect

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
increased costs related to royalty rates for streaming and increased uncertainty surrounding the projected demand for advertising and decrease of listening hours. As a result, we recorded a goodwill impairment charge of $956 during the year ended December 31, 2020 to write down the carrying amount of the Pandora goodwill in the Impairment charges line item in our consolidated statements of comprehensive income. No impairment losses were recorded for goodwill during the years ended December 31, 2019 and 2018.
As of December 31, 2020, the cumulative balance of goodwill impairments recorded was $5,722, of which $4,766 was recognized during the year ended December 31, 2008 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora reporting unit.
As a result of the Simplecast and Stitcher acquisitions, we recorded additional goodwill of $17 and $218, respectively, during the year ended December 31, 2020 in our Pandora reporting unit. The goodwill of Simplecast is not deductible for tax purposes, however, the goodwill of Stitcher is deductible as it was an asset acquisition. Refer to Note 3 for information on these acquisitions.
Refer to the table below for our goodwill activity for the years ended December 31, 2020 and 2019.

	Sirius XM	Pandora	Total
Balance at December 31, 2018	$2,290	$—	$2,290
Acquisition	—	1,553	1,553
Balance at December 31, 2019	2,290	1,553	3,843
Acquisition	—	235	235
Impairment charge	—	(956)	(956)
Balance at December 31, 2020	$2,290	$832	$3,122

(10)Intangible Assets
Our intangible assets include the following:

		December 31, 2020			December 31, 2019
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	251	—	251
Definite life intangible assets:
OEM relationships	15 years	220	(105)	115	220	(90)	130
Licensing agreements	12 years	45	(45)	—	45	(42)	3
Software and technology	7 years	31	(16)	15	35	(25)	10
Due to Pandora and Stitcher Acquisitions:
Indefinite life intangible assets:
Trademarks	Indefinite	$311	$—	$311	$331	$—	$331
Definite life intangible assets:
Customer relationships	8 years	441	(104)	337	403	(49)	354
Software and technology	5 years	373	(145)	228	373	(69)	304
Total intangible assets		$3,755	$(415)	$3,340	$3,742	$(275)	$3,467

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
We completed a quantitative assessment of our FCC licenses and XM and Pandora trademarks during the fourth quarter of 2020 and qualitative assessments during the fourth quarter of 2019 and 2018. As of the date of our annual assessment for 2020, our impairment assessment of the fair value of our indefinite intangible assets indicated that the carrying value of our Pandora trademark exceeded the fair value of the asset by $20. The excess carrying value has been written off and recognized in the Impairment charges line item in our consolidated statements of comprehensive income. The impairment assessment for our FCC licenses and XM trademark indicate that the fair value of such assets substantially exceeded their carrying value and therefore were not at risk of impairment. As of the date of our annual assessment for 2019 and 2018, our impairment assessment of the fair value of our indefinite intangible assets indicated that the fair value of such assets substantially exceeded their carrying value and therefore were not at risk of impairment.
During the year ended December 31, 2020, we also recognized an impairment loss of less than $1 for intangible assets with indefinite lives related to the termination of the Automatic service.
No impairment loss was recognized for intangible assets with indefinite lives during the years ended December 31, 2019 and 2018.
Definite Life Intangible Assets
Definite-lived intangible assets are amortized over their respective estimated useful lives to their estimated residual values, in a pattern that reflects when the economic benefits will be consumed, and are reviewed for impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement. We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the carrying amount of the asset exceeds its fair value. No impairment loss was recognized for intangible assets with definite lives during the years ended December 31, 2020, 2019 and 2018.
Amortization expense for all definite life intangible assets was $152, $141 and $23 for the years ended December 31, 2020, 2019 and 2018, respectively. There were retirements of definite lived intangible assets of $17, which included a loss of $4, due to the termination of the Automatic service, during the year ended December 31, 2020. As part of the Simplecast acquisition, $12 was allocated to identifiable intangible assets subject to amortization and related to the assessed fair value of software and technology, which was determined by using the multi-period excess earnings method, as of the acquisition date. As part of the Stitcher acquisition, $38 was allocated to identifiable intangible assets subject to amortization and related to the assessed fair value of advertising relationship of $6, trademark of $3 and talent and content contracts of $29.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The expected amortization expense for each of the fiscal years 2021 through 2025 and for periods thereafter is as follows:

Years ending December 31,	Amount
2021	$153
2022	154
2023	141
2024	75
2025	69
Thereafter	103
Total definite life intangible assets, net	$695

(11)Property and Equipment
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
We review long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount exceeds the fair value of the asset. We did not record any impairments during the years ended December 31, 2020, 2019 and 2018.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Property and equipment, net, consists of the following:

	December 31, 2020	December 31, 2019
Satellite system	$1,587	$1,587
Terrestrial repeater network	105	100
Leasehold improvements	111	105
Broadcast studio equipment	100	137
Capitalized software and hardware	1,372	1,086
Satellite telemetry, tracking and control facilities	96	87
Furniture, fixtures, equipment and other	92	89
Land	38	38
Building	63	63
Construction in progress	510	505
Total property and equipment	4,074	3,797
Accumulated depreciation and amortization	(2,445)	(2,171)
Property and equipment, net	$1,629	$1,626
Construction in progress consists of the following:

	December 31, 2020	December 31, 2019
Satellite system	$429	$371
Terrestrial repeater network	8	7
Capitalized software and hardware	52	107
Other	21	20
Construction in progress	$510	$505
Depreciation and amortization expense on property and equipment was $354, $327 and $278 for the years ended December 31, 2020, 2019 and 2018, respectively.  Property and equipment of $94, which included a loss of $13 related to the termination of the Automatic service, was retired during the year ended December 31, 2020. We retired property and equipment of $9 and $35 during the years ended December 31, 2019 and 2018.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $19, $17 and $12 for the years ended December 31, 2020, 2019 and 2018, respectively, which related to the construction of our SXM-7 and SXM-8 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $17 and $13 for the years ended December 31, 2020 and 2019, respectively. We did not capitalize any share-based compensation for the year ended December 31, 2018.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Satellites
As of December 31, 2020, we operate a fleet of five satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of December 31, 2020:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2022
XM-3	2005	2020	2021
XM-4	2006	2021	2022
XM-5	2010	2025	2026
We have entered into agreements for the design construction and launch of two satellites, SXM-7 and SXM-8. On December 13, 2020, SXM-7 was successfully launched. In-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which have caused failures of certain SXM-7 payload units. An evaluation of SXM-7 is underway. The full extent of the damage to SXM-7 is not yet known. As of December 31, 2020, we had $220 capitalized in construction in progress related to SXM-7.

(12)Leases
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
The components of lease expense were as follows:

	For the Years Ended December 31,
	2020	2019
Operating lease cost	$82	$80
Finance lease cost	1	4
Sublease income	(2)	(3)
Total lease cost	$81	$81
Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$79	$70
Financing cash flows from finance leases	$1	$3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7	$83

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$427	$466

Operating lease current liabilities	48	46
Operating lease liabilities	419	456
Total operating lease liabilities	$467	$502

	December 31, 2020	December 31, 2019
Finance Leases
Property and equipment, gross	$8	$15
Accumulated depreciation	(7)	(12)
Property and equipment, net	$1	$3

Current maturities of debt	$1	$1
Long-term debt	—	1
Total finance lease liabilities	$1	$2

	December 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	9 years	9 years
Finance leases	1 year	2 years

	December 31, 2020	December 31, 2019
Weighted Average Discount Rate
Operating leases	5.3%	5.3%
Finance leases	1.7%	1.7%
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2020 (remaining)	$71	$—
2021	74	1
2022	71	—
2023	62	—
2024	62	—
Thereafter	247	—
Total future minimum lease payments	587	1
Less imputed interest	(120)	—
Total	$467	$1

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
(13)Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Sirius XM Canada and SoundCloud.

Liberty Media
As of December 31, 2020, Liberty Media beneficially owned, directly and indirectly, approximately 76% of the outstanding shares of our common stock. Liberty Media has one executive, one senior advisor and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

Sirius XM Canada
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, a privately held corporation. We own 591 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share. Sirius XM also made a loan to Sirius XM Canada in the aggregate amount of $131. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. During the years ended December 31, 2020 and 2019, Sirius XM Canada repaid $11 and less than $1 of the principal amount of the loan, respectively.
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
Our related party long-term assets as of December 31, 2020 and December 31, 2019 included the carrying value of our investment balance in Sirius XM Canada of $332 and $321, respectively, and, as of December 31, 2020 and December 31, 2019, also included $123 and $131, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of $2 during each of the years ended December 31, 2020, 2019 and 2018.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our consolidated statements of comprehensive income of $97, $98 and $97 during the years ended December 31, 2020, 2019 and 2018.

SoundCloud
In February 2020, Sirius XM completed a $75 investment in SoundCloud's Series G Membership Units ("Series G Units"). The Series G Units are convertible at the option of the holders at any time into shares of ordinary membership units of SoundCloud at a ratio of one ordinary membership unit for each Series G Unit. The investment in SoundCloud is accounted for as an equity method investment which is recorded in Related party long-term assets in our consolidated balance sheet. Sirius XM has appointed two individuals to serve on SoundCloud's nine-member board of managers. For the year ended December 31, 2020, Sirius XM's share of SoundCloud's net loss was $1, which was recorded in Other income (expense) in our consolidated statement of comprehensive income.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive US ad sales representative. Through this arrangement Pandora offers advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. We recorded revenue share expense of $55, $40 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively. We also had related party liabilities of $24 as of December 31, 2020 related to this agreement.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
(14)Debt
Our debt as of December 31, 2020 and December 31, 2019 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at December 31, 2020	December 31, 2020	December 31, 2019
Pandora (b) (c) (h)	December 2015	1.75% Convertible Senior Notes	December 1, 2020	semi-annually on June 1 and December 1	$—	$—	$1
Sirius XM (d)	July 2017	3.875% Senior Notes	August 1, 2022	semi-annually on February 1 and August 1	1,000	997	995
Sirius XM (d) (g)	May 2013	4.625% Senior Notes	May 15, 2023	semi-annually on May 15 and November 15	—	—	498
Pandora (b) (e)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	193	170	163
Sirius XM (d)	July 2019	4.625% Senior Notes	July 15, 2024	semi-annually on January 15 and July 15	1,500	1,488	1,485
Sirius XM (d) (g)	March 2015	5.375% Senior Notes	April 15, 2025	semi-annually on April 15 and October 15	—	—	993
Sirius XM (d)	May 2016	5.375% Senior Notes	July 15, 2026	semi-annually on January 15 and July 15	1,000	993	992
Sirius XM (d)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,490	1,488
Sirius XM (d)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,237	1,236
Sirius XM (d)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,484	—
Sirius XM (f)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 29, 2023	variable fee paid quarterly	649	649	—
Sirius XM	Various	Finance leases	Various	n/a	n/a	1	2
Total Debt						8,509	7,853
Less: total current maturities						1	2
Less: total deferred financing costs						9	9
Total long-term debt						$8,499	$7,842
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
(e)We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the Pandora Acquisition. We allocate the principal amount of the 1.75% Convertible Senior Notes due 2023 between the liability and equity components. The value assigned to the debt components of the 1.75% Convertible Senior Notes due 2023 is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the fair value of the debt and this estimated fair value represents the value which has been assigned to the equity component. The equity component is recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
over the carrying amount of the liability component is recorded as a debt discount and is being amortized to interest expense using the effective interest method through the December 1, 2023 maturity date. The 1.75% Convertible Senior Notes due 2023 were not convertible into common stock and not redeemable as of December 31, 2020. As a result, we have classified the debt as Long-term within our consolidated balance sheets.
(f)The $1,750 Credit Facility expires in June 2023. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of December 31, 2020.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our consolidated balance sheets due to the long-term maturity of this debt. Additionally, the amount available for future borrowing under the Credit Facility is reduced by letters of credit issued for the benefit of Pandora, which were $1 as of December 31, 2020.
(g)On July 9, 2020, Sirius XM redeemed $500 in outstanding principal amount of the 4.625% Senior Notes due 2023 for an aggregate purchase price, including premium and interest, of $507. On July 9, 2020, Sirius XM also redeemed $1,000 in outstanding principal amount of the 5.375% Senior Notes due 2025 for an aggregate purchase price, including premium and interest, of $1,039. Sirius XM used the proceeds from the 4.125% Senior Notes due 2030 for both redemptions. During the year ended December 31, 2020, we recognized $40 to Loss on extinguishment of debt, consisting primarily of unamortized discount, deferred financing fees and redemption premium, as a result of these redemptions.
(h)On December 1, 2020, the 1.75% Convertible Senior Notes due 2020 were paid at their stated maturity.

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
At December 31, 2020 and December 31, 2019, we were in compliance with our debt covenants.
Pandora Convertible Notes
Pandora's 1.75% Convertible Senior Notes due 2023 (the “Pandora 2023 Notes”) are unsecured, senior obligations of Pandora. Holdings has guaranteed the payment and performance obligations of Pandora under the Pandora 2023 Notes and the indenture governing the Pandora 2023 Notes.
The Pandora 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of December 31, 2020, the conversion rate applicable to the Pandora 2023 Notes

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
was 151.9533 shares of Holdings' common stock per one thousand principal amount of the Pandora 2023 Notes plus carryforward adjustments not yet effected pursuant to the terms of the indenture governing the Pandora 2023 Notes.

(15)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 4,176 and 4,412 shares of common stock issued and 4,173 and 4,412 shares of common stock outstanding on December 31, 2020 and December 31, 2019, respectively.
As of December 31, 2020, there were 259 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Quarterly Dividends
During the year ended December 31, 2020, we declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 30, 2020	$0.01331	February 12, 2020	$59	February 28, 2020
April 21, 2020	$0.01331	May 8, 2020	$58	May 29, 2020
July 14, 2020	$0.01331	August 7, 2020	$58	August 31, 2020
October 6, 2020	$0.01464	November 6, 2020	$62	November 30, 2020
Stock Repurchase Program
As of December 31, 2020, our board of directors had approved for repurchase an aggregate of $16,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of December 31, 2020, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,314 shares for $14,408, and $1,592 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the years ended:

	December 31, 2020		December 31, 2019		December 31, 2018
Share Repurchase Type	Shares	Amount	Shares	Amount	Shares	Amount
Open Market Repurchases (a)	267	$1,574	364	$2,159	209	$1,297
(a)As of December 31, 2020, $19 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our consolidated balance sheets and consolidated statement of stockholders’ equity (deficit).
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of December 31, 2020 and December 31, 2019.

(16)Benefit Plans
We recognized share-based payment expense of $223, $250 and $133 for the years ended December 31, 2020, 2019 and 2018, respectively. The amount recognized during the year ended December 31, 2019 includes $21 of share-based compensation expense recorded in Acquisition and restructuring costs in our consolidated statements of comprehensive income.
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
Fair value as determined using the Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility, expected dividend yield and risk-free interest rates. For the years ended December 31, 2020, 2019 and 2018, we estimated the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist for non-employees, contractual terms are used. Dividend yield is based on the current expected annual dividend per share and our stock price. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of December 31, 2020, 160 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Years Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.0%	2.4%	2.7%
Expected life of options — years	3.91	3.41	4.38
Expected stock price volatility	28%	26%	23%
Expected dividend yield	0.8%	0.8%	0.7%

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The following table summarizes stock option activity under our share-based plans for the years ended December 31, 2020, 2019 and 2018:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of January 1, 2018	280	$3.76
Granted	32	$6.59
Exercised	(65)	$3.35
Forfeited, cancelled or expired	(4)	$4.76
Outstanding as of December 31, 2018	243	$4.22
Awards granted in connection with acquisition	7	$3.85
Granted	15	$6.10
Exercised	(53)	$3.65
Forfeited, cancelled or expired	(4)	$5.58
Outstanding as of December 31, 2019	208	$4.46
Granted	11	$6.87
Exercised	(33)	$3.66
Forfeited, cancelled or expired	(2)	$6.28
Outstanding as of December 31, 2020	184	$4.73	4.80	$318
Exercisable as of December 31, 2020	147	$4.31	3.96	$309
The weighted average grant date fair value per stock option granted during the years ended December 31, 2020, 2019 and 2018 was $1.46, $1.26 and $1.45.  The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $94, $146 and $215, respectively.  During the years ended December 31, 2020, 2019 and 2018, the number of net settled shares issued as a result of stock option exercises were 8, 15 and 19, respectively.
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
We recognized share-based payment expense associated with stock options of $45, $60 and $67 for the years ended December 31, 2020, 2019 and 2018, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the years ended December 31, 2020, 2019 and 2018:

	Shares	Grant Date Fair Value Per Share
Nonvested at the beginning of January 1, 2018	31	$4.54
Granted	18	$6.40
Vested	(13)	$4.43
Forfeited	(1)	$4.99
Nonvested as of December 31, 2018	35	$5.50
Awards granted in connection with acquisition	48	$5.83
Granted	38	$6.01
Vested	(38)	$5.53
Forfeited	(8)	$5.85
Nonvested as of December 31, 2019	75	$5.95
Granted	37	$6.14
Vested	(32)	$5.89
Forfeited	(5)	$6.00
Nonvested as of December 31, 2020	75	$6.06
The total intrinsic value of restricted stock units, including PRSUs, vesting during the years ended December 31, 2020, 2019 and 2018 was $196, $235 and $85, respectively. During the years ended December 31, 2020, 2019 and 2018, the number of net settled shares issued as a result of restricted stock units vesting totaled 20, 23 and 7, respectively. During the years ended December 31, 2020, 2019 and 2018, we granted 4, 6 and 5, respectively PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
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
In connection with the cash dividends paid during the years ended December 31, 2020, 2019 and 2018, we granted 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the years ended December 31, 2020, 2019 and 2018.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $178, $190 and $66 for the years ended December 31, 2020, 2019 and 2018, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at December 31, 2020 and December 31, 2019 was $385 and $415, respectively.  The total unrecognized compensation costs at December 31, 2020 are expected to be recognized over a weighted-average period of 2.6 years.
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
We recognized expenses of $16, $9 and $9 for the years ended December 31, 2020, 2019 and 2018, respectively, in connection with the Sirius XM and Pandora Plans.
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
Contributions to the DCP, net of withdrawals, for the years ended December 31, 2020, 2019 and 2018 were $8, $7 and $8, respectively. As of December 31, 2020 and 2019, the fair value of the investments held in the trust were $46 and $34, respectively, which is included in Other long-term assets in our consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our consolidated statements of comprehensive income.  For both the years ended December 31, 2020 and 2019, we recorded gains on investments held in the trust of $3.

(17)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
Debt obligations	$1	$1,000	$842	$1,500	$—	$5,250	$8,593
Cash interest payments	389	387	341	329	259	788	2,493
Satellite and transmission	50	3	3	3	2	18	79
Programming and content	382	291	209	156	121	195	1,354
Sales and marketing	69	20	11	3	3	5	111
Satellite incentive payments	8	8	9	9	9	38	81
Operating lease obligations	69	68	61	47	45	137	427
Royalties, minimum guarantees and other	327	205	25	7	—	—	564
Total (1)	$1,295	$1,982	$1,501	$2,054	$439	$6,431	$13,702
(1)The table does not include our reserve for uncertain tax positions, which at December 31, 2020 totaled $30.
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
Operating lease obligations.    We have entered into both cancelable and non-cancelable operating leases for office space, terrestrial repeaters, data centers and equipment. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases have options to renew. Total rent recognized in connection with leases for the years ended December 31, 2020, 2019 and 2018 was $73, $75 and $43, respectively.
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. Certain of our content agreements also contain minimum guarantees and require that we make upfront minimum guaranteed payments. During the year ended December 31, 2020, we prepaid $5 in content costs related to minimum guarantees. As of December 31, 2020, we had future fixed minimum guarantee commitments of $26, of which $14 will be paid in 2021 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
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
We have also entered into various agreements with third parties for general operating purposes. The cost of our common stock acquired in our capital return program but not paid for as of December 31, 2020 was also included in this category.
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

In October 2020, the District Court denied Pandora’s renewed motion to dismiss the case under California’s anti-SLAPP statute, finding the case no longer qualified for anti-SLAPP due to intervening changes in the law, and denied Pandora’s renewed attempt to end the case. Alternatively, the District Court ruled that the preemption defense likely did not apply to Flo & Eddie’s claims, in part because the District Court believed that the Music Modernization Act did not apply retroactively. Pandora promptly appealed the District Court’s decision to the Ninth Circuit, and moved to stay appellate briefing pending the appeal of a related case against Sirius XM. On January 13, 2021, the Ninth Circuit issued an order granting the stay of appellate proceedings pending the resolution of a related case against Sirius XM.

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

In light of the COVID-19 pandemic, the multi-week hearing before the Copyright Royalty Judges originally scheduled to begin in Washington, DC in March 2020, was postponed and conducted virtually via videoconference between August 4 and September 9, 2020. Subsequent to the hearing, the parties submitted post-trial briefing and reply briefing. Closing arguments were held in November 2020. The final rates proposed for the 2021-2025 period by Sirius XM, Pandora, and the other webcaster participants are below the existing statutory rates. Specifically, Sirius XM and Pandora proposed rates of $0.0011 per performance for nonsubscription commercial webcasters and $0.0016 per performance for subscription commercial webcasters. SoundExchange proposed increasing the existing statutory rates to $0.0028 per performance for nonsubscription commercial webcasters and $0.0031 per performance for commercial subscription webcasters. Given the delay in the proceeding, the deadline for the CRB to deliver its initial rate determination has been extended to April 15, 2021.

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
(18)Income Taxes
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
We file a consolidated federal income tax return for all of our wholly owned subsidiaries, including Sirius XM and Pandora. Income tax expense consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018
Current taxes:
Federal	$—	$—	$—
State	(61)	(24)	12
Total current taxes	(61)	(24)	12
Deferred taxes:
Federal	(219)	(229)	(259)
State	(19)	(30)	2
Total deferred taxes	(238)	(259)	(257)
Total income tax expense	$(299)	$(283)	$(245)
The following table presents a reconciliation of the U.S. federal statutory tax rate and our effective tax rate:

	For the Years Ended December 31,
	2020	2019	2018
Federal tax expense, at statutory rate	21.0%	21.0%	21.0%
State income tax expense, net of federal benefit	4.2%	3.9%	3.6%
Change in valuation allowance	0.7%	0.3%	1.0%
Tax credits	(10.2)%	(2.7)%	(6.8)%
Share-based compensation	(3.5)%	(2.4)%	(3.1)%
Impact of nondeductible compensation	2.6%	1.6%	0.7%
Automatic worthless stock deduction	(3.5)%	—%	—%
Goodwill impairment	53.7%	—%	—%
Uncertain tax positions	4.4%	—%	—%
Other, net	0.1%	1.9%	0.8%
Effective tax rate	69.5%	23.6%	17.2%
Our effective tax rate of 69.5% for the year ended December 31, 2020 was primarily impacted by the nondeductible Pandora goodwill impairment charge, partially offset by the recognition of excess tax benefits related to share-based compensation, a benefit related to state and federal research and development and certain other credits and a worthless stock deduction associated with the termination of the Automatic service. Our effective tax rate of 23.6% for the year ended December 31, 2019 was primarily impacted by the recognition of excess tax benefits related to share-based compensation and benefits related to state and federal research and development and certain other credits, partially offset by the impact of nondeductible compensation.  Our effective tax rate of 17.2% for the year ended December 31, 2018 was primarily impacted by the recognition of excess tax benefits related to share-based compensation and a benefit related to state and federal research and development credits.
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
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, shown before jurisdictional netting, are presented below:

	For the Years Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards and tax credits	$745	$1,010
Deferred revenue	62	81
Accrued bonus	29	34
Expensed costs capitalized for tax	11	14
Investments	21	22
Stock based compensation	74	72
Operating lease liability	118	126
Total deferred tax assets	1,060	1,359
Deferred tax liabilities:
Depreciation of property and equipment	(237)	(228)
FCC license	(521)	(519)
Other intangible assets	(292)	(340)
Right of use asset	(106)	(116)
Other	(5)	(3)
Total deferred tax liabilities	(1,161)	(1,206)
Net deferred tax assets before valuation allowance	(101)	153
Valuation allowance	(54)	(70)
Total net deferred tax (liability) asset	$(155)	$83
Net operating loss carryforwards and tax credits decreased as a result of the utilization of net operating losses related to current year taxable income. For the years ended December 31, 2020 and 2019, we recorded $44 and $33 for state and federal tax credits, respectively. As of December 31, 2020, our gross federal net operating loss carryforwards were approximately $1,354. We expect to utilize a majority of our federal income tax credits, which consist of research and development tax credits, refined coal credits and foreign tax credits, by December 31, 2022.
As of December 31, 2020 and 2019, we had a valuation allowance related to deferred tax assets of $54 and $70, respectively, which were not likely to be realized due to the timing of certain federal and state net operating loss limitations. During the year ended December 31, 2020, our allowance decreased primarily due to the expiration of unused federal research and development credit carryforwards.
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
As of December 31, 2020 and 2019, we had unrecognized tax benefits and uncertain tax positions of $433 and $406, respectively.  If recognized, $310 of unrecognized tax benefits would affect our effective tax rate.  Uncertain tax positions are recognized in Other long-term liabilities which, as of December 31, 2020 and 2019, were $30 and $12, respectively, including accrued interest.
We have state income tax audits pending.  We do not expect the ultimate outcome of these audits to have a material adverse effect on our financial position or results of operations.  We also do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2020 will significantly increase or decrease during the year ending December 31, 2021. Various events could cause our current expectations to change. Should our position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in our consolidated statements of comprehensive income as part of the income tax provision.  We recorded interest expense of $6 and $2 for the years ended December 31, 2020 and 2019, respectively, related to unrecognized tax benefits.
Changes in our unrecognized tax benefits and uncertain tax positions from January 1 through December 31 are set forth below:

	2020	2019
Balance, beginning of year	$406	$387
Increases in tax positions for prior years	14	—
Increases in tax positions for current year	20	31
Decreases in tax positions for prior years	(7)	(12)
Balance, end of year	$433	$406

(19)Segments and Geographic Information
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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had less than $1 of intersegment advertising revenue during the years ended December 31, 2020 and 2019.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Segment revenue and gross profit were as follows during the periods presented:

	For the Year Ended December 31, 2020
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$5,857	$515	$6,372
Advertising revenue	157	1,183	1,340
Equipment revenue	173	—	173
Other revenue	155	—	155
Total revenue	6,342	1,698	8,040
Cost of services (a)	(2,430)	(1,105)	(3,535)
Segment gross profit	$3,912	$593	$4,505
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Year Ended December 31, 2020
Segment Gross Profit	$4,505
Subscriber acquisition costs	(362)
Sales and marketing (a)	(889)
Engineering, design and development (a)	(220)
General and administrative (a)	(443)
Depreciation and amortization	(506)
Share-based payment expense	(223)
Acquisition and restructuring costs	(28)
Impairment charges	(976)
Total other (expense) income	(428)
Consolidated income before income taxes	$430
(a)     Share-based payment expense of $44 related to cost of services, $68 related to sales and marketing, $43 related to engineering, design and development and $68 related to general and administrative has been excluded for the year ended December 31, 2020.

	For the Year Ended December 31, 2019
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$5,644	$476	$6,120
Advertising revenue	205	1,131	1,336
Equipment revenue	173	—	173
Other revenue	165	—	165
Total revenue	6,187	1,607	7,794
Cost of services (b)	(2,378)	(1,005)	(3,383)
Segment gross profit	$3,809	$602	$4,411

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)

For the Year Ended December 31, 2019
Segment Gross Profit	$4,411
Subscriber acquisition costs	(427)
Sales and marketing (b)	(859)
Engineering, design and development (b)	(231)
General and administrative (b)	(466)
Depreciation and amortization	(468)
Share-based payment expense	(229)
Acquisition and other related costs	(84)
Total other (expense) income	(450)
Consolidated income before income taxes	$1,197
(b)     Share-based payment expense of $44 related to cost of services, $78 related to sales and marketing, $49 related to engineering, design and development and $58 related to general and administrative has been excluded for the year ended December 31, 2019.

A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.

As of December 31, 2020, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the year ended December 31, 2020.

(20)Subsequent Events
Capital Return Program
For the period from January 1, 2021 to January 29, 2021 we repurchased 33 shares of our common stock on the open market for an aggregate purchase price of $203, including fees and commissions.
On January 28, 2021, our board of directors declared a quarterly dividend on our common stock in the amount of $0.014641 per share of common stock payable on February 26, 2021 to stockholders of record as of the close of business on February 10, 2021.
Tax Sharing Agreement
On February 1, 2021, Holdings entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement was negotiated and approved by a special committee of Holdings’ board of directors, all of whom are independent of Liberty Media.
Under the Internal Revenue Code, two corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. As of December 31, 2020, Liberty Media beneficially owned, directly and indirectly, approximately 76% of the outstanding shares of our common stock. We expect that Liberty Media could beneficially own, directly and indirectly, over 80% of the outstanding shares of our common stock at some time in 2021, and Holdings and Liberty Media would then become members of the same consolidated tax group. Should that happen, the tax sharing agreement would govern certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis.
The tax sharing agreement contains provisions that Holdings believes are customary for tax sharing agreements between members of a consolidated group.
SXM-7 Satellite
We have entered into agreements for the design, construction and launch of two additional satellites, SXM-7 and SXM-8. On December 13, 2020, SXM-7 was successfully launched. In-orbit testing of SXM-7 began on January 4, 2021.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
During in-orbit testing of SXM-7, events occurred which have caused failures of certain SXM-7 payload units. An evaluation of SXM-7 is underway. The full extent of the damage to SXM-7 is not yet known.
We do not expect our satellite radio service to be impacted by these adverse SXM-7 events. Our XM-3 and XM-4 satellites continue to operate and are expected to support our satellite radio service for several years. In addition, our XM-5 satellite remains available as an in-orbit spare. Construction of our SXM-8 satellite is underway and that satellite is expected to be launched into a geostationary orbit in 2021.
We have procured insurance for SXM-7 and SXM-8 to cover the risks associated with each satellite's launch and first year of in-orbit operation. The aggregate coverage under those insurance policies with respect to SXM-7 is $225. We have notified the underwriters of these policies of a potential claim with respect to SXM-7. As of December 31, 2020, we have $220 capitalized in construction in progress related to SXM-7.
(21)Quarterly Financial Data--Unaudited
Our quarterly results of operations are summarized below:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2020
Total revenue	$1,952	$1,874	$2,025	$2,189
Cost of services	$(850)	$(866)	$(895)	$(968)
Income from operations	$468	$415	$478	$(503)
Net income	$293	$243	$272	$(677)
Net income per common share--basic (1)	$0.07	$0.06	$0.06	$(0.16)
Net income per common share--diluted (1)	$0.07	$0.05	$0.06	$(0.16)
2019
Total revenue	$1,744	$1,977	$2,011	$2,062
Cost of services	$(748)	$(882)	$(881)	$(916)
Income from operations	$333	$439	$476	$399
Net income	$162	$263	$246	$243
Net income per common share--basic (1)	$0.04	$0.06	$0.06	$0.05
Net income per common share--diluted (1)	$0.03	$0.06	$0.05	$0.05
(1)Basic and Diluted earnings per share are computed quarterly and the sum of the quarterly calculation may not necessarily agree to the net income per share for the year due to rounding.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
Schedule II - Schedule of Valuation and Qualifying Accounts

(in millions)
Description	Balance January 1,	Charged to Expenses	Write-offs/ Payments/ Other	Balance December 31,
2020
Allowance for doubtful accounts	$14	60	(59)	$15
Deferred tax assets—valuation allowance	$70	3	(19)	$54
2019
Allowance for doubtful accounts	$7	53	(46)	$14
Deferred tax assets—valuation allowance	$66	4	—	$70
2018
Allowance for doubtful accounts	$10	51	(54)	$7
Deferred tax assets—valuation allowance	$53	13	—	$66