Form 10-Q
period 2021-03-31
SIRIUS XM HOLDINGS INC.
filed 2021-04-28
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 26, 2021)
Common stock, $0.001 par value	4,090,766,059	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Revenue:
Subscriber revenue	$1,611	$1,585
Advertising revenue	354	285
Equipment revenue	57	41
Other revenue	36	41
Total revenue	2,058	1,952
Operating expenses:
Cost of services:
Revenue share and royalties	640	570
Programming and content	130	118
Customer service and billing	117	118
Transmission	48	40
Cost of equipment	4	4
Subscriber acquisition costs	86	99
Sales and marketing	217	225
Engineering, design and development	64	71
General and administrative	121	107
Depreciation and amortization	132	132
Impairment, restructuring and acquisition costs	245	—
Total operating expenses	1,804	1,484
Income from operations	254	468
Other (expense) income:
Interest expense	(100)	(99)
Other income	3	4
Total other (expense) income	(97)	(95)
Income before income taxes	157	373
Income tax benefit (expense)	62	(80)
Net income	$219	$293
Foreign currency translation adjustment, net of tax	5	(25)
Total comprehensive income	$224	$268
Net income per common share:
Basic	$0.05	$0.07
Diluted	$0.05	$0.07
Weighted average common shares outstanding:
Basic	4,137	4,405
Diluted	4,222	4,515

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$59	$71
Receivables, net	611	672
Inventory, net	8	10
Related party current assets	11	20
Prepaid expenses and other current assets	216	194
Total current assets	905	967
Property and equipment, net	1,403	1,629
Intangible assets, net	3,302	3,340
Goodwill	3,128	3,122
Related party long-term assets	538	531
Deferred tax assets	111	111
Operating lease right-of-use assets	392	427
Other long-term assets	209	206
Total assets	$9,988	$10,333
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,057	$1,223
Accrued interest	80	174
Current portion of deferred revenue	1,664	1,721
Current maturities of debt	1	1
Operating lease current liabilities	48	48
Total current liabilities	2,850	3,167
Long-term deferred revenue	115	118
Long-term debt	8,878	8,499
Deferred tax liabilities	192	266
Operating lease liabilities	406	419
Other long-term liabilities	150	149
Total liabilities	12,591	12,618
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 4,107 and 4,176 shares issued; 4,105 and 4,173 shares outstanding at March 31, 2021 and December 31, 2020, respectively	4	4
Accumulated other comprehensive income, net of tax	20	15
Additional paid-in capital	—	—
Treasury stock, at cost; 2 and 3 shares of common stock at March 31, 2021 and December 31, 2020, respectively	(13)	(19)
Accumulated deficit	(2,614)	(2,285)
Total stockholders’ equity (deficit)	(2,603)	(2,285)
Total liabilities and stockholders’ equity (deficit)	$9,988	$10,333
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended March 31, 2021
	Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2020	4,176	$4	$15	$—	3	$(19)	$(2,285)	$(2,285)
Comprehensive income, net of tax	—	—	5	—	—	—	219	224
Share-based payment expense	—	—	—	55	—	—	—	55
Exercise of stock options and vesting of restricted stock units	17	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(20)	—	—	—	(20)
Cash dividends paid on common stock, $0.014641 per share	—	—	—	(35)	—	—	(26)	(61)
Common stock repurchased	—	—	—	—	85	(516)	—	(516)
Common stock retired	(86)	—	—	—	(86)	522	(522)	—
Balance at March 31, 2021	4,107	$4	$20	$—	2	$(13)	$(2,614)	$(2,603)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended March 31, 2020
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2019	4,412	$4	$8	$395	—	$—	$(1,143)	$(736)
Comprehensive (loss) income, net of tax	—	—	(25)	—	—	—	293	268
Share-based payment expense	—	—	—	59	—	—	—	59
Exercise of stock options and vesting of restricted stock units	8	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(36)	—	—	—	(36)
Cash dividends paid on common stock, $0.01331 per share	—	—	—	(59)	—	—	—	(59)
Common stock repurchased	—	—	—	—	41	(243)	—	(243)
Common stock retired	(41)	—	—	(243)	(41)	243	—	—
Balance at March 31, 2020	4,379	$4	$(17)	$116	—	$—	$(850)	$(747)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$219	$293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	132
Non cash impairment and restructuring costs	245	—
Non-cash interest expense, net of amortization of premium	5	5
Provision for doubtful accounts	10	19
Amortization of deferred income related to equity method investment	—	(1)
Loss on unconsolidated entity investments, net	1	2
(Gain) loss on other investments	(1)	5
Share-based payment expense	51	55
Deferred income tax (benefit) expense	(76)	72
Amortization of right-of-use assets	15	14
Changes in operating assets and liabilities:
Receivables	45	47
Inventory	2	(1)
Related party, net	10	6
Prepaid expenses and other current assets	(22)	(18)
Other long-term assets	(4)	2
Accounts payable and accrued expenses	(173)	(131)
Accrued interest	(94)	(62)
Deferred revenue	(59)	(11)
Operating lease liabilities	(12)	(11)
Other long-term liabilities	(2)	(1)
Net cash provided by operating activities	292	416
Cash flows from investing activities:
Additions to property and equipment	(78)	(62)
Purchases of other investments	(3)	(6)
Acquisition of business, net of cash acquired	6	—
Investments in related parties and other equity investees	(5)	(80)
Repayment from related party	2	3
Net cash used in investing activities	(78)	(145)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(20)	(35)
Revolving credit facility, net of deferred financing costs	374	—
Principal payments of long-term borrowings	(1)	(2)
Common stock repurchased and retired	(522)	(243)
Dividends paid	(61)	(59)
Net cash used in financing activities	(230)	(339)
Net decrease in cash, cash equivalents and restricted cash	(16)	(68)
Cash, cash equivalents and restricted cash at beginning of period (1)	83	120
Cash, cash equivalents and restricted cash at end of period (1)	$67	$52
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions)	2021	2020
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$189	$155
Income taxes paid	$2	$5
Non-cash investing and financing activities:
Treasury stock not yet settled	$6	$—
Accumulated other comprehensive income (loss), net of tax	$5	$(25)

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$59	$71	$40	$106
Restricted cash included in Other long-term assets	8	12	12	14
Total cash, cash equivalents and restricted cash at end of period	$67	$83	$52	$120
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

(1)Business & Basis of Presentation
This Quarterly Report on Form 10-Q presents information for Sirius XM Holdings Inc. and its subsidiaries (collectively “Holdings”).  The terms “Holdings,” “we,” “us,” “our,” and “our company” as used herein, and unless otherwise stated or indicated by context, refer to Sirius XM Holdings Inc. and its subsidiaries. “Sirius XM” refers to our wholly owned subsidiary Sirius XM Radio Inc. and its subsidiaries. “Pandora” refers to Sirius XM's wholly owned subsidiary Pandora Media, LLC and its subsidiaries. Holdings has no operations independent of Sirius XM and Pandora.
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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our satellite radios and accessories, and other ancillary services.  As of March 31, 2021, our Sirius XM business had approximately 34.5 million subscribers.
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
Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of March 31, 2021, Pandora had approximately 6.5 million subscribers.
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
On October 16, 2020, Sirius XM acquired certain assets and liabilities of Stitcher from The E.W. Scripps Company and certain of its subsidiaries for total consideration of $302, which included $266 in cash and $36 related to the acquisition date fair value of contingent consideration. The agreement provides that Sirius XM will potentially make up to $60 in additional contingent payments to Scripps based on Stitcher achieving certain financial metrics in 2020 and 2021. The acquisition of Stitcher, in conjunction with Simplecast, created a full-service platform for podcast creators, publishers and advertisers. Refer to Note 3 for more information on this acquisition.
Impact of the coronavirus (“COVID-19”) pandemic
The precise extent to which the COVID-19 pandemic will impact our operational and financial performance will depend on various factors. To date, the pandemic has not increased our costs of or access to capital under our revolving credit facility or in the debt capital markets, and we do not believe it is reasonably likely to in the future. In addition, we do not believe that the pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including under our revolving credit facility.
Liberty Media
As of March 31, 2021, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 77% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
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
In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been made.
Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 2, 2021.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 19.
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

(2)Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of March 31, 2021 and December 31, 2020, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value due to the short-term nature of these instruments.
Our liabilities measured at fair value were as follows:

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$9,246	—	$9,246	—	$9,011	—	$9,011
(a)The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 13 for information related to the carrying value of our debt as of March 31, 2021 and December 31, 2020.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income of $20 was primarily comprised of the cumulative foreign currency translation adjustments related to our investment in and loan to Sirius XM Canada (refer to Note 12 for additional information). During the three months ended March 31, 2021, we recorded foreign currency translation adjustment income of $5, net of tax expense of $1. During the three months ended March 31, 2020, we recorded foreign currency translation adjustment loss of $25, net of a tax benefit of $8.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(3)Acquisitions
Stitcher
On October 16, 2020, Sirius XM acquired certain assets and liabilities of Stitcher from The E.W. Scripps Company and certain of its subsidiaries ("Scripps") for $266 in cash, which amount includes net working capital adjustments. The agreement provides that Sirius XM will potentially make up to $60 in additional contingent payments to Scripps based on Stitcher achieving certain financial metrics in 2020 and 2021. The total purchase consideration of $302 includes $36 related to the acquisition date fair value of the contingent consideration. The fair value of the contingent consideration was determined using a probability-weighted cash flow model and will be remeasured to fair value at each subsequent reporting period. Stitcher is included in our Pandora reporting unit.
The table below summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Acquired Assets:
Receivables, net	$21
Prepaid expenses and other current assets	16
Property and equipment	8
Intangible assets	38
Goodwill	224
Operating lease right-of-use assets	11
Total assets	$318

Assumed Liabilities:
Accounts payable and accrued expenses	$4
Deferred revenue	1
Operating lease current liabilities	2
Operating lease liabilities	9
Total liabilities	$16
Total consideration	$302
The Stitcher acquisition was accounted for using the acquisition method of accounting and was financed through borrowings under our Credit Facility.
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

No acquisition related costs were recognized for the three months ended March 31, 2021 and 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(4)Restructuring Costs
During the three months ended March 31, 2021, we evaluated our office space needs and, as a result of such analysis, surrendered certain office leases primarily in New York, New York and Oakland, California. We assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. Based on that assessment, the carrying values of the assets were not recoverable and we recorded impairments of $18 to reduce the carrying value of the assets to their fair values. Additionally, we accrued expenses of $6 which we will not recognize any future economic benefits and wrote off leasehold improvements of $1. The fair values of the assets were determined using a discounted cash flow model based on management's assumptions regarding the ability to sublease the locations and the remaining term of the leases. The total charge of $25 was recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statement of comprehensive income for the three months ended March 31, 2021.

(5)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three months ended March 31, 2021 and 2020.
Common stock equivalents of 97 and 40 for the three months ended March 31, 2021 and 2020, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net Income available to common stockholders for basic net income per common share	$219	$293
Effect of interest on assumed conversions of convertible notes, net of tax	2	2
Net Income available to common stockholders for dilutive net income per common share	$221	$295
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,137	4,405
Weighted average impact of assumed convertible notes	30	29
Weighted average impact of dilutive equity instruments	55	81
Weighted average shares for diluted net income per common share	4,222	4,515
Net income per common share:
Basic	$0.05	$0.07
Diluted	$0.05	$0.07

(6)Receivables, net
Receivables, net, includes customer accounts receivable, receivables from distributors and other receivables. We do not have any customer receivables that individually represent more than ten percent of our receivables.
Customer accounts receivable, net, includes receivables from our subscribers and advertising customers, including advertising agencies and other customers, and is stated at amounts due, net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon our assessment of various factors.  We consider historical experience, the age of the receivable balances, current economic conditions, industry experience and other factors that may affect the counterparty’s ability to pay.  Bad debt expense is included in Customer service and billing expense in our unaudited consolidated statements of comprehensive income.
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
Receivables, net, consists of the following:

	March 31, 2021	December 31, 2020
Gross customer accounts receivable	$507	$574
Allowance for doubtful accounts	(12)	(15)
Customer accounts receivable, net	$495	$559
Receivables from distributors	73	73
Other receivables	43	40
Total receivables, net	$611	$672

(7)Inventory, net
Inventory consists of finished goods and refurbished goods. Inventory is stated at the lower of cost or market.  We record an estimated allowance for inventory that is considered slow moving or obsolete or whose carrying value is in excess of net realizable value.  The provision related to products purchased for resale in our direct to consumer distribution channel and components held for resale by us is reported as a component of Cost of equipment in our unaudited consolidated statements of comprehensive income.  The provision related to inventory consumed in our OEM channel is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of comprehensive income.
Inventory, net, consists of the following:

	March 31, 2021	December 31, 2020
Finished goods	11	13
Allowance for obsolescence	(3)	(3)
Total inventory, net	$8	$10

(8)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASC 350 also states that a reporting unit with a zero or negative carrying amount is not required to perform a qualitative assessment. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of March 31, 2021.
As of March 31, 2021, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three months ended March 31, 2021 and 2020.  As of March 31, 2021, the cumulative balance of goodwill impairments recorded was $5,722, of which $4,766 was recognized during the year ended December 31, 2008 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora reporting unit.
As of March 31, 2021, the carrying amount of goodwill for our Sirius XM and Pandora reporting units was $2,290 and $838, respectively. During the three months ended March 31, 2021, we recorded $6 of goodwill related to purchase accounting adjustments for the acquisition of Stitcher. As of December 31, 2020, the carrying amount of goodwill for our Sirius XM and Pandora reporting units was $2,290 and $832, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(9)Intangible Assets
Our intangible assets include the following:

		March 31, 2021			December 31, 2020
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	250	—	250
Definite life intangible assets:
OEM relationships	15 years	220	(109)	111	220	(105)	115
Licensing agreements	12 years	45	(45)	—	45	(45)	—
Software and technology	7 years	31	(17)	14	31	(16)	15
Due to Pandora and Stitcher Acquisitions:
Indefinite life intangible assets:
Trademarks	Indefinite	$311	$—	$311	$311	$—	$311
Definite life intangible assets:
Customer relationships	8 years	441	(118)	323	441	(104)	337
Software and technology	5 years	373	(164)	209	373	(145)	228
Total intangible assets		$3,755	$(453)	$3,302	$3,755	$(415)	$3,340

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of March 31, 2021, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three months ended March 31, 2021 and 2020.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $38 for each of the three months ended March 31, 2021 and 2020. There were no retirements of definite lived intangible assets during the three months ended March 31, 2021 and 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The expected amortization expense for each of the fiscal years 2021 through 2025 and for periods thereafter is as follows:

Years ending December 31,	Amount
2021 (remaining)	$115
2022	154
2023	141
2024	75
2025	69
Thereafter	103
Total definite life intangible assets, net	$657

(10)Property and Equipment
Property and equipment, net, consists of the following:

	March 31, 2021	December 31, 2020
Satellite system	$1,587	$1,587
Terrestrial repeater network	105	105
Leasehold improvements	108	111
Broadcast studio equipment	105	100
Capitalized software and hardware	1,404	1,372
Satellite telemetry, tracking and control facilities	98	96
Furniture, fixtures, equipment and other	92	92
Land	38	38
Building	63	63
Construction in progress	338	510
Total property and equipment	3,938	4,074
Accumulated depreciation and amortization	(2,535)	(2,445)
Property and equipment, net	$1,403	$1,629
Construction in progress consists of the following:

	March 31, 2021	December 31, 2020
Satellite system	$213	$429
Terrestrial repeater network	10	8
Capitalized software and hardware	90	52
Other	25	21
Construction in progress	$338	$510
Depreciation and amortization expense on property and equipment was $94 for each of the three months ended March 31, 2021 and 2020.  We retired property and equipment of $5 and $29 during the three months ended March 31, 2021 and 2020, respectively.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $3 and $5 for the three months ended March 31, 2021 and 2020, respectively, which related to the construction of our SXM-8 satellite. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $4 for each of the three months ended March 31, 2021 and 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Satellites
As of March 31, 2021, we operated a fleet of five satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of March 31, 2021:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2022
XM-3	2005	2020	2021(a)
XM-4	2006	2021	2022
XM-5	2010	2025	2026
(a)We filed an application with the FCC to extend the license for the XM-3 satellite on February 26, 2021 and expect it to be granted routinely.
On December 13, 2020, our SXM-7 satellite was successfully launched and in-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite will not function as intended, which we considered to be a triggering event prompting the assessment as to whether the asset's carrying value of $220 was recoverable. In determining recoverability of SXM-7, we compared the asset's carrying value to the undiscounted cash flows derived from the satellite. SXM-7 was determined to be a total loss and therefore, we determined that the carrying value of the satellite is not recoverable and an impairment charge of $220 was recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2021.
We have procured insurance for SXM-7 to cover the risks associated with the satellite's launch and first year of in-orbit operation. The aggregate coverage under the insurance policy with respect to SXM-7 is $225. We have notified the underwriters of this policy of a potential claim with respect to SXM-7 and expect to file an insurance claim in the second quarter of 2021. At this time, we are unable to reliably estimate the timing and amount of insurance recoveries and will record the insurance recoveries when they are probable and estimable.
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
The components of lease expense were as follows:

	For the Three Months Ended March 31,
	2021	2020
Operating lease cost	$21	$20
Finance lease cost	—	—
Sublease income	(1)	—
Total lease cost	$20	$20

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

During the three months ended March 31, 2021, we ceased using certain leased locations and recorded an impairment charge of $18 to write down the carrying value of the right-of-use assets for these locations to their estimated fair values. Refer to Note 4 for additional information.

(12)Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Sirius XM Canada and SoundCloud.

Liberty Media
As of March 31, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 77% of the outstanding shares of our common stock. Liberty Media has one executive, one senior advisor and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

Sirius XM Canada
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, a privately held corporation. We own 591 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share. Sirius XM also made a loan to Sirius XM Canada in the aggregate amount of $131. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. During the three months ended March 31, 2021 and 2020, Sirius XM Canada repaid $2 and $3 of the principal amount of the loan, respectively.
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
Our related party long-term assets as of March 31, 2021 and December 31, 2020 included the carrying value of our investment balance in Sirius XM Canada of $340 and $332, respectively, and, as of March 31, 2021 and December 31, 2020, also included $122 and $123, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of less than $1 during each of the three months ended March 31, 2021 and 2020.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income of $25 for each of the three months ended March 31, 2021 and 2020.

SoundCloud
In February 2020, Sirius XM completed a $75 investment in SoundCloud's Series G Membership Units ("Series G Units"). The Series G Units are convertible at the option of the holders at any time into shares of ordinary membership units of SoundCloud at a ratio of one ordinary membership unit for each Series G Unit. The investment in SoundCloud is accounted for as an equity method investment which is recorded in Related party long-term assets in our unaudited consolidated balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's nine-member board of managers. For each of the three months ended March 31, 2021 and 2020, Sirius XM's share of SoundCloud's net loss was less than $1 which was recorded in Other income (expense) in our unaudited consolidated statement of comprehensive income.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive US ad sales representative. Through this arrangement Pandora offers advertisers the ability to execute campaigns in the US across the

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Pandora and SoundCloud listening platforms. We recorded revenue share expense of $13 and $12 for the three months ended March 31, 2021 and 2020, respectively. We also had related party liabilities of $20 as of March 31, 2021 related to this agreement.

(13)Debt
Our debt as of March 31, 2021 and December 31, 2020 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at March 31, 2021	March 31, 2021	December 31, 2020
Sirius XM (b)	July 2017	3.875% Senior Notes	August 1, 2022	semi-annually on February 1 and August 1	1,000	998	997
Pandora (c) (d)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	193	172	170
Sirius XM (b)	July 2019	4.625% Senior Notes	July 15, 2024	semi-annually on January 15 and July 15	1,500	1,489	1,488
Sirius XM (b)	May 2016	5.375% Senior Notes	July 15, 2026	semi-annually on January 15 and July 15	1,000	993	993
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,490	1,490
Sirius XM (b)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,238	1,237
Sirius XM (b)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,484	1,484
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 29, 2023	variable fee paid quarterly	1,023	1,023	649
Sirius XM	Various	Finance leases	Various	n/a	n/a	1	1
Total Debt						8,888	8,509
Less: total current maturities						1	1
Less: total deferred financing costs						9	9
Total long-term debt						$8,878	$8,499
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount.
(b)All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed these notes.
(c)Holdings has unconditionally guaranteed all of the payment obligations of Pandora under these notes.
(d)We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the acquisition of Pandora Media, Inc. in 2019. We allocate the principal amount of the 1.75% Convertible Senior Notes due 2023 between the liability and equity components. The value assigned to the debt components of the 1.75% Convertible Senior Notes due 2023 is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the fair value of the debt and this estimated fair value represents the value which has been assigned to the equity component. The equity component is recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the carrying amount of the liability component is recorded as a debt discount and is being amortized to interest expense using the effective interest method through the December 1, 2023 maturity date. The 1.75% Convertible Senior Notes due 2023 were not convertible into common stock and not redeemable as of March 31, 2021. As a result, we have classified the debt as Long-term within our unaudited consolidated balance sheets.
(e)The $1,750 Credit Facility expires in June 2023. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of March 31, 2021.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt. Additionally, the amount available for

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
future borrowing under the Credit Facility is reduced by letters of credit issued for the benefit of Pandora, which were $1 as of March 31, 2021.
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
The indenture governing the Pandora 2023 Notes (as defined below) contains covenants that limit Pandora’s ability to merge or consolidate and provide for customary events of default, which include nonpayment of principal or interest, breach of covenants, payment defaults or acceleration of other indebtedness and certain events of bankruptcy.
At March 31, 2021 and December 31, 2020, we were in compliance with our debt covenants.
Pandora Convertible Notes
Pandora's 1.75% Convertible Senior Notes due 2023 (the “Pandora 2023 Notes”) are unsecured, senior obligations of Pandora. Holdings has guaranteed the payment and performance obligations of Pandora under the Pandora 2023 Notes and the indenture governing the Pandora 2023 Notes.
The Pandora 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of March 31, 2021, the conversion rate applicable to the Pandora 2023 Notes was 151.9533 shares of Holdings' common stock per one thousand principal amount of the Pandora 2023 Notes plus carryforward adjustments not yet effected pursuant to the terms of the indenture governing the Pandora 2023 Notes.

(14)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 4,107 and 4,176 shares of common stock issued and 4,105 and 4,173 shares of common stock outstanding on March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, there were 274 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Quarterly Dividends
During the three months ended March 31, 2021, we declared and paid the following dividend:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 28, 2021	$0.014641	February 10, 2021	$61	February 26, 2021
Stock Repurchase Program
As of March 31, 2021, our board of directors had approved for repurchase an aggregate of $16,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of March 31, 2021, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,399 shares for $14,924, and $1,076 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the three months ended:

	March 31, 2021		March 31, 2020
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases (a)	85	$516	41	$243
(a)As of March 31, 2021, $13 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our consolidated balance sheets and consolidated statement of stockholders’ equity (deficit).
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of March 31, 2021 and December 31, 2020.

(15)Benefit Plans
We recognized share-based payment expense of $51 and $55 for the three months ended March 31, 2021 and 2020, respectively.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the compensation committee of our board of directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of March 31, 2021, 126 shares of common stock were available for future grants under the 2015 Plan.
During the three months ended March 31, 2021, the Compensation Committee of our Board of Directors approved a modification to the design of our long-term equity compensation program for our senior management. The Compensation Committee intends to award equity-based compensation to our senior management in the form of: 25% stock options, which awards will vest in installments on the first three anniversaries of the date of grant; 25% restricted stock units, which awards will vest in installments on the first three anniversaries of the date of grant; 25% PRSUs, which will cliff vest on the third anniversary of the date of grant after a two-year performance period if the free cash flow target established by the Compensation Committee is achieved; and 25% PRSUs, which will cliff vest after a three-year performance period based on the performance of our common stock relative to the companies included in the S&P 500 Index. We refer to this performance measure as a relative “TSR” or “total stockholder return” metric. PRSUs based on the relative total stockholder return metric

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
will only vest if our performance achieves at least the 25th percentile, with a target payout requiring performance at the 50th percentile. The settlement of PRSUs earned in respect of the applicable three-year performance period will be generally subject to the executive’s continued employment with us through the date the total stockholder return performance is certified by the Compensation Committee.
In connection with our February 2019 acquisition of Pandora, we assumed all shares available for issuance (including any shares that later become available for issuance in accordance with the terms of the applicable plans) under each of the 2014 Stock Incentive Plan of AdsWizz Inc., the Pandora Media, Inc. 2011 Equity Incentive Plan, the Pandora Media, Inc. 2004 Stock Plan and the TheSavageBeast.com, Inc. 2000 Stock Incentive Plan, which were previously approved by stockholders of Pandora or the applicable adopting entity. All shares available under these stock plans became additional shares available for grant pursuant to the terms of the 2015 Plan (as adjusted, to the extent appropriate, to reflect the application of the exchange ratio). Subject to certain limitations set forth in the 2015 Plan, such shares may be used for awards under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees:

	For the Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.6%	1.4%
Expected life of options — years	6.10	3.82
Expected stock price volatility	33%	25%
Expected dividend yield	1.0%	0.7%
The following table summarizes stock option activity under our share-based plans for the three months ended March 31, 2021:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	184	$4.73
Granted	53	$6.14
Exercised	(38)	$3.98
Forfeited, cancelled or expired	(1)	$6.44
Outstanding as of March 31, 2021	198	$5.26	5.93	$194
Exercisable as of March 31, 2021	117	$4.57	4.66	$189
The weighted average grant date fair value per stock option granted during the three months ended March 31, 2021 was $1.78.  The total intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $85 and $32, respectively.  During the three months ended March 31, 2021, the number of net settled shares issued as a result of stock option exercises were 13.
We recognized share-based payment expense associated with stock options of $11 for each of the three months ended March 31, 2021 and 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the three months ended March 31, 2021:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2020	75	$6.06
Granted	10	$5.95
Vested	(6)	$6.09
Forfeited	(2)	$5.96
Nonvested as of March 31, 2021	77	$6.05
The total intrinsic value of restricted stock units, including PRSUs, vesting during the three months ended March 31, 2021 and 2020 was $39 and $58, respectively. During the three months ended March 31, 2021, the number of net settled shares issued as a result of restricted stock units vesting totaled 4. During the three months ended March 31, 2021, we granted 6 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the three months ended March 31, 2021, we granted less than 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the three months ended March 31, 2021.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $40 and $44 for the three months ended March 31, 2021 and 2020, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at March 31, 2021 and December 31, 2020 was $467 and $385, respectively.  The total unrecognized compensation costs at March 31, 2021 are expected to be recognized over a weighted-average period of 2.3 years.
401(k) Savings Plans
Sirius XM Radio Inc. 401(k) Savings Plan
Sirius XM sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution. In October 2020, the Pandora Media, LLC 401(k) Profit Sharing Plan and Trust merged with the Sirius XM Plan.
We recognized expenses of $5 for each of the three months ended March 31, 2021 and 2020 in connection with the Sirius XM and Pandora Plans.
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
Contributions to the DCP, net of withdrawals, for the three months ended March 31, 2021 and 2020 were $3 and $6, respectively. As of March 31, 2021 and December 31, 2020, the fair value of the investments held in the trust were $50 and

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
$46, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of comprehensive income.  For the three months ended March 31, 2021 and 2020, we recorded gains (losses) on investments held in the trust of $1 and $(5), respectively.

(16)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of March 31, 2021:

	2021	2022	2023	2024	2025	Thereafter	Total
Debt obligations	$1	$1,000	$1,216	$1,500	$—	$5,250	$8,967
Cash interest payments	202	390	342	329	259	788	2,310
Satellite and transmission	49	3	2	2	2	10	68
Programming and content	280	309	233	162	122	195	1,301
Sales and marketing	63	23	10	3	3	6	108
Satellite incentive payments	5	7	7	8	7	23	57
Operating lease obligations	53	69	60	47	45	133	407
Royalties, minimum guarantees and other	225	261	137	7	—	—	630
Total (1)	$878	$2,062	$2,007	$2,058	$438	$6,405	$13,848
(1)The table does not include our reserve for uncertain tax positions, which at March 31, 2021 totaled $26.
Debt obligations.    Debt obligations include principal payments on outstanding debt and finance lease obligations.
Cash interest payments.    Cash interest payments include interest due on outstanding debt and capital lease payments through maturity.
Satellite and transmission.    We have entered into agreements with several third parties to design, build, launch and insure one satellite, SXM-8. We also have entered into agreements with third parties to operate and maintain satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. Certain of our content agreements also contain minimum guarantees. During the three months ended March 31, 2021, we prepaid $5 in content costs related to minimum guarantees. As of March 31, 2021, we had future fixed minimum guarantee commitments of $168, of which $64 will be paid in 2021 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
Several of our content agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, cause our payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations (“PROs”) with whom we have entered into direct license agreements have the right to audit our content payments, and any such audit could result in disputes over whether we have paid the proper content costs.
We have also entered into various agreements with third parties for general operating purposes. The cost of our common stock acquired in our capital return program but not paid for as of March 31, 2021 was also included in this category.
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

In October 2020, the District Court denied Pandora’s renewed motion to dismiss the case under California’s anti-SLAPP statute, finding the case no longer qualified for anti-SLAPP due to intervening changes in the law, and denied Pandora’s renewed attempt to end the case. Alternatively, the District Court ruled that the preemption defense likely did not apply to Flo & Eddie’s claims, in part because the District Court believed that the MMA did not apply retroactively. Pandora promptly appealed the District Court’s decision to the Ninth Circuit, and moved to stay appellate briefing pending the appeal of a related case against Sirius XM. On January 13, 2021, the Ninth Circuit issued an order granting the stay of appellate proceedings pending the resolution of a related case against Sirius XM.

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

In light of the COVID-19 pandemic, the multi-week hearing before the Copyright Royalty Judges originally scheduled to begin in Washington, DC in March 2020, was postponed and conducted virtually via videoconference between August 4 and September 9, 2020. Subsequent to the hearing, the parties submitted post-trial briefing and reply briefing. Closing arguments were held in November 2020. The final rates proposed for the 2021-2025 period by Sirius XM, Pandora, and the other webcaster participants are below the existing statutory rates. Specifically, Sirius XM and Pandora proposed rates of $0.0011 per performance for nonsubscription commercial webcasters and $0.0016 per performance for subscription commercial webcasters. SoundExchange proposed increasing the existing statutory rates to $0.0028 per performance for nonsubscription commercial webcasters and $0.0031 per performance for commercial subscription webcasters. In March 2021, the Copyright Royalty Judges requested, and the Copyright Office granted, an additional sixty days to deliver the initial determination of rates and terms for the proceeding. As a result, the initial determination is due from the Copyright Royalty Judges on or before June 14, 2021 rather than April 15, 2021.

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(17)Income Taxes
We file a consolidated federal income tax return for all of our wholly owned subsidiaries.  For the three months ended March 31, 2021 and 2020, income tax benefit (expense) was $62 and $(80), respectively.
Our effective tax rate for the three months ended March 31, 2021 and 2020 was (39.5)% and 21.4%, respectively. The effective tax rate for the three months ended March 31, 2021 was primarily impacted by a $95 benefit associated with a state tax audit settlement. The effective tax rate for the three months ended March 31, 2020 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2021 will be approximately 16%.
As of March 31, 2021 and December 31, 2020, we had a valuation allowance related to deferred tax assets of $76 and $54, respectively, that were not likely to be realized due to due to the timing of certain federal and state net operating loss limitations.
We are participating in the Compliance Assurance Process of the U.S. Internal Revenue Service (“IRS”) for 2021 which is expected to conclude during 2022. This program allows us to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. We are continuously audited by various taxing jurisdictions. There are no material assessments which we believe are probable at this time.
On February 1, 2021, Holdings entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters.
Under the Internal Revenue Code, two corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. As of March 31, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 77% of the outstanding shares of our common stock. We expect that Liberty Media could beneficially own, directly and indirectly, over 80% of the outstanding shares of our common stock at some time in 2021, and Holdings and Liberty Media would then become members of the same consolidated tax group. Should that happen, the tax sharing agreement would govern certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis.
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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had less than $1 of intersegment advertising revenue during the three months ended March 31, 2021 and 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Segment revenue and gross profit were as follows during the period presented:

	For the Three Months Ended March 31, 2021
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$1,481	$130	$1,611
Advertising revenue	42	312	354
Equipment revenue	57	—	57
Other revenue	36	—	36
Total revenue	1,616	442	2,058
Cost of services (a)	(623)	(305)	(928)
Segment gross profit	$993	$137	$1,130
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended March 31, 2021
Segment Gross Profit	$1,130
Subscriber acquisition costs	(86)
Sales and marketing (a)	(202)
Engineering, design and development (a)	(54)
General and administrative (a)	(106)
Depreciation and amortization	(132)
Share-based payment expense	(51)
Impairment, restructuring and acquisition costs	(245)
Total other (expense) income	(97)
Consolidated income before income taxes	$157
(a)     Share-based payment expense of $11 related to cost of services, $15 related to sales and marketing, $10 related to engineering, design and development and $15 related to general and administrative has been excluded.

	For the Three Months Ended March 31, 2020
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$1,457	$128	$1,585
Advertising revenue	44	241	285
Equipment revenue	41	—	41
Other revenue	41	—	41
Total revenue	1,583	369	1,952
Cost of services (b)	(593)	(246)	(839)
Segment gross profit	$990	$123	$1,113
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

For the Three Months Ended March 31, 2020
Segment Gross Profit	$1,113
Subscriber acquisition costs	(99)
Sales and marketing (b)	(208)
Engineering, design and development (b)	(60)
General and administrative (b)	(91)
Depreciation and amortization	(132)
Share-based payment expense	(55)
Total other (expense) income	(95)
Consolidated income before income taxes	$373
(b)     Share-based payment expense of $11 related to cost of services, $17 related to sales and marketing, $11 related to engineering, design and development and $16 related to general and administrative has been excluded.
A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of March 31, 2021, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three months ended March 31, 2021 and 2020.

(19)Subsequent Events
Capital Return Program
For the period from April 1, 2021 to April 26, 2021 we repurchased 15 shares of our common stock on the open market for an aggregate purchase price of $94, including fees and commissions.
On April 20, 2021, our board of directors declared a quarterly dividend on our common stock in the amount of $0.014641 per share of common stock payable on May 28, 2021 to stockholders of record as of the close of business on May 7, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All amounts referenced in this Item 2 are in millions, except subscriber amounts are in thousands and per subscriber and per installation amounts are in ones, unless otherwise stated.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020.
This Quarterly Report on Form 10-Q presents information for Sirius XM Holdings Inc. (“Holdings”).  The terms “Holdings,” “we,” “us,” “our,” and “our company” as used herein, and unless otherwise stated or indicated by context, refer to Sirius XM Holdings Inc. and its subsidiaries. "Sirius XM" refers to our wholly owned subsidiary Sirius XM Radio Inc. and its subsidiaries. "Pandora" refers to Sirius XM's wholly owned subsidiary Pandora Media, LLC and its subsidiaries. Holdings has no operations independent of Sirius XM and Pandora.
Special Note Regarding Forward-Looking Statements
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, including the risk factors described under “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2020 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2020.
Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•The COVID-19 pandemic is adversely impacting our business
•We face substantial competition and that competition is likely to increase over time
•If our efforts to attract and retain subscribers and listeners, or convert listeners into subscribers, are not successful, our business will be adversely affected
•We engage in extensive marketing efforts and the continued effectiveness of those efforts is an important part of our business
•We rely on third parties for the operation of our business, and the failure of third parties to perform could adversely affect our business
•We may not realize the benefits of acquisitions or other strategic investments and initiatives
•A substantial number of our Sirius XM service subscribers periodically cancel their subscriptions and we cannot predict how successful we will be at retaining customers
•Our ability to profitably attract and retain subscribers to our Sirius XM service as our marketing efforts reach more price-sensitive consumers is uncertain
•Our business depends in part upon the auto industry
•Failure of our satellites would significantly damage our business
•Our Sirius XM service may experience harmful interference from wireless operations
•Our Pandora ad-supported business has suffered a substantial and consistent loss of monthly active users, which may adversely affect our Pandora business
•Our failure to convince advertisers of the benefits of our Pandora ad-supported service could harm our business
•If we are unable to maintain revenue growth from our advertising products, particularly in mobile advertising, our results of operations will be adversely affected
•Changes to mobile operating systems and browsers may hinder our ability to sell advertising and market our services
•If we fail to accurately predict and play music, comedy or other content that our Pandora listeners enjoy, we may fail to retain existing and attract new listeners
•Privacy and data security laws and regulations may hinder our ability to market our services, sell advertising and impose legal liabilities
•Consumer protection laws and our failure to comply with them could damage our business
•Failure to comply with FCC requirements could damage our business

•If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer
•Interruption or failure of our information technology and communications systems could impair the delivery of our service and harm our business
•The market for music rights is changing and is subject to significant uncertainties
•Our Pandora services depend upon maintaining complex licenses with copyright owners, and these licenses contain onerous terms
•The rates we must pay for “mechanical rights” to use musical works on our Pandora service have increased substantially and these rates may adversely affect our business
•Our use of pre-1972 sound recordings on our Pandora service could result in additional costs
•Failure to protect our intellectual property or actions by third parties to enforce their intellectual property rights could substantially harm our business and operating results
•Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code subject to those licenses
•Rapid technological and industry changes and new entrants could adversely impact our services
•We have a significant amount of indebtedness, and our debt contains certain covenants that restrict our operations
•We are a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements
•While we currently pay a quarterly cash dividend to holders of our common stock, we may change our dividend policy at any time
•Our principal stockholder has significant influence, including over actions requiring stockholder approval, and its interests may differ from the interests of other holders of our common stock
•If we are unable to attract and retain qualified personnel, our business could be harmed
•Our facilities could be damaged by natural catastrophes or terrorist activities
•The unfavorable outcome of pending or future litigation could have an adverse impact on our operations and financial condition
•We may be exposed to liabilities that other entertainment service providers would not customarily be subject to
•Our business and prospects depend on the strength of our brands
Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Special Note Regarding the Impact of the COVID-19 Pandemic on Our Business and Operations
The statements set forth below should be read in combination with the information contained in this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Quarterly Report on Form 10-Q.
General
In general, the COVID-19 pandemic, has had a widespread and broad reaching effect on the economy. While certain regions of the United States are in various phases of reopening, the United States continues to struggle with rolling outbreaks of the virus. Against this background, the full extent of the COVID-19 pandemic impact on our business remains uncertain. The scope of the effects of the COVID-19 pandemic on our businesses depends on many factors beyond our control, and the effects are difficult to assess or predict with meaningful precision both generally and specifically as to our Sirius XM and Pandora businesses. The COVID-19 pandemic did not have a material effect on our revenues and expenses for the during the quarter ended March 31, 2021.
We continue to see positive trends in certain key indicators that support our business. For example, in the quarter ended March 31, 2021, new vehicle sales recovered significantly compared to the prior year period. Similarly, advertising revenue increased substantially, particularly in our Pandora business, during the three months ended March 31, 2021 compared to the prior year period.
We remain focused on the well-being of our employees, customers and all those we serve while also taking responsive measures to adapt to the current environment. We have taken actions to help ensure that our audio entertainment service will continue uninterrupted through the COVID-19 pandemic, including activating our business continuity plans and implementing steps to enable employees to work remotely. A substantial majority of our employees continue to work from remote locations. We do not believe that these remote work arrangements have adversely affected our ability to maintain our financial reporting systems, internal control over financial reporting and disclosure controls and procedures. For more information regarding the trends in our businesses, including the trends in revenues and expenses, see the information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Quarterly Report on Form 10-Q.
To date, the COVID-19 pandemic has not affected our capital and financial resources, including our liquidity position. We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts necessary to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and pursue strategic opportunities.
The COVID-19 pandemic to date also has not impacted our ability to access our traditional funding sources. The pandemic has not increased our costs of or reduced our access to capital under our revolving credit facility or in the debt capital markets, and we do not believe it is reasonably likely to do so in the near-term. In addition, we do not expect the pandemic to affect our ongoing ability to meet the covenants in our debt instruments, including under our revolving credit facility.
We also do not expect the pandemic to affect the assets on our balance sheet and our ability to timely account for those assets. For example, we do not anticipate making any significant changes as a result of the pandemic in judgments in determining the fair-value of assets measured in accordance with generally accepted accounting principles.
In addition, we do not anticipate the COVID-19 pandemic to result in any material impairments with respect to goodwill, indefinite life and definite life intangible assets, or investments, increases in allowances for credit losses, restructuring charges, other expenses, or changes in accounting judgments that would have an adverse impact on our financial statements.

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

For additional discussion of the risks to our business related to the COVID-19 pandemic, see “Risk factors—Risks related to our business—The COVID-19 pandemic is adversely impacting our business” contained in our Annual Report on Form 10-K for the year ended December 31, 2020. To the extent the COVID-19 pandemic or any other global health crisis does adversely impact our business or financial condition, it may also have the effect of heightening many of the other “Risk factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our satellite radios and accessories, and other ancillary services.  As of March 31, 2021, our Sirius XM business had approximately 34.5 million subscribers.
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

Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of March 31, 2021, Pandora had approximately 6.5 million subscribers.
The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service. We also derive subscription revenue from our Pandora Plus and Pandora Premium subscribers.
Our Pandora business also sells advertising on audio platforms and in podcasts unaffiliated with us. Pandora is the exclusive US ad sales representative for SoundCloud. Through this arrangement Pandora offers advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. We also have arrangements to serve as the ad sales representative for certain podcasts, such as the podcasts of NBC News. In addition, through AdsWizz, Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. As of March 31, 2021, our Pandora business had approximately 55.9 million monthly active users.
In February 2020, Sirius XM completed a $75 investment in SoundCloud. SoundCloud is the world’s largest open audio platform, with a connected community of creators, listeners, and curators. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment. The minority investment complements the existing ad sales relationship between SoundCloud and Pandora.
In June 2020, Sirius XM acquired Simplecast for $28 in cash. Simplecast is a podcast management and analytics platform. Refer to Note 3 to our unaudited consolidated financial statements for more information on this acquisition.
In October 2020, Sirius XM acquired the assets of Stitcher from The E.W. Scripps Company and certain of its subsidiaries for total consideration of $302, which includes $266 in cash and $36 related to contingent consideration. The agreement provides that Sirius XM will potentially make up to $60 in additional contingent payments to Scripps based on Stitcher achieving certain financial metrics in 2020 and 2021. The acquisition of Stitcher, in conjunction with Simplecast, creates a full-service platform for podcast creators, publishers and advertisers. Refer to Note 3 to our unaudited consolidated financial statements for more information on this acquisition.

Liberty Media
As of March 31, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 77% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Results of Operations
Set forth below are our results of operations for the three months ended March 31, 2021 compared with the three months ended March 31, 2020. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended March 31,		2021 vs 2020 Change
	2021	2020	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,481	$1,457	$24	2%
Advertising revenue	42	44	(2)	(5)%
Equipment revenue	57	41	16	39%
Other revenue	36	41	(5)	(12)%
Total Sirius XM revenue	1,616	1,583	33	2%
Pandora:
Subscriber revenue	130	128	2	2%
Advertising revenue	312	241	71	29%
Total Pandora revenue	442	369	73	20%
Total consolidated revenue	2,058	1,952	106	5%
Cost of services
Sirius XM:
Revenue share and royalties	378	366	12	3%
Programming and content	120	112	8	7%
Customer service and billing	98	93	5	5%
Transmission	33	27	6	22%
Cost of equipment	4	4	—	—%
Total Sirius XM cost of services	633	602	31	5%
Pandora:
Revenue share and royalties	262	204	58	28%
Programming and content	10	6	4	67%
Customer service and billing	19	25	(6)	(24)%
Transmission	15	13	2	15%
Total Pandora cost of services	306	248	58	23%
Total consolidated cost of services	939	850	89	10%
Subscriber acquisition costs	86	99	(13)	(13)%
Sales and marketing	217	225	(8)	(4)%
Engineering, design and development	64	71	(7)	(10)%
General and administrative	121	107	14	13%
Depreciation and amortization	132	132	—	—%
Impairment, restructuring and acquisition costs	245	—	245	nm
Total operating expenses	1,804	1,484	320	22%
Income from operations	254	468	(214)	(46)%
Other (expense) income:
Interest expense	(100)	(99)	(1)	(1)%
Other income	3	4	(1)	(25)%
Total other (expense) income	(97)	(95)	(2)	(2)%
Income before income taxes	157	373	(216)	(58)%
Income tax benefit (expense)	62	(80)	142	nm
Net income	$219	$293	$(74)	(25)%
nm - not meaningful

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended March 31, 2021 and 2020, subscriber revenue was $1,481 and $1,457, respectively, an increase of 2%, or $24. The increase was primarily driven by growth in our self-pay subscriber base driving higher self-pay revenue and U.S. Music Royalty Fees, partially offset by lower revenue generated from automakers offering paid promotional subscriptions.
We expect subscriber revenues to increase based on the growth of our self-pay subscriber base, increases in the average price charged and the sale of additional services to subscribers.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended March 31, 2021 and 2020, advertising revenue was $42 and $44, respectively, a decrease of 5%, or $2. The decrease was due to lower advertising as we continue to recover from pre-COVID-19 levels primarily on news channels.
We expect our Sirius XM advertising revenue to grow as we continue our recovery to pre-COVID-19 levels.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended March 31, 2021 and 2020, equipment revenue was $57 and $41, respectively, an increase of 39%, or $16. The increase was driven by higher royalty revenue from new vehicle production as automakers pushed to get back to pre-COVID-19 manufacturing levels and due to our transition to a new generation of chipsets.
We expect equipment revenue to increase as royalty revenue associated with certain new chipsets increases.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, our connected vehicle services, and ancillary revenues.
For the three months ended March 31, 2021 and 2020, other revenue was $36 and $41, respectively, a decrease of 12%, or $5. The decrease was primarily driven by lower revenue generated by our connected vehicle services, Sirius XM Canada and rental car arrangements.
We expect other revenue to remain relatively flat.
Pandora Revenue
Pandora Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions as well as Stitcher podcast subscriptions.
For the three months ended March 31, 2021 and 2020, Pandora subscriber revenue was $130 and $128, respectively, an increase of 2%, or $2. The increase was primarily driven by the inclusion of Stitcher.
We expect Pandora subscriber revenues to slightly increase due to the inclusion of the Stitcher subscriber base.

Pandora Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended March 31, 2021 and 2020, Pandora advertising revenue was $312 and $241, respectively, an increase of 29%, or $71. The increase was primarily due to growth in Pandora owned and operated revenue from higher sell-through and pricing, the inclusion of Stitcher as well as increased revenue from AdsWizz.
We expect our advertising revenue to increase due to our off-platform advertising opportunities and as we continue to recover to pre-COVID-19 levels.
Total Consolidated Revenue
Total Consolidated Revenue for the three months ended March 31, 2021 and 2020, was $2,058 and $1,952, respectively, an increase of 5%, or $106.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, transmission and equipment expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the three months ended March 31, 2021 and 2020, revenue share and royalties were $378 and $366, respectively, an increase of 3%, or $12, and increased as a percentage of total Sirius XM revenue. The increase was driven by overall greater revenues subject to music royalties and revenue share.
We expect our Sirius XM revenue share and royalty costs to increase as our revenues grow.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended March 31, 2021 and 2020, programming and content expenses were $120 and $112, respectively, an increase of 7%, or $8, and increased as a percentage of total Sirius XM revenue. The increase was driven by higher content licensing costs.
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
For the three months ended March 31, 2021 and 2020, customer service and billing expenses were $98 and $93, respectively, an increase of 5%, or $5, and increased as a percentage of total Sirius XM revenue. The increase was driven by higher transaction costs, partially offset by lower bad debt expense and call center costs.
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
For the three months ended March 31, 2021 and 2020, transmission expenses were $33 and $27, respectively, an increase of 22%, or $6, and increased as a percentage of total Sirius XM revenue. The increase was primarily driven by higher cloud hosting and wireless costs associated with our 360L platform and our streaming and connected vehicle services.

We expect our Sirius XM transmission expenses to increase as costs associated with our 360L platform and investments in internet streaming grow.
Sirius XM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended March 31, 2021 and 2020, cost of equipment was $4. Lower direct sales to consumers were offset by higher inventory reserves.
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
For the three months ended March 31, 2021 and 2020, revenue share and royalties were $262 and $204, respectively, an increase of 28%, or $58, and increased as a percentage of total Pandora revenue. The increase was primarily due to higher owned and operated revenue as well as higher AdsWizz revenue, the inclusion of Stitcher and the growth in other off-platform revenue.
We expect our Pandora revenue share to increase as off-platform revenue increases and our royalty costs to increase due to higher music royalty rates.
Pandora Programming and Content includes costs to produce live listener events and promote content.
For the three months ended March 31, 2021 and 2020, programming and content expenses were $10 and $6, respectively, an increase of 67%, or $4, and increased as a percentage of total Pandora revenue. The increase was primarily attributable to higher license and production costs driven by the inclusion of Stitcher.
We expect our Pandora programming and content costs to increase as we offer additional programming and continue to produce live listener events and promotions.
Pandora Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores, and bad debt expense.
For the three months ended March 31, 2021 and 2020, customer service and billing expenses were $19 and $25, a decrease of 24%, or $6, and decreased as a percentage of total Pandora revenue. The decrease was primarily driven by lower bad debt expense.
We expect our Pandora customer service and billing costs to increase as our advertising revenue grows.
Pandora Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended March 31, 2021 and 2020, transmission expenses were $15 and $13, respectively, an increase of 15%, or $2, but decreased as a percentage of total Pandora revenue. The increase was driven by higher streaming costs.
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
For the three months ended March 31, 2021 and 2020, subscriber acquisition costs were $86 and $99, respectively, a decrease of 13%, or $13, and decreased as a percentage of total revenue. The decrease was driven by lower hardware subsidies as certain subsidy rates decreased as well as lower OEM installations.
We expect subscriber acquisition costs to fluctuate with OEM installations; however, the cost of subsidized chipsets is expected to decline as we transition to a new generation of chipsets. We intend to continue to offer subsidies and other incentives to induce OEMs to include our technology in their vehicles.
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
For the three months ended March 31, 2021 and 2020, sales and marketing expenses were $217 and $225, respectively, a decrease of 4%, or $8, and decreased as a percentage of total revenue. The decrease was primarily due to fewer media campaigns and lower travel and entertainment costs.
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
For the three months ended March 31, 2021 and 2020, engineering, design and development expenses were $64 and $71, respectively, a decrease of 10%, or $7, and decreased as a percentage of total revenue. The decreases were driven by lower personnel-related costs.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended March 31, 2021 and 2020, general and administrative expenses were $121 and $107, respectively, an increase of 13%, or $14, and increased as a percentage of total revenue. The increase was primarily driven by gains recorded on our deferred compensation investments during the three months ended March 31, 2021 compared to losses recorded on our deferred compensation investments during the three months ended March 31, 2020 as well as higher technology related costs.
We expect our general and administrative expenses to increase to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended March 31, 2021 and 2020, depreciation and amortization expense was $132.
Impairment, Restructuring and Acquisition Costs represents impairment charges associated with the carrying amount of an asset exceeding the asset's fair value, and restructuring expenses associated with the abandonment of certain leased office spaces.

For the three months ended March 31, 2021, we recorded an impairment charge of $220 to write down the value of our SXM-7 satellite after it experienced failures of certain payload units during in-orbit testing and restructuring costs of $25 resulting from the termination of leased office space. There were no impairment and restructuring costs for the three months ended March 31, 2020. There were no acquisition costs for the three months ended March 31, 2021 and 2020.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended March 31, 2021 and 2020, interest expense was $100 and $99, respectively. The increase was primarily driven by a higher average outstanding balance on our Credit Facility and lower capitalized interest, partially offset by lower interest rates.
Other Income primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For the three months ended March 31, 2021 and 2020, other income was $3 and $4, respectively. For the three months ended March 31, 2021, we recorded our share of Sirius XM Canada's net income, interest earned on our loan to Sirius XM Canada, and trading gains associated with the investments held for our Deferred Compensation Plan; partially offset by losses on other investments. For the three months ended March 31, 2020, we recorded a one-time lawsuit settlement of $7, our share of Sirius XM Canada's net income and interest earned on our loan to Sirius XM Canada; partially offset by trading losses associated with the investments held for our Deferred Compensation Plan and losses on other investments.
Income Taxes
Income Tax Benefit (Expense) includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended March 31, 2021 and 2020, income tax benefit (expense) was $62 and $(80), respectively.
Our effective tax rate for the three months ended March 31, 2021 and 2020 was (39.5)% and 21.4%, respectively. The effective tax rate for the three months ended March 31, 2021 was primarily impacted by a $95 benefit associated with a state tax audit settlement. The effective tax rate for the three months ended March 31, 2020 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2021 will be approximately 16%.

Key Financial and Operating Performance Metrics
In this section, we present certain financial performance measures some of which are presented as Non-GAAP items, which include free cash flow and adjusted EBITDA. We also present certain operating performance measures. Our adjusted EBITDA excludes the impact of share-based payment expense and certain purchase price accounting adjustments related to the merger of Sirius and XM ("XM Merger") and our February 2019 acquisition of Pandora ("the Pandora Acquisition").  Additionally, when applicable, our adjusted EBITDA metric excludes the effect of significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial and operating performance measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. See the accompanying glossary on pages 45 through 48 for more details and for the reconciliation to the most directly comparable GAAP measure (where applicable).
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

Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 45 through 48) for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in Sirius XM's subscriber count or subscriber-based operating metrics.

Set forth below are our subscriber balances as of March 31, 2021 compared to March 31, 2020.

	As of March 31,		2021 vs 2020 Change
(subscribers in thousands)	2021	2020	Amount	%
Sirius XM
Self-pay subscribers	31,013	30,047	966	3%
Paid promotional subscribers	3,486	4,719	(1,233)	(26)%
Ending subscribers	34,499	34,766	(267)	(1)%
Traffic users	9,322	9,706	(384)	(4)%
Sirius XM Canada subscribers	2,600	2,687	(87)	(3)%

Pandora
Monthly active users - all services	55,870	60,926	(5,056)	(8)%
Self-pay subscribers	6,392	6,214	178	3%
Paid promotional subscribers	64	52	12	23%
Ending subscribers	6,456	6,266	190	3%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three months ended March 31, 2021 and 2020

	March 31,		2021 vs 2020 Change
(subscribers in thousands)	2021	2020	Amount	%
Sirius XM
Self-pay subscribers	126	69	57	83%
Paid promotional subscribers	(341)	(212)	(129)	(61)%
Net additions	(215)	(143)	(72)	(50)%
Weighted average number of subscribers	34,462	34,824	(362)	(1)%
Average self-pay monthly churn	1.6%	1.8%	(0.2)%	(11)%
ARPU (1)	$14.30	$13.95	$0.35	3%
SAC, per installation	$10.90	$20.11	$(9.21)	(46)%

Pandora
Self-pay subscribers	113	49	64	131%
Paid promotional subscribers	2	3	(1)	(33)%
Net additions	115	52	63	121%
Weighted average number of subscribers	6,385	6,244	141	2%
ARPU	$6.67	$6.85	$(0.18)	(3)%
Ad supported listener hours (in billions)	2.87	3.13	(0.26)	(8)%
Advertising revenue per thousand listener hours (RPM)	$85.69	$67.54	$18.15	27%
Licensing costs per thousand listener hours (LPM)	$45.35	$37.08	$8.27	22%
Licensing costs per paid subscriber (LPU)	$4.20	$4.11	$0.09	2%

Total Company
Adjusted EBITDA	$682	$639	$43	7%
Free cash flow	$211	$348	$(137)	(39)%
(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $45 and $44 for the three months ended March 31, 2021 and 2020, respectively.

Sirius XM
Subscribers. At March 31, 2021, Sirius XM had approximately 34,499 subscribers, a decrease of 267, from the approximately 34,766 subscribers as of March 31, 2020. The decrease was due to the decrease in paid promotional subscribers, partially offset by growth in our self-pay subscriber base from lower churn and higher new vehicle penetration rate as well as subscriber win back programs.
For the three months ended March 31, 2021 and 2020, net subscriber additions were (215) and (143), respectively. Paid promotional subscribers decreased due to a shift to shorter paid trials and free trials at certain automakers as well as declines in vehicle shipments. Self-pay net additions increased driven by lower non-pay churn and voluntary churn as well as higher win-backs in the current year compared to the impact of the COVID-19 pandemic impact in March 2020.
Traffic Users. We offer services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems. At March 31, 2021, Sirius XM had approximately 9,322 traffic users, a decrease of 384 users, or 4%, from the approximately 9,706 traffic users as of March 31, 2020.
Sirius XM Canada Subscribers. At March 31, 2021, Sirius XM Canada had approximately 2,600 subscribers, a decrease of 87, or 3%, from the approximately 2,687 Sirius XM Canada subscribers as of March 31, 2020.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 45 through 48 for more details.)
For the three months ended March 31, 2021 and 2020, our average self-pay monthly churn rate was 1.6% and 1.8%, respectively. The decrease was driven by lower non-pay churn and voluntary churn.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 45 through 48 for more details.)
For the three months ended March 31, 2021 and 2020, subscriber ARPU - Sirius XM was $14.30 and $13.95, respectively. The increase was driven by an increase in certain subscription rates and the U.S. Music Royalty Fee.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 45 through 48 for more details.)
For the three months ended March 31, 2021 and 2020, SAC, per installation, was $10.90 and $20.11, respectively. The decrease was driven by reductions to OEM hardware subsidy rates.
Pandora
Monthly Active Users. At March 31, 2021, Pandora had approximately 55,870 monthly active users, a decrease of 5,056 monthly active users, or 8%, from the 60,926 monthly active users as of March 31, 2020. The decrease in monthly active users was driven by a decrease in the number of new users.
Subscribers. At March 31, 2021, Pandora had approximately 6,456 subscribers, an increase of 190, or 3%, from the approximately 6,266 subscribers as of March 31, 2020.
For the three months ended March 31, 2021 and 2020, net subscriber additions were 115 and 52, respectively. The increase was a function of lower churn.
ARPU is defined as average monthly revenue per paid subscriber on our Pandora subscription services. (See the accompanying glossary on pages 45 through 48 for more details.)
For the three months ended March 31, 2021 and 2020, subscriber ARPU - Pandora was $6.67 and $6.85, respectively. The decrease in subscriber ARPU was primarily due to the mix of Pandora's premium plans.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-radio content offerings in the definition of listener hours.

For the three months ended March 31, 2021 and 2020, ad supported listener hours were 2,866 and 3,125, respectively. The decrease in ad supported listener hours was primarily driven by the decline in monthly active users, partially offset by higher hours per active user.
RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended March 31, 2021 and 2020, RPM was $85.69 and $67.54, respectively. The increase was a result of higher sell-through and pricing combined with lower listener hours.
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
For the three months ended March 31, 2021 and 2020, LPM was $45.35 and $37.08, respectively. The increase was primarily due to the provisions of certain direct licenses between Pandora and the owners of copyrights in sound recordings which require Pandora, under certain circumstances, to pay royalties on the greater of a percentage of its applicable revenue or a per play per consumer basis.
LPU is defined as average monthly licensing costs per paid subscriber on our Pandora subscription services. LPU is a key measure of our ability to manage costs for our subscription services.
For the three months ended March 31, 2021 and 2020, LPU was $4.20 and $4.11, respectively. The increase was due to lower effective rates driven by lower minimum guarantees during the three months ended March 31, 2020.
Total Company
Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other expense (income), loss on extinguishment of debt, other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense, legal settlements and reserves, and impairment, restructuring and acquisition costs (if applicable). (See the accompanying glossary on pages 45 through 48 for a reconciliation to GAAP and for more details.)
For the three months ended March 31, 2021 and 2020, adjusted EBITDA was $682 and $639, respectively, an increase of 7%, or $43. The increase was driven by higher advertising, subscriber, and equipment revenue as well as lower subscriber acquisition costs, partially offset by higher revenue share and royalties, general and administrative, and programming costs.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying glossary on pages 45 through 48 for a reconciliation to GAAP and for more details.)
For the three months ended March 31, 2021 and 2020, free cash flow was $211 and $348, respectively, a decrease of $137, or 39%. The decrease was driven by lower OEM receipts, higher interest payments, higher spending on property and equipment, and higher marketing payments.

Liquidity and Capital Resources
Cash Flows for the three months ended March 31, 2021 compared with the three months ended March 31, 2020.
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Three Months Ended March 31,
	2021	2020	2021 vs 2020
Net cash provided by operating activities	$292	$416	$(124)
Net cash used in investing activities	(78)	(145)	67
Net cash used in financing activities	(230)	(339)	109
Net decrease in cash, cash equivalents and restricted cash	(16)	(68)	52
Cash, cash equivalents and restricted cash at beginning of period	83	120	(37)
Cash, cash equivalents and restricted cash at end of period	$67	$52	$15
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $124 to $292 for the three months ended March 31, 2021 from $416 for the three months ended March 31, 2020.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the three months ended March 31, 2021 were primarily due to spending primarily for capitalized software and hardware, and to construct a replacement satellite. Cash flows used in investing activities in the three months ended March 31, 2020 were primarily due to our $75 investment in SoundCloud, spending primarily for capitalized software and hardware, and to construct replacement satellites. We spent $61 and $45 on capitalized software and hardware as well as $5 and $6 to construct replacement satellites during the three months ended March 31, 2021 and 2020, respectively.
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
Cash flows used in financing activities in the three months ended March 31, 2021 were primarily due to the purchase and retirement of shares of our common stock under our repurchase program for $522, the payment of cash dividends of $61, and payment of $20 for taxes in lieu of shares issued for share-based compensation; partially offset by net cash provided by borrowings under our Credit Facility of $374. Cash flows used in financing activities in the three months ended March 31, 2020 were primarily due to the purchase and retirement for $243 of shares of our common stock under our repurchase program, the payment of cash dividends of $59 and payment of $35 for taxes in lieu of shares issued for share-based compensation.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of March 31, 2021, $1,023 was outstanding under our Credit Facility. As the amount available for future borrowing is reduced by $1 related to letters of credit issued for the benefit of Pandora, $726 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and to pursue strategic opportunities.
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
Capital Return Program
As of March 31, 2021, our board of directors had authorized for repurchase an aggregate of $16,000 of our common stock.  As of March 31, 2021, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,399 shares for $14,924, and $1,076 remained available for additional repurchases under our existing stock repurchase program authorization.
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
On April 20, 2021, our board of directors declared a quarterly dividend in the amount of $0.014641 per share of common stock payable on May 28, 2021 to stockholders of record as of the close of business on May 7, 2021. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.058564 per share of common stock.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's convertible notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of March 31, 2021, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 13 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 16 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments,” refer to Note 16 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
Related Party Transactions
For a discussion of “Related Party Transactions,” refer to Note 12 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

On February 1, 2021, Holdings entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement was negotiated and approved by a special committee of Holdings’ board of directors, all of whom are independent of Liberty Media.
Under the Internal Revenue Code, two corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. As of March 31, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 77% of the outstanding shares of our common stock. We expect that Liberty Media could beneficially own, directly and indirectly, over 80% of the outstanding shares of our common stock at some time in 2021, and Holdings and Liberty Media would then become members of the same consolidated tax group. Should that happen, the tax sharing agreement would govern certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis.
The tax sharing agreement contains provisions that Holdings believes are customary for tax sharing agreements between members of a consolidated group. The tax sharing agreement and our inclusion in Liberty Media’s consolidated tax group is not expected to have any material adverse effect on us.
Critical Accounting Policies and Estimates
For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management's Discussion and Analysis of
Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.
There have been no material changes to our critical accounting policies and estimates since December 31, 2020.
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
Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. We adjust EBITDA to exclude the impact of other expense (income) as well as certain other charges discussed below. Adjusted EBITDA is a Non-GAAP financial measure that excludes or adjusts for (if applicable): (i) certain adjustments as a result of the purchase price accounting for the XM Merger and the Pandora Acquisition, (ii) share-based payment expense, (iii) impairment, restructuring and acquisition costs, (iv) legal settlements/reserves and (v) other significant operating expense (income) that do not relate to the on-going performance of our business. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. As a result of large capital investments in our satellite radio system, our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of the legal settlements and reserves, impairment, restructuring and acquisition related costs, and loss on extinguishment of debt, to the extent they occur during the period, is useful as they are significant expenses not incurred as part of our normal operations for the period.

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

	For the Three Months Ended March 31,
	2021	2020
Net income:	$219	$293
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	—	(16)
Impairment, restructuring and acquisition costs	245	—
Share-based payment expense (1)	51	55
Depreciation and amortization	132	132
Interest expense	100	99
Other income	(3)	(4)
Income tax (benefit) expense	(62)	80
Purchase price accounting adjustments:
Revenues	—	2
Operating expenses	—	(2)
Adjusted EBITDA	$682	$639
(1)Allocation of share-based payment expense:

	For the Three Months Ended March 31,
(in millions)	2021	2020
Programming and content	$8	$8
Customer service and billing	2	2
Transmission	1	1
Sales and marketing	15	17
Engineering, design and development	10	11
General and administrative	15	16
Total share-based payment expense	$51	$55

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

	For the Three Months Ended March 31,
	2021	2020
Cash Flow information
Net cash provided by operating activities	$292	$416
Net cash used in investing activities	$(78)	$(145)
Net cash used in financing activities	$(230)	$(339)
Free Cash Flow
Net cash provided by operating activities	$292	$416
Additions to property and equipment	(78)	(62)
Purchases of other investments	(3)	(6)
Free cash flow	$211	$348
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended March 31,
	2021	2020
Subscriber acquisition costs, excluding connected vehicle services	$86	$99
Less: margin from sales of radios and accessories, excluding connected vehicle services	(53)	(37)
	$33	$62
Installations	3,068	3,083
SAC, per installation (a)	$10.90	$20.11
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of March 31, 2021, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. As of March 31, 2021, we also held the following material investment:
•In connection with the recapitalization of Sirius XM Canada, on May 25, 2017, we loaned Sirius XM Canada $131 million. The loan is denominated in Canadian dollars and is subject to changes in foreign currency. It is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of March 31, 2021 was $122.0 million and approximates its fair value as of such date. Had the Canadian to U.S. dollar exchange rate been 10% lower as of March 31, 2021, the value of this loan would have been approximately $12 million lower.
Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Sirius XM’s borrowings under the Credit Facility carry a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) plus an applicable rate based on its debt to operating cash flow ratio. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the Financial Conduct Authority of the United Kingdom, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace U.S. Dollar LIBOR: the Secured Overnight Financing Rate. The outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our borrowings under the Credit Facility. In addition, we may, in the future, hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.
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

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 16 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in response to Part I, "Item 1A. Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of March 31, 2021, our board of directors had approved for repurchase an aggregate of $16 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of March 31, 2021, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.4 billion shares for $14.9 billion, and $1.1 billion remained available under our existing $16.0 billion stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2021 - January 31, 2021	33,250,000	$6.10	33,250,000	$1,389,491,221
February 1, 2021 - February 28, 2021	27,827,806	$6.07	27,827,806	$1,220,532,448
March 1, 2021 - March 31, 2021	23,663,452	$6.11	23,663,452	$1,075,930,954
Total	84,741,258	$6.09	84,741,258
(a)These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

10.1*
First Amendment, dated February 16, 2021, to the Employment Agreement, dated as of September 14, 2020, between Sirius XM Radio Inc. and Jennifer C. Witz (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on February 17, 2021 (File No. 001-34295)).

10.2*
First Amendment, dated February 16, 2021, to the Employment Agreement, dated as of September 14, 2020, between Sirius XM Radio Inc. and Sean S. Sullivan (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on February 17, 2021 (File No. 001-34295)).

10.3
Tax Sharing Agreement, dated as of February 1, 2021 between Sirius XM Holdings Inc. and Liberty Media Corporation ((incorporated by reference to Exhibit 10.44 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-34295)).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2021 and 2020; (ii) Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2020; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2021 and 2020; and (v) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.
 ____________________

*	This document has been identified as a management contract or compensatory plan or arrangement.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April 2021.

SIRIUS XM HOLDINGS INC.

By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)