Form 10-Q
period 2021-06-30
SIRIUS XM HOLDINGS INC.
filed 2021-07-27
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 23, 2021)
Common stock, $0.001 par value	4,050,435,824	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenue:
Subscriber revenue	$1,641	$1,578	$3,252	$3,163
Advertising revenue	429	236	783	521
Equipment revenue	51	25	108	66
Other revenue	38	35	74	76
Total revenue	2,159	1,874	4,217	3,826
Operating expenses:
Cost of services:
Revenue share and royalties	662	587	1,303	1,157
Programming and content	136	110	265	228
Customer service and billing	128	122	244	240
Transmission	52	43	101	83
Cost of equipment	4	4	9	8
Subscriber acquisition costs	89	48	175	147
Sales and marketing	240	217	456	442
Engineering, design and development	65	61	130	132
General and administrative	130	119	251	226
Depreciation and amortization	131	124	263	256
Impairment, restructuring and acquisition costs	(136)	24	108	24
Total operating expenses	1,501	1,459	3,305	2,943
Income from operations	658	415	912	883
Other (expense) income:
Interest expense	(103)	(102)	(203)	(201)
Other income	5	4	8	8
Total other (expense) income	(98)	(98)	(195)	(193)
Income before income taxes	560	317	717	690
Income tax expense	(127)	(74)	(65)	(154)
Net income	$433	$243	$652	$536
Foreign currency translation adjustment, net of tax	7	10	12	(15)
Total comprehensive income	$440	$253	$664	$521
Net income per common share:
Basic	$0.11	$0.06	$0.16	$0.12
Diluted	$0.10	$0.05	$0.16	$0.12
Weighted average common shares outstanding:
Basic	4,079	4,369	4,108	4,387
Diluted	4,163	4,457	4,193	4,487

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,124	$71
Receivables, net	654	672
Inventory, net	5	10
Related party current assets	11	20
Prepaid expenses and other current assets	335	194
Total current assets	2,129	967
Property and equipment, net	1,405	1,629
Intangible assets, net	3,263	3,340
Goodwill	3,150	3,122
Related party long-term assets	550	531
Deferred tax assets	111	111
Operating lease right-of-use assets	379	427
Other long-term assets	214	206
Total assets	$11,201	$10,333
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,132	$1,223
Accrued interest	173	174
Current portion of deferred revenue	1,583	1,721
Current maturities of debt	998	1
Operating lease current liabilities	51	48
Total current liabilities	3,937	3,167
Long-term deferred revenue	110	118
Long-term debt	8,835	8,499
Deferred tax liabilities	307	266
Operating lease liabilities	388	419
Other long-term liabilities	139	149
Total liabilities	13,716	12,618
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 4,059 and 4,176 shares issued; 4,058 and 4,173 shares outstanding at June 30, 2021 and December 31, 2020, respectively	4	4
Accumulated other comprehensive income, net of tax	27	15
Additional paid-in capital	—	—
Treasury stock, at cost; 1 and 3 shares of common stock at June 30, 2021 and December 31, 2020, respectively	(7)	(19)
Accumulated deficit	(2,539)	(2,285)
Total stockholders’ equity (deficit)	(2,515)	(2,285)
Total liabilities and stockholders’ equity (deficit)	$11,201	$10,333
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Six Months Ended June 30, 2021
	Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2020	4,176	$4	$15	$—	3	$(19)	$(2,285)	$(2,285)
Comprehensive income, net of tax	—	—	12	—	—	—	652	664
Share-based payment expense	—	—	—	104	—	—	—	104
Exercise of stock options and vesting of restricted stock units	23	—	—	6	—	—	—	6
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(43)	—	—	—	(43)
Cash dividends paid on common stock, $0.029282 per share	—	—	—	(71)	—	—	(50)	(121)
Issuance of restricted stock in connection with business acquisition	—	—	—	4	—	—	—	4
Common stock repurchased	—	—	—	—	138	(844)	—	(844)
Common stock retired	(140)	—	—	—	(140)	856	(856)	—
Balance at June 30, 2021	4,059	$4	$27	$—	1	$(7)	$(2,539)	$(2,515)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended June 30, 2021
	Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at March 31, 2021	4,107	$4	$20	$—	2	$(13)	$(2,614)	$(2,603)
Comprehensive income, net of tax	—	—	7	—	—	—	433	440
Share-based payment expense	—	—	—	49	—	—	—	49
Exercise of stock options and vesting of restricted stock units	6	—	—	6	—	—	—	6
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(23)	—	—	—	(23)
Cash dividends paid on common stock, $0.014641 per share	—	—	—	(36)	—	—	(24)	(60)
Issuance of restricted stock in connection with business acquisition	—	—	—	4	—	—	—	4
Common stock repurchased	—	—	—	—	53	(328)	—	(328)
Common stock retired	(54)	—	—	—	(54)	334	(334)	—
Balance at June 30, 2021	4,059	$4	$27	$—	1	$(7)	$(2,539)	$(2,515)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Six Months Ended June 30, 2020
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2019	4,412	$4	$8	$395	—	$—	$(1,143)	$(736)
Comprehensive (loss) income, net of tax	—	—	(15)	—	—	—	536	521
Share-based payment expense	—	—	—	115	—	—	—	115
Exercise of stock options and vesting of restricted stock units	11	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(43)	—	—	—	(43)
Cash dividends paid on common stock, $0.02662 per share	—	—	—	(117)	—	—	—	(117)
Common stock repurchased	—	—	—	—	70	(408)	—	(408)
Common stock retired	(68)	—	—	(399)	(68)	399	—	—
Balance at June 30, 2020	4,355	$4	$(7)	$(49)	2	$(9)	$(607)	$(668)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended June 30, 2020
	Common Stock		Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at March 31, 2020	4,379	$4	$(17)	$116	—	$—	$(850)	$(747)
Comprehensive income, net of tax	—	—	10	—	—	—	243	253
Share-based payment expense	—	—	—	56	—	—	—	56
Exercise of stock options and vesting of restricted stock units	3	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Cash dividends paid on common stock, $0.01331 per share	—	—	—	(58)	—	—	—	(58)
Common stock repurchased	—	—	—	—	29	(165)	—	(165)
Common stock retired	(27)	—	—	(156)	(27)	156	—	—
Balance at June 30, 2020	4,355	$4	$(7)	$(49)	2	$(9)	$(607)	$(668)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$652	$536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263	256
Non cash impairment and restructuring costs	245	24
Non-cash interest expense, net of amortization of premium	10	10
Provision for doubtful accounts	24	38
Amortization of deferred income related to equity method investment	—	(1)
Loss on unconsolidated entity investments, net	3	3
Dividend received from unconsolidated entity investment	1	1
(Gain) loss on other investments	(4)	1
Share-based payment expense	98	107
Deferred income tax (benefit) expense	37	116
Amortization of right-of-use assets	28	28
Changes in operating assets and liabilities:
Receivables	(11)	134
Inventory	5	(4)
Related party, net	11	9
Prepaid expenses and other current assets	(141)	(13)
Other long-term assets	(4)	10
Accounts payable and accrued expenses	(99)	(136)
Accrued interest	(1)	(3)
Deferred revenue	(145)	(105)
Operating lease liabilities	(26)	(26)
Other long-term liabilities	(18)	22
Net cash provided by operating activities	928	1,007
Cash flows from investing activities:
Additions to property and equipment	(164)	(149)
Purchases of other investments	(3)	(7)
Acquisition of business, net of cash acquired	(14)	(28)
Investments in related parties and other equity investees	(11)	(84)
Repayment from related party	2	3
Net cash used in investing activities	(190)	(265)
Cash flows from financing activities:
Proceeds from exercise of stock options	6	—
Taxes paid from net share settlements for stock-based compensation	(43)	(43)
Revolving credit facility, net of deferred financing costs	(649)	—
Proceeds from long-term borrowings, net of costs	1,976	1,483
Principal payments of long-term borrowings	(2)	(5)
Common stock repurchased and retired	(856)	(399)
Dividends paid	(121)	(117)
Net cash provided by financing activities	311	919
Net increase in cash, cash equivalents and restricted cash	1,049	1,661
Cash, cash equivalents and restricted cash at beginning of period (1)	83	120
Cash, cash equivalents and restricted cash at end of period (1)	$1,132	$1,781
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2021	2020
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$193	$194
Income taxes paid	$34	$10
Non-cash investing and financing activities:
Treasury stock not yet settled	$12	$(9)
Accumulated other comprehensive income (loss), net of tax	$12	$(15)

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,124	$71	$1,770	$106
Restricted cash included in Other long-term assets	8	12	11	14
Total cash, cash equivalents and restricted cash at end of period	$1,132	$83	$1,781	$120
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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of June 30, 2021, our Sirius XM business had approximately 34.5 million subscribers.
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
In May 2020, we terminated the Automatic Labs Inc. (“Automatic”) service, which was part of our connected vehicle services business. Automatic operated a service for consumers and auto dealers and offered an install-it-yourself adapter and mobile application, which transformed older vehicles into connected vehicles. During the three and six months ended June 30, 2020, we recorded $24 of restructuring expenses in our unaudited consolidated statements of comprehensive income related to this termination of the service. Refer to Note 4 for more information.
Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.
Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of June 30, 2021, Pandora had approximately 6.6 million subscribers.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service which are sold under the SXM Media brand. We also derive subscription revenue from our Pandora Plus and Pandora Premium subscribers.
Our Pandora business also sells advertising on audio platforms and in podcasts unaffiliated with us. Pandora has an arrangement with SoundCloud Holdings, LLC ("SoundCloud") to be its exclusive US ad sales representative. Through this arrangement, Pandora is able to offer advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. We also have arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., Pandora provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.
On February 10, 2020, Sirius XM invested $75 in SoundCloud. SoundCloud is a next-generation music entertainment company, powered by an ecosystem of artists, listeners, and curators on the pulse of what's new, now and next in culture. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment. The minority investment complements the existing ad sales relationship between SoundCloud and Pandora. Refer to Note 12 for more information on this investment.
On June 16, 2020, Sirius XM acquired Simplecast for $28 in cash. Simplecast is a podcast management and analytics platform. Refer to Note 3 for more information on this acquisition.
On October 16, 2020, Sirius XM acquired certain assets and liabilities of Stitcher from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for total consideration of $302, which included $266 in cash and $36 related to the acquisition date fair value of contingent consideration. As of June 30, 2021, we will potentially make up to $49 in additional payments to Scripps related to the contingent consideration based on Stitcher's 2020 results and its achievement of certain financial metrics in 2021. The acquisition of Stitcher, in conjunction with Simplecast, created a full-service platform for podcast creators, publishers and advertisers. Refer to Note 3 for more information on this acquisition.

Liberty Media
As of June 30, 2021, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 78% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
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
In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 19.
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

(2)Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of June 30, 2021 and December 31, 2020, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value due to the short-term nature of these instruments.
Our liabilities measured at fair value were as follows:

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$10,308	—	$10,308	—	$9,011	—	$9,011
(a)The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 13 for information related to the carrying value of our debt as of June 30, 2021 and December 31, 2020.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income of $27 was primarily comprised of the cumulative foreign currency translation adjustments related to our investment in and loan to Sirius XM Canada (refer to Note 12 for additional information). During the three and six months ended June 30, 2021, we recorded foreign currency translation adjustment income of $7 and $12, respectively, net of tax expense of $2 and $4, respectively. During the three and six months ended June 30, 2020, we recorded foreign currency translation adjustment income (loss) of $10 and $(15), respectively, net of a tax (expense) benefit of $(3) and $5, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(3)Acquisitions
Stitcher
On October 16, 2020, Sirius XM acquired certain assets and liabilities of Stitcher from Scripps for $266 in cash, which amount includes net working capital adjustments. The total purchase consideration of $302 includes $36 related to the acquisition date fair value of the contingent consideration. As of June 30, 2021, we will potentially make up to $49 in additional payments to Scripps related to the contingent consideration based on Stitcher's 2020 results and its achievement of certain financial metrics in 2021. The fair value of the contingent consideration was determined using a probability-weighted cash flow model and will be remeasured to fair value at each subsequent reporting period. Stitcher is included in our Pandora reporting unit.
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
Simplecast
On June 16, 2020, Sirius XM acquired Simplecast for $28 in cash. Simplecast is a podcast management and analytics platform. Simplecast complements AdsWizz's advertising technology platform, allowing the company to offer podcasters of all sizes a powerful, comprehensive solution for publishing, analytics, distribution and advertising sales, and is included in the Pandora reporting unit. The Simplecast acquisition was accounted for using the acquisition method of accounting. We recognized goodwill of $17, amortizable intangible assets of $12, other assets of less than $1 and deferred tax liabilities of $1.

Other acquisitions
On April 23, 2021, we completed a small acquisition for total consideration of $27 which includes $20 in cash, a $3 deferred cash payment and $4 in restricted stock units. We recognized goodwill of $22 and other assets of $5.
Acquisition related costs of $3 were recognized for the three and six months ended June 30, 2021.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(4)Restructuring Costs
During the six months ended June 30, 2021, we evaluated our office space needs and, as a result of such analysis, surrendered certain office leases primarily in New York, New York and Oakland, California. We assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. Based on that assessment, the carrying values of the assets were not recoverable and we recorded an impairment of $18 to reduce the carrying value of the assets to their fair values. Additionally, we accrued expenses of $6 which we will not recognize any future economic benefits and wrote off leasehold improvements of $1. The fair values of the assets were determined using a discounted cash flow model based on management's assumptions regarding the ability to sublease the locations and the remaining term of the leases. The total charge of $25 was recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statement of comprehensive income for the six months ended June 30, 2021. There were no restructuring charges recorded during the three months ended June 30, 2021.
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

(5)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three months ended June 30, 2021 and 2020.
Common stock equivalents of 96 and 77 for the three months ended June 30, 2021 and 2020, respectively, and 93 and 60 for the six months ended June 30, 2021, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net Income available to common stockholders for basic net income per common share	$433	$243	$652	$536
Effect of interest on assumed conversions of convertible notes, net of tax	2	2	4	4
Net Income available to common stockholders for dilutive net income per common share	$435	$245	$656	$540
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,079	4,369	4,108	4,387
Weighted average impact of assumed convertible notes	30	29	30	29
Weighted average impact of dilutive equity instruments	54	59	55	71
Weighted average shares for diluted net income per common share	4,163	4,457	4,193	4,487
Net income per common share:
Basic	$0.11	$0.06	$0.16	$0.12
Diluted	$0.10	$0.05	$0.16	$0.12

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
Receivables, net, consists of the following:

	June 30, 2021	December 31, 2020
Gross customer accounts receivable	$569	$574
Allowance for doubtful accounts	(11)	(15)
Customer accounts receivable, net	$558	$559
Receivables from distributors	60	73
Other receivables	36	40
Total receivables, net	$654	$672

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
Inventory, net, consists of the following:

	June 30, 2021	December 31, 2020
Finished goods	$8	$13
Allowance for obsolescence	(3)	(3)
Total inventory, net	$5	$10

(8)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASC 350 also states that a reporting unit with a zero or negative carrying

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
amount is not required to perform a qualitative assessment. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of June 30, 2021.
As of June 30, 2021, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and six months ended June 30, 2021 and 2020.  As of June 30, 2021, the cumulative balance of goodwill impairments recorded was $5,722, of which $4,766 was recognized during the year ended December 31, 2008 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora reporting unit.
As of June 30, 2021, the carrying amount of goodwill for our Sirius XM and Pandora reporting units was $2,290 and $860, respectively. During the six months ended June 30, 2021, we recorded $6 of goodwill related to purchase accounting adjustments for the acquisition of Stitcher and $22 of goodwill related to a small acquisition which was recorded to our Pandora reporting unit. As of December 31, 2020, the carrying amount of goodwill for our Sirius XM and Pandora reporting units was $2,290 and $832, respectively.

(9)Intangible Assets
Our intangible assets include the following:

		June 30, 2021			December 31, 2020
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	250	—	250
Definite life intangible assets:
OEM relationships	15 years	220	(112)	108	220	(105)	115
Licensing agreements	12 years	45	(45)	—	45	(45)	—
Software and technology	7 years	31	(18)	13	31	(16)	15
Due to Pandora and Stitcher Acquisitions:
Indefinite life intangible assets:
Trademarks	Indefinite	311	—	311	311	—	311
Definite life intangible assets:
Customer relationships	8 years	441	(134)	307	441	(104)	337
Software and technology	5 years	373	(183)	190	373	(145)	228
Total intangible assets		$3,755	$(492)	$3,263	$3,755	$(415)	$3,340

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of June 30, 2021, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three and six

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
months ended June 30, 2021. During the three and six months ended June 30, 2020, we recognized an impairment loss of less than $1 for intangible assets with indefinite lives related to the termination of the Automatic service.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $38 for each of the three months ended June 30, 2021 and 2020, and $77 and $76 for the six months ended June 30, 2021 and 2020, respectively. There were retirements of definite lived intangible assets of $17, which included a loss of $4, due to the termination of the Automatic service, during the six months ended June 30, 2020. There were no retirements of definite lived intangible assets during the six months ended June 30, 2021.
The expected amortization expense for each of the fiscal years 2021 through 2025 and for periods thereafter is as follows:

Years ending December 31,	Amount
2021 (remaining)	$76
2022	154
2023	141
2024	75
2025	69
Thereafter	103
Total definite life intangible assets, net	$618

(10)Property and Equipment
Property and equipment, net, consists of the following:

	June 30, 2021	December 31, 2020
Satellite system	$1,591	$1,587
Terrestrial repeater network	106	105
Leasehold improvements	108	111
Broadcast studio equipment	106	100
Capitalized software and hardware	1,411	1,372
Satellite telemetry, tracking and control facilities	99	96
Furniture, fixtures, equipment and other	92	92
Land	38	38
Building	63	63
Construction in progress	417	510
Total property and equipment	4,031	4,074
Accumulated depreciation and amortization	(2,626)	(2,445)
Property and equipment, net	$1,405	$1,629
Construction in progress consists of the following:

	June 30, 2021	December 31, 2020
Satellite system	$229	$429
Terrestrial repeater network	10	8
Capitalized software and hardware	146	52
Other	32	21
Construction in progress	$417	$510

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Depreciation and amortization expense on property and equipment was $93 and $86 for the three months ended June 30, 2021 and 2020, respectively, and $186 and $180 for the six months ended June 30, 2021 and 2020, respectively.  We retired property and equipment of $3 and $8 during the three and six months ended June 30, 2021, respectively.  Property and equipment of $36 and $65, which included a loss of $13 related to the termination of the Automatic service, was retired during the three and six months ended June 30, 2020, respectively.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were and $2 and $4 for the three months ended June 30, 2021 and 2020, respectively, and $5 and $9 for the six months ended June 30, 2021 and 2020, respectively, which related to the construction of our SXM-8 satellite. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $3 and $5 for the three months ended June 30, 2021 and 2020, respectively, and $6 and $8 for the six months ended June 30, 2021 and 2020, respectively.
Satellites
As of June 30, 2021, we operated a fleet of six satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of June 30, 2021:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2022
XM-3	2005	2020	2021(a)
XM-4	2006	2021	2022
XM-5	2010	2025	2026
SXM-8	2021	2036	(b)
(a)We filed an application with the FCC to extend the license for the XM-3 satellite on February 26, 2021 and expect it to be granted routinely.
(b)SXM-8 will not be licensed until we notify the FCC that the satellite has been successfully placed into orbit at its assigned orbital location and that its operations conform to the terms and conditions of its authorization, which is expected in the third quarter.
On December 13, 2020, our SXM-7 satellite was launched and in-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite will not function as intended, which we considered to be a triggering event prompting the assessment as to whether the asset's carrying value of $220 was recoverable. In determining recoverability of SXM-7, we compared the asset's carrying value to the undiscounted cash flows derived from the satellite. SXM-7 was determined to be a total loss and therefore, we determined that the carrying value of the satellite is not recoverable and an impairment charge of $220 was recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income for the six months ended June 30, 2021. SXM-7 remains in-orbit and has been moved to its assigned orbital location, but is not being used to provide satellite radio service.
We procured insurance for SXM-7 to cover the risks associated with the satellite's launch and first year of in-orbit operation. The aggregate coverage under the insurance policies with respect to SXM-7 is $225. We filed insurance claims with the insurers with respect to SXM-7 in May 2021. During the three and six months ended June 30, 2021 we recorded insurance recoveries of $140 which have been recorded as a reduction to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income. We collected $17 of insurance recoveries through June 30, 2021 and the remaining $123 is recorded as a receivable in Prepaid expenses and other current assets in our unaudited consolidated balance sheet. At this time, we are unable to reliably estimate the timing and amount of the remaining insurance recoveries and will record the insurance recoveries when they are probable and estimable.
We do not expect our satellite radio service to be impacted by these adverse SXM-7 events. Our XM-3 and XM-4 satellites continue to operate and are expected to support our satellite radio service for several years. In addition, our XM-5

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
satellite remains available as an in-orbit spare. Our SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and is expected to be placed into service during the third quarter of 2021 following the completion of in-orbit testing.

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
The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$21	$21	$42	$41
Finance lease cost	—	1	—	1
Sublease income	—	(1)	(1)	(1)
Total lease cost	$21	$21	$41	$41

During the six months ended June 30, 2021, we ceased using certain leased locations and recorded an impairment charge of $18 to write down the carrying value of the right-of-use assets for these locations to their estimated fair values. Refer to Note 4 for additional information.

(12)Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Sirius XM Canada and SoundCloud.

Liberty Media
As of June 30, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 78% of the outstanding shares of our common stock. Liberty Media has three of its executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

Sirius XM Canada
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, a privately held corporation. We own 591 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share. Sirius XM also made a loan to Sirius XM Canada in the aggregate amount of $131. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. During the six months ended June 30, 2021 and 2020, Sirius XM Canada repaid $2 and $3 of the principal amount of the loan, respectively.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Our related party long-term assets as of June 30, 2021 and December 31, 2020 included the carrying value of our investment balance in Sirius XM Canada of $349 and $332, respectively, and, as of June 30, 2021 and December 31, 2020, also included $124 and $123, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of less than $1 during each of the three months ended June 30, 2021 and 2020 and $1 during each of the six months ended June 30, 2021 and 2020.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income of $26 and $23 for the three months ended June 30, 2021 and 2020, respectively, and $50 and $48 for the six months ended June 30, 2021 and 2020, respectively.

SoundCloud
In February 2020, Sirius XM completed a $75 investment in SoundCloud's Series G Membership Units ("Series G Units"). The Series G Units are convertible at the option of the holders at any time into shares of ordinary membership units of SoundCloud at a ratio of one ordinary membership unit for each Series G Unit. The investment in SoundCloud is accounted for as an equity method investment which is recorded in Related party long-term assets in our unaudited consolidated balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's nine-member board of managers. Sirius XM's share of SoundCloud's net income (loss) was $1 and $(1) for the three months ended June 30, 2021 and 2020, respectively, and $1 and $(1) for the six months ended June 30, 2021 and 2020, respectively, which was recorded in Other income (expense) in our unaudited consolidated statement of comprehensive income.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive US ad sales representative. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. We recorded revenue share expense of $14 and $10 for the three months ended June 30, 2021 and 2020, respectively, and $27 and $22 for the six months ended June 30, 2021 and 2020, respectively. We also had related party liabilities of $19 as of June 30, 2021 related to this agreement.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(13)Debt
Our debt as of June 30, 2021 and December 31, 2020 consisted of the following:

						Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	Principal Amount at June 30, 2021	June 30, 2021	December 31, 2020
Sirius XM (b) (g)	July 2017	3.875% Senior Notes	August 1, 2022	semi-annually on February 1 and August 1	$1,000	$998	$997
Pandora (c) (d)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	193	173	170
Sirius XM (b)	July 2019	4.625% Senior Notes	July 15, 2024	semi-annually on January 15 and July 15	1,500	1,489	1,488
Sirius XM (b)	May 2016	5.375% Senior Notes	July 15, 2026	semi-annually on January 15 and July 15	1,000	994	993
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,490	1,490
Sirius XM (b) (f)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,978	—
Sirius XM (b)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,238	1,237
Sirius XM (b)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,485	1,484
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	June 29, 2023	variable fee paid quarterly	—	—	649
Sirius XM	Various	Finance leases	Various	n/a	n/a	—	1
Total Debt						9,845	8,509
Less: total current maturities (g)						998	1
Less: total deferred financing costs						12	9
Total long-term debt						$8,835	$8,499
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount.
(b)All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed these notes.
(c)Holdings has unconditionally guaranteed all of the payment obligations of Pandora under these notes.
(d)We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the acquisition of Pandora Media, Inc. in 2019. We allocate the principal amount of the 1.75% Convertible Senior Notes due 2023 between the liability and equity components. The value assigned to the debt components of the 1.75% Convertible Senior Notes due 2023 is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the fair value of the debt and this estimated fair value represents the value which has been assigned to the equity component. The equity component is recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the carrying amount of the liability component is recorded as a debt discount and is being amortized to interest expense using the effective interest method through the December 1, 2023 maturity date. The 1.75% Convertible Senior Notes due 2023 were not convertible into common stock and not redeemable as of June 30, 2021. As a result, we have classified the debt as Long-term within our unaudited consolidated balance sheets.
(e)The $1,750 Credit Facility expires in June 2023. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of June 30, 2021.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt. Additionally, the amount available for future borrowing under the Credit Facility is reduced by letters of credit issued for the benefit of Pandora, which were $1 as of June 30, 2021.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(f)On June 21, 2021, Sirius XM issued $2,000 aggregate principal amount of the 4.00% Senior Notes due 2028 with a net original issuance discount and deferred financing costs in the aggregate of $26.
(g)On June 21, 2021, Sirius XM issued a redemption notice pursuant to the indenture governing its 3.875% Senior Notes due 2022 to redeem all of the $1,000 aggregate principal amount outstanding at par value. These Notes have been presented in Current maturities of debt in our June 30, 2021 unaudited consolidated balance sheet.
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
The indenture governing the Pandora 2023 Notes (as defined below) contains covenants that limit Pandora’s ability to merge or consolidate and provides for customary events of default, which include nonpayment of principal or interest, breach of covenants, payment defaults or acceleration of other indebtedness and certain events of bankruptcy.
At June 30, 2021 and December 31, 2020, we were in compliance with our debt covenants.
Pandora Convertible Notes
Pandora's 1.75% Convertible Senior Notes due 2023 (the “Pandora 2023 Notes”) are unsecured, senior obligations of Pandora. Holdings has guaranteed the payment and performance obligations of Pandora under the Pandora 2023 Notes and the indenture governing the Pandora 2023 Notes.
The Pandora 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of June 30, 2021, the conversion rate applicable to the Pandora 2023 Notes was 153.7797 shares of Holdings' common stock per one thousand principal amount of the Pandora 2023 Notes.

(14)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 4,059 and 4,176 shares of common stock issued and 4,058 and 4,173 shares of common stock outstanding on June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, there were 254 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Quarterly Dividends
During the six months ended June 30, 2021, we declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 28, 2021	$0.014641	February 10, 2021	$61	February 26, 2021
April 20, 2021	$0.014641	May 7, 2021	$60	May 28, 2021
Stock Repurchase Program
As of June 30, 2021, our board of directors had approved for repurchase an aggregate of $16,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2021, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,452 shares for $15,252, and $748 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the six months ended:

	June 30, 2021		June 30, 2020
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases (a)	138	$844	70	$408
(a)As of June 30, 2021, $7 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our consolidated balance sheets and consolidated statement of stockholders’ equity (deficit).
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of June 30, 2021 and December 31, 2020.

(15)Benefit Plans
We recognized share-based payment expense of $47 and $52 for the three months ended June 30, 2021 and 2020, respectively, and $98 and $107 for the six months ended June 30, 2021 and 2020, respectively.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the Compensation Committee of our Board of Directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of June 30, 2021, 138 shares of common stock were available for future grants under the 2015 Plan.
In February 2021, the Compensation Committee of our Board of Directors approved a modification to the design of our long-term equity compensation program for our senior management. The Compensation Committee intends to award equity-based compensation to our senior management in the form of: 25% stock options, which awards will vest in installments on the first three anniversaries of the date of grant; 25% restricted stock units, which awards will vest in installments on the first three anniversaries of the date of grant; 25% PRSUs, which will cliff vest on the third anniversary of the date of grant after a two-year performance period if the free cash flow target established by the Compensation Committee is achieved; and 25% PRSUs, which will cliff vest after a three-year performance period based on the performance of our common stock relative to the companies included in the S&P 500 Index. We refer to this performance measure as a relative “TSR” or “total stockholder

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
return” metric. PRSUs based on the relative total stockholder return metric will only vest if our performance achieves at least the 25th percentile, with a target payout requiring performance at the 50th percentile. The settlement of PRSUs earned in respect of the applicable three-year performance period will be generally subject to the executive’s continued employment with us through the date the total stockholder return performance is certified by the Compensation Committee.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	0.3%	0.3%	0.6%	1.3%
Expected life of options — years	2.71	3.80	6.06	3.82
Expected stock price volatility	34%	36%	33%	25%
Expected dividend yield	1.0%	0.9%	1.0%	0.7%
The following table summarizes stock option activity under our share-based plans for the six months ended June 30, 2021:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	184	$4.73
Granted	53	$6.14
Exercised	(55)	$3.98
Forfeited, cancelled or expired	(2)	$6.33
Outstanding as of June 30, 2021	180	$5.36	5.85	$225
Exercisable as of June 30, 2021	101	$4.67	4.57	$195
The weighted average grant date fair value per stock option granted during the six months ended June 30, 2021 was $1.78.  The total intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $130 and $39, respectively.  During the six months ended June 30, 2021, the number of net settled shares issued as a result of stock option exercises was 18.
We recognized share-based payment expense associated with stock options of $11 and $12 for the three months ended June 30, 2021 and 2020, respectively, and $22 and $23 for the six months ended June 30, 2021 and 2020, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the six months ended June 30, 2021:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2020	75	$6.06
Granted	13	$6.03
Vested	(9)	$6.05
Forfeited	(5)	$6.05
Nonvested as of June 30, 2021	74	$6.06
The total intrinsic value of restricted stock units, including PRSUs, vesting during the six months ended June 30, 2021 and 2020 was $54 and $77, respectively. During the six months ended June 30, 2021, the number of net settled shares issued as a result of restricted stock units vesting totaled 5. During the six months ended June 30, 2021, we granted 7 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the six months ended June 30, 2021, we granted less than 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the six months ended June 30, 2021.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $36 and $40 for the three months ended June 30, 2021 and 2020, respectively, and $76 and $84 for the six months ended June 30, 2021 and 2020, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at June 30, 2021 and December 31, 2020 was $413 and $385, respectively.  The total unrecognized compensation costs at June 30, 2021 are expected to be recognized over a weighted-average period of 2.2 years.
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
We recognized expenses of $8 and $3 for the three months ended June 30, 2021 and 2020, respectively, and $13 and $8 for the six months ended June 30, 2021 and 2020, respectively, in connection with the Sirius XM and Pandora Plans.
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
Contributions to the DCP, net of withdrawals, were less than $1 and $1 for the three months ended June 30, 2021 and 2020, respectively, and $3 and $7 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
December 31, 2020, the fair value of the investments held in the trust were $53 and $46, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of comprehensive income.  We recorded unrealized gains (losses) on investments held in the trust of $3 and $4 for the three months ended June 30, 2021 and 2020, respectively, and $4 and $(1) for the six months ended June 30, 2021 and 2020, respectively.

(16)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of June 30, 2021:

	2021	2022	2023	2024	2025	Thereafter	Total
Debt obligations	$1,000	$—	$193	$1,500	$—	$7,250	$9,943
Cash interest payments	187	422	415	409	339	1,028	2,800
Satellite and transmission	27	3	2	2	2	10	46
Programming and content	202	374	291	169	122	195	1,353
Sales and marketing	28	45	13	3	3	6	98
Satellite incentive payments	4	7	7	8	7	23	56
Operating lease obligations	35	71	62	49	47	135	399
Royalties, minimum guarantees and other	218	399	533	23	6	—	1,179
Total (1)	$1,701	$1,321	$1,516	$2,163	$526	$8,647	$15,874
(1)The table does not include our reserve for uncertain tax positions, which at June 30, 2021 totaled $26.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. Certain of our content agreements also contain minimum guarantees. During the six months ended June 30, 2021, we prepaid $5 in content costs related to minimum guarantees. As of June 30, 2021, we had future fixed minimum guarantee commitments of $700, of which $265 will be paid in 2021 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
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
We have also entered into various agreements with third parties for general operating purposes. The cost of our common stock acquired in our capital return program but not paid for as of June 30, 2021 was also included in this category.
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

Copyright Royalty Board Proceeding to Determine the Rate for Statutory Webcasting. On June 11, 2021, the Copyright Royalty Board (the “CRB”) of the Library of Congress issued its initial determination regarding the royalty rates payable by us under the statutory license by which webcasters perform sound recordings via digital transmission over the internet and make ephemeral (server) copies of those recordings during the five-year period starting January 1, 2021 and ending on December 31, 2025. Because the proceeding focuses on setting statutory rates for non-interactive online music streaming (commonly identified as “webcasting”), the proceeding sets the rates that our Pandora business pays for statutorily licensed music streaming on its free, ad-supported service (and for the non-interactive music streaming that occurs on its subscription tiers), and that our Sirius XM business pays for music streaming on its subscription internet radio service.

This proceeding does not set the rates that we pay for our other music offerings (such as our satellite radio or business establishment services) and does not affect the rates we pay music publishers for our services, which are covered under different licenses. The statutory rates set in this proceeding will, however, affect the amount we pay for streaming on Pandora under certain of its direct licenses with sound recording copyright owners (i.e., record companies). The royalty rates under many of those direct licenses, which cover a large majority of the sound recordings that we perform on Pandora, are indexed to the statutory rates established in this proceeding.

Under the terms of the CRB’s decision, the statutory royalty rate in 2021 will be $0.0021 per performance for non-subscription transmissions (such as offered by the Pandora ad-supported business) and $0.0026 per performance for subscription transmissions (such as offered by the Sirius XM internet radio service). The rate for 2020 was $0.0018 per performance for non-subscription transmissions and $0.0024 per performance for subscription transmissions. The rates announced by the CRB in this initial determination for 2021 are an approximate 17% increase in the rates for non-subscription transmissions and an approximate 8% increase in the rates for subscription transmissions, in each case over the rates in effect during 2020. Rates for the remainder of the five-year period are subject to adjustment each year by the CRB to reflect any changes occurring in the cost of living as determined by the most recent Consumer Price Index for All Urban Consumers.

Once the CRB has provided the Register of Copyrights with sixty days to review the determination for any legal error, the Librarian of Congress will publish the final determination in the Federal Register. The parties will have thirty days from that publication to appeal the decision to the U.S. Court of Appeals for the District of Columbia Circuit.

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

(17)Income Taxes
We file a consolidated federal income tax return for all of our wholly owned subsidiaries.  For the three months ended June 30, 2021 and 2020, income tax expense was $127 and $74, respectively, and $65 and $154 for the six months ended June 30, 2021 and 2020, respectively.
Our effective tax rate for the three months ended June 30, 2021 and 2020 was 22.7% and 23.3%, respectively. Our effective tax rate for the six months ended June 30, 2021 and 2020 was 9.1% and 22.3%, respectively. The effective tax rate for the three months ended June 30, 2021 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the six months ended June 30, 2021 was primarily impacted by a $95 benefit associated with a state tax audit settlement. The effective tax rates for the three and six months ended June 30, 2020 were primarily impacted by federal and state tax credits and the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2021 will be approximately 17%.
As of June 30, 2021 and December 31, 2020, we had a valuation allowance related to deferred tax assets of $76 and $54, respectively, that were not likely to be realized due to due to the timing of certain federal and state net operating loss limitations.
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
Under the Internal Revenue Code, two corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. As of June 30, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 78% of the outstanding shares of our common stock. We expect that Liberty Media could beneficially own, directly and indirectly, over 80% of the outstanding shares of our common stock at some time in 2021, and Holdings and Liberty Media would then become members of the same consolidated tax group. Should that happen, the tax sharing agreement would govern certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis.
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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had less than $1 of intersegment advertising revenue during each of the three and six months ended June 30, 2021 and 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Segment revenue and gross profit were as follows during the period presented:

	For the Three Months Ended June 30, 2021
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$1,508	$133	$1,641
Advertising revenue	46	383	429
Equipment revenue	51	—	51
Other revenue	38	—	38
Total revenue	1,643	516	2,159
Cost of services (a)	(647)	(323)	(970)
Segment gross profit	$996	$193	$1,189
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended June 30, 2021
Segment Gross Profit	$1,189
Subscriber acquisition costs	(89)
Sales and marketing (a)	(227)
Engineering, design and development (a)	(59)
General and administrative (a)	(114)
Depreciation and amortization	(131)
Share-based payment expense	(47)
Impairment, restructuring and acquisition costs	136
Total other (expense) income	(98)
Consolidated income before income taxes	$560
(a)     Share-based payment expense of $12 related to cost of services, $13 related to sales and marketing, $6 related to engineering, design and development and $16 related to general and administrative has been excluded.

	For the Three Months Ended June 30, 2020
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$1,453	$125	$1,578
Advertising revenue	25	211	236
Equipment revenue	25	—	25
Other revenue	35	—	35
Total revenue	1,538	336	1,874
Cost of services (b)	(593)	(263)	(856)
Segment gross profit	$945	$73	$1,018

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended June 30, 2020
Segment Gross Profit	$1,018
Subscriber acquisition costs	(48)
Sales and marketing (b)	(201)
Engineering, design and development (b)	(52)
General and administrative (b)	(102)
Depreciation and amortization	(124)
Share-based payment expense	(52)
Impairment, restructuring and acquisition costs	(24)
Total other (expense) income	(98)
Consolidated income before income taxes	$317
(b)     Share-based payment expense of $10 related to cost of services, $16 related to sales and marketing, $9 related to engineering, design and development and $17 related to general and administrative has been excluded.

	For the Six Months Ended June 30, 2021
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$2,989	$263	$3,252
Advertising revenue	87	696	783
Equipment revenue	108	—	108
Other revenue	74	—	74
Total revenue	3,258	959	4,217
Cost of services (c)	(1,270)	(630)	(1,900)
Segment gross profit	$1,988	$329	$2,317
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Six Months Ended June 30, 2021
Segment Gross Profit	$2,317
Subscriber acquisition costs	(175)
Sales and marketing (c)	(428)
Engineering, design and development (c)	(113)
General and administrative (c)	(220)
Depreciation and amortization	(263)
Share-based payment expense	(98)
Impairment, restructuring and acquisition costs	(108)
Total other (expense) income	(195)
Consolidated income before income taxes	$717
(c)     Share-based payment expense of $22 related to cost of services, $28 related to sales and marketing, $17 related to engineering, design and development and $31 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	For the Six Months Ended June 30,2020
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$2,910	$253	$3,163
Advertising revenue	69	452	521
Equipment revenue	66	—	66
Other revenue	76	—	76
Total revenue	3,121	705	3,826
Cost of services (d)	(1,186)	(509)	(1,695)
Segment gross profit	$1,935	$196	$2,131
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Six Months Ended June 30, 2020
Segment Gross Profit	$2,131
Subscriber acquisition costs	(147)
Sales and marketing (d)	(409)
Engineering, design and development (d)	(112)
General and administrative (d)	(193)
Depreciation and amortization	(256)
Share-based payment expense	(107)
Impairment, restructuring and acquisition costs	(24)
Total other (expense) income	(193)
Consolidated income before income taxes	$690
(d)     Share-based payment expense of $21 related to cost of services, $33 related to sales and marketing, $20 related to engineering, design and development and $33 related to general and administrative has been excluded.
A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of June 30, 2021, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and six months ended June 30, 2021 and 2020.

(19)Subsequent Events
Capital Return Program
For the period from July 1, 2021 to July 23, 2021 we repurchased 8 shares of our common stock on the open market for an aggregate purchase price of $55, including fees and commissions.
On July 19, 2021, our board of directors declared a quarterly dividend on our common stock in the amount of $0.014641 per share of common stock payable on August 30, 2021 to stockholders of record as of the close of business on August 6, 2021.
On July 19, 2021, our board of directors approved an additional $2,000 of common stock repurchases, increasing our total authorization to $18,000 since the inception of the program.

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
Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•We face substantial competition and that competition is likely to increase over time
•If our efforts to attract and retain subscribers and listeners, or convert listeners into subscribers, are not successful, our business will be adversely affected
•We engage in extensive marketing efforts and the continued effectiveness of those efforts is an important part of our business
•We rely on third parties for the operation of our business, and the failure of third parties to perform could adversely affect our business
•We may not realize the benefits of acquisitions or other strategic investments and initiatives
•A substantial number of our Sirius XM service subscribers periodically cancel their subscriptions and we cannot predict how successful we will be at retaining customers
•Our ability to profitably attract and retain subscribers to our Sirius XM service as our marketing efforts reach more price-sensitive consumers is uncertain
•Our business depends in part upon the auto industry; vehicle production and sales are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence, fuel costs and component supply shortages
•The impact of COVID-19, including its variant strains, on our business
•Failure of our satellites would significantly damage our business
•Our Sirius XM service may experience harmful interference from wireless operations
•Our Pandora ad-supported business has suffered a substantial and consistent loss of monthly active users, which may adversely affect our Pandora business
•Our failure to convince advertisers of the benefits of our Pandora ad-supported service could harm our business
•If we are unable to maintain revenue growth from our advertising products, particularly in mobile advertising, our results of operations will be adversely affected
•Changes to mobile operating systems and browsers may hinder our ability to sell advertising and market our services
•If we fail to accurately predict and play music, comedy or other content that our Pandora listeners enjoy, we may fail to retain existing and attract new listeners
•Privacy and data security laws and regulations may hinder our ability to market our services, sell advertising and impose legal liabilities
•Consumer protection laws and our failure to comply with them could damage our business
•Failure to comply with FCC requirements could damage our business

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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of June 30, 2021, our Sirius XM business had approximately 34.5 million subscribers.

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

Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of June 30, 2021, Pandora had approximately 6.6 million subscribers.
The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service which is sold under the SXM Media brand. We also derive subscription revenue from our Pandora Plus and Pandora Premium subscribers.
Our Pandora business also sells advertising on audio platforms and in podcasts unaffiliated with us. Pandora is the exclusive US ad sales representative for SoundCloud. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. We also have arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz, Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. As of June 30, 2021, our Pandora business had approximately 55.1 million monthly active users.
In February 2020, Sirius XM completed a $75 investment in SoundCloud. SoundCloud is a next-generation music entertainment company, powered by an ecosystem of artists, listeners, and curators on the pulse of what's new, now and next in culture. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment. The minority investment complements the existing ad sales relationship between SoundCloud and Pandora.
In June 2020, Sirius XM acquired Simplecast for $28 in cash. Simplecast is a podcast management and analytics platform. Refer to Note 3 to our unaudited consolidated financial statements for more information on this acquisition.
In October 2020, Sirius XM acquired the assets of Stitcher from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for total consideration of $302, which included $266 in cash and $36 related to contingent consideration. As of June 30, 2021, we will potentially make up to $49 in additional payments to Scripps related to the contingent consideration based on Stitcher's 2020 results and its achievement of certain financial metrics in 2021. The acquisition of Stitcher, in conjunction with Simplecast, creates a full-service platform for podcast creators, publishers and advertisers. Refer to Note 3 to our unaudited consolidated financial statements for more information on this acquisition.

Liberty Media
As of June 30, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 78% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Results of Operations
Set forth below are our results of operations for the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2021 vs 2020 Change
					Three Months		Six Months
	2021	2020	2021	2020	Amount	%	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,508	$1,453	$2,989	$2,910	$55	4%	$79	3%
Advertising revenue	46	25	87	69	21	84%	18	26%
Equipment revenue	51	25	108	66	26	104%	42	64%
Other revenue	38	35	74	76	3	9%	(2)	(3)%
Total Sirius XM revenue	1,643	1,538	3,258	3,121	105	7%	137	4%
Pandora:
Subscriber revenue	133	125	263	253	8	6%	10	4%
Advertising revenue	383	211	696	452	172	82%	244	54%
Total Pandora revenue	516	336	959	705	180	54%	254	36%
Total consolidated revenue	2,159	1,874	4,217	3,826	285	15%	391	10%
Cost of services
Sirius XM:
Revenue share and royalties	387	365	766	731	22	6%	35	5%
Programming and content	125	104	243	216	21	20%	27	13%
Customer service and billing	105	99	202	192	6	6%	10	5%
Transmission	36	30	70	57	6	20%	13	23%
Cost of equipment	4	4	9	8	—	—%	1	13%
Total Sirius XM cost of services	657	602	1,290	1,204	55	9%	86	7%
Pandora:
Revenue share and royalties	275	222	537	426	53	24%	111	26%
Programming and content	11	6	22	12	5	83%	10	83%
Customer service and billing	23	23	42	48	—	—%	(6)	(13)%
Transmission	16	13	31	26	3	23%	5	19%
Total Pandora cost of services	325	264	632	512	61	23%	120	23%
Total consolidated cost of services	982	866	1,922	1,716	116	13%	206	12%
Subscriber acquisition costs	89	48	175	147	41	85%	28	19%
Sales and marketing	240	217	456	442	23	11%	14	3%
Engineering, design and development	65	61	130	132	4	7%	(2)	(2)%
General and administrative	130	119	251	226	11	9%	25	11%
Depreciation and amortization	131	124	263	256	7	6%	7	3%
Impairment, restructuring and acquisition costs	(136)	24	108	24	(160)	(667)%	84	350%
Total operating expenses	1,501	1,459	3,305	2,943	42	3%	362	12%
Income from operations	658	415	912	883	243	59%	29	3%
Other (expense) income:
Interest expense	(103)	(102)	(203)	(201)	(1)	(1)%	(2)	(1)%
Other income	5	4	8	8	1	25%	—	—%
Total other (expense) income	(98)	(98)	(195)	(193)	—	—%	(2)	(1)%
Income before income taxes	560	317	717	690	243	77%	27	4%
Income tax expense	(127)	(74)	(65)	(154)	(53)	(72)%	89	58%
Net income	$433	$243	$652	$536	$190	78%	$116	22%

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended June 30, 2021 and 2020, subscriber revenue was $1,508 and $1,453, respectively, an increase of 4%, or $55. For the six months ended June 30, 2021 and 2020, subscriber revenue was $2,989 and $2,910, respectively, an increase of 3% or $79. The increases were primarily driven by growth in our self-pay subscriber base of 3% driving higher self-pay revenue and U.S. Music Royalty Fees, partially offset by lower revenue generated from automakers offering paid promotional subscriptions.
We expect subscriber revenues to increase based on the growth of our self-pay subscriber base, increases in the average price charged and the sale of additional services to subscribers.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended June 30, 2021 and 2020, advertising revenue was $46 and $25, respectively, an increase of 84%, or $21. For the six months ended June 30, 2021 and 2020, advertising revenue was $87 and $69, respectively, an increase of 26% or $18. The increases were due to higher advertising as we continue to recover to pre-COVID-19 levels primarily on news and sports channels.
We expect our Sirius XM advertising revenue to grow as we continue our recovery to pre-COVID-19 levels.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended June 30, 2021 and 2020, equipment revenue was $51 and $25, respectively, an increase of 104%, or $26. For the six months ended June 30, 2021 and 2020, equipment revenue was $108 and $66, respectively, an increase of 64% or $42. The increases were driven by higher royalty revenue from new vehicle production as automakers pushed to get back to pre-COVID-19 manufacturing levels and due to our transition to a new generation of chipsets.
We expect equipment revenue to remain relatively flat as volume of chipsets sold increases, offset by lower revenue per unit sold.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, our connected vehicle services, and ancillary revenues.
For the three months ended June 30, 2021 and 2020, other revenue was $38 and $35, respectively, an increase of 9%, or $3. For the six months ended June 30, 2021 and 2020, other revenue was $74 and $76, respectively, a decrease of 3% or $2. The increase for the three month period was primarily driven by higher revenue generated by our connected vehicle services and Sirius XM Canada. The decrease for the six month period was primarily driven by lower revenue generated by our rental car arrangements.
We expect other revenue to remain relatively flat.
Pandora Revenue
Pandora Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions as well as Stitcher podcast subscriptions.
For the three months ended June 30, 2021 and 2020, Pandora subscriber revenue was $133 and $125, respectively, an increase of 6%, or $8. For the six months ended June 30, 2021 and 2020, Pandora subscriber revenue was $263 and $253, respectively, an increase of 4% or $10. The increases were primarily driven by growth in our subscriber base and the inclusion of Stitcher.
We expect Pandora subscriber revenues to remain relatively flat.

Pandora Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended June 30, 2021 and 2020, Pandora advertising revenue was $383 and $211, respectively, an increase of 82%, or $172. For the six months ended June 30, 2021 and 2020, Pandora advertising revenue was $696 and $452, respectively, an increase of 54% or $244. The increases were primarily due to growth in Pandora owned and operated revenue from higher sell-through, increases in the price of advertising sold, the inclusion of Stitcher as well as increased revenue from AdsWizz.
We expect our advertising revenue to increase due to off-platform advertising opportunities.
Total Consolidated Revenue
Total Consolidated Revenue for the three months ended June 30, 2021 and 2020, was $2,159 and $1,874, respectively, an increase of 15%, or $285. Total Consolidated Revenue for the six months ended June 30, 2021 and 2020, was $4,217 and $3,826, respectively, an increase of 10% or $391.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, transmission and equipment expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the three months ended June 30, 2021 and 2020, revenue share and royalties were $387 and $365, respectively, an increase of 6%, or $22, but decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2021 and 2020, revenue share and royalties were $766 and $731, respectively, an increase of 5% or $35, and increased as a percentage of total Sirius XM revenue. The increases were driven by overall greater revenues subject to music royalties and revenue share.
We expect our Sirius XM revenue share and royalty costs to increase as our revenues grow.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended June 30, 2021 and 2020, programming and content expenses were $125 and $104, respectively, an increase of 20%, or $21, and increased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2021 and 2020, programming and content expenses were $243 and $216, respectively, an increase of 13% or $27, and increased as a percentage of total Sirius XM revenue. The increases were driven by higher content licensing costs.
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
For the three months ended June 30, 2021 and 2020, customer service and billing expenses were $105 and $99, respectively, an increase of 6%, or $6, but decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2021 and 2020, customer service and billing expenses were $202 and $192, respectively, an increase of 5%, or $10, and increased as a percentage of total Sirius XM revenue. The increases were driven by higher transaction costs, partially offset by lower bad debt expense.
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
For the three months ended June 30, 2021 and 2020, transmission expenses were $36 and $30, respectively, an increase of 20%, or $6, and increased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2021 and 2020, transmission expenses were $70 and $57, respectively, an increase of 23%, or $13, and increased as a percentage of total Sirius XM revenue. The increases were primarily driven by higher cloud hosting and wireless costs associated with our 360L platform, streaming content and our connected vehicle services.
We expect our Sirius XM transmission expenses to increase as costs associated with our 360L platform and investments in internet streaming grow.
Sirius XM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For each of the three months ended June 30, 2021 and 2020, cost of equipment was $4. For the six months ended June 30, 2021 and 2020, cost of equipment was $9 and $8, respectively, an increase of 13% or $1, and increased as a percentage of total Sirius XM revenue. The increase for the six month period was driven by higher inventory reserves.
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
For the three months ended June 30, 2021 and 2020, revenue share and royalties were $275 and $222, respectively, an increase of 24%, or $53, but decreased as a percentage of total Pandora revenue. For the six months ended June 30, 2021 and 2020, revenue share and royalties were $537 and $426, respectively, an increase of 26%, or $111, but decreased as a percentage of total Pandora revenue. The increases were primarily due to higher royalty rates, owned and operated revenue as well as higher AdsWizz revenue, the inclusion of Stitcher and the growth in other off-platform revenue.
We expect our Pandora revenue share to increase as off-platform revenue increases and our royalty costs to increase due to higher music royalty rates.
Pandora Programming and Content includes costs to produce live listener events and promote content.
For the three months ended June 30, 2021 and 2020, programming and content expenses were $11 and $6, respectively, an increase of 83%, or $5, and increased as a percentage of total Pandora revenue. For the six months ended June 30, 2021 and 2020, programming and content expenses were $22 and $12, respectively, an increase of 83%, or $10, and increased as a percentage of total Pandora revenue. The increases were primarily attributable to higher license and production costs driven by the inclusion of Stitcher.
We expect our Pandora programming and content costs to increase as we offer additional programming and continue to produce live listener events and promotions.
Pandora Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores, and bad debt expense.
For each of the three months ended June 30, 2021 and 2020, customer service and billing expenses were $23. For the six months ended June 30, 2021 and 2020, customer service and billing expenses were $42 and $48, respectively, a decrease of 13%, or $6, and decreased as a percentage of total Pandora revenue. The decrease was primarily driven by lower bad debt expense.

We expect our Pandora customer service and billing costs to increase as our advertising revenue grows.
Pandora Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended June 30, 2021 and 2020, transmission expenses were $16 and $13, respectively, an increase of 23%, or $3, but decreased as a percentage of total Pandora revenue. For the six months ended June 30, 2021 and 2020, transmission expenses were $31 and $26, respectively, an increase of 19%, or $5, but decreased as a percentage of total Pandora revenue. The increases were driven by higher streaming costs.
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
For the three months ended June 30, 2021 and 2020, subscriber acquisition costs were $89 and $48, respectively, an increase of 85%, or $41, and increased as a percentage of total revenue. For the six months ended June 30, 2021 and 2020, subscriber acquisition costs were $175 and $147, respectively, an increase of 19%, or $28, and increased as a percentage of total revenue. The increases were driven by higher OEM installations following factory shutdowns in the second quarter of 2020 associated with the COVID-19 pandemic; partially offset by lower subsidies from contract improvements with certain automakers and, to a lesser extent, lower costs resulting from silicon supply constraints in 2021.
We expect subscriber acquisition costs to fluctuate with OEM installations. We intend to continue to offer subsidies and other incentives to induce OEMs to include our technology in their vehicles.
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
For the three months ended June 30, 2021 and 2020, sales and marketing expenses were $240 and $217, respectively, an increase of 11%, or $23, but decreased as a percentage of total revenue. For the six months ended June 30, 2021 and 2020, sales and marketing expenses were $456 and $442, respectively, an increase of 3%, or $14, but decreased as a percentage of total revenue. The increase for the three month period was primarily due to higher personnel-related costs and trial-related direct marketing costs. The increase for the six month period was primarily due to higher personnel-related costs.
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
For the three months ended June 30, 2021 and 2020, engineering, design and development expenses were $65 and $61, respectively, an increase of 7%, or $4, but decreased as a percentage of total revenue. For the six months ended June 30, 2021 and 2020, engineering, design and development expenses were $130 and $132, respectively, a decrease of 2%, or $2, and decreased as a percentage of total revenue. The increase for the three month period was driven by higher personnel-related costs partially offset by lower research and development costs. The decrease for the six month period was driven by lower research and development costs, partially offset by higher personnel-related costs.

We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended June 30, 2021 and 2020, general and administrative expenses were $130 and $119, respectively, an increase of 9%, or $11, but decreased as a percentage of total revenue. For the six months ended June 30, 2021 and 2020, general and administrative expenses were $251 and $226, respectively, an increase of 11%, or $25, and increased as a percentage of total revenue. The increase for the three month period was driven by the closure of a sales and use tax audit in 2020 which resulted in lower tax expense during the three months ended June 30, 2020, and higher personnel-related and consulting costs. The increase for the six month period was primarily driven by the closure of a sales and use tax audit in 2020 which resulted in lower tax expense during the six months ended June 30, 2020, gains recorded on our deferred compensation investments during the six months ended June 30, 2021 compared to losses recorded on our deferred compensation investments during the six months ended June 30, 2020 as well as higher personnel-related, consulting and technology related costs.
We expect our general and administrative expenses to increase to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended June 30, 2021 and 2020, depreciation and amortization expense was $131 and $124, respectively. For the six months ended June 30, 2021 and 2020, depreciation and amortization expense was $263 and $256, respectively. The increases were primarily driven by developed software placed in service.
Impairment, Restructuring and Acquisition Costs represents impairment charges, net of insurance recoveries, associated with the carrying amount of an asset exceeding the asset's fair value, and restructuring expenses associated with the abandonment of certain leased office spaces.
For the three months ended June 30, 2021 and 2020, impairment, restructuring and acquisition costs were $(136) and $24, respectively. For the six months ended June 30, 2021 and 2020, impairment, restructuring and acquisition costs were $108 and $24, respectively. During the three months ended June 30, 2021, we recorded insurance recoveries related to our SXM-7 satellite of $140 which was partially offset by acquisition and restructuring costs of $3. During the six month period ended June 30, 2021, we also recorded $220 to write down the value of our SXM-7 satellite after it experienced failures of certain payload units during in-orbit testing, and restructuring costs of $25 resulting from the termination of leased office space. During the three and six months ended June 30, 2020, we recorded costs of $24 associated with the termination of the Automatic service and costs associated with the acquisition of Simplecast.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended June 30, 2021 and 2020, interest expense was $103 and $102, respectively. For the six months ended June 30, 2021 and 2020, interest expense was $203 and $201, respectively. The increases were primarily driven by a higher average outstanding balance on our Credit Facility and to the issuance of our 4.000% Senior Notes due 2028 as well as lower capitalized interest, partially offset by lower interest rates.
Other Income primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For the three months ended June 30, 2021 and 2020, other income was $5 and $4, respectively. For each of the six months ended June 30, 2021 and 2020, other income was $8. For the three and six months ended June 30, 2021, we recorded our share of Sirius XM Canada's net income, interest earned on our loan to Sirius XM Canada, and trading gains associated with the investments held for our Deferred Compensation Plan; partially offset by losses on other investments. For the three and six months ended June 30, 2020, we recorded our share of Sirius XM Canada's net income and interest earned on our loan to Sirius XM Canada; partially offset by trading losses associated with the investments held for our Deferred Compensation Plan and losses on other investments. During the six months ended June 30, 2020, we also recorded a one-time lawsuit settlement of $7.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended June 30, 2021 and 2020, income tax expense was $127 and $74, respectively. For the six months ended June 30, 2021 and 2020, income tax expense was $65 and $154, respectively.
Our effective tax rate for the three months ended June 30, 2021 and 2020 was 22.7% and 23.3%, respectively. Our effective tax rate for the six months ended June 30, 2021 and 2020 was 9.1% and 22.3%, respectively. The effective tax rate for the three months ended June 30, 2021 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the six months ended June 30, 2021 was primarily impacted by a $95 benefit associated with a state tax audit settlement. The effective tax rates for the three and six months ended June 30, 2020 were primarily impacted by federal and state tax credits and the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2021 will be approximately 17%.

Key Financial and Operating Performance Metrics
In this section, we present certain financial performance measures, some of which are presented as Non-GAAP items, which include free cash flow and adjusted EBITDA. We also present certain operating performance measures. Our adjusted EBITDA excludes the impact of share-based payment expense and certain purchase price accounting adjustments related to the merger of Sirius and XM ("XM Merger") and our February 2019 acquisition of Pandora ("the Pandora Acquisition").  Additionally, when applicable, our adjusted EBITDA metric excludes the effect of significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial and operating performance measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. See the accompanying glossary on pages 48 through 51 for more details and for the reconciliation to the most directly comparable GAAP measure (where applicable).
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
Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the glossary (pages 48 through 51) for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in Sirius XM's subscriber count or subscriber-based operating metrics.

Set forth below are our subscriber balances as of June 30, 2021 compared to June 30, 2020.

	As of June 30,		2021 vs 2020 Change
(subscribers in thousands)	2021	2020	Amount	%
Sirius XM
Self-pay subscribers	31,368	30,311	1,057	3%
Paid promotional subscribers	3,108	3,939	(831)	(21)%
Ending subscribers	34,476	34,250	226	1%
Traffic users	9,234	9,414	(180)	(2)%
Sirius XM Canada subscribers	2,578	2,607	(29)	(1)%

Pandora
Monthly active users - all services	55,137	59,604	(4,467)	(7)%
Self-pay subscribers	6,510	6,246	264	4%
Paid promotional subscribers	67	56	11	20%
Ending subscribers	6,577	6,302	275	4%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2021 vs 2020 Change
					Three Months		Six Months
(subscribers in thousands)	2021	2020	2021	2020	Amount	%	Amount	%
Sirius XM
Self-pay subscribers	355	264	481	333	91	34%	148	44%
Paid promotional subscribers	(378)	(780)	(719)	(992)	402	52%	273	28%
Net additions	(23)	(516)	(238)	(659)	493	96%	421	(64)%
Weighted average number of subscribers	34,473	34,288	34,468	34,556	185	1%	(88)	—%
Average self-pay monthly churn	1.5%	1.6%	1.6%	1.7%	(0.1)%	(6)%	(0.1)%	(6)%
ARPU (1)	$14.57	$13.96	$14.43	$13.95	$0.61	4%	$0.48	3%
SAC, per installation	$15.20	$20.14	$12.93	$20.14	$(4.94)	(25)%	$(7.21)	(36)%
Pandora
Self-pay subscribers	118	32	231	81	86	269%	150	185%
Paid promotional subscribers	3	4	5	7	(1)	(25)%	(2)	29%
Net additions	121	36	236	88	85	236%	148	(168)%
Weighted average number of subscribers	6,518	6,223	6,451	6,233	295	5%	218	3%
ARPU	$6.67	$6.70	$6.67	$6.77	$(0.03)	—%	$(0.10)	(1)%
Ad supported listener hours (in billions)	3.03	3.29	5.90	6.41	(0.26)	(8)%	(0.51)	(8)%
Advertising revenue per thousand listener hours (RPM)	$100.35	$55.23	$93.26	$61.23	$45.12	82%	$32.03	52%
Licensing costs per thousand listener hours (LPM)	$44.46	$37.16	$44.89	$37.12	$7.30	20%	$7.77	21%
Licensing costs per paid subscriber (LPU)	$4.18	$4.06	$4.19	$4.08	$0.12	3%	$0.11	3%
Total Company
Adjusted EBITDA	$700	$615	$1,381	$1,254	$85	14%	$127	10%
Free cash flow	$550	$503	$761	$851	$47	9%	$(90)	(11)%
(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $47 and $42 for the three months ended June 30, 2021 and 2020, respectively, and $92 and $86 for the six months ended June 30, 2021 and 2020, respectively.

Sirius XM
Subscribers. At June 30, 2021, Sirius XM had approximately 34,476 subscribers, an increase of 226, from the approximately 34,250 subscribers as of June 30, 2020. The increase was due to the growth in our self-pay subscriber base as a result of vehicle sales growth, lower churn rate, and higher new vehicle penetration rate, partially offset by the decrease in paid promotional subscribers generated by automakers driven by a shift to shorter paid trials and unpaid trials.
For the three months ended June 30, 2021 and 2020, net subscriber additions were (23) and (516), respectively. For the six months ended June 30, 2021 and 2020, net subscriber additions were (238) and (659), respectively. Paid promotional subscribers decreased due to a shift to shorter paid or free trials at certain automakers, and to a lesser extent, lower vehicle shipments due to silicon supply constraints. Self-pay net additions increased driven by higher conversion from vehicle sales growth and lower non-pay churn and voluntary churn.
Traffic Users. We offer services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems. At June 30, 2021, Sirius XM had approximately 9,234 traffic users, a decrease of 180 users, or 2%, from the approximately 9,414 traffic users as of June 30, 2020.
Sirius XM Canada Subscribers. At June 30, 2021, Sirius XM Canada had approximately 2,578 subscribers, a decrease of 29, or 1%, from the approximately 2,607 Sirius XM Canada subscribers as of June 30, 2020.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 48 through 51 for more details.)
For the three months ended June 30, 2021 and 2020, our average self-pay monthly churn rate was 1.5% and 1.6%, respectively. For the six months ended June 30, 2021 and 2020, our average self-pay monthly churn rate was 1.6% and 1.7%, respectively. The decreases were driven by lower non-pay churn and voluntary churn.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 48 through 51 for more details.)
For the three months ended June 30, 2021 and 2020, subscriber ARPU - Sirius XM was $14.57 and $13.96, respectively. For the six months ended June 30, 2021 and 2020, subscriber ARPU - Sirius XM was $14.43 and $13.95, respectively. The increases were driven by higher advertising revenue as we continue to recover to pre-COVID-19 levels, the decline in paid trials, and an increase in certain subscription rates and the U.S. Music Royalty Fee .
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 48 through 51 for more details.)
For the three months ended June 30, 2021 and 2020, SAC, per installation, was $15.20 and $20.14, respectively. For the six months ended June 30, 2021 and 2020, SAC, per installation, was $12.93 and $20.14, respectively. The decreases were driven by reductions to OEM hardware subsidy rates.
Pandora
Monthly Active Users. At June 30, 2021, Pandora had approximately 55,137 monthly active users, a decrease of 4,467 monthly active users, or 7%, from the 59,604 monthly active users as of June 30, 2020. The decrease in monthly active users was driven by a decline in the number of new users.
Subscribers. At June 30, 2021, Pandora had approximately 6,577 subscribers, an increase of 275, or 4%, from the approximately 6,302 subscribers as of June 30, 2020.
For the three months ended June 30, 2021 and 2020, net subscriber additions were 121 and 36, respectively. For the six months ended June 30, 2021 and 2020, net subscriber additions were 236 and 88, respectively. The increases were a function of lower churn.
ARPU is defined as average monthly revenue per paid subscriber on our Pandora subscription services. (See the accompanying glossary on pages 48 through 51 for more details.)

For the three months ended June 30, 2021 and 2020, subscriber ARPU - Pandora was $6.67 and $6.70, respectively. For the six months ended June 30, 2021 and 2020, subscriber ARPU - Pandora was $6.67 and $6.77, respectively. The decreases in subscriber ARPU were primarily due to the mix of Pandora's premium plans.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-radio content offerings in the definition of listener hours.
For the three months ended June 30, 2021 and 2020, ad supported listener hours were 3,029 and 3,286, respectively. For the six months ended June 30, 2021 and 2020, ad supported listener hours were 5,895 and 6,412, respectively. The decreases in ad supported listener hours were primarily driven by the decline in monthly active users, partially offset by higher hours per active user.
RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended June 30, 2021 and 2020, RPM was $100.35 and $55.23, respectively. For the six months ended June 30, 2021 and 2020, RPM was $93.26 and $61.23, respectively. The increases were the result of higher sell-through and pricing combined with lower listener hours.
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
For the three months ended June 30, 2021 and 2020, LPM was $44.46 and $37.16, respectively. For the six months ended June 30, 2021 and 2020, LPM was $44.89 and $37.12, respectively. The increases were primarily due to the provisions of certain direct licenses between Pandora and the owners of copyrights in sound recordings which require Pandora, under certain circumstances, to pay royalties on the greater of a percentage of its applicable revenue or a per play per consumer basis as well as higher statutory webcasting royalty rates.
LPU is defined as average monthly licensing costs per paid subscriber on our Pandora subscription services. LPU is a key measure of our ability to manage costs for our subscription services.
For the three months ended June 30, 2021 and 2020, LPU was $4.18 and $4.06, respectively. For the six months ended June 30, 2021 and 2020, LPU was $4.19 and $4.08, respectively. The increases were due to lower minimum guarantees during the three and six months ended June 30, 2020 as well as higher statutory webcasting royalty rates in 2021.
Total Company
Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other expense (income), loss on extinguishment of debt, other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense, legal settlements and reserves, and impairment, restructuring and acquisition costs (if applicable). (See the accompanying glossary on pages 48 through 51 for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2021 and 2020, adjusted EBITDA was $700 and $615, respectively, an increase of 14%, or $85. For the six months ended June 30, 2021 and 2020, adjusted EBITDA was $1,381 and $1,254, respectively, an increase of 10%, or $127. The increases were driven by higher advertising, subscriber and equipment revenue, partially offset by higher revenue share and royalties, subscriber acquisition, and programming costs.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying glossary on pages 48 through 51 for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2021 and 2020, free cash flow was $550 and $503, respectively, an increase of $47, or 9%. For the six months ended June 30, 2021 and 2020, free cash flow was $761 and $851, respectively, a decrease of $90 or 11%. The increase for the three month period was driven by increased operating performance, lower interest payments and lower vendor spend; partially offset by lower OEM receipts. The decrease for the six month period was driven by lower OEM receipts and higher spending on property and equipment.

Liquidity and Capital Resources
Cash Flows for the six months ended June 30, 2021 compared with the six months ended June 30, 2020.
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Six Months Ended June 30,		2021 vs 2020
	2021	2020	Amount
Net cash provided by operating activities	$928	$1,007	$(79)
Net cash used in investing activities	(190)	(265)	75
Net cash provided by financing activities	311	919	(608)
Net increase in cash, cash equivalents and restricted cash	1,049	1,661	(612)
Cash, cash equivalents and restricted cash at beginning of period	83	120	(37)
Cash, cash equivalents and restricted cash at end of period	$1,132	$1,781	$(649)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $79 to $928 for the six months ended June 30, 2021 from $1,007 for the six months ended June 30, 2020.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the six months ended June 30, 2021 were primarily due to spending primarily for capitalized software and hardware, and to construct a replacement satellite. Cash flows used in investing activities in the six months ended June 30, 2020 were primarily due to our $75 investment in SoundCloud, spending for capitalized software and hardware, and to construct replacement satellites. We spent $116 and $109 on capitalized software and hardware as well as $25 and $20 to construct replacement satellites during the six months ended June 30, 2021 and 2020, respectively.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities consists of the issuance and repayment of long-term debt, the purchase of common stock under our share repurchase program, the payment of cash dividends and taxes paid in lieu of shares issued for stock-based compensation.  Proceeds from long term debt have been used to fund our operations, construct and launch new satellites, invest in other infrastructure improvements and purchase shares of our common stock.
Cash flows provided by financing activities in the six months ended June 30, 2021 were primarily due to the issuance of $2,000 in aggregate principal amount of 4.00% Senior Notes due 2028, ($1,976 net of costs); partially offset by the purchase and retirement of shares of our common stock under our repurchase program for $856, the payment of cash dividends of $121, payment of $43 for taxes in lieu of shares issued for share-based compensation, and the repayment of borrowings under our Credit Facility of $649. Cash flows provided by financing activities in the six months ended June 30, 2020 were primarily due to the issuance of $1,500 in aggregate principal amount of 4.125% Senior Notes due 2030, ($1,483 net of costs); partially offset by the purchase and retirement for $399 of shares of our common stock under our repurchase program, the payment of cash dividends of $117 and payment of $43 for taxes in lieu of shares issued for share-based compensation.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of June 30, 2021, no amounts were outstanding under our Credit Facility. As the amount available for future borrowing is reduced by $1 related to letters of credit issued for the benefit of Pandora, $1,749 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and to pursue strategic opportunities.
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
Capital Return Program
As of June 30, 2021, our board of directors had authorized for repurchase an aggregate of $16,000 of our common stock.  As of June 30, 2021, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,452 shares for $15,252, and $748 remained available for additional repurchases under our existing stock repurchase program authorization.
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
On July 19, 2021, our board of directors declared a quarterly dividend in the amount of $0.014641 per share of common stock payable on August 30, 2021 to stockholders of record as of the close of business on August 6, 2021. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.058564 per share of common stock.
On July 19, 2021, our board of directors approved an additional $2,000 of common stock repurchases, increasing our total authorization to $18,000 since the inception of the program.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's convertible notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of June 30, 2021, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 13 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Under the Internal Revenue Code, two corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. As of June 30, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 78% of the outstanding shares of our common stock. We expect that Liberty Media could beneficially own, directly and indirectly, over 80% of the outstanding shares of our common stock at some time in 2021, and Holdings and Liberty Media would then become members of the same consolidated tax group. Should that happen, the tax sharing agreement would govern certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income:	$433	$243	$652	$536
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	—	—	—	(16)
Impairment, restructuring and acquisition costs	(136)	24	108	24
Share-based payment expense (1)	47	52	98	107
Depreciation and amortization	131	124	263	256
Interest expense	103	102	203	201
Other income	(5)	(4)	(8)	(8)
Income tax expense	127	74	65	154
Purchase price accounting adjustments:
Revenues	—	2	—	4
Operating expenses	—	(2)	—	(4)
Adjusted EBITDA	$700	$615	$1,381	$1,254
(1)Allocation of share-based payment expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Programming and content	$8	$7	$16	$15
Customer service and billing	2	1	3	3
Transmission	2	2	3	3
Sales and marketing	13	16	28	33
Engineering, design and development	6	9	17	20
General and administrative	16	17	31	33
Total share-based payment expense	$47	$52	$98	$107

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Cash Flow information
Net cash provided by operating activities	$636	$591	$928	$1,007
Net cash used in investing activities	(112)	(120)	(190)	(265)
Net cash provided by financing activities	541	1,258	311	919
Free Cash Flow
Net cash provided by operating activities	636	591	928	1,007
Additions to property and equipment	(86)	(87)	(164)	(149)
Purchases of other investments	—	(1)	(3)	(7)
Free cash flow	$550	$503	$761	$851
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Subscriber acquisition costs, excluding connected vehicle services	$89	$48	$175	$147
Less: margin from sales of radios and accessories, excluding connected vehicle services	(47)	(21)	(100)	(58)
	$42	$27	$75	$89
Installations	2,724	1,320	5,791	4,403
SAC, per installation (a)	$15.20	$20.14	$12.93	$20.14
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of June 30, 2021, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. As of June 30, 2021, we also held the following material investment:
•In connection with the recapitalization of Sirius XM Canada, on May 25, 2017, we loaned Sirius XM Canada $131 million. The loan is denominated in Canadian dollars and is subject to changes in foreign currency. It is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of June 30, 2021 was $124.0 million and approximates its fair value as of such date. Had the Canadian to U.S. dollar exchange rate been 10% lower as of June 30, 2021, the value of this loan would have been approximately $12 million lower.
Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Sirius XM’s borrowings under the Credit Facility carry a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) plus an applicable rate based on its debt to operating cash flow ratio. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom's Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our borrowings under the Credit Facility. In addition, we may, in the future, hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.
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

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 19, 2021, our board of directors approved an additional $2.0 billion for repurchase of our common stock. The new approval increases the amount of common stock that we have been authorized to repurchase to an aggregate of $18.0 billion.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2021, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.5 billion shares for $15.3 billion, and $0.7 billion remained available under our existing $16.0 billion stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2021 - April 30, 2021	18,942,982	$6.26	18,942,982	$957,281,679
May 1, 2021 - May 31, 2021	21,579,075	$5.99	21,579,075	$828,123,133
June 1, 2021 - June 30, 2021	12,354,509	$6.48	12,354,509	$748,107,962
Total	52,876,566	$6.20	52,876,566

(a)These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

4.1
Indenture, dated as of June 21, 2021, relating to the 4.000% Senior Notes due 2028, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 4.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K dated June 21, 2021 (File No. 001-34295)).

10.1*
Employment Agreement, dated as of May 5, 2021, between Sirius XM Radio Inc. and Dara F. Altman (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on May 7, 2021 (File No. 001-34295)).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2021 and 2020; (ii) Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020; and (v) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.
 ____________________

*	This document has been identified as a management contract or compensatory plan or arrangement.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of July 2021.

SIRIUS XM HOLDINGS INC.

By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)