Form 10-Q
period 2021-09-30
SIRIUS XM HOLDINGS INC.
filed 2021-10-28
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
10020
(Zip Code)
Registrant’s telephone number, including area code: (212) 584-5100
Former name, former address and former fiscal year, if changed since last report: Not Applicable
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, $0.001 par value	SIRI	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 26, 2021)
Common stock, $0.001 par value	3,999,493,824	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenue:
Subscriber revenue	$1,666	$1,594	$4,918	$4,757
Advertising revenue	451	345	1,235	866
Equipment revenue	41	47	149	113
Other revenue	40	39	113	115
Total revenue	2,198	2,025	6,415	5,851
Operating expenses:
Cost of services:
Revenue share and royalties	671	602	1,974	1,759
Programming and content	141	123	407	351
Customer service and billing	127	119	372	359
Transmission	54	46	155	129
Cost of equipment	4	5	12	13
Subscriber acquisition costs	71	110	245	257
Sales and marketing	269	222	725	664
Engineering, design and development	68	64	197	196
General and administrative	125	131	376	357
Depreciation and amortization	135	125	399	381
Impairment, restructuring and acquisition costs	(95)	—	13	24
Total operating expenses	1,570	1,547	4,875	4,490
Income from operations	628	478	1,540	1,361
Other (expense) income:
Interest expense	(111)	(96)	(313)	(297)
Loss on extinguishment of debt	(83)	(40)	(83)	(40)
Other (expense) income	(1)	2	8	10
Total other (expense) income	(195)	(134)	(388)	(327)
Income before income taxes	433	344	1,152	1,034
Income tax expense	(90)	(72)	(157)	(226)
Net income	$343	$272	$995	$808
Foreign currency translation adjustment, net of tax	(10)	7	2	(8)
Total comprehensive income	$333	$279	$997	$800
Net income per common share:
Basic	$0.08	$0.06	$0.24	$0.19
Diluted	$0.08	$0.06	$0.24	$0.18
Weighted average common shares outstanding:
Basic	4,044	4,326	4,086	4,367
Diluted	4,119	4,415	4,170	4,465

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$164	$71
Receivables, net	652	672
Inventory, net	4	10
Related party current assets	10	20
Prepaid expenses and other current assets	206	194
Total current assets	1,036	967
Property and equipment, net	1,456	1,629
Intangible assets, net	3,225	3,340
Goodwill	3,150	3,122
Related party long-term assets	534	531
Deferred tax assets	111	111
Operating lease right-of-use assets	361	427
Other long-term assets	221	206
Total assets	$10,094	$10,333
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,202	$1,223
Accrued interest	80	174
Current portion of deferred revenue	1,500	1,721
Current maturities of debt	—	1
Operating lease current liabilities	50	48
Total current liabilities	2,832	3,167
Long-term deferred revenue	103	118
Long-term debt	8,827	8,499
Deferred tax liabilities	368	266
Operating lease liabilities	368	419
Other long-term liabilities	151	149
Total liabilities	12,649	12,618
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 4,020 and 4,176 shares issued; 4,018 and 4,173 shares outstanding at September 30, 2021 and December 31, 2020, respectively	4	4
Accumulated other comprehensive income, net of tax	17	15
Additional paid-in capital	—	—
Treasury stock, at cost; 2 and 3 shares of common stock at September 30, 2021 and December 31, 2020, respectively	(13)	(19)
Accumulated deficit	(2,563)	(2,285)
Total stockholders’ equity (deficit)	(2,555)	(2,285)
Total liabilities and stockholders’ equity (deficit)	$10,094	$10,333
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Nine Months Ended September 30, 2021
	Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2020	4,176	$4	$15	$—	3	$(19)	$(2,285)	$(2,285)
Comprehensive income, net of tax	—	—	2	—	—	—	995	997
Share-based payment expense	—	—	—	159	—	—	—	159
Exercise of stock options and vesting of restricted stock units	35	—	—	6	—	—	—	6
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(88)	—	—	—	(88)
Cash dividends paid on common stock, $0.043923 per share	—	—	—	(81)	—	—	(99)	(180)
Issuance of restricted stock in connection with business acquisition	—	—	—	4	—	—	—	4
Common stock repurchased	—	—	—	—	190	(1,168)	—	(1,168)
Common stock retired	(191)	—	—	—	(191)	1,174	(1,174)	—
Balance at September 30, 2021	4,020	$4	$17	$—	2	$(13)	$(2,563)	$(2,555)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended September 30, 2021
	Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at June 30, 2021	4,059	$4	$27	$—	1	$(7)	$(2,539)	$(2,515)
Comprehensive income, net of tax	—	—	(10)	—	—	—	343	333
Share-based payment expense	—	—	—	55	—	—	—	55
Exercise of stock options and vesting of restricted stock units	12	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(45)	—	—	—	(45)
Cash dividends paid on common stock, $0.014641 per share	—	—	—	(10)	—	—	(49)	(59)
Issuance of restricted stock in connection with business acquisition	—	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	52	(324)	—	(324)
Common stock retired	(51)	—	—	—	(51)	318	(318)	—
Balance at September 30, 2021	4,020	$4	$17	$—	2	$(13)	$(2,563)	$(2,555)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Nine Months Ended September 30, 2020
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2019	4,412	$4	$8	$395	—	$—	$(1,143)	$(736)
Comprehensive (loss) income, net of tax	—	—	(8)	—	—	—	808	800
Share-based payment expense	—	—	—	178	—	—	—	178
Exercise of stock options and vesting of restricted stock units	22	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(84)	—	—	—	(84)
Cash dividends paid on common stock, $0.03993 per share	—	—	—	(139)	—	—	(36)	(175)
Common stock repurchased	—	—	—	—	156	(894)	—	(894)
Common stock retired	(151)	—	—	(350)	(151)	870	(520)	—
Balance at September 30, 2020	4,283	$4	$—	$—	5	$(24)	$(891)	$(911)

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$995	$808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	399	381
Non cash impairment and restructuring costs	24	24
Non-cash interest expense, net of amortization of premium	16	15
Changes in fair value of contingent consideration	(17)	—
Provision for doubtful accounts	37	48
Amortization of deferred income related to equity method investment	—	(2)
Loss on extinguishment of debt	83	40
Loss on unconsolidated entity investments, net	11	8
Dividend received from unconsolidated entity investment	1	1
Gain on other investments	(4)	(1)
Share-based payment expense	149	165
Deferred income tax expense	101	175
Amortization of right-of-use assets	46	42
Changes in operating assets and liabilities:
Receivables	(22)	39
Inventory	6	(2)
Related party, net	12	10
Prepaid expenses and other current assets	(18)	(2)
Other long-term assets	(6)	14
Accounts payable and accrued expenses	(60)	(83)
Accrued interest	(94)	(76)
Deferred revenue	(236)	(147)
Operating lease liabilities	(47)	(39)
Other long-term liabilities	(5)	32
Net cash provided by operating activities	1,371	1,450
Cash flows from investing activities:
Additions to property and equipment	(244)	(230)
Proceeds from insurance recoveries	225	—
Purchases of other investments	(3)	(8)
Acquisition of business, net of cash acquired	(14)	(28)
Investments in related parties and other equity investees	(16)	(89)
Repayment from related party	2	11
Net cash used in investing activities	(50)	(344)
Cash flows from financing activities:
Proceeds from exercise of stock options	6	—
Taxes paid from net share settlements for stock-based compensation	(88)	(81)
Revolving credit facility, net	(654)	—
Proceeds from long-term borrowings, net of costs	4,442	1,481
Principal payments of long-term borrowings	(3,503)	(1,506)
Payment of premiums on redemption of debt	(62)	(31)
Payment of contingent consideration for business acquisition	(19)	—
Common stock repurchased and retired	(1,174)	(870)
Dividends paid	(180)	(175)
Net cash used in financing activities	(1,232)	(1,182)
Net increase (decrease) in cash, cash equivalents and restricted cash	89	(76)
Cash, cash equivalents and restricted cash at beginning of period (1)	83	120
Cash, cash equivalents and restricted cash at end of period (1)	$172	$44
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Nine Months Ended September 30,
(in millions)	2021	2020
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$390	$357
Income taxes paid	$57	$26
Non-cash investing and financing activities:
Treasury stock not yet settled	$6	$(24)
Accumulated other comprehensive income (loss), net of tax	$2	$(8)

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$164	$71	$33	$106
Restricted cash included in Other long-term assets	8	12	11	14
Total cash, cash equivalents and restricted cash at end of period	$172	$83	$44	$120
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
Sirius XM
Our Sirius XM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM bundles include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through our two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and our website. Our Sirius XM service is also available through our user interface, which we call “360L,” that combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of September 30, 2021, our Sirius XM business had approximately 34.3 million subscribers.
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
Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of September 30, 2021, Pandora had approximately 6.5 million subscribers.

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
On October 16, 2020, Sirius XM acquired certain assets and liabilities of Stitcher from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for total consideration of $302, which included $266 in cash and $36 related to the acquisition date fair value of contingent consideration. As of September 30, 2021, we will potentially make up to $30 in additional payments to Scripps related to the contingent consideration based on Stitcher's achievement of certain financial metrics in 2021. During the three and nine months ended September 30, 2021, we recognized a $17 benefit related to the change in fair value of the 2021 portion of the contingent consideration. The acquisition of Stitcher, in conjunction with Simplecast, created a full-service platform for podcast creators, publishers and advertisers. Refer to Note 3 for more information on this acquisition.
Liberty Media
As of September 30, 2021, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 79% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
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
In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 19.
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

(2)Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of September 30, 2021 and December 31, 2020, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value due to the short-term nature of these instruments.
Our liabilities measured at fair value were as follows:

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$9,132	—	$9,132	—	$9,011	—	$9,011
(a)The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 13 for information related to the carrying value of our debt as of September 30, 2021 and December 31, 2020.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income of $17 was primarily comprised of the cumulative foreign currency translation adjustments related to our investment in and loan to Sirius XM Canada (refer to Note 12 for additional information). During the three and nine months ended September 30, 2021, we recorded foreign currency translation adjustment (loss) income of $(10) and $2, respectively, net of tax benefit (expense) of $3 and $(1), respectively. During the three and nine months ended September 30, 2020, we recorded foreign currency translation adjustment income (loss) of $7 and $(8), respectively, net of a tax (expense) benefit of $(2) and $3, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(3)Acquisitions
Stitcher
On October 16, 2020, Sirius XM acquired certain assets and liabilities of Stitcher from Scripps for $266 in cash, which amount includes net working capital adjustments. The total purchase consideration of $302 includes $36 related to the acquisition date fair value of the contingent consideration. As of September 30, 2021, we will potentially make up to $30 in additional payments to Scripps related to the contingent consideration based on Stitcher's achievement of certain financial metrics in 2021. During the three and nine months ended September 30, 2021, we recognized a $17 benefit related to the change in fair value of the 2021 portion of the contingent consideration in Impairment, restructuring and acquisition costs on our unaudited consolidated statements of comprehensive income. The fair value of the contingent consideration was determined using a probability-weighted cash flow model and will be remeasured to fair value at each subsequent reporting period. Stitcher is included in our Pandora reporting unit.
The table below summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Acquired Assets:
Receivables, net	$21
Prepaid expenses and other current assets	16
Property and equipment	8
Intangible assets	38
Goodwill	224
Operating lease right-of-use assets	11
Total assets	318

Assumed Liabilities:
Accounts payable and accrued expenses	4
Deferred revenue	1
Operating lease current liabilities	2
Operating lease liabilities	9
Total liabilities	16
Total consideration	$302
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
Acquisition related costs of $3 were recognized for the nine months ended September 30, 2021.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(4)Restructuring Costs
During the nine months ended September 30, 2021, we evaluated our office space needs and, as a result of such analysis, surrendered certain office leases primarily in New York, New York and Oakland, California. We assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. Based on that assessment, the carrying values of the assets were not recoverable and we recorded an impairment of $18 to reduce the carrying value of the assets to their fair values. Additionally, we accrued expenses of $6 for which we will not recognize any future economic benefits and wrote off leasehold improvements of $1. The fair values of the assets were determined using a discounted cash flow model based on management's assumptions regarding the ability to sublease the locations and the remaining term of the leases. The total charge of $25 was recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statement of comprehensive income for the nine months ended September 30, 2021. There were no restructuring charges recorded during the three months ended September 30, 2021.
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

(5)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and nine months ended September 30, 2021 and 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Common stock equivalents of 100 and 106 for the three months ended September 30, 2021 and 2020, respectively, and 98 and 62 for the nine months ended September 30, 2021 and 2020, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net Income available to common stockholders for basic net income per common share	$343	$272	$995	$808
Effect of interest on assumed conversions of convertible notes, net of tax	2	2	6	6
Net Income available to common stockholders for dilutive net income per common share	$345	$274	$1,001	$814
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,044	4,326	4,086	4,367
Weighted average impact of assumed convertible notes	30	29	30	29
Weighted average impact of dilutive equity instruments	45	60	54	69
Weighted average shares for diluted net income per common share	4,119	4,415	4,170	4,465
Net income per common share:
Basic	$0.08	$0.06	$0.24	$0.19
Diluted	$0.08	$0.06	$0.24	$0.18

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Receivables, net, consists of the following:

	September 30, 2021	December 31, 2020
Gross customer accounts receivable	$587	$574
Allowance for doubtful accounts	(10)	(15)
Customer accounts receivable, net	$577	$559
Receivables from distributors	48	73
Other receivables	27	40
Total receivables, net	$652	$672

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
Inventory, net, consists of the following:

	September 30, 2021	December 31, 2020
Finished goods	$7	$13
Allowance for obsolescence	(3)	(3)
Total inventory, net	$4	$10

(8)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASC 350 also states that a reporting unit with a zero or negative carrying amount is not required to perform a qualitative assessment. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of September 30, 2021.
As of September 30, 2021, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and nine months ended September 30, 2021 and 2020.  As of September 30, 2021, the cumulative balance of goodwill impairments recorded was $5,722, of which $4,766 was recognized during the year ended December 31, 2008 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora reporting unit.
As of September 30, 2021, the carrying amount of goodwill for our Sirius XM and Pandora reporting units was $2,290 and $860, respectively. During the nine months ended September 30, 2021, we recorded $6 of goodwill related to purchase accounting adjustments for the acquisition of Stitcher and $22 of goodwill related to a small acquisition which was recorded to our Pandora reporting unit. As of December 31, 2020, the carrying amount of goodwill for our Sirius XM and Pandora reporting units was $2,290 and $832, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(9)Intangible Assets
Our intangible assets include the following:

		September 30, 2021			December 31, 2020
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	250	—	250
Definite life intangible assets:
OEM relationships	15 years	220	(116)	104	220	(105)	115
Licensing agreements	12 years	45	(45)	—	45	(45)	—
Software and technology	7 years	31	(18)	13	31	(16)	15
Due to Pandora and Stitcher Acquisitions:
Indefinite life intangible assets:
Trademarks	Indefinite	311	—	311	311	—	311
Definite life intangible assets:
Customer relationships	8 years	441	(149)	292	441	(104)	337
Software and technology	5 years	373	(202)	171	373	(145)	228
Total intangible assets		$3,755	$(530)	$3,225	$3,755	$(415)	$3,340

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of September 30, 2021, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three and nine months ended September 30, 2021. During the nine months ended September 30, 2020, we recognized an impairment loss of less than $1 for intangible assets with indefinite lives related to the termination of the Automatic service. No impairment loss was recognized during the three months ended September 30, 2020.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $38 and $37 for the three months ended September 30, 2021 and 2020, respectively, and $115 and $113 for the nine months ended September 30, 2021 and 2020, respectively. There were retirements of definite lived intangible assets of $17, which included a loss of $4, due to the termination of the Automatic service, during the nine months ended September 30, 2020. There were no retirements of definite lived intangible assets during the nine months ended September 30, 2021.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The expected amortization expense for each of the fiscal years 2021 through 2025 and for periods thereafter is as follows:

Years ending December 31,	Amount
2021 (remaining)	$38
2022	154
2023	141
2024	75
2025	69
Thereafter	103
Total definite life intangible assets, net	$580

(10)Property and Equipment
Property and equipment, net, consists of the following:

	September 30, 2021	December 31, 2020
Satellite system	$1,848	$1,587
Terrestrial repeater network	105	105
Leasehold improvements	109	111
Broadcast studio equipment	108	100
Capitalized software and hardware	1,418	1,372
Satellite telemetry, tracking and control facilities	63	96
Furniture, fixtures, equipment and other	91	92
Land	38	38
Building	63	63
Construction in progress	288	510
Total property and equipment	4,131	4,074
Accumulated depreciation	(2,675)	(2,445)
Property and equipment, net	$1,456	$1,629
Construction in progress consists of the following:

	September 30, 2021	December 31, 2020
Satellite system	$49	$429
Terrestrial repeater network	11	8
Capitalized software and hardware	195	52
Other	33	21
Construction in progress	$288	$510
Depreciation and amortization expense on property and equipment was $97 and $88 for the three months ended September 30, 2021 and 2020, respectively, and $284 and $268 for the nine months ended September 30, 2021 and 2020, respectively.  We retired property and equipment of $47 and $54 during the three and nine months ended September 30, 2021, respectively.  Property and equipment of $65, which included a loss of $13 related to the termination of the Automatic service, was retired during the nine months ended September 30, 2020. There were no retirements of property and equipment during the three months ended September 30, 2020.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were and $1 and $5 for the three months ended September 30, 2021 and 2020, respectively, and $6 and $14 for the nine

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
months ended September 30, 2021 and 2020, respectively, which related to the construction of our SXM-8 satellite. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $4 for each of the three months ended September 30, 2021 and 2020 and $10 and $13 for the nine months ended September 30, 2021 and 2020, respectively.
Satellites
As of September 30, 2021, we operated a fleet of six satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of September 30, 2021:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2022
XM-3	2005	2020	2026
XM-4	2006	2021	2022
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
On December 13, 2020, our SXM-7 satellite was launched and in-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite will not function as intended, which we considered to be a triggering event prompting the assessment as to whether the asset's carrying value of $220 was recoverable. In determining recoverability of SXM-7, we compared the asset's carrying value to the undiscounted cash flows derived from the satellite. SXM-7 was determined to be a total loss and therefore, we determined that the carrying value of the satellite is not recoverable and an impairment charge of $220 was recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income for the nine months ended September 30, 2021. SXM-7 remains in-orbit at its assigned orbital location, but is not being used to provide satellite radio service.
We procured insurance for SXM-7 to cover the risks associated with the satellite's launch and first year of in-orbit operation. The aggregate coverage under the insurance policies with respect to SXM-7 is $225. During the nine months ended September 30, 2021, we collected $225 of insurance recoveries. Of this amount, $80 and $220 have been recorded as a reduction to Impairment, restructuring and acquisition costs during the three and nine months ended September 30, 2021, respectively. The remaining $5 has been recorded in Other income during the three and nine months ended September 30, 2021.
Our SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. The SXM-8 satellite replaced the XM-3 satellite, which remains available as an in-orbit spare along with XM-5.

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The components of lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$18	$20	$60	$61
Finance lease cost	—	—	—	1
Sublease income	(2)	—	(4)	(1)
Total lease cost	$16	$20	$56	$61

During the nine months ended September 30, 2021, we ceased using certain leased locations and recorded an impairment charge of $18 to write down the carrying value of the right-of-use assets for these locations to their estimated fair values. Refer to Note 4 for additional information.

(12)Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Sirius XM Canada and SoundCloud.

Liberty Media
As of September 30, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 79% of the outstanding shares of our common stock. Liberty Media has three of its executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.

Sirius XM Canada
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, a privately held corporation. We own 591 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share. Sirius XM also made a loan to Sirius XM Canada in the aggregate amount of $131. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. During the nine months ended September 30, 2021 and 2020, Sirius XM Canada repaid $2 and $11 of the principal amount of the loan, respectively.
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
Our related party long-term assets as of September 30, 2021 and December 31, 2020 included the carrying value of our investment balance in Sirius XM Canada of $338 and $332, respectively, and, as of September 30, 2021 and December 31, 2020, also included $121 and $123, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of less than $1 during each of the three months ended September 30, 2021 and 2020, and $1 during each of the nine months ended September 30, 2021 and 2020.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income of $25 for each of the three months ended September 30, 2021 and 2020, and $76 and $73 for the nine months ended September 30, 2021 and 2020, respectively.

SoundCloud
In February 2020, Sirius XM completed a $75 investment in SoundCloud's Series G Membership Units ("Series G Units"). The Series G Units are convertible at the option of the holders at any time into shares of ordinary membership units of SoundCloud at a ratio of one ordinary membership unit for each Series G Unit. The investment in SoundCloud is accounted for as an equity method investment which is recorded in Related party long-term assets in our unaudited consolidated balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's nine-member board of managers. Sirius XM's share of SoundCloud's net (loss) income was $(1) and less than $1 for the three months ended September 30, 2021 and 2020, respectively, and $(1) for each of the nine months ended September 30, 2021 and 2020, which was recorded in Other income (expense) in our unaudited consolidated statement of comprehensive income.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive US ad sales representative. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. We recorded revenue share expense of $15 and $13 for the three months ended September 30, 2021 and 2020, respectively, and $42 and $36 for the nine months ended September 30, 2021 and 2020, respectively. We also had related party liabilities of $19 as of September 30, 2021 related to this agreement.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(13)Debt
Our debt as of September 30, 2021 and December 31, 2020 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	September 30, 2021	September 30, 2021	December 31, 2020
Sirius XM (b) (f)	July 2017	3.875% Senior Notes	August 1, 2022	semi-annually on February 1 and August 1	$—	$—	$997
Pandora (c) (d)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	193	175	170
Sirius XM (b) (f)	July 2019	4.625% Senior Notes	July 15, 2024	semi-annually on January 15 and July 15	—	—	1,488
Sirius XM (b) (f)	May 2016	5.375% Senior Notes	July 15, 2026	semi-annually on January 15 and July 15	—	—	993
Sirius XM (b) (g)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	989	—
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,491	1,490
Sirius XM (b)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,978	—
Sirius XM (b)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,239	1,237
Sirius XM (b)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,485	1,484
Sirius XM (b) (g)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,483	—
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	August 31, 2026	variable fee paid quarterly	—	—	649
Sirius XM	Various	Finance leases	Various	n/a	n/a		1
Total Debt						8,840	8,509
Less: total current maturities (g)						—	1
Less: total deferred financing costs						13	9
Total long-term debt						$8,827	$8,499
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount.
(b)All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed these notes.
(c)Holdings has unconditionally guaranteed all of the payment obligations of Pandora under these notes.
(d)We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the acquisition of Pandora Media, Inc. in 2019. We allocate the principal amount of the 1.75% Convertible Senior Notes due 2023 between the liability and equity components. The value assigned to the debt components of the 1.75% Convertible Senior Notes due 2023 is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the fair value of the debt and this estimated fair value represents the value which has been assigned to the equity component. The equity component is recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the carrying amount of the liability component is recorded as a debt discount and is being amortized to interest expense using the effective interest method through the December 1, 2023 maturity date. The 1.75% Convertible Senior Notes due 2023 were not convertible into common stock and not redeemable as of September 30, 2021. As a result, we have classified the debt as Long-term within our unaudited consolidated balance sheets.
(e)In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of September 30, 2021.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt. Additionally, the amount available for future borrowing under the Credit Facility is reduced by letters of credit issued for the benefit of Pandora, which were $1 as of September 30, 2021.
(f)On August 2, 2021, Sirius XM redeemed $1,000 in outstanding principal amount of the 3.875% Senior Notes due 2022 for an aggregate purchase price, including interest, of $1,019. On August 16, 2021, Sirius XM redeemed $1,500 in outstanding principal amount of the 4.625% Senior Notes due 2024 for an aggregate purchase price, including premium and interest, of $1,541. On September 2, 2021, Sirius XM redeemed $1,000 in outstanding principal amount of the 5.375% Senior Notes due 2026 for an aggregate purchase price, including premium and interest, of $1,034. During the three and nine months ended September 30, 2021, we recognized $83 to Loss on extinguishment of debt, consisting primarily of redemption premiums of $62, unamortized discount and unamortized deferred financing fees, as a result of these redemptions.
(g)On August 16, 2021, Sirius XM issued $1,000 aggregate principal amount of the 3.125% Senior Notes due 2026 and $1,500 aggregate principal amount of the 3.875% Senior Notes due 2031 with a net original issuance discount and deferred financing costs in aggregate of $13 and $19, respectively.
Retired Debt
On July 9, 2020, Sirius XM redeemed $500 of its then outstanding 4.625% Senior Notes due 2023 for an aggregate purchase price, including premium and interest, of $507. On July 9, 2020, Sirius XM also redeemed $1,000 of its then outstanding 5.375% Senior Notes due 2025 for an aggregate purchase price, including premium and interest, of $1,039. During the three and nine months ended September 30, 2020, we recognized $40 to Loss on extinguishment of debt, consisting primarily of redemption premiums, unamortized discount and deferred financing fees, as a result of these redemptions.
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
At September 30, 2021 and December 31, 2020, we were in compliance with our debt covenants.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The Pandora 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of September 30, 2021, the conversion rate applicable to the Pandora 2023 Notes was 153.7797 shares of Holdings' common stock per one thousand principal amount of the Pandora 2023 Notes plus carryforward adjustments not yet effected pursuant to the terms of the indenture governing the Pandora 2023 Notes.

(14)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 4,020 and 4,176 shares of common stock issued and 4,018 and 4,173 shares of common stock outstanding on September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, there were 252 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Quarterly Dividends
During the nine months ended September 30, 2021, we declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 28, 2021	$0.014641	February 10, 2021	$61	February 26, 2021
April 20, 2021	$0.014641	May 7, 2021	$60	May 28, 2021
July 19, 2021	$0.014641	August 6, 2021	$59	August 30, 2021
Stock Repurchase Program
As of September 30, 2021, our board of directors had approved for repurchase an aggregate of $18,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2021, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,504 shares for $15,576, and $2,424 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the nine months ended:

	September 30, 2021		September 30, 2020
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases (a)	190	$1,168	156	$894
(a)As of September 30, 2021, $13 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our consolidated balance sheets and consolidated statement of stockholders’ equity (deficit).
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of September 30, 2021 and December 31, 2020.

(15)Benefit Plans
We recognized share-based payment expense of $51 and $58 for the three months ended September 30, 2021 and 2020, respectively, and $149 and $165 for the nine months ended September 30, 2021 and 2020, respectively.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the Compensation Committee of our Board of Directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of September 30, 2021, 128 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.5%	0.2%	0.6%	1.3%
Expected life of options — years	3.83	3.79	6.06	3.82
Expected stock price volatility	32%	34%	33%	25%
Expected dividend yield	0.9%	0.9%	1.0%	0.7%

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The following table summarizes stock option activity under our share-based plans for the nine months ended September 30, 2021:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	184	$4.73
Granted	54	$6.14
Exercised	(63)	$3.96
Forfeited, cancelled or expired	(5)	$6.72
Outstanding as of September 30, 2021	170	$5.40	5.85	$144
Exercisable as of September 30, 2021	99	$4.80	4.79	$142
The weighted average grant date fair value per stock option granted during the nine months ended September 30, 2021 was $1.77.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $149 and $53, respectively.  During the nine months ended September 30, 2021, the number of net settled shares issued as a result of stock option exercises was 20.
We recognized share-based payment expense associated with stock options of $10 and $11 for the three months ended September 30, 2021 and 2020, respectively, and $32 and $34 for the nine months ended September 30, 2021 and 2020, respectively.
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the nine months ended September 30, 2021:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2020	75	$6.06
Granted	39	$6.35
Vested	(24)	$6.02
Forfeited	(8)	$6.09
Nonvested as of September 30, 2021	82	$6.21
The total intrinsic value of restricted stock units, including PRSUs, vesting during the nine months ended September 30, 2021 and 2020 was $154 and $168, respectively. During the nine months ended September 30, 2021, the number of net settled shares issued as a result of restricted stock units vesting totaled 15. During the nine months ended September 30, 2021, we granted 7 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the nine months ended September 30, 2021, we granted less than 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the nine months ended September 30, 2021.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $41 and $47 for the three months ended September 30, 2021 and 2020, respectively, and $117 and $131 for the nine months ended September 30, 2021 and 2020, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at September 30, 2021 and December 31, 2020 was $513 and $385, respectively.  The total unrecognized compensation costs at September 30, 2021 are expected to be recognized over a weighted-average period of 2.6 years.

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
We recognized expenses of $4 for each of the three months ended September 30, 2021 and 2020, and $17 and $12 for the nine months ended September 30, 2021 and 2020, respectively, in connection with the Sirius XM and Pandora Plans.
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
Contributions to the DCP, net of withdrawals, were less than $1 and $1 for the three months ended September 30, 2021 and 2020, respectively, and $3 and $8 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the fair value of the investments held in the trust were $53 and $46, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of comprehensive income.  We recorded (losses) gains on investments held in the trust of less than $(1) and $2 for the three months ended September 30, 2021 and 2020, respectively, and $4 and $1 for the nine months ended September 30, 2021 and 2020, respectively.

(16)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of September 30, 2021:

	2021	2022	2023	2024	2025	Thereafter	Total
Debt obligations	$—	$—	$193	$—	$—	$8,750	$8,943
Cash interest payments	3	392	383	379	379	1,357	2,893
Satellite and transmission	11	3	2	2	2	10	30
Programming and content	114	416	329	193	128	197	1,377
Sales and marketing	13	48	14	4	3	6	88
Satellite incentive payments	2	7	7	8	7	23	54
Operating lease obligations	13	73	64	50	47	136	383
Royalties, minimum guarantees and other	100	287	605	21	7	—	1,020
Total (1)	$256	$1,226	$1,597	$657	$573	$10,479	$14,788
(1)The table does not include our reserve for uncertain tax positions, which at September 30, 2021 totaled $26.
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
Satellite and transmission.    We have entered into agreements with a third party to design and build two new satellites, SXM-9 and SXM-10. We also have entered into agreements with third parties to operate and maintain satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks.
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
Maxar Technologies (formerly Space Systems/Loral), the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-5, SIRIUS FM-5, SIRIUS FM-6, and SXM-8 meeting their fifteen-year design life, which we expect to occur.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. Certain of our content agreements also contain minimum guarantees. During the nine months ended September 30, 2021, we prepaid $5 in content costs related to minimum guarantees. As of September 30, 2021, we had future fixed minimum guarantee commitments of $576, of which $172 will be paid in 2021 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
Several of our content agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, cause our payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations (“PROs”) with whom we have entered into direct license agreements have the right to audit our content payments, and such audits often result in disputes over whether we have paid the proper content costs.
We have also entered into various agreements with third parties for general operating purposes. The cost of our common stock acquired in our capital return program but not paid for as of September 30, 2021 was also included in this category.
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

On August 23, 2021, the United States Court of Appeals for the Ninth Circuit issued an Opinion in a related case, Flo & Eddie Inc. v. Sirius XM Radio Inc. The related case also concerned a class action suit brought by Flo & Eddie Inc. regarding the public performance of pre-1972 recordings under California law. Relying on California’s copyright statute, Flo & Eddie argued that California law gave it the “exclusive ownership” of its pre-1972 songs, including the right of public performance. The Ninth Circuit reversed the District Court’s grant of partial summary judgment to Flo & Eddie Inc. The Ninth Circuit held that the District Court in this related case erred in concluding that “exclusive ownership” under California’s copyright statute

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
included the right of public performance. The Ninth Circuit remanded the case for entry of judgment consistent with the terms of the parties’ contingent settlement agreement, and on October 6, 2021, the parties to the related case stipulated to its dismissal with prejudice.

Following issuance of the Flo & Eddie Inc. v. Sirius XM Radio Inc. opinion, on September 3, 2021, the Ninth Circuit lifted the stay of appellate proceedings in Flo & Eddie, Inc. v. Pandora Media, LLC. The Flo & Eddie Inc. v. Sirius XM Radio Inc. decision is precedential in the Ninth Circuit, and therefore we believe substantially narrows the claims that Flo & Eddie may continue to assert against Pandora. We believe we have substantial defenses to the remaining claims asserted in this action, and we intend to defend this action vigorously.

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

(17)Income Taxes
We file a consolidated federal income tax return for all of our wholly owned subsidiaries.  For the three months ended September 30, 2021 and 2020, income tax expense was $90 and $72, respectively, and $157 and $226 for the nine months ended September 30, 2021 and 2020, respectively.
Our effective tax rate for the three months ended September 30, 2021 and 2020 was 20.8% and 20.9%, respectively. Our effective tax rate for the nine months ended September 30, 2021 and 2020 was 13.6% and 21.9%, respectively. The effective tax rate for the three months ended September 30, 2021 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the nine months ended September 30, 2021 was primarily impacted by a $95 benefit associated with a state tax audit settlement and the recognition of excess tax benefits related to share-based compensation. The effective tax rates for the three and nine months ended September 30, 2020 were primarily impacted by federal and state tax credits and the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2021 will be approximately 16%.
As of September 30, 2021 and December 31, 2020, we had a valuation allowance related to deferred tax assets of $76 and $54, respectively, that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.
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
Under the Internal Revenue Code, two corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. As of September 30, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 79% of the outstanding shares of our common stock. We expect that Liberty Media could beneficially own, directly and indirectly, over 80% of the outstanding shares of our common stock at some time in 2021, and Holdings and Liberty Media would then become members of the same consolidated tax group. Should that happen, the tax sharing agreement would govern certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis.
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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had less than $1 of intersegment advertising revenue during each of the three and nine months ended September 30, 2021 and 2020.
Segment revenue and gross profit were as follows during the period presented:

	For the Three Months Ended September 30, 2021
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$1,532	$134	$1,666
Advertising revenue	47	404	451
Equipment revenue	41	—	41
Other revenue	40	—	40
Total revenue	1,660	538	2,198
Cost of services (a)	(645)	(341)	(986)
Segment gross profit	$1,015	$197	$1,212
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended September 30, 2021
Segment Gross Profit	$1,212
Subscriber acquisition costs	(71)
Sales and marketing (a)	(254)
Engineering, design and development (a)	(59)
General and administrative (a)	(109)
Depreciation and amortization	(135)
Share-based payment expense	(51)
Impairment, restructuring and acquisition costs	95
Total other (expense) income	(195)
Consolidated income before income taxes	$433
(a)     Share-based payment expense of $11 related to cost of services, $15 related to sales and marketing, $9 related to engineering, design and development and $16 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended September 30, 2020
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$1,462	$132	$1,594
Advertising revenue	39	306	345
Equipment revenue	47	—	47
Other revenue	39	—	39
Total revenue	1,587	438	2,025
Cost of services (b)	(610)	(274)	(884)
Segment gross profit	$977	$164	$1,141
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended September 30, 2020
Segment Gross Profit	$1,141
Subscriber acquisition costs	(110)
Sales and marketing (b)	(205)
Engineering, design and development (b)	(53)
General and administrative (b)	(112)
Depreciation and amortization	(125)
Share-based payment expense	(58)
Total other (expense) income	(134)
Consolidated income before income taxes	$344
(b)     Share-based payment expense of $11 related to cost of services, $17 related to sales and marketing, $11 related to engineering, design and development and $19 related to general and administrative has been excluded.

	For the Nine Months Ended September 30, 2021
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$4,521	$397	$4,918
Advertising revenue	135	1,100	1,235
Equipment revenue	149	—	149
Other revenue	113	—	113
Total revenue	4,918	1,497	6,415
Cost of services (c)	(1,916)	(971)	(2,887)
Segment gross profit	$3,002	$526	$3,528

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Nine Months Ended September 30, 2021
Segment Gross Profit	$3,528
Subscriber acquisition costs	(245)
Sales and marketing (c)	(682)
Engineering, design and development (c)	(171)
General and administrative (c)	(329)
Depreciation and amortization	(399)
Share-based payment expense	(149)
Impairment, restructuring and acquisition costs	(13)
Total other (expense) income	(388)
Consolidated income before income taxes	$1,152
(c)     Share-based payment expense of $33 related to cost of services, $43 related to sales and marketing, $26 related to engineering, design and development and $47 related to general and administrative has been excluded.

	For the Nine Months Ended September 30,2020
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$4,372	$385	$4,757
Advertising revenue	108	758	866
Equipment revenue	113	—	113
Other revenue	115	—	115
Total revenue	4,708	1,143	5,851
Cost of services (d)	(1,796)	(783)	(2,579)
Segment gross profit	$2,912	$360	$3,272
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Nine Months Ended September 30, 2020
Segment Gross Profit	$3,272
Subscriber acquisition costs	(257)
Sales and marketing (d)	(614)
Engineering, design and development (d)	(165)
General and administrative (d)	(305)
Depreciation and amortization	(381)
Share-based payment expense	(165)
Impairment, restructuring and acquisition costs	(24)
Total other (expense) income	(327)
Consolidated income before income taxes	$1,034
(d)     Share-based payment expense of $32 related to cost of services, $50 related to sales and marketing, $31 related to engineering, design and development and $52 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of September 30, 2021, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and nine months ended September 30, 2021 and 2020.

(19)Subsequent Events
Capital Return Program
For the period from October 1, 2021 to October 26, 2021, we repurchased 19 shares of our common stock on the open market for an aggregate purchase price of $115, including fees and commissions.
On October 25, 2021, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0219615 per share of common stock payable on November 29, 2021 to stockholders of record as of the close of business on November 5, 2021.

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

•Failure to comply with FCC requirements could damage our business
•If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer
•Interruption or failure of our information technology and communications systems could impair the delivery of our service and harm our business
•The market for music rights is changing and is subject to significant uncertainties
•Our Pandora services depend upon maintaining complex licenses with copyright owners, and these licenses contain onerous terms
•The rates we must pay for “mechanical rights” to use musical works on our Pandora service have increased substantially and these rates may adversely affect our business
•Our use of pre-1972 sound recordings on our Pandora service could result in additional costs
•Failure to protect our intellectual property or actions by third parties to enforce their intellectual property rights could substantially harm our business and operating results
•Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code subject to those licenses
•Rapid technological and industry changes and new entrants could adversely impact our services
•We have a significant amount of indebtedness, and our debt contains certain covenants that restrict our operations
•We are a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements
•While we currently pay a quarterly cash dividend to holders of our common stock, we may change our dividend policy at any time
•Our principal stockholder has significant influence, including over actions requiring stockholder approval, and its interests may differ from the interests of other holders of our common stock
•If we are unable to attract and retain qualified personnel, our business could be harmed
•Our facilities could be damaged by natural catastrophes or terrorist activities
•The unfavorable outcome of pending or future litigation could have an adverse impact on our operations and financial condition
•We may be exposed to liabilities that other entertainment service providers would not customarily be subject to
•Our business and prospects depend on the strength of our brands
•We face supply chain risks as a result of the global semiconductor supply shortage.
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

Sirius XM
Our Sirius XM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM's bundles include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through our two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and our website. Our Sirius XM service is also available through our user interface, which we call “360L,” that combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of September 30, 2021, our Sirius XM business had approximately 34.3 million subscribers.

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

Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of September 30, 2021, Pandora had approximately 6.5 million subscribers.
The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service which is sold under the SXM Media brand. We also derive subscription revenue from our Pandora Plus and Pandora Premium subscribers.
Our Pandora business also sells advertising on audio platforms and in podcasts unaffiliated with us. Pandora is the exclusive US ad sales representative for SoundCloud. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. We also have arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz, Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. As of September 30, 2021, our Pandora business had approximately 52.6 million monthly active users.
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
In October 2020, Sirius XM acquired the assets of Stitcher from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for total consideration of $302, which included $266 in cash and $36 related to contingent consideration. As of September 30, 2021, we will potentially make up to $30 in additional payments to Scripps related to the contingent consideration based on Stitcher's achievement of certain financial metrics in 2021. During each of the three and nine months ended September 30, 2021, we recognized a $17 benefit related to the change in fair value of the 2021 portion of the contingent consideration. The acquisition of Stitcher, in conjunction with Simplecast, creates a full-service platform for podcast creators, publishers and advertisers. Refer to Note 3 to our unaudited consolidated financial statements for more information on this acquisition.

Liberty Media
As of September 30, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 79% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Results of Operations
Set forth below are our results of operations for the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		2021 vs 2020 Change
					Three Months		Nine Months
	2021	2020	2021	2020	Amount	%	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,532	$1,462	$4,521	$4,372	$70	5%	$149	3%
Advertising revenue	47	39	135	108	8	21%	27	25%
Equipment revenue	41	47	149	113	(6)	(13)%	36	32%
Other revenue	40	39	113	115	1	3%	(2)	(2)%
Total Sirius XM revenue	1,660	1,587	4,918	4,708	73	5%	210	4%
Pandora:
Subscriber revenue	134	132	397	385	2	2%	12	3%
Advertising revenue	404	306	1,100	758	98	32%	342	45%
Total Pandora revenue	538	438	1,497	1,143	100	23%	354	31%
Total consolidated revenue	2,198	2,025	6,415	5,851	173	9%	564	10%
Cost of services
Sirius XM:
Revenue share and royalties	378	369	1,144	1,100	9	2%	44	4%
Programming and content	129	114	373	330	15	13%	43	13%
Customer service and billing	106	99	309	291	7	7%	18	6%
Transmission	39	33	108	90	6	18%	18	20%
Cost of equipment	4	5	12	13	(1)	(20)%	(1)	(8)%
Total Sirius XM cost of services	656	620	1,946	1,824	36	6%	122	7%
Pandora:
Revenue share and royalties	293	233	830	659	60	26%	171	26%
Programming and content	12	9	34	21	3	33%	13	62%
Customer service and billing	21	20	63	68	1	5%	(5)	(7)%
Transmission	15	13	47	39	2	15%	8	21%
Total Pandora cost of services	341	275	974	787	66	24%	187	24%
Total consolidated cost of services	997	895	2,920	2,611	102	11%	309	12%
Subscriber acquisition costs	71	110	245	257	(39)	(35)%	(12)	(5)%
Sales and marketing	269	222	725	664	47	21%	61	9%
Engineering, design and development	68	64	197	196	4	6%	1	1%
General and administrative	125	131	376	357	(6)	(5)%	19	5%
Depreciation and amortization	135	125	399	381	10	8%	18	5%
Impairment, restructuring and acquisition costs	(95)	—	13	24	(95)	nm	(11)	(46)%
Total operating expenses	1,570	1,547	4,875	4,490	23	1%	385	9%
Income from operations	628	478	1,540	1,361	150	31%	179	13%
Other (expense) income:
Interest expense	(111)	(96)	(313)	(297)	(15)	(16)%	(16)	(5)%
Loss on extinguishment of debt	(83)	(40)	(83)	(40)	(43)	(108)%	(43)	(108)%
Other (expense) income	(1)	2	8	10	(3)	(150)%	(2)	(20)%
Total other (expense) income	(195)	(134)	(388)	(327)	(61)	(46)%	(61)	(19)%
Income before income taxes	433	344	1,152	1,034	89	26%	118	11%
Income tax expense	(90)	(72)	(157)	(226)	(18)	(25)%	69	31%
Net income	$343	$272	$995	$808	$71	26%	$187	23%

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended September 30, 2021 and 2020, subscriber revenue was $1,532 and $1,462, respectively, an increase of 5%, or $70. For the nine months ended September 30, 2021 and 2020, subscriber revenue was $4,521 and $4,372, respectively, an increase of 3% or $149. The increases were primarily driven by growth in our self-pay subscriber base of 5% driving higher self-pay revenue and U.S. Music Royalty Fees, partially offset by lower revenue generated from automakers offering paid promotional subscriptions.
We expect subscriber revenues to increase based on increases in the average price charged and the sale of additional services to subscribers.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended September 30, 2021 and 2020, advertising revenue was $47 and $39, respectively, an increase of 21%, or $8. For the nine months ended September 30, 2021 and 2020, advertising revenue was $135 and $108, respectively, an increase of 25% or $27. The increases were due to higher advertising primarily on news and sports channels as we continue to recover to pre-COVID-19 levels.
We expect our Sirius XM advertising revenue to grow as we continue to offer a broader set of channels.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended September 30, 2021 and 2020, equipment revenue was $41 and $47, respectively, a decrease of 13%, or $6. For the nine months ended September 30, 2021 and 2020, equipment revenue was $149 and $113, respectively, an increase of 32% or $36. The decrease for the three month period was primarily driven by semiconductor supply shortages, automaker plant closings during the quarter due to COVID-19, and lower sales of components and accessories. The increase for the nine month period was driven by higher royalty revenue from new vehicle production as automakers pushed to get back to pre-COVID-19 manufacturing levels during the first half of 2021 and due to our transition to a new generation of chipsets, partially offset by semiconductor supply shortages in the third quarter of 2021.
We expect equipment revenue to increase as the volume of chipsets sold and revenue per unit sold increases.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, our connected vehicle services, and ancillary revenues.
For the three months ended September 30, 2021 and 2020, other revenue was $40 and $39, respectively, an increase of 3%, or $1. For the nine months ended September 30, 2021 and 2020, other revenue was $113 and $115, respectively, a decrease of 2% or $2. The increase for the three month period was primarily driven by higher revenue generated by our connected vehicle services and Sirius XM Canada, partially offset by lower revenue generated by rental car arrangements. The decrease for the nine month period was primarily driven by lower revenue generated by rental car arrangements.
We expect other revenue to remain relatively flat.
Pandora Revenue
Pandora Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium subscriptions as well as Stitcher podcast subscriptions.
For the three months ended September 30, 2021 and 2020, Pandora subscriber revenue was $134 and $132, respectively, an increase of 2%, or $2. For the nine months ended September 30, 2021 and 2020, Pandora subscriber revenue was $397 and $385, respectively, an increase of 3% or $12. The increases were primarily driven by the inclusion of Stitcher and growth in Pandora's subscriber base.

We expect Pandora subscriber revenues to remain relatively flat.
Pandora Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended September 30, 2021 and 2020, Pandora advertising revenue was $404 and $306, respectively, an increase of 32%, or $98. For the nine months ended September 30, 2021 and 2020, Pandora advertising revenue was $1,100 and $758, respectively, an increase of 45% or $342. The increases were primarily due to growth in Pandora owned and operated revenue from higher sell-through, increases in the price of advertising sold, the inclusion of Stitcher as well as increased revenue from AdsWizz.
We expect our advertising revenue to increase due to growth of Stitcher and AdsWizz.
Total Consolidated Revenue
Total Consolidated Revenue for the three months ended September 30, 2021 and 2020, was $2,198 and $2,025, respectively, an increase of 9%, or $173. Total Consolidated Revenue for the nine months ended September 30, 2021 and 2020, was $6,415 and $5,851, respectively, an increase of 10% or $564.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, transmission and equipment expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the three months ended September 30, 2021 and 2020, revenue share and royalties were $378 and $369, respectively, an increase of 2%, or $9, but decreased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2021 and 2020, revenue share and royalties were $1,144 and $1,100, respectively, an increase of 4%, or $44, but decreased as a percentage of total Sirius XM revenue. The increases were driven by overall greater revenues subject to music royalties and revenue share.
We expect our Sirius XM revenue share and royalty costs to increase as our revenues grow.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended September 30, 2021 and 2020, programming and content expenses were $129 and $114, respectively, an increase of 13%, or $15, and increased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2021 and 2020, programming and content expenses were $373 and $330, respectively, an increase of 13%, or $43, and increased as a percentage of total Sirius XM revenue. The increases were driven by higher content licensing costs.
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
For the three months ended September 30, 2021 and 2020, customer service and billing expenses were $106 and $99, respectively, an increase of 7%, or $7, and increased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2021 and 2020, customer service and billing expenses were $309 and $291, respectively, an increase of 6%, or $18, and increased as a percentage of total Sirius XM revenue. The increase for the three month period was driven by higher transaction costs, bad debt expense, consulting, and personnel-related costs, partially offset by lower call center expenses. The increase for the nine month period was driven by higher transaction costs, consulting, and personnel-related cost; partially offset by lower bad debt expense and lower call center expenses.

We expect our Sirius XM customer service and billing expenses to increase as bad debt expense grows tied to higher expected non-pay rates.
Sirius XM Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet streaming and connected vehicle services.
For the three months ended September 30, 2021 and 2020, transmission expenses were $39 and $33, respectively, an increase of 18%, or $6, and increased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2021 and 2020, transmission expenses were $108 and $90, respectively, an increase of 20%, or $18, and increased as a percentage of total Sirius XM revenue. The increases were primarily driven by higher cloud hosting and wireless costs associated with our 360L platform, streaming content and our connected vehicle services.
We expect our Sirius XM transmission expenses to increase as costs associated with our 360L platform and investments in internet streaming grow.
Sirius XM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended September 30, 2021 and 2020, cost of equipment was $4 and $5, respectively, a decrease of 20% or $1, and decreased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2021 and 2020, cost of equipment was $12 and $13, respectively, a decrease of 8% or $1, and decreased as a percentage of total Sirius XM revenue. The decreases were driven by lower component and accessories sales.
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
For the three months ended September 30, 2021 and 2020, revenue share and royalties were $293 and $233, respectively, an increase of 26%, or $60, and increased as a percentage of total Pandora revenue. For the nine months ended September 30, 2021 and 2020, revenue share and royalties were $830 and $659, respectively, an increase of 26%, or $171, but decreased as a percentage of total Pandora revenue. The increases were primarily due to higher royalty rates and owned and operated revenue as well as higher AdsWizz revenue, the inclusion of Stitcher and the growth in other off-platform revenue.
We expect our Pandora revenue share to increase as off-platform revenue grow and our royalty costs to increase due to higher music royalty rates.
Pandora Programming and Content includes costs to produce live listener events and promote content.
For the three months ended September 30, 2021 and 2020, programming and content expenses were $12 and $9, respectively, an increase of 33%, or $3, and increased as a percentage of total Pandora revenue. For the nine months ended September 30, 2021 and 2020, programming and content expenses were $34 and $21, respectively, an increase of 62%, or $13, and increased as a percentage of total Pandora revenue. The increases were primarily attributable to higher license, production and personnel-related costs driven by the inclusion of Stitcher.
We expect our Pandora programming and content costs to increase as we offer additional programming and continue to produce live listener events and promotions.
Pandora Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores, and bad debt expense.

For the three months ended September 30, 2021 and 2020, customer service and billing expenses were $21 and $20, respectively, an increase of 5% or $1, but decreased as a percentage of total Pandora revenue. For the nine months ended September 30, 2021 and 2020, customer service and billing expenses were $63 and $68, respectively, a decrease of 7%, or $5, and decreased as a percentage of total Pandora revenue. The increase for the three month period was primarily driven by higher transaction fees and bad debt expense. The decrease for the nine month period was primarily driven by lower bad debt expense, partially offset by higher transaction fees.
We expect our Pandora customer service and billing costs to increase as our advertising revenue grows.
Pandora Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended September 30, 2021 and 2020, transmission expenses were $15 and $13, respectively, an increase of 15%, or $2, but decreased as a percentage of total Pandora revenue. For the nine months ended September 30, 2021 and 2020, transmission expenses were $47 and $39, respectively, an increase of 21%, or $8, but decreased as a percentage of total Pandora revenue. The increases were driven by higher streaming costs.
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
For the three months ended September 30, 2021 and 2020, subscriber acquisition costs were $71 and $110, respectively, a decrease of 35%, or $39, and decreased as a percentage of total revenue. For the nine months ended September 30, 2021 and 2020, subscriber acquisition costs were $245 and $257, respectively, a decrease of 5%, or $12, and decreased as a percentage of total revenue. The decrease for the three month period was driven by lower OEM installations as a result of factory shutdowns during the three months ended September 30, 2021 as well as the semiconductor supply shortages and lower subsidies from contract improvements with certain automakers. The decrease for the nine month period was driven by lower subsidies from contract improvements with certain automakers as well as lower costs resulting from the semiconductor supply shortages during the three months ended September 30, 2021, partially offset by higher OEM installations following factory shutdowns in the second quarter of 2020 associated with the COVID-19 pandemic.
We expect subscriber acquisition costs to grow as the semiconductor supply shortages abate and production returns to normal levels. We intend to continue to offer subsidies and other incentives to induce OEMs to include our technology in their vehicles.
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
For the three months ended September 30, 2021 and 2020, sales and marketing expenses were $269 and $222, respectively, an increase of 21%, or $47, and increased as a percentage of total revenue. For the nine months ended September 30, 2021 and 2020, sales and marketing expenses were $725 and $664, respectively, an increase of 9%, or $61, but decreased as a percentage of total revenue. The increases were primarily due to higher streaming and trial-related direct marketing costs as well as higher personnel-related costs.
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
For the three months ended September 30, 2021 and 2020, engineering, design and development expenses were $68 and $64, respectively, an increase of 6%, or $4, but decreased as a percentage of total revenue. For the nine months ended September 30, 2021 and 2020, engineering, design and development expenses were $197 and $196, respectively, an increase of 1%, or $1, but decreased as a percentage of total revenue. The increases were driven by higher personnel-related costs partially offset by lower research and development costs.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended September 30, 2021 and 2020, general and administrative expenses were $125 and $131, respectively, a decrease of 5%, or $6, and decreased as a percentage of total revenue. For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $376 and $357, respectively, an increase of 5%, or $19, but decreased as a percentage of total revenue. The decrease for the three month period was driven by lower personnel-related costs. The increase for the nine month period was primarily driven by higher personnel-related costs, the closure of a sales and use tax audit in 2020 which resulted in lower tax expense during the nine months ended September 30, 2020, and increased performance on our deferred compensation investments during the nine months ended September 30, 2021 compared to deferred compensation investments during the nine months ended September 30, 2020 as well as higher consulting and technology related costs, partially offset by lower legal and rent expense.
We expect our general and administrative expenses to increase to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended September 30, 2021 and 2020, depreciation and amortization expense was $135 and $125, respectively. For the nine months ended September 30, 2021 and 2020, depreciation and amortization expense was $399 and $381, respectively. The increases were primarily driven by developed software and our SXM-8 satellite being placed in service.
Impairment, Restructuring and Acquisition Costs represents impairment charges, net of insurance recoveries, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces and acquisition costs.
For the three months ended September 30, 2021, impairment, restructuring and acquisition costs were $(95). For the three months ended September 30, 2020, we did not record any impairment, restructuring and acquisition costs. For the nine months ended September 30, 2021 and 2020, impairment, restructuring and acquisition costs were $13 and $24, respectively. During the three months ended September 30, 2021, we recorded insurance recoveries related to our SXM-7 satellite of $80 as well as the reversal of a liability related to the Stitcher acquisition. During the nine month period ended September 30, 2021, we recorded restructuring costs of $25 resulting from the termination of leased office space, partially offset by the reversal of a liability related to the Stitcher acquisition. During the nine months ended September 30, 2020, we recorded costs of $24 associated with the termination of the Automatic service and costs associated with the acquisition of Simplecast.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended September 30, 2021 and 2020, interest expense was $111 and $96, respectively. For the nine months ended September 30, 2021 and 2020, interest expense was $313 and $297, respectively. The increases were primarily driven by a higher average outstanding debt balance due to the issuance of Sirius XM's 4.00% Senior Notes due 2028, 3.125% Senior Notes due 2026, and 3.875% Senior Notes due 2031 as well as lower capitalized interest, partially offset by lower interest rates.

Loss on Extinguishment of Debt, includes losses incurred as a result of the redemption of certain debt.
For the three and nine months ended September 30, 2021, we recorded a $83 loss on extinguishment of debt. The loss on extinguishment of debt recorded in 2021 was due to the redemption of $1,000 principal amount of Sirius XM's 3.875% Senior Notes due 2022, $1,500 of principal amount of Sirius XM's 4.625% Senior Notes due 2024, and $1,000 of principal amount of Sirius XM's 5.375% Senior Notes due 2026. For the three and nine months ended September 30, 2020, we recorded $40 loss on extinguishment of debt. The loss on extinguishment of debt recorded in 2020 was due to the redemption of $500 principal amount of Sirius XM's 4.625% Senior Notes due 2023 and $1,000 principal amount of Sirius XM's 5.375% Senior Notes due 2025.
Other (Expense) Income primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For the three months ended September 30, 2021 and 2020, other (expense) income was $(1) and $2, respectively. For the nine months ended September 30, 2021 and 2020, other income was $8 and $10, respectively. For the three months ended September 30, 2021, we recorded losses on other investments and our share of Sirius XM Canada's net loss, partially offset by interest earned on our loan to Sirius XM Canada. For the nine months ended September 30, 2021, we recorded interest earned on our loan to Sirius XM Canada and our share of Sirius XM Canada's net income. For the three and nine months ended September 30, 2020, we recorded our share of Sirius XM Canada's net income and interest earned on our loan to Sirius XM Canada; partially offset by losses on other investments. During the nine months ended September 30, 2020, we also recorded a one-time lawsuit settlement of $7.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended September 30, 2021 and 2020, income tax expense was $90 and $72, respectively. For the nine months ended September 30, 2021 and 2020, income tax expense was $157 and $226, respectively.
Our effective tax rate for the three months ended September 30, 2021 and 2020 was 20.8% and 20.9%, respectively. Our effective tax rate for the nine months ended September 30, 2021 and 2020 was 13.6% and 21.9%, respectively. The effective tax rate for the three months ended September 30, 2021 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the nine months ended September 30, 2021 was primarily impacted by a $95 benefit associated with a state tax audit settlement and the recognition of excess tax benefits related to share-based compensation. The effective tax rates for the three and nine months ended September 30, 2020 were primarily impacted by federal and state tax credits and the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2021 will be approximately 16%.

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

Set forth below are our subscriber balances as of September 30, 2021 compared to September 30, 2020.

	As of September 30,		2021 vs 2020 Change
(subscribers in thousands)	2021	2020	Amount	%
Sirius XM
Self-pay subscribers	31,985	30,480	1,505	5%
Paid promotional subscribers	2,280	3,955	(1,675)	(42)%
Ending subscribers	34,265	34,435	(170)	—%
Traffic users	8,886	9,430	(544)	(6)%
Sirius XM Canada subscribers	2,262	2,612	(350)	(13)%

Pandora
Monthly active users - all services	52,618	58,583	(5,965)	(10)%
Self-pay subscribers	6,452	6,344	108	2%
Paid promotional subscribers	71	60	11	18%
Ending subscribers	6,523	6,404	119	2%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		2021 vs 2020 Change
					Three Months		Nine Months
(subscribers in thousands)	2021	2020	2021	2020	Amount	%	Amount	%
Sirius XM
Self-pay subscribers	616	169	1,097	502	447	264%	595	119%
Paid promotional subscribers	(828)	17	(1,547)	(975)	(845)	(4,971)%	(572)	(59)%
Net additions	(212)	186	(450)	(473)	(398)	(214)%	23	(5)%
Weighted average number of subscribers	34,372	34,330	34,435	34,480	42	—%	(45)	—%
Average self-pay monthly churn	1.5%	1.7%	1.6%	1.7%	(0.2)%	(12)%	(0.1)%	(6)%
ARPU (1)	$14.84	$14.15	$14.57	$14.02	$0.69	5%	$0.55	4%
SAC, per installation	$13.66	$20.98	$13.14	$20.49	$(7.32)	(35)%	$(7.35)	(36)%
Pandora
Self-pay subscribers	(59)	99	172	179	(158)	(160)%	(7)	(4)%
Paid promotional subscribers	4	3	9	11	1	(33)%	(2)	18%
Net additions	(55)	102	181	190	(157)	(154)%	(9)	5%
Weighted average number of subscribers	6,554	6,376	6,486	6,281	178	3%	205	3%
ARPU	$6.70	$6.83	$6.68	$6.79	$(0.13)	(2)%	$(0.11)	(2)%
Ad supported listener hours (in billions)	2.89	3.12	8.78	9.53	(0.23)	(7)%	(0.75)	(8)%
Advertising revenue per thousand listener hours (RPM)	$109.02	$84.46	$98.44	$68.83	$24.56	29%	$29.61	43%
Licensing costs per thousand listener hours (LPM)	$51.08	$40.16	$46.93	$38.11	$10.92	27%	$8.82	23%
Licensing costs per paid subscriber (LPU)	$4.16	$4.19	$4.18	$4.12	$(0.03)	(1)%	$0.06	1%
Total Company
Adjusted EBITDA	$719	$661	$2,101	$1,915	$58	9%	$186	10%
Free cash flow	$588	$361	$1,349	$1,212	$227	63%	$137	11%
(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $49 and $44 for the three months ended September 30, 2021 and 2020, respectively, and $141 and $130 for the nine months ended September 30, 2021 and 2020, respectively.

Sirius XM
Subscribers. At September 30, 2021, Sirius XM had approximately 34,265 subscribers, a decrease of 170, from the approximately 34,435 subscribers as of September 30, 2020. The decrease was due to the decrease in paid promotional subscribers generated by automakers driven by a shift to shorter paid trials and unpaid trials, partially offset by the growth in our self-pay subscriber base as a result of vehicle sales growth, lower churn rate, and higher new vehicle penetration rate.

For the three months ended September 30, 2021 and 2020, net subscriber additions were (212) and 186, respectively. For the nine months ended September 30, 2021 and 2020, net subscriber additions were (450) and (473), respectively. Paid promotional subscribers decreased due to a shift to shorter paid or free trials at certain automakers, and to a lesser extent, lower vehicle shipments due to semiconductor supply shortages. Self-pay net additions increased driven by higher new vehicle conversion resulting from vehicle sales growth during the first half of 2021 and automakers shift to shorter trial periods than 2020 which drove higher conversion opportunities.
Traffic Users. We offer services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems. At September 30, 2021, Sirius XM had approximately 8,886 traffic users, a decrease of 544 users, or 6%, from the approximately 9,430 traffic users as of September 30, 2020.
Sirius XM Canada Subscribers. At September 30, 2021, Sirius XM Canada had approximately 2,262 subscribers, a decrease of 350, or 13%, from the approximately 2,612 Sirius XM Canada subscribers as of September 30, 2020.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying glossary on pages 51 through 54 for more details.)
For the three months ended September 30, 2021 and 2020, our average self-pay monthly churn rate was 1.5% and 1.7%, respectively. For the nine months ended September 30, 2021 and 2020, our average self-pay monthly churn rate was 1.6% and 1.7%, respectively. The decrease for the three month period was driven by lower vehicle related churn. The decrease for the nine month period was driven by lower non-pay churn and voluntary churn.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying glossary on pages 51 through 54 for more details.)
For the three months ended September 30, 2021 and 2020, subscriber ARPU - Sirius XM was $14.84 and $14.15, respectively. For the nine months ended September 30, 2021 and 2020, subscriber ARPU - Sirius XM was $14.57 and $14.02, respectively. The increases were driven by an increase in certain subscription rates and the U.S. Music Royalty Fee and the decline in paid trials as well as higher advertising revenue as we continue to recover to pre-COVID-19 levels.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying glossary on pages 51 through 54 for more details.)
For the three months ended September 30, 2021 and 2020, SAC, per installation, was $13.66 and $20.98, respectively. For the nine months ended September 30, 2021 and 2020, SAC, per installation, was $13.14 and $20.49, respectively. The decreases were driven by reductions to OEM hardware subsidy rates.
Pandora
Monthly Active Users. At September 30, 2021, Pandora had approximately 52,618 monthly active users, a decrease of 5,965 monthly active users, or 10%, from the 58,583 monthly active users as of September 30, 2020. The decrease in monthly active users was driven by a decline in the number of new users.
Subscribers. At September 30, 2021, Pandora had approximately 6,523 subscribers, an increase of 119, or 2%, from the approximately 6,404 subscribers as of September 30, 2020.
For the three months ended September 30, 2021 and 2020, net subscriber additions were (55) and 102, respectively. For the nine months ended September 30, 2021 and 2020, net subscriber additions were 181 and 190, respectively. The decreases were driven by a decline in trial starts, partially offset by lower churn.

ARPU is defined as average monthly revenue per paid subscriber on our Pandora subscription services. (See the accompanying glossary on pages 51 through 54 for more details.)
For the three months ended September 30, 2021 and 2020, subscriber ARPU - Pandora was $6.70 and $6.83, respectively. For the nine months ended September 30, 2021 and 2020, subscriber ARPU - Pandora was $6.68 and $6.79, respectively. The decreases in subscriber ARPU were primarily due to a change in the mix of Pandora's premium plans.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-radio content offerings in the definition of listener hours.
For the three months ended September 30, 2021 and 2020, ad supported listener hours were 2,890 and 3,120, respectively. For the nine months ended September 30, 2021 and 2020, ad supported listener hours were 8,780 and 9,530, respectively. The decreases in ad supported listener hours were primarily driven by the decline in monthly active users, partially offset by higher hours per active user.
RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended September 30, 2021 and 2020, RPM was $109.02 and $84.46, respectively. For the nine months ended September 30, 2021 and 2020, RPM was $98.44 and $68.83, respectively. The increases were the result of higher sell-through and pricing increases in advertising implemented by Pandora.
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
For the three months ended September 30, 2021 and 2020, LPM was $51.08 and $40.16, respectively. For the nine months ended September 30, 2021 and 2020, LPM was $46.93 and $38.11, respectively. The increases were primarily due to the provisions of certain direct licenses between Pandora and the owners of copyrights in sound recordings which require Pandora, under certain circumstances, to pay royalties on the greater of a percentage of its applicable revenue or a per play per consumer basis as well as higher statutory webcasting royalty rates.
LPU is defined as average monthly licensing costs per paid subscriber on our Pandora subscription services. LPU is a key measure of our ability to manage costs for our subscription services.
For the three months ended September 30, 2021 and 2020, LPU was $4.16 and $4.19, respectively. For the nine months ended September 30, 2021 and 2020, LPU was $4.18 and $4.12, respectively. The decrease for the three month period was driven by lower publisher rates. The increase for the nine month period was due to lower minimum guarantees during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021.
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
For the three months ended September 30, 2021 and 2020, adjusted EBITDA was $719 and $661, respectively, an increase of 9%, or $58. For the nine months ended September 30, 2021 and 2020, adjusted EBITDA was $2,101 and $1,915, respectively, an increase of 10%, or $186. The increases were driven by higher advertising and subscriber revenue as well as lower subscriber acquisition costs, partially offset by higher revenue share and royalties, sales and marketing, programming, and personnel-related costs.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying glossary on pages 51 through 54 for a reconciliation to GAAP and for more details.)

For the three months ended September 30, 2021 and 2020, free cash flow was $588 and $361, respectively, an increase of $227, or 63%. For the nine months ended September 30, 2021 and 2020, free cash flow was $1,349 and $1,212, respectively, an increase of $137 or 11%. The increases were primarily driven by satellite insurance recoveries and growth in cash generated by operations, partially offset by higher spending on property and equipment and a decrease in deferred revenue driven by a shift to shorter term self-pay and trial subscriptions as well as a shift to free trials at certain automakers.
Liquidity and Capital Resources
Cash Flows for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Nine Months Ended September 30,		2021 vs 2020
	2021	2020	Amount
Net cash provided by operating activities	$1,371	$1,450	$(79)
Net cash used in investing activities	(50)	(344)	294
Net cash used in financing activities	(1,232)	(1,182)	(50)
Net increase (decrease) in cash, cash equivalents and restricted cash	89	(76)	165
Cash, cash equivalents and restricted cash at beginning of period	83	120	(37)
Cash, cash equivalents and restricted cash at end of period	$172	$44	$128
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $79 to $1,371 for the nine months ended September 30, 2021 from $1,450 for the nine months ended September 30, 2020.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the nine months ended September 30, 2021 were primarily due to spending primarily for capitalized software and hardware, and to construct a replacement satellite, partially offset by proceeds collected from satellite insurance policies associated with SXM-7. Cash flows used in investing activities in the nine months ended September 30, 2020 were primarily due to our $75 investment in SoundCloud, the acquisition of Simplecast for $28, spending for capitalized software and hardware, and to construct replacement satellites. We spent $172 and $167 on capitalized software and hardware as well as $39 and $36 to construct replacement satellites during the nine months ended September 30, 2021 and 2020, respectively.
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
Cash flows used in financing activities in the nine months ended September 30, 2021 were primarily due to the redemptions of Sirius XM's 3.875% Senior Notes due 2022 for $1,019, 4.625% Senior Notes due 2024 for $1,541 and 5.375% Senior Notes due 2026 for $1,034, the purchase and retirement of shares of our common stock under our repurchase program for $1,174, the payment of cash dividends of $180, payment of $88 for taxes in lieu of shares issued for share-based compensation, and the repayment of borrowings under our Credit Facility of $654; partially offset by the issuance of $2,000 in aggregate principal amount of 4.00% Senior Notes due 2028, $1,000 in aggregate principal amount of the 3.125% Senior Notes due 2026, and $1,500 in aggregate principal amount of the 3.875% Senior Notes due 2031. Cash flows used in financing activities in the nine months ended September 30, 2020 were primarily due to the redemption of Sirius XM's 4.625% Senior Notes due 2023 in the aggregate amount of $507 and Sirius XM's 5.375% Senior Notes due 2025 in the aggregate amount of $1,039, the purchase and retirement for $870 of shares of our common stock under our repurchase program, the payment of cash dividends of $175 and payment of $81 for taxes in lieu of shares issued for share-based compensation; partially offset by the issuance of $1,481 in aggregate principal amount of Sirius XM's 4.125% Senior Notes due 2030, net of costs.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of September 30, 2021, no amounts were outstanding under our Credit Facility. As the amount available for future borrowing is reduced by $1 related to letters of credit issued for the benefit of Pandora, $1,749 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and to pursue strategic opportunities.
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
Capital Return Program
As of September 30, 2021, our board of directors had authorized for repurchase an aggregate of $18,000 of our common stock.  As of September 30, 2021, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,504 shares for $15,576, and $2,424 remained available for additional repurchases under our existing stock repurchase program authorization.
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
On October 25, 2021, our board of directors declared a quarterly dividend in the amount of $0.0219615 per share of common stock payable on November 29, 2021 to stockholders of record as of the close of business on November 5, 2021. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.087846 per share of common stock.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's convertible notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of September 30, 2021, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 13 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

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
Under the Internal Revenue Code, two corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. As of September 30, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 79% of the outstanding shares of our common stock. We expect that Liberty Media could beneficially own, directly and indirectly, over 80% of the outstanding shares of our common stock in the fourth quarter of 2021, and Holdings and Liberty Media would then become members of the same consolidated tax group. Should that happen, the tax sharing agreement would govern certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income:	$343	$272	$995	$808
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	—	—	—	(16)
Impairment, restructuring and acquisition costs	(95)	—	13	24
Share-based payment expense (1)	51	58	149	165
Depreciation and amortization	135	125	399	381
Interest expense	111	96	313	297
Loss on extinguishment of debt	83	40	83	40
Other expense (income)	1	(2)	(8)	(10)
Income tax expense	90	72	157	226
Purchase price accounting adjustments:
Revenues	—	2	—	6
Operating expenses	—	(2)	—	(6)
Adjusted EBITDA	$719	$661	$2,101	$1,915
(1)Allocation of share-based payment expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Programming and content	$8	$9	$24	$24
Customer service and billing	2	1	5	4
Transmission	1	1	4	4
Sales and marketing	15	17	43	50
Engineering, design and development	9	11	26	31
General and administrative	16	19	47	52
Total share-based payment expense	$51	$58	$149	$165

Free cash flow - is derived from cash flow provided by operating activities plus insurance recoveries on our satellites, net of additions to property and equipment and purchases of other investments. Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We exclude from free cash flow certain items that do not relate to the on-going performance of our business, such as cash flows related to acquisitions, strategic and short-term investments, and net loan activity with related parties and other equity investees. We believe free cash flow is an indicator of the long-term financial stability of our business.  Free cash flow, which is reconciled to “Net cash provided by operating activities,” is a Non-GAAP financial measure.  This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding Restricted and other investment activity from “Net cash provided by operating activities” from the unaudited consolidated statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies.  Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies. Free cash flow is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cash Flow information
Net cash provided by operating activities	$460	$443	$1,371	$1,450
Net cash used in investing activities	123	(79)	(50)	(344)
Net cash used in financing activities	(1,543)	(2,101)	(1,232)	(1,182)
Free Cash Flow
Net cash provided by operating activities	460	443	1,371	1,450
Additions to property and equipment	(80)	(81)	(244)	(230)
Purchases of other investments	—	(1)	(3)	(8)
Satellite insurance recoveries	208	—	225	—
Free cash flow	$588	$361	$1,349	$1,212
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

Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Subscriber acquisition costs, excluding connected vehicle services	$71	$110	$245	$257
Less: margin from sales of radios and accessories, excluding connected vehicle services	(37)	(43)	(137)	(101)
	$34	$67	$108	$156
Installations	2,446	3,212	8,237	7,615
SAC, per installation (a)	$13.66	$20.98	$13.14	$20.49
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of September 30, 2021, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. As of September 30, 2021, we also held the following material investment:
•In connection with the recapitalization of Sirius XM Canada, on May 25, 2017, we loaned Sirius XM Canada $131 million. The loan is denominated in Canadian dollars and is subject to changes in foreign currency. It is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. Such loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of September 30, 2021 was $121.0 million and approximates its fair value as of such date. Had the Canadian to U.S. dollar exchange rate been 10% lower as of September 30, 2021, the value of this loan would have been approximately $12 million lower.
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

As of September 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 16 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
The following risk factor supplements the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 2, 2021.
We face supply chain risks as a result of the global semiconductor supply shortage.
The global semiconductor supply shortage is having wide-ranging effects across multiple industries, including direct and indirect effects on our business. We have experienced, and may continue to experience, delays in securing certain application specific integrated circuits (which are commonly referred to as "chipsets") that are essential components of our satellite radios. In addition, automakers are experiencing, and may continue to experience, delays in securing certain chipsets that are essential components of new vehicles for a variety of reasons, including due to closures at semiconductor manufacturing facilities. All of these affected automakers manufacture and sell vehicles that include our satellite radios. For example, some automobile plants in North America and elsewhere have halted or reduced vehicle production due to the shortage of semiconductors used in the production of their vehicles. As a result, the semiconductor supply shortage has had, and may continue to have, an impact on new vehicle deliveries, which in turn may affect our subscriber acquisition efforts.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of September 30, 2021, our board of directors had approved for repurchase an aggregate of $18.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2021, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.5 billion shares for $15.6 billion, and $2.4 billion remained available under our existing $18.0 billion stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2021 - July 31, 2021	11,245,895	$6.51	11,245,895	$2,674,933,848
August 1, 2021 - August 30, 2021	19,444,698	$6.23	19,444,698	$2,553,709,870
September 1, 2021 - September 30, 2021	21,231,309	$6.12	21,231,309	$2,423,848,408
Total	51,921,902	$6.25	51,921,902

(a)These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

4.1
Indenture, dated as of August 16, 2021, relating to the 3.125% Senior Notes due 2026, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 3.125% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K dated August 16, 2021 (File No. 001-34295)).

4.2
Indenture, dated as of August 16, 2021, relating to the 3.875% Senior Notes due 2031, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 3.125% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K dated August 16, 2021 (File No. 001-34295)).

10.1
Amendment No. 5 to Credit Agreement, dated as of August 31, 2021, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K dated September 1, 2021 (File No. 001-34295)).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2021 and 2020; (ii) Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020; and (v) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of October 2021.

SIRIUS XM HOLDINGS INC.

By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)