Form 10-K
period 2021-12-31
SIRIUS XM HOLDINGS INC.
filed 2022-02-01
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021 was $5,478,599,917.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
The number of shares of the registrant’s common stock outstanding as of January 28, 2022 was 3,947,927,403.
DOCUMENTS INCORPORATED BY REFERENCE
Information included in our definitive proxy statement for our 2022 annual meeting of stockholders scheduled to be held on Thursday, June 2, 2022 is incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
2021 FORM 10-K ANNUAL REPORT

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
Relationship with Liberty Media
As of December 31, 2021, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 81% of the outstanding shares of Holdings’ common stock.  Liberty Media owns interests in a range of media, communications and entertainment businesses.
Our Businesses
We operate two complementary audio entertainment businesses - our Sirius XM business and our Pandora business. We continue to expand the range of choices for our listeners – both in terms of compelling content and the array of ways in which it can be consumed. There are approximately 144 million vehicles in operation with Sirius XM radios, and the proliferation of smart speakers and other connected devices has increased the range of options consumers have for engaging with and consuming our content.
We also are focused on rapidly growing content categories, such as podcasting. In 2021, an estimated 116 million Americans listened to a podcast at least monthly.
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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our satellite radios and accessories, and other ancillary services.  As of December 31, 2021, our Sirius XM business had approximately 34.0 million subscribers.
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
Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”).

Pandora
Our Pandora business operates a music, comedy and podcast streaming platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand. Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of December 31, 2021, Pandora had approximately 6.4 million subscribers.
The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service. We also derive subscription revenue from our Pandora Plus and Pandora Premium subscribers.
Our Pandora business also sells advertising on audio platforms and in podcasts unaffiliated with us. Pandora has an arrangement with SoundCloud Holdings, LLC ("SoundCloud") to be its exclusive US ad sales representative. Through this arrangement, Pandora is able to offer advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. In addition, through AdsWizz Inc., Pandora provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. Pandora, through its Simplecast business, also offers a podcast management and analytics platform. Simplecast complements AdsWizz’s advertising technology platform, allowing the company to offer podcasters a solution for management, hosting, analytics and advertising sales.
In 2020, Sirius XM also acquired Stitcher and its Midroll advertising network from the E.W Scripps Company. Stitcher is a leader in the distribution of podcasts and serves as the ad sales representative for many podcasts, including Oprah’s Super Soul, Freakonomics Radio, Office Ladies, Your Mom’s House, Hidden Brain, and Conan O’Brien Needs a Friend.
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
We believe that our broad and diverse programming, including our lineup of exclusive content, is a significant differentiator from terrestrial radio and other audio entertainment providers.  We make changes to our programming lineup from time to time as we strive to attract new subscribers and offer content which appeals to a broad range of audiences and to our existing subscribers.  The channel lineups for our services are available at siriusxm.com.
Our Sirius XM business aims to be a platform for diverse perspectives and to facilitate dialogue on a broad set of issues. This is reflected across the content provided to listeners, which includes channels dedicated to diverse and historically underrepresented groups, as well as broader programming celebrating such events as Black History Month, Latinx and Hispanic Heritage Month, LGBTQIA+ Pride Month, and Women’s History Month. We continue to expand our offerings, including through programming that represents diverse viewpoints, historically underserved audiences and original content of a type not typically available to consumers.
Streaming Service
Our streaming service includes a variety of music and non-music channels, including channels and content that are not available on our satellite radio service, and podcasts. We offer applications to allow consumers to access our streaming service on smartphones, tablets, computers, home devices and other consumer electronic equipment.

Our streaming product currently features: the broad range of music, sports, talk, news and entertainment channels available on satellite radio; access to over 200 additional music channels, which we refer to as Xtra Music Channels; and video content, including video from The Howard Stern Show and performances and interviews from Sirius XM’s archives, including in-studio performances and behind-the-scenes moments with artists, personalities and newsmakers.
Our Sirius XM service also includes a library of podcasts, some of which are exclusive to our service, and other on demand content. Our streaming service offers subscribers the ability to choose their favorite podcast episodes from a catalog of content as well as select material from a library of podcasts we are assembling.
Our streaming service is included as part of the vast majority of Sirius XM’s packages, including the Music and Entertainment and Platinum plans. Our Personalized Stations Powered by Pandora feature, which allows subscribers to create their own customized commercial-free music stations within the SXM App, is offered to consumers as part of the price of Sirius XM’s Platinum and Platinum VIP plans. We also offer our streaming service in several standalone packages, which do not include a satellite radio subscription. These packages, which include the Streaming Platinum Plan and the Streaming Music and Entertainment Plan, are available to consumers at various prices and include a variety of content.
We have entered into agreements with third parties designed to increase the distribution and ease of use of our streaming service, including through connected devices. We also have arrangements with various services and consumer electronics manufacturers to include the Sirius XM streaming functionality with their service and devices.
360L
Our next generation automotive platform, which we call “360L,” combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience. We have agreements with many automakers to deploy our 360L interface in a variety of vehicles. We believe that 360L will be included in a majority of vehicles that include Sirius XM functionality in the future.
360L allows us to take advantage of advanced in-dash infotainment systems.  360L is intended to leverage the ubiquitous signal coverage and low delivery costs of our satellite infrastructure with the two-way communication capability of a wireless streaming service to provide consumers seamless access to our content, including our live channels, on demand service, podcasts and even more personalized music services.  The wireless streaming connection included in 360L enables enhanced search and recommendations functions, making discovery of our content in the vehicle easier.  In certain cases, 360L also allows consumers to manage aspects of their subscriptions directly through their vehicles’ equipment and provides us data on how our subscribers use our service.
Distribution of Radios
New Vehicles
We distribute satellite radios through the sale and lease of new vehicles.  We have agreements with major automakers to offer satellite radios in their vehicles.  Satellite radios are available as a factory-installed feature in substantially all vehicle makes sold in the United States.
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
•studios; and
•radios.
Satellites, Terrestrial Repeaters and Other Satellite Facilities
Satellites. We provide our service through a fleet of orbiting geostationary satellites. Two of these satellites, FM-5 and FM-6, transmit our service on frequencies originally licensed by the Federal Communications Commission (the “FCC”) to Sirius, and two of these satellites, XM-4 and SXM-8, transmit our service on frequencies originally licensed by the FCC to XM. Our XM-3 and XM-5 satellites serve as spares for the XM system.
Our SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. The SXM-8 satellite replaced our XM-3 satellite, which remains available as an in-orbit spare along with XM-5.
On December 13, 2020, our SXM-7 satellite was successfully launched and in-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite will not function as intended. SXM-7 remains in-orbit at its assigned orbital location, but is not being used to provide satellite radio service.
We have entered into agreements for the design, construction and launch of two additional satellites, SXM-9 and SXM-10. Construction of our SXM-9 and SXM-10 satellites is underway and those satellites are expected to be launched into geostationary orbits in 2024 and 2025, respectively.
Satellite Insurance.  We have procured insurance for SXM-8 to cover the risks associated with the satellite's first year of in-orbit operation. In 2021, we collected an aggregate of $225 million under the insurance policies we purchased with respect to SXM-7. We do not have insurance policies covering our other in-orbit satellites as we consider the premium costs to be uneconomical relative to the risk of satellite failure.
Terrestrial Repeaters.  In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception of satellite signals can be adversely affected.  In other areas with a high density of next generation wireless systems our service may experience interference. In many of these areas, we have deployed terrestrial repeaters to supplement and enhance our signal coverage and, in other areas, we may deploy additional repeaters to mitigate interference.  We operate over 1,000 terrestrial repeaters across the United States as part of our systems.
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
Connected Vehicle Services
We provide connected vehicle services to several automakers. Our connected vehicle services are designed to enhance the safety, security and driving experience for vehicle operators while providing marketing and operational benefits to automakers and their dealers.  We offer a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicle diagnostics, and stolen or parked vehicle locator services. Subscribers to our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.
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
Real-Time Weather Services.  We offer real-time weather services in vehicles, boats and planes.
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
Sirius XM has entered into a Services Agreement and an Advisory Services Agreement with Sirius XM Canada. Each agreement has a thirty year term. Pursuant to the Services Agreement, Sirius XM Canada pays Sirius XM 25% of its gross revenues on a monthly basis and, pursuant to the Advisory Services Agreement, Sirius XM Canada pays Sirius XM 5% of its gross revenues on a monthly basis.
As of December 31, 2021, Sirius XM Canada had approximately 2.5 million subscribers. Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.
Our Pandora Business
Pandora Media, LLC, which owns and operates our Pandora business, is a wholly owned subsidiary of Sirius XM.
Streaming Radio and On-Demand Music Services
Our Pandora business offers a personalized audio entertainment platform for each listener. Users are able to create personalized stations and playlists and search and play songs and albums on-demand. The Pandora service utilizes content programming algorithms, data collected from listeners, and attributes of the music to predict user music preferences, play content suited to the tastes of each listener, and introduce each listener to music consistent with the consumer's preferences.
The Pandora service is available on iOS and Android mobile devices, web browsers, and other internet connected devices. The Pandora application is free to download and use. Our Pandora service is also available in vehicles in the United States with smartphone connectivity. Certain automakers now provide embedded streaming connectivity that supports and makes available the Pandora service in vehicles without the need for smartphone connectivity. In addition, our Pandora service is integrated into consumer electronic, voice-based devices and smart speakers.
The Pandora service is available as an ad-supported radio service, a radio subscription service (Pandora Plus), or an on-demand subscription service (Pandora Premium). Local and national advertisers deliver targeted messages to our Pandora listeners on the ad-supported service.
Ad-Supported Radio Service
Our Pandora business offers an ad-supported radio service which allows listeners to access our catalog of music, comedy, live streams and podcasts through personalized stations. This service is free across all platforms and generates stations specific to each listener. Each listener can personalize their stations by adding variety to the content.
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
On-Demand Subscription Service (Pandora Premium)
Our Pandora business offers Pandora Premium - an on-demand subscription service that combines the radio features of Pandora Plus with an on-demand experience. The on-demand experience provides listeners with the ability to search, play and collect songs and albums, download content for offline listening, build playlists, listen to curated playlists and share playlists on social networks. Listeners can also create partial playlists that Pandora can complete based on the listener’s activity. Listeners through mobile devices have access to customized profiles which identify information specific to each listener such as recent favorites, playlists and thumbs.
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
Advertising Revenue
Pandora’s primary source of revenue is the sale of audio, display and video advertising for connected device platforms, including computers and mobile devices. Our Pandora business maintains a portfolio of proprietary advertising technologies which include order management, advertising serving and timing, native advertising formats, targeting and reporting. Pandora provides advertisers with the ability to target and connect with listeners based on various criteria including age, gender, geographic location and content preferences. Our Pandora business also has agreements to sell the available advertising inventory in the United States for SoundCloud, one of the world’s largest open audio platforms, and other third parties.
Stitcher
Stitcher licenses from creators original podcasts and operates content networks. Stitcher also provides podcast advertising services that generate revenue from approximately 400 shows and offers a mobile app listening platform where consumers can stream the latest in news, sports, talk, and entertainment on demand.

Stitcher earns revenue by distributing advertising on certain owned and operated podcasts as well as those created by third parties, including placement based on an advertiser’s desired target audience, and from the sale of advertising on its licensed podcasts and podcasts offered within the Stitcher app. Stitcher creates and distributes original podcasts licensed from third parties through platforms such as its Stitcher app and the iPhone podcast app.
Stitcher also earns subscription revenue from its Stitcher Premium subscription service. Users pay a monthly or annual fee for access on Stitcher Premium to premium content and ad-free archived podcast episodes.

AdsWizz
Through its AdsWizz subsidiary, our Pandora business is a leader in digital audio advertising technology. AdsWizz operates a digital audio advertising market with an end-to-end technology platform, including a digital audio software suite of solutions that connect audio publishers to the advertising community. AdsWizz offers a range of products -- from dynamic ad insertion to advanced programmatic platforms to innovative new audio formats. AdsWizz’s advertising technology also includes ad campaign monitoring tools and other audio advertising products, such as audio formats that enable consumers to trigger an action while listening to an ad as well as other personalization-based technology.
AdsWizz’s technology is employed by Pandora in its ad-supported business as well as by third party customers. AdsWizz’s third party customers include well-known music platforms, podcasts and broadcasting groups worldwide.
Simplecast
Pandora, through its Simplecast business, also offers a podcast management and analytics platform. Simplecast complements AdsWizz’s advertising technology platform, allowing the company to offer podcasters a solution for management, hosting, analytics and advertising sales.
Competition
We face significant competition for listeners and advertisers in our Sirius XM business and our Pandora business, including from providers of radio and other audio services.
Competition for Subscribers and Listeners
Traditional AM/FM Radio
Our Sirius XM services and Pandora services compete with traditional AM/FM radio.  Traditional AM/FM radio has a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by subscription fees.  Many radio stations offer information programming of a local nature, such as local news and sports.  The availability of traditional free AM/FM radio may reduce the likelihood that customers would be willing to pay for our subscription services. Several traditional radio companies own large numbers of radio stations and other media properties, such as podcast networks.
Streaming and On-Demand Competitors
Streaming and on-demand services, including Amazon Prime, Apple Music, Spotify and YouTube, compete with our Sirius XM and Pandora services.  Major online providers make high fidelity digital streams available at no cost or, in some cases, for less than the cost of a satellite radio subscription.  Certain of these services include advanced functionality, such as personalization and customization and allow the user to access large libraries of content.  These services, in some instances, are also offered through devices sold by the service providers including Apple, Google and Amazon. For some consumers, these services compete with our services, at home, in vehicles, and wherever audio entertainment is consumed.
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
Traffic Services
For our Sirius XM business, a number of providers compete with our traffic services, particularly by smartphones offering GPS mapping with sophisticated data-based turn navigation.
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
In 1997, we were the winning bidders for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services.  Our FCC licenses for our Sirius satellites expire in 2022 and 2025.  Our FCC licenses for our XM satellites expire in 2022 and 2026.  We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant licenses for any replacement satellites.
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
The holders of the mechanical rights in musical compositions, generally songwriters and music publishers, have traditionally licensed these rights through the statutory license set forth in Section 115 of the United States Copyright Act; however, mechanical rights can also be licensed directly.
The changing market for musical compositions may have an adverse effect on our Sirius XM business and our Pandora business, including increasing our costs and limiting the musical works available to us.
Sirius XM Business. We have arrangements with ASCAP, BMI, SESAC, and GMR to license the musical compositions we perform on our satellite radio and streaming services. Our Sirius XM business does not require a mechanical license.
Pandora Business. We have arrangements with ASCAP, BMI, SESAC, GMR and a variety of other copyright owners to license the musical compositions performance rights we use on our Pandora services. For our Pandora ad-supported radio service, certain copyright holders receive as a performance royalty their usage-based and ownership-based share of a royalty pool equal to 21.5% of the content acquisition costs that we pay for sound recordings on our ad-supported service and others receive a fixed fee.

Pandora must also license reproduction rights, which are also referred to as mechanical rights, to offer the interactive features of the Pandora services. For our Pandora subscription services, copyright holders receive payments for these rights at the rates determined in accordance with the statutory license set forth in Section 115 of the United States Copyright Act. In January 2018, the Copyright Royalty Board (the “CRB”) set a rate structure for the five-year period commencing January 1, 2018 and ending on December 31, 2022. The rate was 14.2% of revenues or 25.2% of record label payments in 2021. The rate was scheduled to increase over the five-year period to 15.1% of revenues or 26.2% of record label payments by 2022.
In August 2021, the United States Court of Appeals for the District of Columbia Circuit concluded that the CRB failed to provide adequate notice of the rate structure it adopted, failed to explain its rejection of a past settlement agreement as a benchmark for going forward, and never identified the source of its asserted authority to substantively redefine a material term of its initial determination. For these reasons, the Court of Appeals overturned the CRB’s adopted rate structure and percentage rates and remanded the proceeding to the CRB for further proceedings. The CRB has implemented proceedings to consider and address the Court of Appeals’ decision.
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
In 2021, as a result of the CRB ruling discussed below we paid a per performance rate for the streaming of certain sound recordings of $0.0026 on our Sirius XM streaming service which increased from $0.0024 in 2020.
Pandora Business. For our Pandora business, we have entered into direct license agreements with major and independent music labels and distributors for a significant majority of the sound recordings that stream on the Pandora ad-supported service, Pandora Plus and Pandora Premium.
For sound recordings that we stream and for which we have not entered into a direct license agreement with the sound recording rights holders, the sound recordings are streamed pursuant to the statutory license, and applicable rates thereunder, set by the CRB. Sound recordings subject to the statutory license can only be played through our radio services and not through services that are offered on-demand or offline or through any replay or additional skip features.
In June 2021, the CRB issued its initial determination regarding the royalty rates payable by us under the statutory license by which webcasters perform sound recordings via digital transmission over the internet and make ephemeral (server) copies of those recordings during the five-year period starting January 1, 2021 and ending on December 31, 2025. Because the proceeding focuses on setting statutory rates for non-interactive online music streaming (commonly identified as “webcasting”), the proceeding set the rates that our Pandora business pays for statutorily licensed music streaming on its free, ad-supported service (and for the non-interactive music streaming that occur on its subscription tiers), and that our Sirius XM business pays for music streaming on its subscription internet radio service.
The proceeding did not set the rates that we pay for our other music offerings (such as our satellite radio or business establishment services) and does not affect the rates we pay music publishers for our services, which are covered under different licenses. The statutory rates set in this proceeding will, however, affect the amount we pay for streaming on Pandora under certain of its direct licenses with sound recording copyright owners (i.e., record companies). The royalty rates under many of those direct licenses, which cover a large majority of the sound recordings that we perform on Pandora, are indexed to the statutory rates established in this proceeding.
Under the terms of the CRB’s decision, the statutory royalty rate in 2021 was $0.0021 per performance for non-subscription transmissions (such as offered by the Pandora ad-supported business) and $0.0026 per performance for subscription transmissions (such as offered by the Sirius XM internet radio service). These rates for 2021 were an approximate 17% increase in the rates for non-subscription transmissions and an approximate 8% increase in the rates for subscription transmissions, in each case over the rates in effect during 2020. Rates for the remainder of the five-year period are subject to adjustment each year by the CRB to reflect any changes occurring in the cost of living as determined by the most recent Consumer Price Index for All Urban Consumers.
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
Human Capital Resources
General
As of December 31, 2021, we had 5,590 full-time and part-time employees, the overwhelming majority of which were full-time employees. During 2021, our workforce decreased by approximately 2.4% compared to the prior year, and our core voluntary full-time employee turnover rate was approximately 12.6%.
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

•Lean on each other and learn from one another
•Invest in our actions and commit to the follow through
•Find ways to give back by focusing on community and feeding your individuality
•You Matter. We embrace our differences, empower each other and include everyone
We operate a performance-based environment where results matter and financial discipline is enforced. We have tried to create a highly collaborative culture in which employees feel a sense of pride that their input is sought after and valued. At the same time, we believe in holding individuals accountable and have tried to create a culture in which employees “do what they say they are going to do.” We believe that our culture is a long-term competitive advantage for us, fuels our ability to execute and is a critical underpinning of our employee talent strategy. The Nominating, Environmental, Social and Governance Committee of our Board of Directors oversees our management continuity planning process, and reviews and evaluates succession plans relating to our Chief Executive Officer and other executive officers.
Diversity, Equity and Inclusion
We believe that a diverse workforce is critical to our success. We cultivate an inclusive environment where human differences are valued, respected, supported and amplified. We have taken actions to recruit, retain, develop and advance a diverse and talented workforce. Our diversity, equity and inclusion efforts are led by our Senior Vice President, Head of Diversity, Equity & Inclusion. This position regularly reports to our Chief Executive Officer, works with our executive officers and provides updates to our Board of Directors. The charter for the Nominating, Environmental, Social and Governance Committee of our Board of Directors requires such committee to review and make recommendations, as the committee deems appropriate, regarding the composition and size of the Board of Directors in order to ensure the Board of Directors has the requisite expertise and its membership consists of persons with sufficiently diverse and independent backgrounds.
We are focused on increasing women and minority representation at all levels of our organization. We recruit talent in diverse communities, including by engaging as a sponsor of professional conferences focused on diverse talent. We have created a program, called Pathways, that provides recent graduates of Historically Black Colleges and Universities with entry-level full-time opportunities. We also have agreements with third parties designed to offer leadership development for Black, Latinx, Native American and Asian employees. Additionally, we provide a mentoring program to help underrepresented employees benefit from coaching, guidance, and feedback. We have five employee resource groups, including groups supporting Women, People of Color (African Americans, Latinx, Asian and Hispanic), Veterans, the LGBTQIA+ community and employees with disabilities.
We have implemented a broad set of anti-harassment and discrimination policies designed to protect against discrimination based upon sex, gender, race, color, religion/religious creed, national origin, ancestry, physical or mental disability, genetic information, age, marital status, pregnancy, sexual orientation, gender identity, gender expression, sex stereotype, transgender, immigration status, military and protected veteran status, medical condition, or any basis prohibited under federal, state or local law. We also provide regular training and guidance to our workforce regarding diversity, equity and inclusion. In 2021, we launched “Can We Talk?” an initiative aimed at increasing cultural awareness and promoting dialogue and “Conscious Inclusion” a facilitator-led training required for all of our full-time U.S. based employees. Conscious Inclusion enables employees to explore bias and its impact, learn how it translates to reactions and behaviors towards differences, and is designed to promote inclusive behaviors in our workplace.
We also periodically request our employees to voluntarily self-identify personal information related to gender, race, ethnicity, veteran and disability status. This information about the demographics of our employee population allows us to assess and evaluate our diversity, equity and inclusion efforts. We also comply with the FCC’s Equal Employment Opportunity (“EEO”) rules, including making our EEO reports publicly available.
Health, Safety and Wellness
We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of health and wellness programs, including benefits that support their physical and mental health.
In response to the COVID-19 pandemic, we implemented changes that we consider to be in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. As a result of the COVID-19 pandemic, the vast majority of our employees worked from home in 2021. We have implemented additional safety measures for employees continuing on-site work. We believe we have been able to preserve our business continuity without sacrificing our commitment to keeping our employees safe during the COVID-19 pandemic.
Compensation and Benefits
We operate in a highly competitive and technologically challenging environment. We provide competitive compensation and benefits programs for our employees. In addition to salaries, these programs (which vary by employee level and by the country where the employees are located) include, among other items, bonuses, equity-based compensation awards, a 401(k) plan and a non-qualified deferred compensation plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, paid parental leave, advocacy resources, flexible work schedules and employee assistance programs.
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
Our corporate giving and volunteering programs encourage employees to give to the causes most meaningful to them. We have a charitable matching program which offers employees a dollar for dollar match on their charitable contributions up to a specific cap. In addition, full-time employees are eligible to receive five days of paid time off to volunteer with charitable organizations of their choice. During 2021, over 370 employees volunteered almost 5,000 hours, while over 700 employees utilized our charitable matching program, benefiting almost 1,300 charitable organizations.
In 2020, we contributed $25 million to a donor advised fund to support our charitable contributions, an effort we call SiriusXM Cares. In 2021, SiriusXM Cares contributed to a variety of organizations which promote social equality, education, hiring, or combat racial injustice, including The Apollo Theater, Save The Music, Huston-Tillotson University, Asian Americans Advancing Justice, South Asian Americans Leading Together, the Alliance for Women in Media, the Human Rights Campaign, TASH (an international advocacy association of people with disabilities, their family members, other advocates, and people who work in the disability field), the League of United Latin American Citizens, the Native American Rights Fund, The Warrior Alliance, the AutoNation Foundation and the St. Thomas Aquinas College Social Justice Center.
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

Information About Our Executive Officers
Certain information regarding our executive officers as of January 28, 2022 is provided below:

Name	Age	Position
Jennifer C. Witz	53	Chief Executive Officer
Scott A. Greenstein	62	President, Chief Content Officer
Dara F. Altman	63	Executive Vice President and Chief Administrative Officer
Patrick L. Donnelly	60	Executive Vice President, General Counsel and Secretary
Joseph Inzerillo	48	Chief Product and Technology Officer
Sean S. Sullivan	54	Executive Vice President and Chief Financial Officer
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
Joseph Inzerillo has served as our Chief Product and Technology Officer since January 2022. Prior to that, Mr. Inzerillo was the Executive Vice President & Chief Technology Officer – Disney Streaming since 2017. Prior to that, Mr. Inzerillo held a variety of senior technology positions at Major League Baseball and its subsidiaries. From 2015 to 2017, Mr. Inzerillo served as Executive Vice President & Chief Technology Officer of BAMTech Media, a distributor of direct-to-consumer video and a provider of video streaming solutions. Mr. Inzerillo was the Chief Technology Officer of Major League Baseball Advanced Media, LP from 2014 through 2015, and the Senior Vice President of Multimedia Distribution of that entity from 2006 to 2014. During his tenure at Major League Baseball Advanced Media, LP, Mr. Inzerillo also served as Chief Technology Officer for Major League Baseball. Mr. Inzerillo started his career with the Chicago White Sox and was the Chief Technology Officer of the United Center, home of the Chicago Bulls and Chicago Blackhawks.
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
We have been, and may continue to be, adversely affected by supply chain issues as a result of the global semiconductor supply shortage.
The global semiconductor supply shortage is having wide-ranging effects across multiple industries, including direct and indirect effects on our business. We have experienced, and may continue to experience, delays in securing certain application specific integrated circuits (which are commonly referred to as “chipsets”) that are essential components of our satellite radios. In addition, automakers are experiencing, and may continue to experience, delays in securing certain chipsets that are essential components of new vehicles for a variety of reasons, including due to closures at semiconductor manufacturing facilities. All of these affected automakers manufacture and sell vehicles that include our satellite radios. For example, some automobile plants in North America and elsewhere have halted or reduced vehicle production due to the shortage of semiconductors used in the production of their vehicles. As a result, the semiconductor supply shortage has had, and may continue to have, an impact on new vehicle production and deliveries, which in turn may affect our subscriber acquisition efforts.
The ongoing COVID-19 pandemic has introduced significant uncertainty to our business.
There is significant uncertainty around disruptions related to the ongoing COVID-19 pandemic and its continuing impact on the global economy. The COVID-19 pandemic has also introduced significant uncertainties to our business, including possible changes to our sales and marketing practices as we react to shifts in the volume and mix of auto sales and the potential loss of sales and orders in our advertising business. The extent to which the COVID-19 pandemic impacts our future results depends on future developments, which are highly uncertain and cannot be predicted with certainty, including new information which may emerge concerning the severity of the COVID-19 pandemic in the United States, actions taken to contain it or treat its impact, labor market constraints, the availability and efficacy of vaccinations, testing and vaccination mandates and the resurgence of COVID-19 and its variants (including the delta and omicron variants) that are occurring. Another broad shutdown of businesses, either in the United States or globally, as a result of the COVID-19 pandemic would likely have an adverse effect on our business given the continuing weaknesses associated with the supply chain for new vehicles and the strong demand and inventory constraints for used vehicles.
We are monitoring and continue to assess the ongoing effects of the COVID-19 pandemic on our businesses and operations. Almost all of employees have been working remotely since the COVID-19 pandemic began in March 2020. The impact of these remote arrangements on our workforce are impossible to assess or predict. Importantly, the continuing effects of the COVID-19 pandemic may also have a material adverse effect on third parties upon which we rely, and our ability to assess those effects in any meaningful manner are difficult at this time.
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
Our strategy includes selective acquisitions, other strategic investments and initiatives in an effort to expand our business. The success of any acquisition depends upon effective integration, cultural assimilation and management of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realizing the growth potential, the anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets.
We are devoting significant management attention and resources to integrate the businesses and operations of certain acquisitions. The integration process could distract our management, disrupt our ongoing business or result in inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition.
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
We have agreements with major automakers to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period. Our business could be adversely affected if automakers do not continue to include our Sirius XM service in their products.
Automotive production and sales are dependent on many factors, including the availability of vehicle components, consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by automakers decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, subscriber growth for our satellite radio service may be adversely impacted.
Sales of used vehicles represent a significant source of new subscribers for our satellite radio service. We have agreements with auto dealers and companies operating in the used vehicle market to provide us with data on sales of used satellite radio enabled vehicles, including in many cases the consumer’s name and address. The continuing availability of this data is important, and the loss of such data may harm our revenue and business.
Failure of our satellites would significantly damage our business.
The lives of the satellites required to operate our Sirius XM service vary depending on a number of factors, including:
•degradation and durability of solar panels;
•quality of construction;
•random failure of satellite components, which could result in significant damage to or loss of a satellite;
•amount of fuel the satellite consumes;
•the performance of third parties that manage the operation of our satellites; and
•damage or destruction as a result of electrostatic storms, terrorist attacks, collisions with other objects in space or other events, such as nuclear detonations, occurring in space.
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
Any material failure of our operating satellites could cause us to lose customers for our Sirius XM service and could materially harm our reputation and our operating results. With the exception of the insurance we have purchased covering the launch and the first year of in-orbit operation of our SXM-8 satellite, we do not have insurance for our in-orbit satellites.  Additional information regarding our fleet of satellites is contained in the section entitled “Item 1. Business - Satellites, Terrestrial Repeaters and Other Satellite Facilities” of this Annual Report on Form 10-K.
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
The number of monthly active users to our ad-supported Pandora business has declined consistently for several years, including in 2021, and may further contract in the future.
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
If we are unable to maintain revenue growth from our advertising products our results of operations will be adversely affected.

In order to effectively monetize listener hours, we must, among other things, penetrate local advertising markets and develop compelling ad product solutions.
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
Apple, as well as mobile operating system and browser providers, have implemented product features and plans that may adversely impact our ability to use these common identifiers and data collected in connection with these common identifiers in our Pandora business.
If we fail to accurately predict and play music, comedy or other content that our Pandora listeners enjoy, we may fail to retain existing and attract new listeners.
A key differentiating factor between our Pandora service and other music content providers is our ability to predict music that our listeners will enjoy. The effectiveness of our personalized playlist generating system depends, in part, on our ability to gather and effectively analyze large amounts of listener data and feedback. We may not continue to be successful in enticing listeners to our Pandora service to give a thumbs-up or thumbs-down to enough songs to effectively predict and select new and existing songs. In addition, our ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional tracks that will appeal to our listeners’ diverse and changing tastes. Many of our competitors currently have larger music and content catalogs than we offer and they may be more effective in providing their listeners with an appealing listener experience.
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
Privacy-related laws and regulations, such as the California Consumer Privacy Act and the European General Data Protection Regulation, are evolving and subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies as well as foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy and data security-related matters. New laws, amendments to or re-interpretations of existing laws and contractual obligations, as well as changes in our listeners’ expectations and demands regarding privacy and data security, may limit our ability to collect and use consumer data. Restrictions on our ability to collect, access and harness listener data, or to use or disclose listener data or profiles that we develop using such data, could limit our ability to deliver personalized content to our listeners and offer targeted advertising opportunities to our advertisers, each of which are important to the success of our business. Increased regulation of data utilization and distribution practices could increase our costs of operation or otherwise adversely affect our business.
Consumer protection laws and our failure to comply with them could damage our business.
Federal and state consumer protection laws, rules and regulations cover nearly all aspects of our marketing efforts, including the content of our advertising, the terms of consumer offers and the manner in which we communicate with consumers.  A number of governmental authorities have commenced investigations into our consumer practices, including the manner in which we allow consumers to cancel subscriptions to our services. The nature of our business requires us to expend significant resources to try to ensure that our marketing activities comply with consumer protection laws, including laws relating to telemarketing activities and privacy.  These efforts may not be successful, and we may have to expend even greater resources in our compliance efforts.
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
The nature of our business involves the receipt and storage of personal information about our subscribers and listeners including, in many cases, credit and debit card information. We have a program in place to detect and respond to data security incidents. However, the techniques used to gain unauthorized access to data systems are constantly evolving and may be difficult to detect for long periods of time. We may be unable to anticipate or prevent unauthorized access to data pertaining to our customers, including credit card and debit card information and other personally identifiable information. Our services, which are supported by our own systems and those of third-party vendors, are vulnerable to computer malware and attacks as well as to catastrophic events (such as fires, floods, hurricanes, or tornadoes), any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information.
For many companies, remote and/or hybrid in-office work arrangements resulting from the COVID-19 pandemic have made their network and communication systems more vulnerable to cyberattacks and incursions, and there has been an overall increase in both the frequency and severity of cyber incidents as such vulnerabilities have been exploited. Continued implementation of a full or partial remote work environment may subject us to a heightened and ongoing risk of cyberattacks, unauthorized access or other privacy or data security incidents, both directly as well as indirectly through third-party intermediaries, service providers and vendors that have access or other connections to our systems.
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
To date, we are not aware that we have had a significant cyber-attack or breach that has had a material impact on our business or results of operations. We have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies. Additionally, we have increased our monitoring capabilities to enhance early detection and timely response to potential security anomalies.
The cyber security measures we have implemented, however, may not be sufficient to prevent all possible attacks and may be vulnerable to hacking, employee error, ransom attacks, malfeasance, system error, faulty password management or other irregularities. Further, the development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.
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
We rely on internal systems and external systems maintained by manufacturers, distributors and service providers to take, fulfill and handle customer service requests and host certain online activities. Any interruption or failure of our internal or external systems could prevent us from servicing customers or cause data to be unintentionally disclosed. Our services have experienced, and we expect them to continue to experience, periodic service interruptions and delays involving our own systems and those of our vendors.

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
Under the United States Copyright Act, we also must pay royalties to copyright owners of sound recordings for the performance of such sound recordings on our Sirius XM service. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board. Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the Copyright Royalty Board’s existing decision governing sound recording royalties for satellite radio, we are required to pay a royalty based on our gross revenues associated with our satellite radio service, subject to certain exclusions, of 15.5% per year for each of the next six years.
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
Several of these direct licenses also include provisions related to the terms of those agreements relative to other content licensing arrangements, which are commonly referred to as “most favored nation” clauses. These provisions have caused, and may in the future cause, our payments under those agreements to escalate substantially. In addition, many record labels, music publishers and performing rights organizations have the right to audit our royalty payments, and these audits often result in disputes over whether we have paid the proper amounts. As a result of such audits, we could be required to pay additional amounts, audit fees and interest or penalties, and the amounts involved could adversely affect our business, financial condition and results of operations.
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
The Copyright Royalty Board has issued a rate formula for the period from January 1, 2018 through December 31, 2022. Pursuant to that decision, the rate for the mechanical rights and performance rights needed in connection with interactive streaming would have increased annually between 2018 and 2022. On August 11, 2020, the United States Court of Appeals for the District of Columbia Circuit concluded that the CRB failed to provide adequate notice of the rate structure it adopted, failed to explain its rejection of a past settlement agreement as a benchmark for going forward, and never identified the source of its asserted authority to substantively redefine a material term of its initial determination. For these reasons, the Court of Appeals overturned the CRB’s adopted rate structure and percentage rates and remanded the proceeding to the CRB for further proceedings. The CRB has proceedings underway to consider and address the Court of Appeals’ decision.
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
As of December 31, 2021, we had an aggregate principal amount of approximately $8.9 billion of indebtedness outstanding.
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
In addition, our borrowings under our Senior Secured Revolving Credit Facility carry a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom's Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our borrowings under the Credit Facility. In addition, we may, in the future, hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.
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
As of December 31, 2021, Liberty Media beneficially owned approximately 81% of Holdings’ common stock and has the ability to influence our affairs, policies and operations.  Three Liberty Media executives and one other member of the board of directors of Liberty Media are members of our board of directors.  Our board of directors currently has thirteen members. Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of Holdings’ board of directors.  Our board of directors is responsible for, among other things, the appointment of executive management, future issuances of common stock or other securities, the payment of dividends, if any, the incurrence of debt, and the approval of various transactions.
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
We believe that our success depends on our continued ability to attract and retain qualified management, sales, technical and other personnel. During 2021, we experienced a significant amount of employee turnover. All of our employees, including our executive officers, are free to terminate their employment with us at any time, and their knowledge of our business may be difficult to replace.
Qualified individuals are in high demand, particularly in the media and technology industries and we may incur significant costs to attract and retain employees. If we are unable to attract and retain our key employees, we may not be able to achieve our objectives, and our business could be harmed.
Our facilities could be damaged by natural catastrophes or terrorist activities.
An earthquake, hurricane, tornado, flood, cyber-attack, terrorist attack, civil unrest or other catastrophic event could damage our data centers, studios, terrestrial repeater networks or satellite uplink facilities, interrupt our services and harm our business. We also have significant operations in the San Francisco Bay Area, a region known for seismic activity. Natural disasters and adverse weather conditions can be caused or exacerbated by climate change.
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
We design, establish specifications, source or specify parts and components, and manage various aspects of the logistics of the production of satellite radios and our apps. As a result of these activities, we may be exposed to liabilities associated with the design, manufacture and distribution of radios and apps that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Below is a list of the principal properties that we own or lease:
Sirius XM

Location	Purpose	Own/Lease
New York, NY	Corporate headquarters, office facilities and studio/production facilities	Lease
Washington, DC	Office, studio/production facilities and data center	Own
Lawrenceville, NJ	Office and technical/engineering facilities	Lease
Deerfield Beach, FL	Office and technical/engineering facilities	Lease
Farmington Hills, MI	Office and technical/engineering facilities	Lease
Nashville, TN	Studio/production facilities	Lease
Vernon, NJ	Technical/engineering facilities	Own
Ellenwood, GA	Technical/engineering facilities	Lease
Fredericksburg, VA	Warehouse and technical/engineering facilities	Lease
Los Angeles, CA	Office and studio/production facilities	Lease
Irving, TX	Office and engineering facilities/call center	Lease
San Francisco, CA	Office and engineering facilities	Lease
Ashburn, VA	Data center	Lease
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
ITEM 3.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 16 in the notes to our audited consolidated financial statements in this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIRI.” On January 28, 2022, there were approximately 6,529 record holders of our common stock.
Issuer Purchases of Equity Securities
As of December 31, 2021, our board of directors had authorized us to repurchase an aggregate of $18.0 billion of our common stock and have not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of December 31, 2021, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.6 billion shares for approximately $15.9 billion, and approximately $2.1 billion remained available under our existing $18.0 billion stock repurchase program.  The size and timing of our repurchases will be based on a number of factors, including price and business and market conditions.
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2021 - October 31, 2021	22,100,000	$6.09	22,100,000	$2,289,261,423
November 1, 2021 - November 30, 2021	15,710,109	$6.33	15,710,109	$2,189,883,237
December 1, 2021 - December 31, 2021	17,350,766	$6.31	17,350,766	$2,080,356,522
Total	55,160,875	$6.23	55,160,875
(a)These amounts include fees and commissions associated with the shares repurchased.  All of these repurchases were made pursuant to our share repurchase program.

COMPARISON OF CUMULATIVE TOTAL RETURNS
Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor's Composite-500 Stock Index, or the S&P 500, and the NASDAQ Telecommunications Index from December 31, 2016 to December 31, 2021. The graph assumes that $100 was invested on December 31, 2016 in each of our common stock, the S&P 500 and the NASDAQ Telecommunications Index. In November 2016, we paid our first quarterly dividend. Our board of directors expects to declare regular quarterly dividends.

$250
$200
$150
$100
$50
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
NASDAQ Telecommunications Index
S&P 500 Index
Sirius XM Holdings Inc.

Stockholder Return Performance Table

	NASDAQ Telecommunications Index	S&P 500 Index	Sirius XM Holdings Inc.
December 31, 2016	$100.00	$100.00	$100.00
December 31, 2017	$117.44	$119.42	$120.45
December 31, 2018	$121.00	$111.97	$128.31
December 31, 2019	$134.77	$144.31	$160.67
December 31, 2020	$164.47	$167.77	$143.15
December 31, 2021	$172.33	$212.89	$142.70

Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon exercise of options, warrants and rights under our equity compensation plans. Information is as of December 31, 2021.

Plan Category (shares in millions)	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	241	$5.47	134
Equity compensation plans not approved by security holders	—	—	—
Total	241	$5.47	134
__________
(1)In addition to shares issuable upon exercise of stock options, amount also includes approximately 80 shares underlying restricted stock units, including performance-based restricted stock units (“PRSUs”) and dividend equivalents thereon. The number of shares to be issued in respect of PRSUs and dividend equivalents thereon have been calculated based on the assumption that the maximum levels of performance applicable to the PRSUs will be achieved.
(2)The weighted-average exercise price of outstanding options, warrants and rights relates solely to stock options, which are the only currently outstanding exercisable security.

ITEM 6.    [RESERVED]

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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of December 31, 2021, our Sirius XM business had approximately 34.0 million subscribers.
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

Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of December 31, 2021, Pandora had approximately 6.4 million subscribers.
The majority of revenue from our Pandora business is generated from advertising on our Pandora ad-supported radio service. We also derive subscription revenue from our Pandora Plus and Pandora Premium subscribers.
Our Pandora business also sells advertising on audio platforms and in podcasts unaffiliated with us. Pandora is the exclusive US ad sales representative for SoundCloud. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. We also have arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz, Pandora provides a comprehensive digital audio advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions. As of December 31, 2021, our Pandora business had approximately 52.3 million monthly active users.
In February 2020, Sirius XM completed a $75 investment in SoundCloud. SoundCloud is a next-generation music entertainment company, powered by an ecosystem of artists, listeners, and curators on the pulse of what's new, now and next in music culture. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment. The minority investment complements the existing ad sales relationship between SoundCloud and Pandora.
In June 2020, Sirius XM acquired Simplecast for $28 in cash. Simplecast is a podcast management and analytics platform. Refer to Note 3 to our consolidated financial statements for more information on this acquisition.
In October 2020, Sirius XM acquired the assets of Stitcher from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for total consideration of $302, which included $266 in cash and $36 related to contingent consideration. During the year ended December 31, 2021, Stitcher did not achieve certain financial metrics, as a result of which we do not expect to pay to Scripps the 2021 portion of the contingent consideration associated with the transaction. During the year ended December 31, 2021, we recognized a $17 benefit related to the change in fair value of the 2021 portion of the contingent consideration. The acquisition of Stitcher, in conjunction with Simplecast, creates a full-service platform for podcast creators, publishers and advertisers. Refer to Note 3 to our consolidated financial statements for more information on this acquisition.

Liberty Media
As of December 31, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 81% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Results of Operations
Set forth below are our results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020. Refer to our Form 10-K for the year ended December 31, 2020 filed with the SEC on February 2, 2021 for our results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Years Ended December 31,		2021 vs 2020 Change
	2021	2020	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$6,084	$5,857	$227	4%
Advertising revenue	188	157	31	20%
Equipment revenue	201	173	28	16%
Other revenue	151	155	(4)	(3)%
Total Sirius XM revenue	6,624	6,342	282	4%
Pandora:
Subscriber revenue	530	515	15	3%
Advertising revenue	1,542	1,183	359	30%
Total Pandora revenue	2,072	1,698	374	22%
Total consolidated revenue	8,696	8,040	656	8%
Cost of services
Sirius XM:
Revenue share and royalties	1,532	1,484	48	3%
Programming and content	511	449	62	14%
Customer service and billing	415	394	21	5%
Transmission	159	123	36	29%
Cost of equipment	18	19	(1)	(5)%
Total Sirius XM cost of services	2,635	2,469	166	7%
Pandora:
Revenue share and royalties	1,140	937	203	22%
Programming and content	48	32	16	50%
Customer service and billing	86	87	(1)	(1)%
Transmission	59	54	5	9%
Total Pandora cost of services	1,333	1,110	223	20%
Total consolidated cost of services	3,968	3,579	389	11%
Subscriber acquisition costs	325	362	(37)	(10)%
Sales and marketing	1,056	957	99	10%
Engineering, design and development	265	263	2	1%
General and administrative	514	511	3	1%
Depreciation and amortization	533	506	27	5%
Impairment, restructuring and acquisition costs	20	1,004	(984)	(98)%
Total operating expenses	6,681	7,182	(501)	(7)%
Income from operations	2,015	858	1,157	135%
Other (expense) income:
Interest expense	(415)	(394)	(21)	(5)%
Loss on extinguishment of debt	(83)	(40)	(43)	(108)%
Other income	9	6	3	50%
Total other (expense) income	(489)	(428)	(61)	(14)%
Income before income taxes	1,526	430	1,096	255%
Income tax expense	(212)	(299)	87	29%
Net income	$1,314	$131	$1,183	903%

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the years ended December 31, 2021 and 2020, subscriber revenue was $6,084 and $5,857, respectively, an increase of 4%, or $227. The increase was primarily driven by growth in our ARPU of 5% and in our self-pay subscriber base of 4% driving higher self-pay revenue and U.S. Music Royalty Fees, partially offset by lower revenue generated from automakers offering paid promotional subscriptions.
We expect subscriber revenues to increase based on the growth of our subscriber base, increases in the average price charged and the sale of additional services to subscribers.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the years ended December 31, 2021 and 2020, advertising revenue was $188 and $157, respectively, an increase of 20%, or $31. The increase was due to higher advertising primarily on news and sports channels as we continue to recover to pre-COVID-19 levels.
We expect our Sirius XM advertising revenue to grow as we continue our recovery to pre-COVID-19 levels.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the years ended December 31, 2021 and 2020, equipment revenue was $201 and $173, respectively, an increase of 16%, or $28. The increase was driven by higher royalty revenue from new vehicle production as automakers pushed to get back to pre-COVID-19 manufacturing levels during the first half of 2021 and due to our transition to a new generation of chipsets, partially offset by semiconductor supply shortages in the second half of 2021.
We expect equipment revenue to decrease as a result of the semiconductor supply shortages.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, revenue from our connected vehicle services, and ancillary revenues.
For the years ended December 31, 2021 and 2020, other revenue was $151 and $155, respectively, a decrease of 3%, or $4. The decrease was primarily driven by lower revenue generated by rental car arrangements.
We expect other revenue to decrease as revenue generated from our connected vehicle services declines, partially offset by an anticipated growth in royalties from Sirius XM Canada.
Pandora Revenue
Pandora Subscriber Revenue includes fees charged for Pandora Plus, Pandora Premium, Stitcher and Simplecast subscriptions.
For the years ended December 31, 2021 and 2020, Pandora subscriber revenue was $530 and $515, respectively, an increase of 3%, or $15. The increase was primarily driven by the inclusion of Stitcher during the full year 2021 as well as an increase of 3% in average subscribers from 2020.
We expect Pandora subscriber revenues to decrease as our Pandora subscriber base declines.
Pandora Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the years ended December 31, 2021 and 2020, Pandora advertising revenue was $1,542 and $1,183, respectively, an increase of 30%, or $359. The increase was primarily driven by strong monetization of on platform programming to $102.74 per thousand hours, and higher off-platform revenue as well as a full year of Stitcher revenue.
We expect Pandora advertising revenue to increase due to our off-platform advertising opportunities and the growth of Stitcher.

Total Consolidated Revenue
Total Consolidated Revenue for the years ended December 31, 2021 and 2020, was $8,696 and $8,040, respectively, an increase of 8%, or $656.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the years ended December 31, 2021 and 2020, revenue share and royalties were $1,532 and $1,484, respectively, an increase of 3%, or $48, but decreased as a percentage of total Sirius XM revenue. The increase was driven by overall greater revenues subject to music royalties and revenue share.
We expect our Sirius XM revenue share and royalty costs to increase as our revenues grow.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the years ended December 31, 2021 and 2020, programming and content expenses were $511 and $449, respectively, an increase of 14%, or $62, and increased as a percentage of total Sirius XM revenue. The increase was driven by higher content licensing costs.
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
For the years ended December 31, 2021 and 2020, customer service and billing expenses were $415 and $394, respectively, an increase of 5%, or $21, and increased as a percentage of total Sirius XM revenue. The increase was driven by higher transaction costs, consulting, and personnel-related cost; partially offset by lower bad debt expense and lower call center expense.
We expect our Sirius XM customer service and billing expenses to increase as our subscriber base grows.
Sirius XM Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet and 360L streaming and connected vehicle services.
For the years ended December 31, 2021 and 2020, transmission expenses were $159 and $123, respectively, an increase of 29%, or $36, and increased as a percentage of total Sirius XM revenue. The increase was primarily driven by higher costs associated with cloud hosting, wireless connectivity for our 360L platform, streaming content and our connected vehicle services.
We expect our Sirius XM transmission expenses to increase as costs associated with our 360L platform rise and investments in internet streaming grow.
Sirius XM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the years ended December 31, 2021 and 2020, cost of equipment was $18 and $19, respectively, a decrease of 5%, or $1, and decreased as a percentage of equipment revenue. The decrease was primarily due to lower direct sales to customers.
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
For the years ended December 31, 2021 and 2020, revenue share and royalties were $1,140 and $937, respectively, an increase of 22%, or $203, but remained flat as a percentage of total Pandora revenue. The increase was primarily due to higher royalty rates associated with owned and operated revenue as well as higher AdsWizz revenue, the inclusion of Stitcher and the growth in other off-platform revenue.
We expect our Pandora revenue share to increase as off-platform revenue increases and our royalty costs to increase due to higher music royalty rates.
Pandora Programming and Content includes costs to produce live listener events and promote content.
For the years ended December 31, 2021 and 2020, programming and content expenses were $48 and $32, respectively, an increase of 50%, or $16, and increased as a percentage of total Pandora revenue. The increase was primarily attributable to additional live events in 2021, higher license costs, and personnel-related costs driven by the inclusion of Stitcher.
We expect our Pandora programming and content costs to increase as we offer additional programming and produce live listener events and promotions.
Pandora Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the years ended December 31, 2021 and 2020, customer service and billing expenses were $86 and $87, respectively, a decrease of 1%, or $1, and decreased as a percentage of total Pandora revenue. The decrease was primarily driven by lower bad debt expense, partially offset by higher transaction fees.
We expect our Pandora customer service and billing costs to decrease as our Pandora subscriber base declines and mobile app commissions fall.
Pandora Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the years ended December 31, 2021 and 2020, transmission expenses were $59 and $54, respectively, an increase of 9%, or $5, but decreased as a percentage of total Pandora revenue. The increase was primarily driven by higher streaming costs.
We expect our Pandora transmission costs to fluctuate primarily as a result of changes in listener hours.
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
For the years ended December 31, 2021 and 2020, subscriber acquisition costs were $325 and $362, respectively, a decrease of 10%, or $37, and decreased as a percentage of total revenue. The decrease was driven by lower subsidies from contract improvements with certain automakers as well as lower costs resulting from the semiconductor supply shortages during 2021, partially offset by slightly higher OEM installations.

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
For the years ended December 31, 2021 and 2020, sales and marketing expenses were $1,056 and $957, respectively, an increase of 10%, or $99, and increased as a percentage of total revenue. The increase was primarily due to higher brand media, streaming and trial-related direct marketing costs as well as higher personnel-related costs.
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
For the years ended December 31, 2021 and 2020, engineering, design and development expenses were $265 and $263, respectively, an increase of 1%, or $2, and decreased as a percentage of total revenue. The increase was driven primarily by higher personnel-related costs, and partially offset by lower research and development costs.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the years ended December 31, 2021 and 2020, general and administrative expenses were $514 and $511, respectively, an increase of 1%, or $3, and decreased as a percentage of total revenue.  The increase was primarily driven by higher personnel-related, consulting and technology related costs, partially offset by lower contributions as a result of a $25 donor advised fund created in 2020.
We expect our general and administrative expenses to remain relatively flat.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the years ended December 31, 2021 and 2020, depreciation and amortization expense was $533 and $506, respectively, an increase of 5%, or $27, and decreased as a percentage of total revenue.  The increase was driven by the addition of software that was developed.
Impairment, Restructuring and Acquisition Costs represents impairment charges, net of insurance recoveries, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces and acquisition costs.
For the years ended December 31, 2021 and 2020, impairment, restructuring, and acquisition costs were $20 and $1,004, respectively. During 2021, we recorded restructuring costs of $25 resulting from the termination of leased office space and $12 related to acquisition costs, partially offset by the reversal of a liability related to the Stitcher acquisition. During 2020, we recorded a goodwill impairment charge of $956 to reflect the carrying amount of the Pandora goodwill, an impairment charge of $20 to write down the carrying value of our Pandora trademark, costs of $24 associated with the termination of the Automatic service and costs associated with the acquisition of Simplecast.

Other Income (Expense)
Interest Expense includes interest on outstanding debt.
For the years ended December 31, 2021 and 2020, interest expense was $415 and $394, respectively, an increase of 5%, or $21.  The increase was primarily driven by a higher average outstanding debt balance as well as lower capitalized interest, partially offset by lower interest rates.
Loss on Extinguishment of Debt includes losses incurred as a result of the redemption of certain debt.
For the years ended December 31, 2021 and 2020, loss on extinguishment of debt was $83 and $40, respectively.  The loss on extinguishment of debt recorded in 2021 was due to the redemption of $1,000 principal amount of Sirius XM's 3.875% Senior Notes due 2022, $1,500 principal amount of Sirius XM's 4.625% Senior Notes due 2024, and $1,000 principal amount of Sirius XM's 5.375% Senior Notes due 2026. The loss on extinguishment of debt recorded in 2020 was due to the redemption of $500 principal amount of Sirius XM's 4.625% Senior Notes due 2023 and $1,000 principal amount of Sirius XM's 5.375% Senior Notes due 2025.
Other Income (Expense) primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For the years ended December 31, 2021 and 2020, other income was $9 and $6, respectively.  Other income for the year ended December 31, 2021 was primarily driven by interest earned on our loan to Sirius XM Canada. Other income for the year ended December 31, 2020 was driven by a one-time lawsuit settlement of $7.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the years ended December 31, 2021 and 2020, income tax expense was $212 and $299, respectively, and our effective tax rate was 13.9% and 69.5%, respectively.
Our effective tax rate of 13.9% for the year ended December 31, 2021 was primarily impacted by settlements with various states as well as a benefit related to research and development and certain other credits, partially offset by federal and state income tax expense. Our effective tax rate of 69.5% for the year ended December 31, 2020 was primarily impacted by the nondeductible Pandora goodwill impairment charge, partially offset by the recognition of excess tax benefits related to share-based compensation, a benefit related to state and federal research and development and certain other credits and a worthless stock deduction associated with the termination of the Automatic service.

Key Financial and Operating Performance Metrics
In this section, we present certain financial performance measures, some of which are presented as Non-GAAP items, which include free cash flow and adjusted EBITDA. We also present certain operating performance measures. Our adjusted EBITDA excludes the impact of share-based payment expense and certain purchase price accounting adjustments related to the merger of Sirius and XM ("XM Merger") and our February 2019 acquisition of Pandora ("the Pandora Acquisition").  Additionally, when applicable, our adjusted EBITDA metric excludes the effect of significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial and operating performance measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. See the accompanying Glossary for more details and for the reconciliation to the most directly comparable GAAP measure (where applicable).
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
Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the Glossary for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in Sirius XM's subscriber count or subscriber-based operating metrics.

Set forth below are our subscriber balances as of December 31, 2021 compared to December 31, 2020. Refer to our Form 10-K for the year ended December 31, 2020 filed with the SEC on February 2, 2021 for our subscriber balances as of December 31, 2020 compared to December 31, 2019.

	As of December 31,		2021 vs 2020 Change
(subscribers in thousands)	2021	2020	Amount	%
Sirius XM
Self-pay subscribers	32,039	30,887	1,152	4%
Paid promotional subscribers	1,994	3,827	(1,833)	(48)%
Ending subscribers	34,033	34,714	(681)	(2)%
Traffic users	8,568	9,301	(733)	(8)%
Sirius XM Canada subscribers	2,517	2,622	(105)	(4)%

Pandora
Monthly active users - all services	52,275	58,882	(6,607)	(11)%
Self-pay subscribers	6,324	6,279	45	1%
Paid promotional subscribers	69	62	7	11%
Ending subscribers	6,393	6,341	52	1%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the years ended December 31, 2021 and 2020. Refer to our Form 10-K for the year ended December 31, 2020 filed with the SEC on February 2, 2021 for our Non-GAAP financial and operating performance measures for the year ended December 31, 2020 compared with the year ended December 31, 2019.

	For the Years Ended December 31,		2021 vs 2020 Change
(subscribers in thousands)	2021	2020	Amount	%
Sirius XM
Self-pay subscribers	1,152	909	243	27%
Paid promotional subscribers	(1,833)	(1,104)	(729)	(66)%
Net additions	(681)	(195)	(486)	(249)%
Weighted average number of subscribers	34,345	34,523	(178)	(1)%
Average self-pay monthly churn	1.6%	1.7%	(0.1)%	(6)%
ARPU (1)	$14.76	$14.10	$0.66	5%
SAC, per installation	$12.58	$18.65	$(6.07)	(33)%
Pandora
Self-pay subscribers	45	114	(69)	(61)%
Paid promotional subscribers	7	13	(6)	(46)%
Net additions	52	127	(75)	(59)%
Weighted average number of subscribers	6,487	6,315	172	3%
ARPU	$6.69	$6.76	$(0.07)	(1)%
Ad supported listener hours (in billions)	11.55	12.50	(0.95)	(8)%
Advertising revenue per thousand listener hours (RPM)	$102.74	$79.24	$23.50	30%
Licensing costs per thousand listener hours (LPM)	$48.63	$40.14	$8.49	21%
Licensing costs per paid subscriber (LPU)	$4.23	$4.14	$0.09	2%
Total Company
Adjusted EBITDA	$2,770	$2,575	$195	8%
Free cash flow	$1,831	$1,660	$171	10%
(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $190 and $174 for the years ended December 31, 2021 and 2020, respectively.

Sirius XM
Subscribers. At December 31, 2021, we had approximately 34,033 subscribers, a decrease of approximately 681 subscribers, or 2%, from the approximately 34,714 subscribers as of December 31, 2020. The decrease in total subscribers was due to the decline in paid promotional subscribers, partially offset by growth in our self-pay subscriber base.
For the years ended December 31, 2021 and 2020, net subscriber additions were (681) and (195), respectively, a decline of 249%, or 486. Paid promotional subscribers decreased due to a shift to shorter paid or free trials at certain automakers. Self-pay net additions increased driven by higher new vehicle conversion resulting from vehicle sales growth during the first half of 2021, lower non-pay and voluntary churn, and a shift by automakers to shorter trial periods.
Traffic Users. We offer services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For the years ended December 31, 2021 and 2020, our average self-pay monthly churn rate was 1.6% and 1.7%, respectively. The decrease was driven by lower non-pay churn and voluntary churn.
ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the years ended December 31, 2021 and 2020, ARPU was $14.76 and $14.10, respectively. The increase was driven by an increase in certain subscription rates and the U.S. Music Royalty Fee as well as higher advertising revenue.
SAC, Per Installation, is derived from subscriber acquisition costs less margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the years ended December 31, 2021 and 2020, SAC, per installation, was $12.58 and $18.65, respectively. The decrease was driven by reductions to hardware subsidy rates for certain automakers.
Pandora
Monthly Active Users. At December 31, 2021, Pandora had approximately 52,275 monthly active users, a decrease of 6,607 monthly active users, or 11%, from the 58,882 monthly active users as of December 31, 2020. The decrease in monthly active users was driven by an increase in ad-supported listener churn and a decrease in the number of new users.
Subscribers. At December 31, 2021, Pandora had approximately 6,393 subscribers, an increase of 52, or 1%, from the approximately 6,341 subscribers as of December 31, 2020.
For the years ended December 31, 2021 and 2020, net subscriber additions were 52 and 127, respectively, a decrease of 59%, or 75. Net additions decreased as a result of a decline in trial starts, partially offset by lower churn.
ARPU is defined as average monthly revenue per paid subscriber on our Pandora subscription services. (See the accompanying Glossary for more details.)
For the years ended December 31, 2021 and 2020, ARPU was $6.69 and $6.76, respectively. The decrease in subscriber ARPU was primarily due to a change in the mix of Pandora's premium plans.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-radio content offerings in the definition of listener hours.
For the years ended December 31, 2021 and 2020, ad supported listener hours was 11.55 billion and 12.50 billion, respectively. The decrease in ad supported listener hours was primarily driven by the decline in monthly active users, partially offset by higher hours per active user.
RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.

For the years ended December 31, 2021 and 2020, RPM was $102.74 and $79.24, respectively. The increase was a result of higher sell-through and pricing increases in advertising implemented by Pandora.
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
For the years ended December 31, 2021 and 2020, LPM was $48.63 and $40.14, respectively. The increase was primarily driven by higher eligible advertising revenue.
LPU is defined as average monthly licensing costs per paid subscriber on our Pandora subscription services. LPU is a key measure of our ability to manage costs for our subscription services.
For the years ended December 31, 2021 and 2020, LPU was $4.23 and $4.14, respectively. The increase was due to higher publisher and CRB rates in 2021.
Total Company
Adjusted EBITDA. EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other expense (income), loss on extinguishment of debt, other non-cash charges, such as certain purchase price accounting adjustments, share-based payment expense, legal settlements and reserves, and impairment, restructuring and acquisition costs (if applicable). (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the years ended December 31, 2021 and 2020, adjusted EBITDA was $2,770 and $2,575, respectively, an increase of 8%, or $195. The increase was due to higher advertising and subscriber revenue as well as lower subscriber acquisition costs, partially offset by higher revenue share and royalties, sales and marketing, programming, and personnel-related costs.
Free Cash Flow includes cash provided by operations plus insurance recoveries on our satellites, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the years ended December 31, 2021 and 2020, free cash flow was $1,831 and $1,660, respectively, an increase of $171, or 10%. The increase was driven by satellite insurance recoveries and growth in cash generated by operations, partially offset by higher spending on property and equipment and a decrease in deferred revenue driven by a shift to shorter term self-pay and trial subscriptions as well as a shift to free trials at certain automakers.

Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the year ended December 31, 2021 compared with the year ended December 31, 2020. Refer to our Form 10-K for the year ended December 31, 2020 filed with the SEC on February 2, 2021 for our cash flows for the year ended December 31, 2020 compared with the year ended December 31, 2019.

	For the Years Ended December 31,
	2021	2020	2021 vs 2020
Net cash provided by operating activities	$1,998	$2,018	$(20)
Net cash used in investing activities	(200)	(741)	541
Net cash used in financing activities	(1,682)	(1,314)	(368)
Net increase (decrease) in cash, cash equivalents and restricted cash	116	(37)	153
Cash, cash equivalents and restricted cash at beginning of period	83	120	(37)
Cash, cash equivalents and restricted cash at end of period	$199	$83	$116

Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $20 to $1,998 for the year ended December 31, 2021 from $2,018 for the year ended December 31, 2020.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the year ended December 31, 2021 were primarily due to spending for capitalized software and hardware, and to construct a replacement satellite, partially offset by proceeds collected from satellite insurance policies associated with SXM-7. Cash flows used in investing activities in the year ended December 31, 2020 were primarily due to the acquisition of Stitcher of $272, our $75 investment in SoundCloud, the acquisition of Simplecast for $28, spending for capitalized software and hardware, and to construct replacement satellites. We spent $238 and $242 on capitalized software and hardware as well as $93 and $57 to construct replacement satellites during the years ended December 31, 2021 and 2020, respectively.
Cash Flows Used in Financing Activities
Cash flows used in financing activities consists of the issuance and repayment of long-term debt, the purchase of common stock under our share repurchase program, the payment of cash dividends and taxes paid in lieu of shares issued for stock-based compensation.  Proceeds from long term debt have been used to fund our operations, construct and launch new satellites, fund acquisitions, invest in other infrastructure improvements and purchase shares of our common stock.
Cash flows used in financing activities in the year ended December 31, 2021 were primarily due to the redemptions of Sirius XM's 3.875% Senior Notes due 2022 for $1,019, 4.625% Senior Notes due 2024 for $1,541 and 5.375% Senior Notes due 2026 for $1,034, the purchase and retirement of shares of our common stock under our repurchase program for $1,523, the payment of cash dividends of $268, payment of $103 for taxes in lieu of shares issued for share-based compensation, and the repayment of borrowings under our Credit Facility of $653; partially offset by the issuance of $2,000 in aggregate principal amount of Sirius XM's 4.00% Senior Notes due 2028, $1,000 in aggregate principal amount of Sirius XM's 3.125% Senior Notes due 2026, and $1,500 in aggregate principal amount of Sirius XM's 3.875% Senior Notes due 2031. Cash flows used in financing activities in the year ended December 31, 2020 were primarily due to the redemption of Sirius XM's 4.625% Senior Notes due 2023 in the aggregate amount of $505 and Sirius XM's 5.375% Senior Notes due 2025 in the aggregate amount of $1,033, the purchase and retirement of shares of our common stock under our repurchase program for $1,555, the payment of cash dividends of $237 and payment of $114 for taxes in lieu of shares issued for share-based compensation; partially offset by the issuance of $1,481 in aggregate principal amount of Sirius XM's 4.125% Senior Notes due 2030, net of costs, and net borrowings of $649 from the Credit Facility.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of December 31, 2021, no amounts were outstanding under our Credit Facility. As the amount available for future borrowing is reduced by $1 related to letters of credit issued for the benefit of Pandora, $1,749 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and to pursue strategic opportunities.
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
Capital Return Program
As of December 31, 2021, our board of directors had authorized for repurchase an aggregate of $18,000 of our common stock.  As of December 31, 2021, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,559 shares for $15,920, and $2,080 remained available for additional repurchases under our existing stock repurchase program authorization.
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
On January 26, 2022, our board of directors declared a quarterly dividend in the amount of $0.0219615 per share of common stock payable on February 25, 2022 to stockholders of record as of the close of business on February 11, 2022. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.087846 per share of common stock.
On January 31, 2022, our board of directors declared a special cash dividend on our common stock in the amount of $0.25 per share of common stock payable on February 25, 2022 to stockholders of record as of the close of business on February 11, 2022.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's convertible notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of December 31, 2021, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 13 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.
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
Based on our annual impairment test for goodwill as of October 1, 2021, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the year ended December 31, 2021.
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
Based on our annual impairment test for indefinite-lived assets as of October 1, 2021, there were no indicators of impairment, and no impairment losses were recorded for indefinite-lived assets during the year ended December 31, 2021.
Based on our annual impairment test for indefinite-lived assets as of October 1, 2020, we recognized an impairment charge of $20 to reduce the carrying amount of our Pandora trademark to its fair value. Fair value was determined using a DCF model. The DCF model included significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates.
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
We currently operate four in-orbit XM satellites, XM-3, XM-4, XM-5 and SXM-8. Our XM-3 satellite launched in 2005 reached the end of its depreciable life in 2020 and our XM-4 satellite launched in 2006 reached the end of its depreciable life in 2021. Our XM-5 satellite was launched in 2010, is used as an in-orbit spare for the Sirius and XM systems and is expected to reach the end of its depreciable life in 2025. SXM-7 was launched into a geostationary orbit in December 2020 and in-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite will not function as intended and the asset was fully impaired in 2021. Our SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. The SXM-8 satellite replaced our XM-3 satellite, which remains available as an in-orbit spare along with XM-5. We have entered into agreements for the design, construction and launch of two satellites, SXM-9 and SXM-10.
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
As of December 31, 2021, we had a valuation allowance of $83 relating to deferred tax assets that are not more likely than not to be realized due to the timing of certain state net operating loss limitations and acquired net operating losses that were not likely to be utilized.
ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. If the tax position is not more likely than not to be sustained, the gross amount of the unrecognized tax position will not be recorded in the financial statements but will be shown in tabular format within the uncertain income tax positions. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs due to the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. A number of years may elapse before an uncertain tax position is effectively settled or until there is a lapse in the applicable statute of limitations. We record interest and penalties related to uncertain tax positions in Income tax expense in our consolidated statements of comprehensive income. As of December 31, 2021, the gross liability for income taxes associated with uncertain tax positions was $179.

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
Average self-pay monthly churn - for satellite-enabled subscriptions, the Sirius XM monthly average of self-pay deactivations for the period divided by the average number of self-pay subscribers for the period.
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

	For the Years Ended December 31,
	2021	2020
Net income:	$1,314	$131
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	—	(16)
Impairment, restructuring and acquisition costs	20	1,004
Share-based payment expense (1)	202	223
Depreciation and amortization	533	506
Interest expense	415	394
Loss on extinguishment of debt	83	40
Other income	(9)	(6)
Income tax expense	212	299
Purchase price accounting adjustments:
Revenues	—	6
Operating expenses	—	(6)
Adjusted EBITDA	$2,770	$2,575
(1)Allocation of share-based payment expense:

	For the Years Ended December 31,
(in millions)	2021	2020
Programming and content	$33	$32
Customer service and billing	6	6
Transmission	6	6
Sales and marketing	58	68
Engineering, design and development	36	43
General and administrative	63	68
Total share-based payment expense	$202	$223

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

	For the Years Ended December 31,
	2021	2020
Cash Flow information
Net cash provided by operating activities	$1,998	$2,018
Net cash used in investing activities	(200)	(741)
Net cash used in financing activities	(1,682)	(1,314)
Free Cash Flow
Net cash provided by operating activities	1,998	2,018
Additions to property and equipment	(388)	(350)
Purchases of other investments	(4)	(8)
Satellite insurance recoveries	225	—
Free cash flow	$1,831	$1,660
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Years Ended December 31,
	2021	2020
Subscriber acquisition costs, excluding connected vehicle services	$325	$362
Less: margin from sales of radios and accessories, excluding connected vehicle services	(183)	(154)
	$142	$208
Installations	11,174	11,091
SAC, per installation (a)	$12.58	$18.65
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As of December 31, 2021, we did not hold or issue any derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
As of December 31, 2021, we also held the following investment:

In connection with the recapitalization of Sirius XM Canada on May 25, 2017, we loaned Sirius XM Canada $130.8 million. The loan is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. The loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of December 31, 2021 was $120.0 million and approximated its fair value. The loan is denominated in Canadian dollars and it is subject to changes in foreign currency. Had the Canadian to U.S. dollar exchange rate been 10% lower as of December 31, 2021, the value of this loan would have been approximately $12.0 million lower.

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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation was performed under the supervision and with the participation of our management, including Jennifer C. Witz, our Chief Executive Officer, and Sean S. Sullivan, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2021.
KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-4 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is contained in the discussion entitled “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.
The additional information required by this Item 10 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2022 annual meeting of stockholders set forth under the captions Stock Ownership, Governance of the Company, Item 1. Election of Directors and Item 2. Ratification of Independent Registered Public Accountants, which we expect to file with the Securities and Exchange Commission prior to April 30, 2022.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2022 annual meeting of stockholders set forth under the captions Item 1. Election of Directors and Executive Compensation, which we expect to file with the Securities and Exchange Commission prior to April 30, 2022.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this Item 12 is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5, of this Annual Report on Form 10-K.
The additional information required by this Item 12 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2022 annual meeting of stockholders set forth under the caption Stock Ownership, which we expect to file with the Securities and Exchange Commission prior to April 30, 2022.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2022 annual meeting of stockholders set forth under the captions Governance of the Company and Item 1. Election of Directors, which we expect to file with the Securities and Exchange Commission prior to April 30, 2022.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor ID: 185.
The information required by this Item 14 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2022 annual meeting of stockholders set forth under the caption Item 2. Ratification of Independent Registered Public Accountants - Principal Accountant Fees and Services, which we expect to file with the Securities and Exchange Commission prior to April 30, 2022.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
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

4.3
Indenture, dated as of June 7, 2019, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on June 7, 2019 (File No. 001-34295)).

4.4
First Supplemental Indenture, dated as of January 31, 2019, relating to the 1.75% Convertible Senior Notes due 2023, between Pandora Media, Inc. and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on January 31, 2019 (File No. 001-34295)).

4.5
Third Supplemental Indenture, dated as of February 1, 2019, relating to the 1.75% Convertible Senior Notes due 2023, among Pandora Media, LLC (f/k/a Pandora Media, Inc.), Sirius XM Holdings Inc. and Citibank, N.A. as trustee ((incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on February 1, 2019 (File No. 001-34295)).

4.6
Indenture, dated as of June 11, 2020, relating to the 4.125% Senior Notes due 2030, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 4.125% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K dated June 11, 2020 (File No. 001-34295)).

4.7
Indenture, dated as of June 21, 2021, relating to the 4.000% Senior Notes due 2028, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 4.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K dated June 21, 2021 (File No. 001-34295)).

4.8
Indenture, dated as of August 16, 2021, relating to the 3.125% Senior Notes due 2026, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 3.125% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K dated August 16, 2021 (File No. 001-34295)).

4.9
Indenture, dated as of August 16, 2021, relating to the 3.875% Senior Notes due 2031, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee, including the form of 3.875% Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K dated August 16, 2021 (File No. 001-34295)).

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

10.5
Amendment No. 5, dated as of August 31, 2021, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 1, 2021 (File No. 001-34295)).

**10.6
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

*10.7
Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 001-34295)).

*10.8
XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-27441)).

*10.9
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

*10.11
Sirius XM Radio 401(k) Savings Plan, January 1, 2009 Restatement (incorporated by reference to Exhibit 10.30 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-34295)).

*10.12	Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.9 to Sirius XM Radio Inc.’s Registration Statement on Form S-8 (File No. 333-160386)).

*10.13
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

Exhibit	Description

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

*10.20
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

*10.31
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

Exhibit	Description

*10.35
Letter Agreement, dated September 14, 2020, regarding private use of aircraft between Sirius XM Radio Inc. and Jennifer C. Witz (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed September 15, 2020 (File No. 001-34295)).

*10.36
First Amendment, dated February 16, 2021, to the Employment Agreement, dated as of September 14, 2020, between Sirius XM Radio Inc. and Jennifer C. Witz (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed February 17, 2021 (File No. 001-34295)).

*10.37
Employment Agreement, dated as of September 14, 2020, between Sirius XM Radio Inc. and Sean S. Sullivan (incorporated by reference to Exhibit 10.3 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed September 15, 2020 (File No. 001-34295)).

*10.38
First Amendment, dated February 16, 2021, to the Employment Agreement, dated as of September 14, 2020, between Sirius XM Radio Inc. and Sean S. Sullivan (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed February 17, 2021 (File No. 001-34295)).

*10.39
Employment Agreement, dated as of December 27, 2020 between Sirius XM Radio Inc. and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on December 8, 2020 (File No. 001-34295)).

*10.40
Agreement and Release, dated as of September 21, 2020 between Sirius XM Radio Inc. and David J. Frear (incorporated by reference to Exhibit 10.37 to Sirius XM Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-34295)).

*10.41
Consulting Agreement, dated as of January 1, 2021 between Sirius XM Radio Inc. and James E Meyer (incorporated by reference to Exhibit 10.38 to Sirius XM Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-34295)).

*10.42
Letter Agreement, dated March 5, 2019, between Sirius XM Radio Inc. and Stephen R. Cook (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on March 6, 2019 (File No. 001-34295)).

*10.43
Letter Agreement, dated March 5, 2019, between Sirius XM Radio Inc. and Joseph A. Verbrugge (incorporated by reference to Exhibit 10.3 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on March 6, 2019 (File No. 001-34295)).

*10.44
Employment Agreement, dated as of May 5, 2021, between Sirius XM Radio Inc. and Dara F. Altman (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on May 7, 2021 (File No. 001-34295)).

*10.45
Employment Agreement, dated December 10, 2021, between Sirius XM Radio Inc. and Joseph Inzerillo (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on December 13, 2021 (File No. 001-34295)).

*10.46
Assignment and Assumption Agreement, dated as of November 15, 2013, among Sirius XM Holdings Inc. and Sirius XM Radio Inc. (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 15, 2013 (File No. 001-34295)).

*10.47
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

*10.48	Sirius XM Holdings Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-34295)).

10.49
Tax Sharing Agreement, dated as of February 1, 2021 between Sirius XM Holdings Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.44 to Sirius XM Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 2, 2021 (File No. 001-34295)).

10.50
Section 253 Agreement, dated as of November 1, 2021, between Sirius XM Holdings Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 4, 2021 (File No. 001-34295)).

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

101.1
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (ii) Consolidated Balance Sheets as of December 31, 2021 and 2020; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (v) Combined Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of February 2022.

SIRIUS XM HOLDINGS INC.

By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY B. MAFFEI	Chairman of the Board of Directors and Director	February 1, 2022
(Gregory B. Maffei)
/s/ JAMES E. MEYER	Vice Chairman of the Board of Directors and Director	February 1, 2022
(James E. Meyer)
/s/ JENNIFER C. WITZ	Chief Executive Officer and Director (Principal Executive Officer)	February 1, 2022
(Jennifer C. Witz)
/s/ SEAN S. SULLIVAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 1, 2022
(Sean S. Sullivan)
/s/ THOMAS D. BARRY	Senior Vice President and Controller (Principal Accounting Officer)	February 1, 2022
(Thomas D. Barry)
/s/ DAVID A. BLAU	Director	February 1, 2022
(David A. Blau)
/s/ EDDY W. HARTENSTEIN	Director	February 1, 2022
(Eddy W. Hartenstein)
/s/ ROBIN S. P. HICKENLOOPER	Director	February 1, 2022
(Robin S. P. Hickenlooper)
/s/ JAMES P. HOLDEN	Director	February 1, 2022
(James P. Holden)
/s/ EVAN D. MALONE	Director	February 1, 2022
(Evan D. Malone)
/s/ JONELLE PROCOPE	Director	February 1, 2022
(Jonelle Procope)
/s/ MICHAEL RAPINO	Director	February 1, 2022
(Michael Rapino)
/s/ KRISTINA M. SALEN	Director	February 1, 2022
(Kristina M. Salen)
/s/ CARL E. VOGEL	Director	February 1, 2022
(Carl E. Vogel)
/s/ DAVID M. ZASLAV	Director	February 1, 2022
(David M. Zaslav)

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sirius XM Holdings Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sirius XM Holdings Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over certain subscriber and advertising revenues
As discussed in Notes 2 and 18 to the consolidated financial statements, and disclosed in the consolidated statements of comprehensive income, the Company generated $8,696 million of revenues, of which $6,084 million was Sirius XM subscriber revenue and $1,542 million was Pandora (Pandora Media, LLC and subsidiaries, the successor to Pandora Media, Inc. and subsidiaries) advertising revenue, for the year ended December 31, 2021. The Company’s accounting for these subscriber and advertising revenues involved multiple information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence related to Sirius XM subscriber revenue and Pandora advertising revenue as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required auditor judgment due to the number of IT applications used by the Company that involved IT professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over subscriber and advertising revenues. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Sirius XM subscriber and Pandora advertising revenue recognition processes. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT application controls and general IT controls used by the Company in its revenue recognition processes and testing the interface of relevant revenue data between different IT systems used in the revenue recognition processes. For Sirius XM subscriber revenue, we assessed the recorded revenue by comparing the total cash received during the year, adjusted for reconciling items, to the revenue recorded in the general ledger. For a sample of Pandora advertising revenues, we traced the recorded amounts to underlying source documents and system reports. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
New York, New York
February 1, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sirius XM Holdings Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Sirius XM Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 1, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
New York, New York
February 1, 2022

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions, except per share data)	2021	2020	2019
Revenue:
Subscriber revenue	$6,614	$6,372	$6,120
Advertising revenue	1,730	1,340	1,336
Equipment revenue	201	173	173
Other revenue	151	155	165
Total revenue	8,696	8,040	7,794
Operating expenses:
Cost of services:
Revenue share and royalties	2,672	2,421	2,291
Programming and content	559	481	462
Customer service and billing	501	481	475
Transmission	218	177	170
Cost of equipment	18	19	29
Subscriber acquisition costs	325	362	427
Sales and marketing	1,056	957	937
Engineering, design and development	265	263	280
General and administrative	514	511	524
Depreciation and amortization	533	506	468
Impairment, restructuring and acquisition costs	20	1,004	84
Total operating expenses	6,681	7,182	6,147
Income from operations	2,015	858	1,647
Other (expense) income:
Interest expense	(415)	(394)	(390)
Loss on extinguishment of debt	(83)	(40)	(57)
Other income (expense)	9	6	(3)
Total other (expense) income	(489)	(428)	(450)
Income before income taxes	1,526	430	1,197
Income tax expense	(212)	(299)	(283)
Net income	$1,314	$131	$914
Foreign currency translation adjustment, net of tax	—	7	14
Total comprehensive income	$1,314	$138	$928
Net income per common share:
Basic	$0.32	$0.03	$0.20
Diluted	$0.32	$0.03	$0.20
Weighted average common shares outstanding:
Basic	4,062	4,330	4,501
Diluted	4,143	4,429	4,616

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$191	$71
Receivables, net	722	672
Related party current assets	21	20
Prepaid expenses and other current assets	246	204
Total current assets	1,180	967
Property and equipment, net	1,450	1,629
Intangible assets, net	3,186	3,340
Goodwill	3,151	3,122
Related party long-term assets	526	531
Deferred tax assets	200	111
Operating lease right-of-use assets	358	427
Other long-term assets	223	206
Total assets	$10,274	$10,333
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,299	$1,223
Accrued interest	173	174
Current portion of deferred revenue	1,454	1,721
Current maturities of debt	—	1
Operating lease current liabilities	49	48
Related party current liabilities	5	—
Total current liabilities	2,980	3,167
Long-term deferred revenue	97	118
Long-term debt	8,832	8,499
Deferred tax liabilities	478	266
Operating lease liabilities	362	419
Other long-term liabilities	150	149
Total liabilities	12,899	12,618
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 3,968 and 4,176 shares issued; 3,967 and 4,173 shares outstanding at December 31, 2021 and December 31, 2020, respectively	4	4
Accumulated other comprehensive income, net of tax	15	15
Additional paid-in capital	—	—
Treasury stock, at cost; 1 and 3 shares of common stock at December 31, 2021 and December 31, 2020, respectively	(8)	(19)
Accumulated deficit	(2,636)	(2,285)
Total stockholders’ equity (deficit)	(2,625)	(2,285)
Total liabilities and stockholders’ equity (deficit)	$10,274	$10,333
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at January 1, 2019	4,346	$4	$(6)	$242	—	$—	$(2,057)	$(1,817)
Comprehensive income, net of tax	—	—	14	—	—	—	914	928
Share-based payment expense	—	—	—	263	—	—	—	263
Exercise of stock options and vesting of restricted stock units	38	—	—	8	—	—	—	8
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(150)	—	—	—	(150)
Cash dividends paid on common stock, $0.04961 per share	—	—	—	(226)	—	—	—	(226)
Issuance of common stock as part of Pandora Acquisition	392	1	—	2,354	—	—	—	2,355
Equity component of convertible note	—	—	—	62	—	—	—	62
Common stock repurchased	—	—	—	—	364	(2,159)	—	(2,159)
Common stock retired	(364)	(1)	—	(2,158)	(364)	2,159	—	—
Balance at December 31, 2019	4,412	$4	$8	$395	—	$—	$(1,143)	$(736)
Comprehensive income, net of tax	—	—	7	—	—	—	131	138
Share-based payment expense	—	—	—	239	—	—	—	239
Exercise of stock options and vesting of restricted stock units	28	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(115)	—	—	—	(115)
Cash dividends paid on common stock, $0.05457 per share	—	—	—	(170)	—	—	(67)	(237)
Common stock repurchased	—	—	—	—	267	(1,574)	—	(1,574)
Common stock retired	(264)	—	—	(349)	(264)	1,555	(1,206)	—
Balance at December 31, 2020	4,176	$4	$15	$—	3	$(19)	$(2,285)	$(2,285)
Comprehensive income, net of tax	—	—	—	—	—	—	1,314	1,314
Share-based payment expense	—	—	—	215	—	—	—	215
Exercise of stock options and vesting of restricted stock units	38	—	—	10	—	—	—	10
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(103)	—	—	—	(103)
Cash dividends paid on common stock, $0.0658845 per share	—	—	—	(126)	—	—	(142)	(268)
Issuance of restricted stock units in connection with business acquisition	—	—	—	4	—	—	—	4
Common stock repurchased	—	—	—	—	245	(1,512)	—	(1,512)
Common stock retired	(246)	—	—	—	(247)	1,523	(1,523)	—
Balance at December 31, 2021	3,968	$4	$15	$—	1	$(8)	$(2,636)	$(2,625)
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Cash flows from operating activities:
Net income	$1,314	$131	$914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	533	506	468
Non cash impairment and restructuring costs	24	1,000	—
Non-cash interest expense, net of amortization of premium	21	20	17
Change in fair value of contingent consideration	(17)	—	—
Provision for doubtful accounts	53	60	53
Amortization of deferred income related to equity method investment	—	(3)	(3)
Loss on extinguishment of debt	83	40	57
Loss on unconsolidated entity investments, net	18	16	21
Dividend received from unconsolidated entity investment	2	2	2
Gain on other investments	(5)	(3)	(3)
Share-based payment expense	202	223	250
Deferred income tax expense	131	238	259
Amortization of right-of-use assets	50	56	56
Changes in operating assets and liabilities:
Receivables	(108)	(36)	(137)
Related party, net	7	—	(10)
Prepaid expenses and other current assets	(47)	12	21
Other long-term assets	(8)	(61)	7
Accounts payable and accrued expenses	104	42	109
Accrued interest	(1)	13	32
Deferred revenue	(287)	(223)	(58)
Operating lease liabilities	(55)	(53)	(47)
Other long-term liabilities	(16)	38	9
Net cash provided by operating activities	1,998	2,018	2,017
Cash flows from investing activities:
Additions to property and equipment	(388)	(350)	(363)
Proceeds from insurance recoveries	225	—	—
Purchases of other investments	(4)	(8)	(7)
Acquisition of business, net of cash acquired	(14)	(300)	313
Sale of short-term investments	—	—	73
Investments in related parties and other equity investees	(21)	(94)	(19)
Repayment from related party	2	11	—
Net cash used in investing activities	(200)	(741)	(3)
Cash flows from financing activities:
Proceeds from exercise of stock options	10	—	8
Taxes paid from net share settlements for stock-based compensation	(103)	(114)	(150)
Revolving credit facility, net	(653)	649	(439)
Proceeds from long-term borrowings, net of costs	4,442	1,481	2,715
Proceeds from sale of capped call security	—	—	3
Principal payments of long-term borrowings	(3,503)	(1,507)	(1,666)
Payment of premiums on redemption of debt	(62)	(31)	(45)
Payment of contingent consideration for business acquisition	(22)	—	—
Common stock repurchased and retired	(1,523)	(1,555)	(2,159)
Dividends paid	(268)	(237)	(226)
Net cash used in financing activities	(1,682)	(1,314)	(1,959)
Net increase (decrease) in cash, cash equivalents and restricted cash	116	(37)	55
Cash, cash equivalents and restricted cash at beginning of period (1)	83	120	65
Cash, cash equivalents and restricted cash at end of period (1)	$199	$83	$120
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$393	$358	$337
Income taxes paid	$82	$38	$10
Non-cash investing and financing activities:
Treasury stock not yet settled	$11	$(19)	$—
Fair value of shares issued related to acquisition of a business	$—	$—	$2,355
Accumulated other comprehensive income, net of tax	$—	$7	$14

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$191	$71	$106	$54
Restricted cash included in Other long-term assets	8	12	14	11
Total cash, cash equivalents and restricted cash at end of period	$199	$83	$120	$65
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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of December 31, 2021, our Sirius XM business had approximately 34.0 million subscribers.
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
Pandora
Our Pandora business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of December 31, 2021, Pandora had approximately 6.4 million subscribers.
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
On February 10, 2020, Sirius XM invested $75 in SoundCloud. SoundCloud is a next-generation music entertainment company, powered by an ecosystem of artists, listeners, and curators on the pulse of what's new, now and next in music culture. SoundCloud’s platform enables its users to upload, promote, share and create audio entertainment. The minority investment complements the existing ad sales relationship between SoundCloud and Pandora. Refer to Note 12 for more information on this investment.
On June 16, 2020, Sirius XM acquired Simplecast for $28 in cash. Simplecast is a podcast management and analytics platform. Simplecast complements AdsWizz’s advertising technology platform, allowing the company to offer podcasters a solution for management, hosting, analytics and advertising sales. Refer to Note 3 for more information on this acquisition.
On October 16, 2020, Sirius XM acquired certain assets and liabilities of Stitcher from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for total consideration of $302, which included $266 in cash and $36 related to the acquisition date fair value of contingent consideration. During the year ended December 31, 2021, Stitcher did not achieve certain financial metrics, as a result of which we do not expect to pay to Scripps the 2021 portion of the contingent consideration associated with the transaction. During the year ended December 31, 2021, we recognized a $17 benefit related to the change in fair value of the 2021 portion of the contingent consideration. The acquisition of Stitcher, in conjunction with Simplecast, created a full-service platform for podcast creators, publishers and advertisers. Refer to Note 3 for more information on this acquisition.
Liberty Media
As of December 31, 2021, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 81% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements. Refer to Note 12 for more information regarding related parties.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2021 and have determined that no events have occurred that would require adjustment to our consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our consolidated financial statements refer to Note 19.
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
Customers pay for the services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our consolidated statement of comprehensive income as the services are provided. Changes in the deferred revenue balance during the year ended December 31, 2021 were not materially impacted by other factors.
As the majority of our contracts are one year or less, we have utilized the optional exemption under ASC 606-10-50-14 and do not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of December 31, 2021, less than seven percent of our total deferred revenue balance related to contracts that extend beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts are recognized on a straight-line basis as our services are provided.
Revenue Share
We share a portion of our subscription revenues earned from self-pay subscribers with certain automakers.  The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue. Revenue share on self-pay revenue is recognized as an expense and recorded in Revenue share and royalties in our consolidated statements of comprehensive income. We also pay revenue share to certain talent on non-music stations on our satellite radio service and to podcast talent based on advertising revenue for the related channel or podcast. Revenue share on non-music channels and podcasts is recognized in Revenue share and royalties in our consolidated statements of comprehensive income when it is earned. In some cases, we pay minimum guarantees for revenue share to podcast talent which is recorded in Prepaid and other current assets in our consolidated balance sheets. The minimum guarantee is recognized in Revenue share and royalties primarily on a straight line basis over the contractual term. The prepaid balance is regularly reviewed for recoverability and any amount not deemed to be recoverable is recognized as an expense in the period.
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
Advertising Costs
Media is expensed when aired and advertising production costs are expensed as incurred.  Advertising production costs include expenses related to marketing and retention activities, including expenses related to direct mail, outbound telemarketing and email communications.  We also incur advertising production costs related to cooperative marketing and promotional events and sponsorships.  During the years ended December 31, 2021, 2020 and 2019, we recorded advertising costs of $515, $443 and $392, respectively.  These costs are reflected in Sales and marketing expense in our consolidated statements of comprehensive income.
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
Research & Development Costs
Research and development costs are expensed as incurred and primarily include the cost of new product development, chipset design, software development and engineering.  During the years ended December 31, 2021, 2020 and 2019, we recorded research and development costs of $229, $220 and $231, respectively.  These costs are reported as a component of Engineering, design and development expense in our consolidated statements of comprehensive income.
Accumulated Other Comprehensive Income (Loss), net of tax
Accumulated other comprehensive income of $15 was primarily comprised of the cumulative foreign currency translation adjustments related to Sirius XM Canada (refer to Note 12 for additional information). During the year ended December 31, 2021, we recorded a net foreign currency translation adjustment of less than $1. During the years ended December 31, 2020 and 2019, we recorded a foreign currency translation adjustment gain of $7 and $14, respectively, net of tax.

(3)Acquisitions
Other acquisitions
On April 23, 2021, we completed a small acquisition for total consideration of $27 which included $20 in cash, a $3 deferred cash payment and $4 in restricted stock units. We recognized goodwill of $23 and other assets of $5.
Stitcher
On October 16, 2020, Sirius XM acquired certain assets and liabilities of Stitcher from Scripps for $266 in cash, which amount included net working capital adjustments of $5 during the year ended December 31, 2021. The total purchase consideration of $302 included $36 related to the acquisition date fair value of the contingent consideration. During the year ended December 31, 2021, Stitcher did not achieve certain financial metrics, as a result of which we do not expect to pay to Scripps the 2021 portion of the contingent consideration associated with the transaction. During the year ended December 31, 2021, we recognized a $17 benefit related to the change in fair value of the 2021 portion of the contingent consideration in Impairment, restructuring and acquisition costs on our consolidated statements of comprehensive income. The fair value of the contingent consideration was determined using a probability-weighted cash flow model and will be remeasured to fair value at each subsequent reporting period. Stitcher is included in our Pandora reporting unit.

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
The Stitcher acquisition was accounted for using the acquisition method of accounting and was financed through borrowings under Sirius XM's Credit Facility.
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
The Pandora Acquisition was accounted for using the acquisition method of accounting. The excess purchase price over identifiable net tangible and intangible assets of $1,553 was recorded to Goodwill in our consolidated balance sheets as of December 31, 2019. Refer to Note 8 for a further discussion of Pandora goodwill which was impaired in the year ended December 31, 2020. A total of $776 has been allocated to identifiable intangible assets subject to amortization and relates to the assessed fair value of the acquired customer relationships and software and technology and is being amortized over the estimated weighted average useful lives of 8 and 5 years, respectively. A total of $331 has been allocated to identifiable

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
indefinite lived intangible assets and relates to the assessed fair value of the acquired trademarks. The fair value assessed for the majority of the remaining assets acquired and liabilities assumed equaled their carrying value. Goodwill represents synergies and economies of scale expected from the combination of services. Goodwill has been allocated to the Pandora segment. Additionally, in connection with the Pandora Acquisition, we acquired gross net operating loss (“NOL”) carryforwards of approximately $1,287 for federal income tax purposes that are available to offset future taxable income. The acquired NOL's are limited by Section 382 of the Internal Revenue Code. Those limitations are not expected to impact our ability to fully utilize those NOL's within the carryforward period.
We recognized acquisition related costs of $84 related to the Pandora Acquisition during the year ended December 31, 2019.
Pro Forma Financial Information
Pandora was consolidated into our financial statements starting on the acquisition date, February 1, 2019. The aggregate revenue and net loss of Pandora consolidated into our financial statements was $1,607 and $303, respectively, for the year ended December 31, 2019. The following pro forma financial information presents our results as if the Pandora Acquisition had occurred on January 1, 2019:

	For the Years Ended December 31,
	2021	2020	2019
Total revenue	$8,696	$8,046	$7,921
Net income	$1,314	$131	$938

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

(4)Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2021 and 2020, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:
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
Our assets and liabilities measured at fair value were as follows:

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$9,052	—	$9,052	—	$9,011	—	$9,011

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
(a)The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm.  Refer to Note 13 for information related to the carrying value of our debt as of December 31, 2021 and 2020.

(5)Restructuring Costs
During the year ended December 31, 2021, we evaluated our office space needs and, as a result of such analysis, surrendered certain office leases primarily in New York, New York and Oakland, California. We assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. Based on that assessment, the carrying values of the assets were not recoverable, and we recorded an impairment of $18 to reduce the carrying value of the assets to their fair values. Additionally, we accrued expenses of $6 for which we will not recognize any future economic benefits and wrote off leasehold improvements of $1. The fair values of the assets were determined using a discounted cash flow model based on management's assumptions regarding the ability to sublease the locations and the remaining term of the leases. The total charge of $25 was recorded to Impairment, restructuring and acquisition costs in our consolidated statement of comprehensive income for the years ended December 31, 2021.
In May 2020, we terminated the Automatic service, which was part of our connected services business. During the year ended December 31, 2020, we recorded $24 of restructuring expenses primarily related to the write down of property and equipment, definite lived intangible assets and certain other assets in Impairment, restructuring and acquisition costs in our consolidated statements of comprehensive income. The termination of the Automatic service does not meet the requirements to be reported as a discontinued operation in our consolidated statements of comprehensive income because the termination of the service does not represent a strategic shift that will have a major effect on our operations and financial results.
We did not record any restructuring expenses during the year ended December 31, 2019.

(6)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the years ended December 31, 2021, 2020 and 2019.
Common stock equivalents of $93, $62 and $66 for the years ended December 31, 2021, 2020 and 2019, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Years Ended December 31,
	2021	2020	2019
Numerator:
Net Income available to common stockholders for basic net income per common share	$1,314	$131	$914
Effect of interest on assumed conversions of convertible notes, net of tax	8	8	7
Net Income available to common stockholders for dilutive net income per common share	$1,322	$139	$921
Denominator:
Weighted average common shares outstanding for basic net income per common share	4,062	4,330	4,501
Weighted average impact of assumed convertible notes	30	30	28
Weighted average impact of dilutive equity instruments	51	69	87
Weighted average shares for diluted net income per common share	4,143	4,429	4,616
Net income per common share:
Basic	$0.32	$0.03	$0.20
Diluted	$0.32	$0.03	$0.20

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
Receivables, net, consists of the following:

	December 31, 2021	December 31, 2020
Gross customer accounts receivable	$636	$574
Allowance for doubtful accounts	(10)	(15)
Customer accounts receivable, net	$626	$559
Receivables from distributors	62	73
Other receivables	34	40
Total receivables, net	$722	$672

(8)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASC 350 also states that a reporting unit with a zero or negative carrying amount is not required to perform a qualitative assessment. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of December 31, 2021.
As of December 31, 2021, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the year ended December 31, 2021.
During the year ended December 31, 2020, we performed a quantitative goodwill assessment and determined the fair value of our reporting units using a combination of an income approach, employing a discounted cash flow model, and a market approach. The discounted cash flow model relied on making assumptions, such as the extent of the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, expected growth in profitability and discount rate, which we believed were appropriate. Additionally, assumptions related to guideline company financial multiples used in the market approach decreased based on market observations. The results of our 2020 goodwill impairment test indicated that the estimated fair value of the Sirius XM reporting unit exceeded its carrying amount. The carrying amount of the Pandora reporting unit exceeded its estimated fair value primarily due to a reduction in the long-term forecast to reflect increased costs related to royalty rates for streaming and increased uncertainty surrounding the projected demand for advertising and decrease of listening hours. As a result, we recorded a goodwill impairment charge of $956 during the year ended December 31, 2020 to write down the carrying amount of the Pandora goodwill in the Impairment, restructuring and acquisitions line item in our

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
consolidated statements of comprehensive income. No impairment losses were recorded for goodwill during the year ended December 31, 2019.
As of December 31, 2021, the cumulative balance of goodwill impairments recorded was $5,722, of which $4,766 was recognized during the year ended December 31, 2008 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora reporting unit.
As of December 31, 2021, the carrying amount of goodwill for our Sirius XM and Pandora reporting units was $2,290 and $861, respectively. During the year ended December 31, 2021, we recorded $6 of goodwill related to purchase accounting adjustments for the acquisition of Stitcher and $23 of goodwill related to a small acquisition which was recorded to our Pandora reporting unit. Refer to Note 3 for information regarding these acquisitions.
Refer to the table below for our goodwill activity for the years ended December 31, 2021 and 2020:

	Sirius XM	Pandora	Total
Balance at January 1, 2020	$2,290	$1,553	$3,843
Acquisition	—	235	235
Impairment charge	—	(956)	(956)
Balance at December 31, 2020	2,290	832	3,122
Acquisition	—	29	29
Balance at December 31, 2021	$2,290	$861	$3,151

(9)Intangible Assets
Our intangible assets include the following:

		December 31, 2021			December 31, 2020
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	250	—	250
Definite life intangible assets:
OEM relationships	15 years	220	(120)	100	220	(105)	115
Licensing agreements	12 years	45	(45)	—	45	(45)	—
Software and technology	7 years	31	(19)	12	31	(16)	15
Due to Pandora and Stitcher Acquisitions:
Indefinite life intangible assets:
Trademarks	Indefinite	311	—	311	311	—	311
Definite life intangible assets:
Customer relationships	8 years	441	(164)	277	441	(104)	337
Software and technology	5 years	373	(221)	152	373	(145)	228
Total intangible assets		$3,755	$(569)	$3,186	$3,755	$(415)	$3,340

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
We completed our qualitative assessments of our FCC licenses and XM and Pandora trademarks during the fourth quarter of 2021. As of the date of our annual assessment, our qualitative impairment assessment of the fair value of our indefinite intangible assets indicated that the fair value of such assets exceeded their carrying value and therefore were not at risk of impairment.
We completed a quantitative assessment of our FCC licenses and XM and Pandora trademarks during the fourth quarter of 2020 and qualitative assessments during the fourth quarter of 2019. As of the date of our annual assessment for 2020, our impairment assessment of the fair value of our indefinite intangible assets indicated that the carrying value of our Pandora trademark exceeded the fair value of the asset by $20. The excess carrying value was written off and recognized in the Impairment, restructuring and acquisition costs line item in our consolidated statements of comprehensive income. The impairment assessment for our FCC licenses and XM trademark indicate that the fair value of such assets substantially exceeded their carrying value and therefore were not at risk of impairment.
During the year ended December 31, 2020, we also recognized an impairment loss of less than $1 for intangible assets with indefinite lives related to the termination of the Automatic service.
No impairment loss was recognized for intangible assets with indefinite lives during the year ended December 31, 2019.
Definite Life Intangible Assets
Definite-lived intangible assets are amortized over their respective estimated useful lives to their estimated residual values, in a pattern that reflects when the economic benefits will be consumed, and are reviewed for impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement. We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the carrying amount of the asset exceeds its fair value. No impairment loss was recognized for intangible assets with definite lives during the years ended December 31, 2021, 2020 and 2019.
Amortization expense for all definite life intangible assets was $154, $152, and $141 for the years ended December 31, 2021, 2020 and 2019, respectively. There were retirements of definite lived intangible assets of $17, which included a loss of $4, due to the termination of the Automatic service, during the year ended December 31, 2020. There were no retirements of definite lived intangible assets during the year ended December 31, 2021.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The expected amortization expense for each of the fiscal years 2022 through 2026 and for periods thereafter is as follows:

Years ending December 31,	Amount
2022	$153
2023	141
2024	75
2025	69
2026	68
Thereafter	35
Total definite life intangible assets, net	$541

(10)Property and Equipment
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
We review long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount exceeds the fair value of the asset. During the year ended December 31, 2021, we recorded an impairment charge of $220 related to our SXM-7 satellite which was offset by insurance recoveries. Refer to the discussion below for more information. We did not record any impairments during the years ended December 31, 2020 and 2019.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Property and equipment, net, consists of the following:

	December 31, 2021	December 31, 2020
Satellite system	$1,841	$1,587
Terrestrial repeater network	116	105
Leasehold improvements	109	111
Broadcast studio equipment	119	100
Capitalized software and hardware	1,591	1,372
Satellite telemetry, tracking and control facilities	67	96
Furniture, fixtures, equipment and other	92	92
Land	38	38
Building	81	63
Construction in progress	156	510
Total property and equipment	4,210	4,074
Accumulated depreciation	(2,760)	(2,445)
Property and equipment, net	$1,450	$1,629
Construction in progress consists of the following:

	December 31, 2021	December 31, 2020
Satellite system	$64	$429
Terrestrial repeater network	1	8
Capitalized software and hardware	78	52
Other	13	21
Construction in progress	$156	$510
Depreciation and amortization expense on property and equipment was $379, $354, and $327 for the years ended December 31, 2021, 2020 and 2019, respectively.  We retired property and equipment of $65 during the year ended December 31, 2021.  Property and equipment of $94, which included a loss of $13 related to the termination of the Automatic service, was retired during the year ended December 31, 2020. We retired property and equipment of $9 during the year ended December 31, 2019.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $7, $19, and $17 for the years ended December 31, 2021, 2020 and 2019, respectively, which related to the construction of our SXM-7 and SXM-8 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $13, $17 and $13 for the years ended December 31, 2021, 2020 and 2019, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Satellites
As of December 31, 2021, we operated a fleet of six satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of December 31, 2021:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2022
XM-3	2005	2020	2026
XM-4	2006	2021	2022
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
On December 13, 2020, our SXM-7 satellite was launched and in-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7, events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite will not function as intended, which we considered to be a triggering event prompting the assessment as to whether the asset's carrying value of $220 was recoverable. In determining recoverability of SXM-7, we compared the asset's carrying value to the undiscounted cash flows derived from the satellite. SXM-7 was determined to be a total loss and therefore, we determined that the carrying value of the satellite was not recoverable and an impairment charge of $220 was recorded to Impairment, restructuring and acquisition costs in our consolidated statements of comprehensive income for the year ended December 31, 2021. SXM-7 remains in-orbit at its assigned orbital location, but is not being used to provide satellite radio service.
We procured insurance for SXM-7 to cover the risks associated with the satellite's launch and first year of in-orbit operation. The aggregate coverage under the insurance policies with respect to SXM-7 was $225. During the year ended December 31, 2021, we collected $225 of insurance recoveries. Of this amount, $220 has been recorded as a reduction to Impairment, restructuring and acquisition costs during the year ended December 31, 2021. The remaining $5 has been recorded in Other income during the year ended December 31, 2021.
Our SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. The SXM-8 satellite replaced the XM-3 satellite, which remains available as an in-orbit spare along with XM-5.

(11)Leases
We have operating and finance leases for offices, terrestrial repeaters, data centers and certain equipment. Our leases have remaining lease terms of less than 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. We elected the practical expedient to account for the lease and non-lease components as a single component. Additionally, we elected the practical expedient to not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.
During the year ended December 31, 2021, we ceased using certain leased locations and recorded an impairment charge of $18 to write down the carrying value of the right-of-use assets for these locations to their estimated fair values. Refer to Note 5 for additional information.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The components of lease expense were as follows:

	For the Years Ended December 31,
	2021	2020
Operating lease cost	$76	$82
Finance lease cost	1	1
Sublease income	(4)	(2)
Total lease cost	$73	$81
Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$82	$79
Financing cash flows from finance leases	$1	$1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3	$7
Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$358	$427

Operating lease current liabilities	49	48
Operating lease liabilities	362	419
Total operating lease liabilities	$411	$467

	December 31, 2021	December 31, 2020
Finance Leases
Property and equipment, gross	$9	$8
Accumulated depreciation	(8)	(7)
Property and equipment, net	$1	$1

Current maturities of debt	$—	$1
Long-term debt	—	—
Total finance lease liabilities	$—	$1

	December 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term
Operating leases	8 years	9 years
Finance leases	0 years	1 year

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)

	December 31, 2021	December 31, 2020
Weighted Average Discount Rate
Operating leases	5.3%	5.3%
Finance leases	—%	1.7%
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2022	$69	$—
2023	71	—
2024	61	—
2025	60	—
2026	58	—
Thereafter	187	—
Total future minimum lease payments	506	—
Less imputed interest	(95)	—
Total	$411	$—

(12)Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Sirius XM Canada and SoundCloud.

Liberty Media
As of December 31, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 81% of the outstanding shares of our common stock. Liberty Media has three of its executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.
On February 1, 2021, Holdings entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement was negotiated and approved by a special committee of Holdings’ board of directors, all of whom are independent of Liberty Media.
Under the Internal Revenue Code, two corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. As of December 31, 2021, Liberty Media beneficially owned, directly and indirectly, approximately 81% of the outstanding shares of our common stock resulting in Holdings and Liberty Media becoming members of the same consolidated tax group. The tax sharing agreement governs certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis.

Sirius XM Canada
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, a privately held corporation. We own 591 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share. Sirius XM also made a loan to Sirius XM Canada in the aggregate amount of $131. The loan is denominated in Canadian dollars and is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. During the years ended December 31, 2021, 2020 and 2019, Sirius XM Canada repaid $2, $11 and less than $1 of the principal amount of the loan, respectively.

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
Our related party long-term assets as of December 31, 2021 and December 31, 2020 included the carrying value of our investment balance in Sirius XM Canada of $334 and $332, respectively, and, as of December 31, 2021 and December 31, 2020, also included $120 and $123, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of $2 during each of the years ended December 31, 2021, 2020 and 2019.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our consolidated statements of comprehensive income of $101, $97 and $98 for the years ended December 31, 2021, 2020 and 2019, respectively.

SoundCloud
In February 2020, Sirius XM completed a $75 investment in SoundCloud's Series G Membership Units ("Series G Units"). The Series G Units are convertible at the option of the holders at any time into shares of ordinary membership units of SoundCloud at a ratio of one ordinary membership unit for each Series G Unit. The investment in SoundCloud is accounted for as an equity method investment which is recorded in Related party long-term assets in our consolidated balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's nine-member board of managers. Sirius XM's share of SoundCloud's net loss was $2 and $1 for the years ended December 31, 2021 and 2020, respectively, which was recorded in Other (expense) income in our consolidated statements of comprehensive income.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive US ad sales representative. Through this arrangement, Pandora offers advertisers the ability to execute campaigns in the US across the Pandora and SoundCloud listening platforms. We recorded revenue share expense of $60, $55 and $40 for the years ended December 31, 2021, 2020 and 2019, respectively. We also had related party liabilities of $24 as of each of December 31, 2021 and 2020, related to this agreement.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
(13)Debt
Our debt as of December 31, 2021 and December 31, 2020 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	December 31, 2021	December 31, 2021	December 31, 2020
Sirius XM (b) (f)	July 2017	3.875% Senior Notes	August 1, 2022	semi-annually on February 1 and August 1	$—	$—	$997
Pandora (c) (d)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	193	177	170
Sirius XM (b) (f)	July 2019	4.625% Senior Notes	July 15, 2024	semi-annually on January 15 and July 15	—	—	1,488
Sirius XM (b) (f)	May 2016	5.375% Senior Notes	July 15, 2026	semi-annually on January 15 and July 15	—	—	993
Sirius XM (b) (g)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	990	—
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,491	1,490
Sirius XM (b) (g)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,979	—
Sirius XM (b)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,239	1,237
Sirius XM (b)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,485	1,484
Sirius XM (b) (g)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,484	—
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	August 31, 2026	variable fee paid quarterly	—	—	649
Sirius XM	Various	Finance leases	Various	n/a	n/a	—	1
Total Debt						8,845	8,509
Less: total current maturities						—	1
Less: total deferred financing costs						13	9
Total long-term debt						$8,832	$8,499
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount.
(b)All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed these notes.
(c)Holdings has unconditionally guaranteed all of the payment obligations of Pandora under these notes.
(d)We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the acquisition of Pandora Media, Inc. in 2019. We allocate the principal amount of the 1.75% Convertible Senior Notes due 2023 between the liability and equity components. The value assigned to the debt components of the 1.75% Convertible Senior Notes due 2023 is the estimated fair value as of the issuance date of similar debt without the conversion feature. The difference between the fair value of the debt and this estimated fair value represents the value which has been assigned to the equity component. The equity component is recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the carrying amount of the liability component is recorded as a debt discount and is being amortized to interest expense using the effective interest method through the December 1, 2023 maturity date. The 1.75% Convertible Senior Notes due 2023 were not convertible into common stock and not redeemable as of December 31, 2021. As a result, we have classified the debt as Long-term within our consolidated balance sheets.
(e)In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries,

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of December 31, 2021.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our consolidated balance sheets due to the long-term maturity of this debt. Additionally, the amount available for future borrowing under the Credit Facility is reduced by letters of credit issued for the benefit of Pandora, which were $1 as of December 31, 2021.
(f)On August 2, 2021, Sirius XM redeemed $1,000 in outstanding principal amount of the 3.875% Senior Notes due 2022 for an aggregate redemption price, including interest, of $1,019. On August 16, 2021, Sirius XM redeemed $1,500 in outstanding principal amount of the 4.625% Senior Notes due 2024 for an aggregate redemption price, including premium and interest, of $1,541. On September 2, 2021, Sirius XM redeemed $1,000 in outstanding principal amount of the 5.375% Senior Notes due 2026 for an aggregate redemption price, including premium and interest, of $1,034. During the years ended December 31, 2021, we recognized $83 to Loss on extinguishment of debt, consisting primarily of redemption premiums of $62, unamortized discount and unamortized deferred financing fees, as a result of these redemptions.
(g)On August 16, 2021, Sirius XM issued $1,000 aggregate principal amount of the 3.125% Senior Notes due 2026 and $1,500 aggregate principal amount of the 3.875% Senior Notes due 2031 with a net original issuance discount and deferred financing costs in aggregate of $13 and $19, respectively. On June 21, 2021, Sirius XM issued $2,000 aggregate principal amount of the 4.00% Senior Notes due 2028 with a net original issuance discount and deferred financing costs in the aggregate of $26.
Retired Debt
On July 9, 2020, Sirius XM redeemed $500 of its then outstanding 4.625% Senior Notes due 2023 for an aggregate redemption price, including premium and interest, of $507. On July 9, 2020, Sirius XM also redeemed $1,000 of its then outstanding 5.375% Senior Notes due 2025 for an aggregate redemption price, including premium and interest, of $1,039. During the year ended December 31, 2020, we recognized $40 to Loss on extinguishment of debt, consisting primarily of redemption premiums, unamortized discount and deferred financing fees, as a result of these redemptions.
On July 18, 2019, Sirius XM redeemed $1,500 in outstanding principal amount of the 6.00% Senior Notes due 2024 for an aggregate redemption price, including premium and interest, of $1,546. During the year ended December 31, 2019, we recognized $57 to Loss on extinguishment of debt, consisting primarily of unamortized discount, deferred financing fees and redemption premium, as a result of this redemption.
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
At December 31, 2021 and December 31, 2020, we were in compliance with our debt covenants.
Pandora Convertible Notes
Pandora's 1.75% Convertible Senior Notes due 2023 (the “Pandora 2023 Notes”) are unsecured, senior obligations of Pandora. Holdings has guaranteed the payment and performance obligations of Pandora under the Pandora 2023 Notes and the indenture governing the Pandora 2023 Notes.
The Pandora 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of December 31, 2021, the conversion rate applicable to the Pandora 2023 Notes was 153.7797 shares of Holdings' common stock per one thousand principal amount of the Pandora 2023 Notes plus carryforward adjustments not yet effected pursuant to the terms of the indenture governing the Pandora 2023 Notes.

(14)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 3,968 and 4,176 shares of common stock issued and 3,967 and 4,173 shares of common stock outstanding on December 31, 2021 and December 31, 2020, respectively.
As of December 31, 2021, there were 241 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Quarterly Dividends
During the year ended December 31, 2021, we declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 28, 2021	$0.014641	February 10, 2021	$61	February 26, 2021
April 20, 2021	$0.014641	May 7, 2021	$60	May 28, 2021
July 19, 2021	$0.014641	August 6, 2021	$59	August 30, 2021
October 25, 2021	$0.0219615	November 5, 2021	$88	November 29, 2021
Stock Repurchase Program
As of December 31, 2021, our board of directors had approved for repurchase an aggregate of $18,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of December 31, 2021, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,559 shares for $15,920, and $2,080 remained available for future share repurchases under our stock repurchase program.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The following table summarizes our total share repurchase activity for the years ended:

	December 31, 2021		December 31, 2020		December 31, 2019
Share Repurchase Type	Shares	Amount	Shares	Amount	Shares	Amount
Open Market Repurchases (a)	245	$1,512	267	$1,574	364	$2,159
(a)As of December 31, 2021, $8 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our consolidated balance sheets and consolidated statement of stockholders’ equity (deficit).
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of December 31, 2021 and December 31, 2020.

(15)Benefit Plans
We recognized share-based payment expense of $202, $223 and $250 for the years ended December 31, 2021, 2020 and 2019, respectively. The amount recognized during the year ended December 31, 2019 includes $21 of share-based compensation expense recorded in Impairment, restructuring, and acquisition costs in our consolidated statements of comprehensive income.
We account for equity instruments granted in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on fair value. We use the Black-Scholes-Merton option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award. Share-based compensation expense is recognized ratably over the requisite service period, which is generally the vesting period. We measure restricted stock unit awards using the fair market value of the restricted shares of common stock on the day the award is granted. We measure the value of restricted units that will vest depending a relative total stockholder return metric – that is, the performance of our common stock as compared other companies included in the S&P 500 Index – using a special option-based valuation method, known as a Monte Carlo simulation. Since the results of such awards depend on future results, which are not known on the grant date, the Monte Carlo simulation attempts to take into consideration the terms of the awards, potential future returns, payout rates, and other factors to estimate a fair value of the award. The Monte Carlo simulation method uses factual data for the company and employs various assumptions. Stock-based awards granted to employees, non-employees and members of our board of directors include stock options and restricted stock units.
Fair value as determined using the Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility, expected dividend yield and risk-free interest rates. For the years ended December 31, 2021, 2020 and 2019, we estimated the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist for non-employees, contractual terms are used. Dividend yield is based on the current expected annual dividend per share and our stock price. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the Compensation Committee of our Board of Directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
receive one share of common stock upon vesting.  As of December 31, 2021, 134 shares of common stock were available for future grants under the 2015 Plan.
In February 2021, the Compensation Committee of our Board of Directors approved a modification to the design of our long-term equity compensation program for our senior management. The Compensation Committee intends to award equity-based compensation to our senior management in the form of: 25% stock options, which awards will vest in equal installments on the first three anniversaries of the date of grant; 25% restricted stock units, which awards will vest in equal installments on the first three anniversaries of the date of grant; 25% PRSUs, which will cliff vest on the third anniversary of the date of grant after a two-year performance period if the free cash flow target established by the Compensation Committee is achieved; and 25% PRSUs, which will cliff vest after a three-year performance period based on the performance of our common stock relative to the companies included in the S&P 500 Index. We refer to this performance measure as a relative “TSR” or “total stockholder return” metric. PRSUs based on the relative total stockholder return metric will only vest if our performance achieves at least the 25th percentile, with a target payout requiring performance at the 50th percentile. The settlement of PRSUs earned in respect of the applicable three-year performance period will be generally subject to the executive’s continued employment with us through the date the total stockholder return performance is certified by the Compensation Committee.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees:

	For the Years Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.6%	1.0%	2.4%
Expected life of options — years	6.06	3.91	3.41
Expected stock price volatility	33%	28%	26%
Expected dividend yield	1.0%	0.8%	0.8%

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The following table summarizes stock option activity under our share-based plans for the years ended December 31, 2021, 2020 and 2019:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of January 1, 2019	243	$4.22
Awards granted in connection with acquisition	7	$3.85
Granted	15	$6.10
Exercised	(53)	$3.65
Forfeited, cancelled or expired	(4)	$5.58
Outstanding as of December 31, 2019	208	$4.46
Granted	11	$6.87
Exercised	(33)	$3.66
Forfeited, cancelled or expired	(2)	$6.28
Outstanding as of December 31, 2020	184	$4.73
Granted	54	$6.14
Exercised	(72)	$3.98
Forfeited, cancelled or expired	(5)	$6.73
Outstanding as of December 31, 2021	161	$5.47	5.74	$156
Exercisable as of December 31, 2021	101	$5.01	4.92	$144
The weighted average grant date fair value per stock option granted during the years ended December 31, 2021, 2020 and 2019 was $1.77, $1.46 and $1.26, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $170, $94 and $146, respectively.  During the years ended December 31, 2021, 2020 and 2019, the number of net settled shares issued as a result of stock option exercises was 22, 8 and 15, respectively.
We recognized share-based payment expense associated with stock options of $42, $45 and $60 for the years ended December 31, 2021, 2020 and 2019, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the years ended December 31, 2021, 2020 and 2019:

	Shares	Grant Date Fair Value Per Share
Nonvested at the beginning of January 1, 2019	35	$5.50
Awards granted in connection with acquisition	48	$5.83
Granted	38	$6.01
Vested	(38)	$5.53
Forfeited	(8)	$5.85
Nonvested as of December 31, 2019	75	$5.95
Granted	37	$6.14
Vested	(32)	$5.89
Forfeited	(5)	$6.00
Nonvested as of December 31, 2020	75	$6.06
Granted	40	$6.35
Vested	(26)	$6.02
Forfeited	(9)	$6.11
Nonvested as of December 31, 2021	80	$6.22
The total intrinsic value of restricted stock units, including PRSUs, vesting during the years ended December 31, 2021, 2020 and 2019 was $166, $196 and $235, respectively. During the years ended December 31, 2021, 2020 and 2019, the number of net settled shares issued as a result of restricted stock units vesting totaled 16, 20 and 23, respectively. During the years ended December 31, 2021, 2020 and 2019, we granted 7, 4 and 6 PRSUs to certain employees, respectively. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during each of the years ended December 31, 2021, 2020 and 2019, we granted less than 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the years ended December 31, 2021, 2020 and 2019.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $160, $178 and $190 for the years ended December 31, 2021, 2020 and 2019, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at December 31, 2021 and December 31, 2020 was $455 and $385, respectively.  The total unrecognized compensation costs at December 31, 2021 are expected to be recognized over a weighted-average period of 2.5 years.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
We recognized expenses of $21, $16 and $9 for the years ended December 31, 2021, 2020 and 2019, respectively, in connection with the Sirius XM and Pandora Plans.
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
Contributions to the DCP, net of withdrawals, were $4, $8 and $7 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and December 31, 2020, the fair value of the investments held in the trust were $56 and $46, respectively, which is included in Other long-term assets in our consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our consolidated statements of comprehensive income.  We recorded gains on investments held in the trust of $5, $3 and $3 for the years ended December 31, 2021, 2020 and 2019, respectively.

(16)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of December 31, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total
Debt obligations	$—	$193	$—	$—	$1,000	$7,750	$8,943
Cash interest payments	392	383	379	379	378	979	2,890
Satellite and transmission	114	141	120	27	1	9	412
Programming and content	496	395	247	128	50	148	1,464
Sales and marketing	67	21	4	3	3	3	101
Satellite incentive payments	7	7	8	7	4	19	52
Operating lease obligations	68	65	51	48	44	92	368
Royalties, minimum guarantees and other	303	498	26	8	1	2	838
Total (1)	$1,447	$1,703	$835	$600	$1,481	$9,002	$15,068
(1)The table does not include our reserve for uncertain tax positions, which at December 31, 2021 totaled $35.
Debt obligations.    Debt obligations include principal payments on outstanding debt and finance lease obligations.
Cash interest payments.    Cash interest payments include interest due on outstanding debt and capital lease payments through maturity.
Satellite and transmission.    We have entered into agreements with third parties to design, build and launch two new satellites, SXM-9 and SXM-10. We also have entered into agreements with third parties to operate and maintain satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks.
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
Operating lease obligations.    We have entered into both cancelable and non-cancelable operating leases for office space, terrestrial repeaters, data centers and equipment. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases have options to renew. Total rent recognized in connection with leases for the years ended December 31, 2021, 2020 and 2019 was $69, $73 and $75, respectively.
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. Certain of our content agreements also contain minimum guarantees. During the year ended December 31, 2021, we prepaid $5 in content costs related to minimum guarantees. As of December 31, 2021, we had future fixed minimum guarantee commitments of $444, of which $24 will be paid in 2022 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
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
We have also entered into various agreements with third parties for general operating purposes. The cost of our common stock acquired in our capital return program but not paid for as of December 31, 2021 was also included in this category.
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

On August 23, 2021, the United States Court of Appeals for the Ninth Circuit issued an Opinion in a related case, Flo & Eddie Inc. v. Sirius XM Radio Inc. The related case also concerned a class action suit brought by Flo & Eddie Inc. regarding the public performance of pre-1972 recordings under California law. Relying on California’s copyright statute, Flo & Eddie argued that California law gave it the “exclusive ownership” of its pre-1972 songs, including the right of public performance. The Ninth Circuit reversed the District Court’s grant of partial summary judgment to Flo & Eddie Inc. The Ninth Circuit held that the District Court in this related case erred in concluding that “exclusive ownership” under California’s copyright statute included the right of public performance. The Ninth Circuit remanded the case for entry of judgment consistent with the terms of the parties’ contingent settlement agreement, and on October 6, 2021, the parties to the related case stipulated to its dismissal with prejudice.

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

(17)Income Taxes
Current federal income tax expense or benefit represents the amounts expected to be reported on the Company's income tax return, and deferred income tax expense or benefits represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted income tax rates that will be in effect when these differences reverse.  The current state income tax provision is primarily related to taxable income in certain states that have suspended or limited the ability to use net operating loss carryforwards or where net operating losses have been fully utilized.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.
We have historically filed a consolidated federal income tax return for all of our wholly owned subsidiaries, including Sirius XM and Pandora. On February 1, 2021, we entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement contains provisions that we believe are customary for tax sharing agreements between members of a consolidated group. On November 3, 2021, Liberty Media informed us that it beneficially owned over 80% of the outstanding shares of our common stock; as a result of this, we will now be included in the consolidated tax return of Liberty Media beginning November 4, 2021. The tax sharing agreement and our inclusion in Liberty Media’s consolidated tax group is not expected to have any material adverse effect on us. We have calculated the provision for income taxes by using a separate return method.
Our current tax expense is the amount of tax payable on the basis of a hypothetical, current-year separate return. We provided deferred taxes on temporary differences and on any carryforwards that we could claim on our hypothetical return and assess the need for a valuation allowance on the basis of our projected separate return results. Any difference between the tax expense (or benefit) allocated to us under the separate return method and payments to be made for (or received from) Liberty Media for tax expense are treated as either dividends or capital contributions.

Income tax expense consisted of the following:

	For the Years Ended December 31,
	2021	2020	2019
Current taxes:
Federal	$(31)	$—	$—
State	(50)	(61)	(24)
Total current taxes	(81)	(61)	(24)
Deferred taxes:
Federal	(210)	(219)	(229)
State	79	(19)	(30)
Total deferred taxes	(131)	(238)	(259)
Total income tax expense	$(212)	$(299)	$(283)

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The following table presents a reconciliation of the U.S. federal statutory tax rate and our effective tax rate:

	For the Years Ended December 31,
	2021	2020	2019
Federal tax expense, at statutory rate	21.0%	21.0%	21.0%
State income tax expense, net of federal benefit	4.1%	4.2%	3.9%
Change in valuation allowance	1.5%	0.7%	0.3%
Tax credits	(4.7)%	(10.2)%	(2.7)%
Share-based compensation	(1.0)%	(3.5)%	(2.4)%
Impact of nondeductible compensation	0.6%	2.6%	1.6%
Automatic worthless stock deduction	—%	(3.5)%	—%
Goodwill impairment	—%	53.7%	—%
Uncertain tax positions	(0.1)%	4.4%	—%
Audit Settlements	(7.6)%	—%	—%
Other, net	0.1%	0.1%	1.9%
Effective tax rate	13.9%	69.5%	23.6%
Our effective tax rate of 13.9% for the year ended December 31, 2021 was primarily impacted by settlements with various states as well as a benefit related to research and development and certain other credits, partially offset by federal and state income tax expense. Our effective tax rate of 69.5% for the year ended December 31, 2020 was primarily impacted by the nondeductible Pandora goodwill impairment charge, partially offset by the recognition of excess tax benefits related to share-based compensation, a benefit related to state and federal research and development and certain other credits and a worthless stock deduction associated with the termination of the Automatic service.  Our effective tax rate of 23.6% for the year ended December 31, 2019 was primarily impacted by the recognition of excess tax benefits related to share-based compensation and benefits related to state and federal research and development and certain other credits, partially offset by the impact of nondeductible compensation.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, shown before jurisdictional netting, are presented below:

	For the Years Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards and tax credits	$681	$745
Deferred revenue	52	62
Accrued bonus	35	29
Expensed costs capitalized for tax	9	11
Investments	20	21
Stock based compensation	57	74
Operating lease liability	104	118
Other	12	—
Total deferred tax assets	970	1,060
Deferred tax liabilities:
Depreciation of property and equipment	(286)	(237)
FCC license	(522)	(521)
Other intangible assets	(263)	(292)
Right of use asset	(89)	(106)
Other	(5)	(5)
Total deferred tax liabilities	(1,165)	(1,161)
Net deferred tax assets before valuation allowance	(195)	(101)
Valuation allowance	(83)	(54)
Total net deferred tax (liability) asset	$(278)	$(155)
Net operating loss carryforwards and tax credits decreased as a result of the utilization of net operating losses related to current year taxable income. For the years ended December 31, 2021 and 2020, we recorded $71 and $44 for state and federal tax credits, respectively. As of December 31, 2021, our gross federal net operating loss carryforwards were approximately $643. We expect to utilize a majority of our federal income tax credits, which consist of research and development tax credits, other tax credits and foreign tax credits, by December 31, 2022.
As of December 31, 2021 and 2020, we had a valuation allowance related to deferred tax assets of $83 and $54, respectively, which were not likely to be realized due to the timing of certain state net operating loss limitations. During the year ended December 31, 2021, our valuation allowance increased primarily as a result of the increase in net deferred tax asset related to prior net operating loss carryforwards as a result of settlements with various states. As a portion of these net operating losses are not anticipated to be realizable, we increased our valuation allowance for those expected to expire un-utilized based on taxable income projections.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
As of December 31, 2021 and 2020, we had unrecognized tax benefits and uncertain tax positions of $179 and $433, respectively.  If recognized, $179 of unrecognized tax benefits would affect our effective tax rate.  Uncertain tax positions are recognized in Other long-term liabilities which, as of December 31, 2021 and 2020, were $35 and $30, respectively, including accrued interest.
We have state income tax audits pending.  We do not expect the ultimate outcome of these audits to have a material adverse effect on our financial position or results of operations.  We also do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2021 will significantly increase or decrease during the year ending December 31, 2022. Various events could cause our current expectations to change. Should our position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in our consolidated statements of comprehensive income as part of the income tax provision.  We recorded interest expense of $1 and $6 for the years ended December 31, 2021 and 2020, respectively, related to unrecognized tax benefits.
Changes in our unrecognized tax benefits and uncertain tax positions from January 1 through December 31 are set forth below:

	2021	2020
Balance, beginning of year	$433	$406
Increases in tax positions for prior years	9	14
Increases in tax positions for current year	13	20
Decreases in tax positions for prior years	(24)	(7)
Decreases related to settlement with taxing authorities	(252)	—
Balance, end of year	$179	$433

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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had less than $1 of intersegment advertising revenue during the years ended December 31, 2021 and 2020.
Segment revenue and gross profit were as follows during the periods presented:

	For the Year Ended December 31, 2021
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$6,084	$530	$6,614
Advertising revenue	188	1,542	1,730
Equipment revenue	201	—	201
Other revenue	151	—	151
Total revenue	6,624	2,072	8,696
Cost of services (a)	(2,594)	(1,329)	(3,923)
Segment gross profit	$4,030	$743	$4,773

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Year Ended December 31, 2021
Segment Gross Profit	$4,773
Subscriber acquisition costs	(325)
Sales and marketing (a)	(998)
Engineering, design and development (a)	(229)
General and administrative (a)	(451)
Depreciation and amortization	(533)
Share-based payment expense	(202)
Impairment, restructuring and acquisition costs	(20)
Total other (expense) income	(489)
Consolidated income before income taxes	$1,526
(a)     Share-based payment expense of $45 related to cost of services, $58 related to sales and marketing, $36 related to engineering, design and development and $63 related to general and administrative has been excluded for the year ended December 31, 2021.

	For the Year Ended December 31, 2020
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$5,857	$515	$6,372
Advertising revenue	157	1,183	1,340
Equipment revenue	173	—	173
Other revenue	155	—	155
Total revenue	6,342	1,698	8,040
Cost of services (b)	(2,430)	(1,105)	(3,535)
Segment gross profit	$3,912	$593	$4,505

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Year Ended December 31, 2020
Segment Gross Profit	$4,505
Subscriber acquisition costs	(362)
Sales and marketing (b)	(889)
Engineering, design and development (b)	(220)
General and administrative (b)	(443)
Depreciation and amortization	(506)
Share-based payment expense	(223)
Impairment, restructuring and acquisition costs	(1,004)
Total other (expense) income	(428)
Consolidated income before income taxes	$430
(b)     Share-based payment expense of $44 related to cost of services, $68 related to sales and marketing, $43 related to engineering, design and development and $68 related to general and administrative has been excluded for the year ended December 31, 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31, 2019
	Sirius XM	Pandora	Total
Revenue
Subscriber revenue	$5,644	$476	$6,120
Advertising revenue	205	1,131	1,336
Equipment revenue	173	—	173
Other revenue	165	—	165
Total revenue	6,187	1,607	7,794
Cost of services (c)	(2,378)	(1,005)	(3,383)
Segment gross profit	$3,809	$602	$4,411

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Year Ended December 31, 2019
Segment Gross Profit	$4,411
Subscriber acquisition costs	(427)
Sales and marketing (c)	(859)
Engineering, design and development (c)	(231)
General and administrative (c)	(466)
Depreciation and amortization	(468)
Share-based payment expense	(229)
Impairment, restructuring and acquisition costs	(84)
Total other (expense) income	(450)
Consolidated income before income taxes	$1,197
(c)     Share-based payment expense of $44 related to cost of services, $78 related to sales and marketing, $49 related to engineering, design and development and $58 related to general and administrative has been excluded for the year ended December 31, 2019.
A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.

As of December 31, 2021, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the year ended December 31, 2021.

(19)Subsequent Events
Capital Return Program
For the period from January 1, 2022 to January 28, 2022, we repurchased 19 shares of our common stock on the open market for an aggregate purchase price of $116, including fees and commissions.
On January 26, 2022, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0219615 per share of common stock payable on February 25, 2022 to stockholders of record as of the close of business on February 11, 2022.
On January 31, 2022, our board of directors declared a special cash dividend on our common stock in the amount of $0.25 per share of common stock payable on February 25, 2022 to stockholders of record as of the close of business on February 11, 2022.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
Schedule II - Schedule of Valuation and Qualifying Accounts

(in millions)
Description	Balance January 1,	Charged to Expenses	Write-offs/ Payments/ Other	Balance December 31,
2021
Allowance for doubtful accounts	$15	53	(58)	$10
Deferred tax assets—valuation allowance	$54	29	—	$83
2020
Allowance for doubtful accounts	$14	60	(59)	$15
Deferred tax assets—valuation allowance	$70	3	(19)	$54
2019
Allowance for doubtful accounts	$7	53	(46)	$14
Deferred tax assets—valuation allowance	$66	4	—	$70