Form 10-Q
period 2022-06-30
SIRIUS XM HOLDINGS INC.
filed 2022-07-28
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 26, 2022)
Common stock, $0.001 par value	3,894,220,452	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenue:
Subscriber revenue	$1,719	$1,641	$3,432	$3,252
Advertising revenue	452	429	835	783
Equipment revenue	45	51	98	108
Other revenue	37	38	75	74
Total revenue	2,253	2,159	4,440	4,217
Operating expenses:
Cost of services:
Revenue share and royalties	711	662	1,381	1,303
Programming and content	153	136	292	265
Customer service and billing	125	128	251	244
Transmission	54	52	106	101
Cost of equipment	3	4	6	9
Subscriber acquisition costs	91	89	181	175
Sales and marketing	285	240	557	456
Engineering, design and development	72	65	139	130
General and administrative	127	130	250	251
Depreciation and amortization	135	131	270	263
Impairment, restructuring and acquisition costs	1	(136)	1	108
Total operating expenses	1,757	1,501	3,434	3,305
Income from operations	496	658	1,006	912
Other (expense) income:
Interest expense	(104)	(103)	(206)	(203)
Other (expense) income	(4)	5	(2)	8
Total other (expense) income	(108)	(98)	(208)	(195)
Income before income taxes	388	560	798	717
Income tax expense	(96)	(127)	(197)	(65)
Net income	$292	$433	$601	$652
Foreign currency translation adjustment, net of tax	(10)	7	(2)	12
Total comprehensive income	$282	$440	$599	$664
Net income per common share:
Basic	$0.07	$0.11	$0.15	$0.16
Diluted	$0.07	$0.10	$0.15	$0.16
Weighted average common shares outstanding:
Basic	3,928	4,079	3,938	4,108
Diluted	4,005	4,163	4,016	4,193

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$126	$191
Receivables, net	660	722
Related party current assets	19	21
Prepaid expenses and other current assets	328	246
Total current assets	1,133	1,180
Property and equipment, net	1,467	1,450
Intangible assets, net	3,128	3,186
Goodwill	3,249	3,151
Related party long-term assets	527	526
Deferred tax assets	200	200
Operating lease right-of-use assets	336	358
Other long-term assets	230	223
Total assets	$10,270	$10,274
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,219	$1,299
Accrued interest	164	173
Current portion of deferred revenue	1,432	1,454
Operating lease current liabilities	49	49
Related party current liabilities	20	5
Total current liabilities	2,884	2,980
Long-term deferred revenue	87	97
Long-term debt	9,866	8,832
Deferred tax liabilities	539	478
Operating lease liabilities	333	362
Other long-term liabilities	140	150
Total liabilities	13,849	12,899
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 3,909 and 3,968 shares issued; 3,908 and 3,967 shares outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Accumulated other comprehensive income, net of tax	13	15
Additional paid-in capital	—	—
Treasury stock, at cost; 1 shares of common stock at June 30, 2022 and December 31, 2021	(10)	(8)
Accumulated deficit	(3,586)	(2,636)
Total stockholders’ equity (deficit)	(3,579)	(2,625)
Total liabilities and stockholders’ equity (deficit)	$10,270	$10,274
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Six Months Ended June 30, 2022
	Common Stock		Accumulated Other Comprehensive Income (loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2021	3,968	$4	$15	$—	1	$(8)	$(2,636)	$(2,625)
Cumulative effect of change in accounting principles	—	—	—	—	—	—	(14)	(14)
Comprehensive (loss) income, net of tax	—	—	(2)	—	—	—	601	599
Share-based payment expense	—	—	—	101	—	—	—	101
Exercise of stock options and vesting of restricted stock units	8	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(39)	—	—	—	(39)
Capital contribution related to Tax Sharing Agreement with Liberty Media	—	—	—	—	—	—	(25)	(25)
Cash dividends paid on common stock, $0.293923 per share	—	—	—	(62)	—	—	(1,097)	(1,159)
Common stock repurchased	—	—	—	—	67	(417)	—	(417)
Common stock retired	(67)	—	—	—	(67)	415	(415)	—
Balance at June 30, 2022	3,909	$4	$13	$—	1	$(10)	$(3,586)	$(3,579)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended June 30, 2022
	Common Stock		Accumulated Other Comprehensive Income (loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at March 31, 2022	3,940	$4	$23	$—	—	$(2)	$(3,612)	$(3,587)
Comprehensive (loss) income, net of tax	—	—	(10)	—	—	—	292	282
Share-based payment expense	—	—	—	51	—	—	—	51
Exercise of stock options and vesting of restricted stock units	3	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(10)	—	—	—	(10)
Capital contribution related to Tax Sharing Agreement with Liberty Media	—	—	—	—	—	—	(12)	(12)
Cash dividends paid on common stock, $0.0219615 per share	—	—	—	(41)	—	—	(45)	(86)
Common stock repurchased	—	—	—	—	35	(217)	—	(217)
Common stock retired	(34)	—	—	—	(34)	209	(209)	—
Balance at June 30, 2022	3,909	$4	$13	$—	1	$(10)	$(3,586)	$(3,579)

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$601	$652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270	263
Non cash impairment and restructuring costs	—	245
Non-cash interest expense, net of amortization of premium	9	10
Provision for doubtful accounts	29	24
(Gain) loss on unconsolidated entity investments, net	(3)	3
Dividend received from unconsolidated entity investment	—	1
Loss (gain) on other investments	9	(4)
Share-based payment expense	92	98
Deferred income tax expense	60	37
Amortization of right-of-use assets	21	28
Changes in operating assets and liabilities:
Receivables	35	(11)
Related party, net	1	11
Prepaid expenses and other current assets	(83)	(136)
Other long-term assets	6	(4)
Accounts payable and accrued expenses	(81)	(99)
Accrued interest	(9)	(1)
Deferred revenue	(32)	(145)
Operating lease liabilities	(30)	(26)
Other long-term liabilities	(7)	(18)
Net cash provided by operating activities	888	928
Cash flows from investing activities:
Additions to property and equipment	(196)	(164)
Sale (purchases) of other investments	1	(3)
Acquisition of business, net of cash acquired	(137)	(14)
Investments in related parties and other equity investees	(1)	(11)
Repayment from related party	—	2
Net cash used in investing activities	(333)	(190)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	6
Taxes paid from net share settlements for stock-based compensation	(39)	(43)
Revolving credit facility, net	510	(649)
Proceeds from long-term borrowings, net of costs	499	1,976
Principal payments of long-term borrowings	(2)	(2)
Payment of contingent consideration for business acquisition	(3)	—
Distribution to parent related to Tax Sharing Agreement	(11)	—
Common stock repurchased and retired	(415)	(856)
Dividends paid	(1,159)	(121)
Net cash (used in) provided by financing activities	(620)	311
Net (decrease) increase in cash, cash equivalents and restricted cash	(65)	1,049
Cash, cash equivalents and restricted cash at beginning of period (1)	199	83
Cash, cash equivalents and restricted cash at end of period (1)	$134	$1,132
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2022	2021
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$205	$193
Income taxes paid	$145	$34
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$3	$—
Treasury stock not yet settled	$(2)	$12
Accumulated other comprehensive (loss) income, net of tax	$(2)	$12
Capital contribution pursuant to Tax Sharing Agreement	$14	$—

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$126	$191	$1,124	$71
Restricted cash included in Other long-term assets	8	8	8	12
Total cash, cash equivalents and restricted cash at end of period	$134	$199	$1,132	$83
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
Business
We operate two complementary audio entertainment businesses - one of which we refer to as “SiriusXM” and the second of which we refer to as “Pandora and Off-platform”.
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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of June 30, 2022, our Sirius XM business had approximately 34.0 million subscribers.
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
Pandora and Off-platform
Pandora operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of June 30, 2022, Pandora had approximately 6.3 million subscribers.
The majority of revenue from Pandora is generated from advertising on our Pandora ad-supported radio service which is sold under the SXM Media brand. We also derive subscription revenue from our Pandora Plus and Pandora Premium subscribers.
We also sell advertising on other audio platforms and in widely distributed podcasts, which we consider to be off-platform services. We have an arrangement with SoundCloud Holdings, LLC (“SoundCloud”) to be its exclusive ad sales representative in the US and certain European countries and are able to offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We also have arrangements to serve as the ad sales representative for certain podcasts.

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
Liberty Media
As of June 30, 2022, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 82% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements. Refer to Note 11 for more information regarding related parties.
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
In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 18.
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

(2)Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of June 30, 2022 and December 31, 2021, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value due to the short-term nature of these instruments.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Our liabilities measured at fair value were as follows:

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$8,793	—	$8,793	—	$9,052	—	$9,052
(a)The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 12 for information related to the carrying value of our debt as of June 30, 2022 and December 31, 2021.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income of $13 was primarily comprised of the cumulative foreign currency translation adjustments related to our investment in and loan to Sirius XM Canada (refer to Note 11 for additional information). During the three and six months ended June 30, 2022, we recorded foreign currency translation adjustment loss of $10 and $2, respectively, net of tax benefit of $4 and $1, respectively. During the three and six months ended June 30, 2021, we recorded foreign currency translation adjustment income of $7 and $12, respectively, net of tax expense of $2 and $4, respectively.
Recently Adopted Accounting Policies
Accounting Standard Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06 which removes the separation models for convertible debt with cash conversion or beneficial conversion features. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share as the treasury stock method will no longer be permitted for convertible instruments. During the three months ended March 31, 2022, we adopted ASU 2020-06 as of January 1, 2022 using the modified retrospective approach and recorded a $14 increase to the carrying value of Pandora's 1.75% Convertible Senior Notes due 2023 and a corresponding increase to our accumulated deficit. The adoption of ASU 2020-06 did not have a material impact on our diluted earnings per share.

(3)Acquisitions
On May 20, 2022, we completed an acquisition for total cash consideration of $93. We recognized goodwill of $69, indefinite-lived intangible assets of $1 and other assets of $23. The other assets represent acquired content which will be amortized over its estimated useful life to Programming and content in our unaudited consolidated statements of comprehensive income.
On January 12, 2022, we completed an acquisition for total cash consideration of $44. We recognized goodwill of $29, other definite-lived intangible assets of $19 and liabilities of $4.
On April 23, 2021, we completed an acquisition for total consideration of $27 which included $20 in cash, a $3 deferred cash payment and $4 in restricted stock units. We recognized goodwill of $23 and other assets of $5.
Acquisition related costs for the three and six months ended June 30, 2022 were $1 and $3, respectively. Acquisition related costs of $3 were recognized for the three and six months ended June 30, 2021.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(4)Restructuring Costs
No restructuring costs were recognized during the three and six months ended June 30, 2022.
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

(5)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and six months ended June 30, 2022 and 2021.
Common stock equivalents of 84 and 96 for the three months ended June 30, 2022 and 2021, respectively, and 81 and 93 for the six months ended June 30, 2022 and 2021, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net Income available to common stockholders for basic net income per common share	$292	$433	$601	$652
Effect of interest on assumed conversions of convertible notes, net of tax	1	2	3	4
Net Income available to common stockholders for dilutive net income per common share	$293	$435	$604	$656
Denominator:
Weighted average common shares outstanding for basic net income per common share	3,928	4,079	3,938	4,108
Weighted average impact of assumed convertible notes	31	30	31	30
Weighted average impact of dilutive equity instruments	46	54	47	55
Weighted average shares for diluted net income per common share	4,005	4,163	4,016	4,193
Net income per common share:
Basic	$0.07	$0.11	$0.15	$0.16
Diluted	$0.07	$0.10	$0.15	$0.16

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
Receivables, net, consists of the following:

	June 30, 2022	December 31, 2021
Gross customer accounts receivable	$586	$636
Allowance for doubtful accounts	(11)	(10)
Customer accounts receivable, net	$575	$626
Receivables from distributors	55	62
Other receivables	30	34
Total receivables, net	$660	$722

(7)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASC 350 also states that a reporting unit with a zero or negative carrying amount is not required to perform a qualitative assessment. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of June 30, 2022.
As of June 30, 2022, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, the cumulative balance of goodwill impairments recorded was $5,722, of which $4,766 was recognized during the year ended December 31, 2008 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of June 30, 2022, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $2,290 and $959, respectively. During the six months ended June 30, 2022, we recorded $98 of goodwill related to acquisitions which were recorded to our Pandora and Off-platform reporting unit. Refer to Note 3 for information regarding these acquisitions. As of December 31, 2021, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $2,290 and $861, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(8)Intangible Assets
Our intangible assets include the following:

		June 30, 2022			December 31, 2021
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	250	—	250
Definite life intangible assets:
OEM relationships	15 years	220	(127)	93	220	(120)	100
Licensing agreements	12 years	45	(45)	—	45	(45)	—
Software and technology	7 years	31	(20)	11	31	(19)	12
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	311	—	311
Definite life intangible assets:
Customer relationships	8 years	442	(195)	247	441	(164)	277
Software and technology	5 years	391	(260)	131	373	(221)	152
Total intangible assets		$3,775	$(647)	$3,128	$3,755	$(569)	$3,186

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of June 30, 2022, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three and six months ended June 30, 2022 and 2021.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $39 and $38 for the three months ended June 30, 2022 and 2021, respectively, and $78 and $77 for the six months ended June 30, 2022 and 2021, respectively. There were no retirements of definite lived intangible assets during the three and six months ended June 30, 2022 and 2021.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The expected amortization expense for each of the fiscal years 2022 through 2026 and for periods thereafter is as follows:

Years ending December 31,	Amount
2022 (remaining)	$78
2023	144
2024	77
2025	72
2026	71
Thereafter	40
Total definite life intangible assets, net	$482

(9)Property and Equipment
Property and equipment, net, consists of the following:

	June 30, 2022	December 31, 2021
Satellite system	$1,841	$1,841
Terrestrial repeater network	116	116
Leasehold improvements	109	109
Broadcast studio equipment	123	119
Capitalized software and hardware	1,599	1,591
Satellite telemetry, tracking and control facilities	68	67
Furniture, fixtures, equipment and other	90	92
Land	38	38
Building	82	81
Construction in progress	332	156
Total property and equipment	4,398	4,210
Accumulated depreciation	(2,931)	(2,760)
Property and equipment, net	$1,467	$1,450
Construction in progress consists of the following:

	June 30, 2022	December 31, 2021
Satellite system	$116	$64
Terrestrial repeater network	3	1
Capitalized software and hardware	191	78
Other	22	13
Construction in progress	$332	$156
Depreciation expense on property and equipment was $96 and $93 for the three months ended June 30, 2022 and 2021, respectively, and $192 and $186 for the six months ended June 30, 2022 and 2021, respectively.  There were no retirements of property and equipment during the three months ended June 30, 2022. We retired property and equipment of $3 during the three months ended June 30, 2021 and $22 and $8 during the six months ended June 30, 2022 and 2021, respectively.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $1 and $2 for the three months ended June 30, 2022 and 2021, respectively, and $2 and $5 for the six months ended June 30, 2022 and 2021, respectively, which related to the construction of our satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
were $4 and $3 for the three months ended June 30, 2022 and 2021, respectively, and $9 and $6 for the six months ended June 30, 2022 and 2021, respectively.
Satellites
As of June 30, 2022, we operated a fleet of six satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of June 30, 2022:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2022 (a)
XM-3	2005	2020	2026
XM-4	2006	2021	2022 (a)
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
(a)We expect to file an application with the FCC to extend the licenses for our SIRIUS FM-6 and XM-4 satellites during the quarter ended September 30, 2022 and expect it to be granted routinely.
During the three months ended March 31, 2021, we recorded an impairment charge of $220 to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income related to the total loss of the SXM-7 satellite. We procured insurance for SXM-7 to cover the risks associated with the satellite's launch and first year of in-orbit operation. During the three and six months ended June 30, 2021, we recorded insurance recoveries of $140 which have been recorded as a reduction to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income. The aggregate coverage under the insurance policies with respect to SXM-7 was $225, all of which was collected during the year ended December 31, 2021.
Our SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. Our SXM-8 satellite replaced our XM-3 satellite. During the six months ended June 30, 2022, we replaced our XM-4 satellite with our XM-5 satellite. Our XM-3 and our XM-4 satellites remain available as in-orbit spares.

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
The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$17	$21	$30	$42
Sublease income	—	—	(1)	(1)
Total lease cost	$17	$21	$29	$41

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

Liberty Media
As of June 30, 2022, Liberty Media beneficially owned, directly and indirectly, approximately 82% of the outstanding shares of our common stock. Liberty Media has three of its executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.
On February 1, 2021, Holdings entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement was negotiated and approved by a special committee of Holdings’ board of directors, all of whom are independent of Liberty Media. Refer to Note 16 for more information regarding the tax sharing agreement.

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
Our related party long-term assets as of June 30, 2022 and December 31, 2021 included the carrying value of our investment balance in Sirius XM Canada of $448 and $334, respectively, and, as of June 30, 2022 and December 31, 2021, also included $8 and $120, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of less than $1 during the three months ended June 30, 2021. No dividends were paid during the three months ended June 30, 2022. During the six months ended June 30, 2022 and 2021, Sirius XM Canada paid gross dividends to us of less than $1 and $1, respectively.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income of $28 and $26 during the three months ended June 30, 2022 and 2021, respectively, and $55 and $50 during the six months ended June 30, 2022 and 2021, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
SoundCloud
We have an investment in SoundCloud which is accounted for as an equity method investment and recorded in Related party long-term assets in our unaudited consolidated balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's nine-member board of managers. Sirius XM's share of SoundCloud's net (loss) income was $(2) and $1 for the three months ended June 30, 2022 and 2021, respectively, and $(3) and $1 for the six months ended June 30, 2022 and 2021, respectively, which was recorded in Other (expense) income in our unaudited consolidated statements of comprehensive income.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the US and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $14 for each of the three months ended June 30, 2022 and 2021, and $27 for each of the six months ended June 30, 2022 and 2021. We also had related party liabilities of $18 and $24 as of June 30, 2022 and December 31, 2021, respectively, related to this agreement.

(12)Debt
Our debt as of June 30, 2022 and December 31, 2021 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	June 30, 2022	June 30, 2022	December 31, 2021
Pandora (c) (d)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	$193	$193	$177
Sirius XM (b) (f)	April 2022	Incremental Term Loan	April 11, 2024	variable fee paid monthly	500	500	—
Sirius XM (b)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	991	990
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,492	1,491
Sirius XM (b)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,980	1,979
Sirius XM (b)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,240	1,239
Sirius XM (b)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,486	1,485
Sirius XM (b)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,484	1,484
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	August 31, 2026	variable fee paid quarterly	510	510	—
Sirius XM	Various	Finance leases	Various	n/a	n/a	2	—
Total Debt						9,878	8,845
Less: total deferred financing costs						12	13
Total long-term debt						$9,866	$8,832
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount.
(b)All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed these notes.
(c)Holdings has unconditionally guaranteed all of the payment obligations of Pandora under these notes.
(d)We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the acquisition of Pandora Media, Inc. in 2019. Prior to the adoption of ASU 2020-06, we allocated the principal amount of the 1.75% Convertible Senior Notes due 2023 between the liability and equity components. During the three months ended March

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
31, 2022, we adopted ASU 2020-06 as of January 1, 2022, which removed the separation model for convertible debt with cash conversion features, and we recorded a $14 decrease to the debt discount and a corresponding increase to accumulated deficit. Refer to Note 2 for more information on the adoption of ASU 2020-06. The 1.75% Convertible Senior Notes due 2023 were not convertible into common stock and were not redeemable as of June 30, 2022. As a result, we have classified the debt as Long-term within our unaudited consolidated balance sheets.
(e)In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of June 30, 2022.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.
(f)In April 2022, Sirius XM entered into an amendment to the Credit Facility to incorporate an Incremental Term Loan borrowing of $500 which matures on April 11, 2024. Interest on the Incremental Term Loan borrowing is based on the Adjusted Term Secured Overnight Financing Rate plus an applicable rate.
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
At June 30, 2022 and December 31, 2021, we were in compliance with our debt covenants.
Pandora Convertible Notes
Pandora's 1.75% Convertible Senior Notes due 2023 (the “Pandora 2023 Notes”) are unsecured, senior obligations of Pandora. Holdings has guaranteed the payment and performance obligations of Pandora under the Pandora 2023 Notes and the indenture governing the Pandora 2023 Notes.
The Pandora 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of June 30, 2022, the conversion rate applicable to the Pandora 2023 Notes was 161.0187 shares of Holdings' common stock per one thousand principal amount of the Pandora 2023 Notes plus carryforward adjustments not yet effected pursuant to the terms of the indenture governing the Pandora 2023 Notes.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

(13)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 3,909 and 3,968 shares of common stock issued and 3,908 and 3,967 shares of common stock outstanding on June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, there were 237 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Special Dividend
During the six months ended June 30, 2022, our board of directors declared and paid the following special cash dividend on our common stock:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 31, 2022	$0.25	February 11, 2022	$987	February 25, 2022
Quarterly Dividends
During the six months ended June 30, 2022, our board of directors also declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 26, 2022	$0.0219615	February 11, 2022	$86	February 25, 2022
April 19, 2022	$0.0219615	May 6, 2022	$86	May 25, 2022
Stock Repurchase Program
As of June 30, 2022, our board of directors had approved for repurchase an aggregate of $18,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2022, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,626 shares for $16,337, and $1,663 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the six months ended:

	June 30, 2022		June 30, 2021
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases (a)	67	$417	138	$844
(a)As of June 30, 2022, $10 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statement of stockholders’ equity (deficit).
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of June 30, 2022 and December 31, 2021.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(14)Benefit Plans
We recognized share-based payment expense of $47 for each of the three months ended June 30, 2022 and 2021 and $92 and $98 for the six months ended June 30, 2022 and 2021, respectively.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the Compensation Committee of our Board of Directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of June 30, 2022, 127 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.0%	0.3%	1.5%	0.6%
Expected life of options — years	3.89	2.71	3.60	6.06
Expected stock price volatility	32%	34%	32%	33%
Expected dividend yield	1.4%	1.0%	1.3%	1.0%

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The following table summarizes stock option activity under our share-based plans for the six months ended June 30, 2022:

	Options	Weighted-Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	161	$5.23
Granted	9	$6.44
Exercised	(12)	$4.38
Forfeited, cancelled or expired	(2)	$6.47
Outstanding as of June 30, 2022	156	$5.35	5.57	$138
Exercisable as of June 30, 2022	98	$4.92	4.74	$128
(1) The weighted-average exercise price for options outstanding and exercisable as of December 31, 2021 and June 30, 2022 and the options granted as of June 30, 2022 in the table above have been adjusted to reflect the reduction of $0.25 to the exercise price related to the February 25, 2022 special cash dividend.
The weighted average grant date fair value per stock option granted during the six months ended June 30, 2022 was $1.50.  The total intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $24 and $130, respectively.  During the six months ended June 30, 2022, the number of net settled shares issued as a result of stock option exercises was 2.
We recognized share-based payment expense associated with stock options of $9 and $11 for the three months ended June 30, 2022 and 2021, respectively, and $18 and $22 for the six months ended June 30, 2022 and 2021, respectively.
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the six months ended June 30, 2022:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2021	80	$6.22
Granted	15	$6.78
Vested	(10)	$6.00
Forfeited	(4)	$6.31
Nonvested as of June 30, 2022	81	$6.32
The total intrinsic value of restricted stock units, including PRSUs, vesting during the six months ended June 30, 2022 and 2021 was $63 and $54, respectively. During the six months ended June 30, 2022, the number of net settled shares issued as a result of restricted stock units vesting totaled 6. During the six months ended June 30, 2022, we granted 5 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the six months ended June 30, 2022, we granted 4 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the six months ended June 30, 2022.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $38 and $36 for the three months ended June 30, 2022 and 2021, respectively, and $74 and $76 for the six months ended June 30, 2022 and 2021, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at June 30, 2022 and December 31, 2021 was $418 and $455, respectively.  The total unrecognized compensation costs at June 30, 2022 are expected to be recognized over a weighted-average period of 2.3 years.

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
We recognized expenses of $5 and $8 for the three months ended June 30, 2022 and 2021, respectively, and $10 and $13 for the six months ended June 30, 2022 and 2021, respectively, in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, were $(1) and less than $1 for the three months ended June 30, 2022 and 2021, respectively, and $(1) and $3 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the fair value of the investments held in the trust were $46 and $56, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of comprehensive income.  We recorded (losses) gains on investments held in the trust of $(6) and $3 for the three months ended June 30, 2022 and 2021, respectively, and $(9) and $4 for the six months ended June 30, 2022 and 2021, respectively.

(15)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of June 30, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
Debt obligations	$—	$193	$501	$1	$1,510	$7,750	$9,955
Cash interest payments	206	410	398	394	388	979	2,775
Satellite and transmission	57	163	110	27	1	9	367
Programming and content	201	348	231	201	122	165	1,268
Sales and marketing	25	41	8	7	7	4	92
Satellite incentive payments	4	7	8	7	4	19	49
Operating lease obligations	30	67	52	48	45	96	338
Royalties, minimum guarantees and other	225	472	186	21	1	2	907
Total (1)	$748	$1,701	$1,494	$706	$2,078	$9,024	$15,751
(1)The table does not include our reserve for uncertain tax positions, which at June 30, 2022 totaled $40.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast content agreements also contain minimum guarantees. During the six months ended June 30, 2022, we prepaid $69 primarily related to the podcast content minimum guarantees. As of June 30, 2022, we had future fixed commitments related to these music royalty and podcast agreements of $559, of which $77 will be paid in 2022 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, downloads, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
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
We have also entered into various agreements with third parties for general operating purposes. The cost of our common stock acquired in our capital return program but not paid for as of June 30, 2022 was also included in this category.
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

Following issuance of the Flo & Eddie Inc. v. Sirius XM Radio Inc. opinion, on September 3, 2021, the Ninth Circuit lifted the stay of appellate proceedings in Flo & Eddie, Inc. v. Pandora Media, LLC. Pandora promptly filed an appeal of the District Court’s order denying the renewed motion to dismiss the case under California’s anti-SLAAP statute.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
On June 2, 2022, the Ninth Circuit upheld the District Court’s order denying dismissal of the case under California’s anti-SLAPP statute, finding that Pandora had failed to demonstrate that Flo & Eddie’s claims arise from Pandora’s protected conduct. As part of the decision, the Ninth Circuit noted that Pandora had forcefully argued that the Court’s decision in Flo & Eddie Inc. v. Sirius XM Radio Inc., and other decisions under New York, Florida and Georgia law, foreclosed Flo & Eddie’s claims as a matter of law. Because the case has been pending for over seven years, the Ninth Circuit remanded the case to the District Court and directed “the district court to consider expedited motions practice on the legal validity of Flo & Eddie’s claims in light of the intervening precedent.”

The District Court has scheduled a hearing to review next steps in this case. We continue to believe we have substantial defenses to the remaining claims asserted in this action, and we intend to defend this action vigorously.

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

(16)Income Taxes
We have historically filed a consolidated federal income tax return for all of our wholly owned subsidiaries, including Sirius XM and Pandora. On February 1, 2021, we entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement contains provisions that we believe are customary for tax sharing agreements between members of a consolidated group. On November 3, 2021, Liberty Media informed us that it beneficially owned over 80% of the outstanding shares of our common stock; as a result of this, we are included in the consolidated tax return of Liberty Media beginning November 4, 2021. The tax sharing agreement and our inclusion in Liberty Media’s consolidated tax group is not expected to have any material adverse effect on us. We have calculated the provision for income taxes by using a separate return method.  Any payment made to Liberty Media, pursuant to the tax sharing agreement, shall be treated as a capital contribution or a distribution. Income tax expense was $96 and $127 for the three months ended June 30, 2022 and 2021, respectively, and $197 and $65 for the six months ended June 30, 2022 and 2021, respectively. In addition, we recorded $25 as a capital contribution related to the tax sharing agreement with Liberty Media, of which $11 has been paid and the balance is recorded within Related party current liabilities on our unaudited consolidated balance sheet as of June 30, 2022.
Our effective tax rate for the three months ended June 30, 2022 and 2021 was 24.7% and 22.7%, respectively. Our effective tax rate for the six months ended June 30, 2022 and 2021 was 24.7% and 9.1%, respectively. The effective tax rate for the three and six months ended June 30, 2022 was primarily impacted by a benefit associated with the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the three months ended June 30, 2021 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the six months ended June 30, 2021 was primarily impacted by a $95 benefit associated with a state tax audit settlement and the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2022 will be approximately 25%.
As of June 30, 2022 and December 31, 2021, we had a valuation allowance related to deferred tax assets of $81 and $83, respectively, that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had intersegment advertising revenue of less than $1 and $1 during the three and six months ended June 30, 2022, respectively, and less than $1 during each of the three and six months ended June 30, 2021.
Segment revenue and gross profit were as follows during the period presented:

	For the Three Months Ended June 30, 2022
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,588	$131	$1,719
Advertising revenue	49	403	452
Equipment revenue	45	—	45
Other revenue	37	—	37
Total revenue	1,719	534	2,253
Cost of services (a)	(668)	(367)	(1,035)
Segment gross profit	$1,051	$167	$1,218
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended June 30, 2022
Segment Gross Profit	$1,218
Subscriber acquisition costs	(91)
Sales and marketing (a)	(272)
Engineering, design and development (a)	(63)
General and administrative (a)	(113)
Depreciation and amortization	(135)
Share-based payment expense	(47)
Impairment, restructuring and acquisition costs	(1)
Total other expense	(108)
Consolidated income before income taxes	$388
(a)     Share-based payment expense of $11 related to cost of services, $13 related to sales and marketing, $9 related to engineering, design and development and $14 related to general and administrative has been excluded.

	For the Three Months Ended June 30, 2021
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,508	$133	$1,641
Advertising revenue	46	383	429
Equipment revenue	51	—	51
Other revenue	38	—	38
Total revenue	1,643	516	2,159
Cost of services (b)	(647)	(323)	(970)
Segment gross profit	$996	$193	$1,189

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended June 30, 2021
Segment Gross Profit	$1,189
Subscriber acquisition costs	(89)
Sales and marketing (b)	(227)
Engineering, design and development (b)	(59)
General and administrative (b)	(114)
Depreciation and amortization	(131)
Share-based payment expense	(47)
Impairment, restructuring and acquisition costs	136
Total other expense	(98)
Consolidated income before income taxes	$560
(b)     Share-based payment expense of $12 related to cost of services, $13 related to sales and marketing, $6 related to engineering, design and development and $16 related to general and administrative has been excluded.

	For the Six Months Ended June 30, 2022
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$3,170	$262	$3,432
Advertising revenue	97	738	835
Equipment revenue	98	—	98
Other revenue	75	—	75
Total revenue	3,440	1,000	4,440
Cost of services (c)	(1,317)	(697)	(2,014)
Segment gross profit	$2,123	$303	$2,426
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Six Months Ended June 30, 2022
Segment Gross Profit	$2,426
Subscriber acquisition costs	(181)
Sales and marketing (c)	(531)
Engineering, design and development (c)	(122)
General and administrative (c)	(223)
Depreciation and amortization	(270)
Share-based payment expense	(92)
Impairment, restructuring and acquisition costs	(1)
Total other expense	(208)
Consolidated income before income taxes	$798
(c)     Share-based payment expense of $22 related to cost of services, $26 related to sales and marketing, $17 related to engineering, design and development and $27 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	For the Six Months Ended June 30, 2021
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$2,989	$263	$3,252
Advertising revenue	87	696	783
Equipment revenue	108	—	108
Other revenue	74	—	74
Total revenue	3,258	959	4,217
Cost of services (d)	(1,270)	(630)	(1,900)
Segment gross profit	$1,988	$329	$2,317
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Six Months Ended June 30, 2021
Segment Gross Profit	$2,317
Subscriber acquisition costs	(175)
Sales and marketing (d)	(428)
Engineering, design and development (d)	(113)
General and administrative (d)	(220)
Depreciation and amortization	(263)
Share-based payment expense	(98)
Impairment, restructuring and acquisition costs	(108)
Total other expense	(195)
Consolidated income before income taxes	$717
(d)     Share-based payment expense of $22 related to cost of services, $28 related to sales and marketing, $17 related to engineering, design and development and $31 related to general and administrative has been excluded.
A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of June 30, 2022, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and six months ended June 30, 2022 and 2021.

(18)Subsequent Events
Capital Return Program
For the period from July 1, 2022 to July 26, 2022, we repurchased 13 shares of our common stock on the open market for an aggregate purchase price of $80, including fees and commissions.
On July 14, 2022, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0219615 per share of common stock payable on August 31, 2022 to stockholders of record as of the close of business on August 5, 2022.

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
Special Note Regarding Forward-Looking Statements
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, including the risk factors described under “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Executive Summary
We operate two complementary audio entertainment businesses - one of which we refer to as “SiriusXM” and the second of which we refer to as “Pandora and Off-platform”.

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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of June 30, 2022, our Sirius XM business had approximately 34.0 million subscribers.

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

Pandora and Off-platform
Pandora operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of June 30, 2022, Pandora had approximately 6.3 million subscribers.
The majority of revenue from Pandora is generated from advertising on our Pandora ad-supported radio service which is sold under the SXM Media brand. We also derive subscription revenue from our Pandora Plus and Pandora Premium subscribers.
We also sell advertising on other audio platforms and in widely distributed podcasts, which we consider to be off-platform services. We have an arrangement with SoundCloud Holdings, LLC ("SoundCloud") to be its exclusive ad sales representative in the US and certain European countries and are able to offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We also have arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., we provide a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

Liberty Media
As of June 30, 2022, Liberty Media beneficially owned, directly and indirectly, approximately 82% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Results of Operations
Set forth below are our results of operations for the three and six months ended June 30, 2022 compared with the three and six months ended June 30, 2021. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2022 vs 2021 Change
					Three Months		Six Months
	2022	2021	2022	2021	Amount	%	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,588	$1,508	$3,170	$2,989	$80	5%	$181	6%
Advertising revenue	49	46	97	87	3	7%	10	11%
Equipment revenue	45	51	98	108	(6)	(12)%	(10)	(9)%
Other revenue	37	38	75	74	(1)	(3)%	1	1%
Total Sirius XM revenue	1,719	1,643	3,440	3,258	76	5%	182	6%
Pandora and Off-platform:
Subscriber revenue	131	133	262	263	(2)	(2)%	(1)	—%
Advertising revenue	403	383	738	696	20	5%	42	6%
Total Pandora and Off-platform revenue	534	516	1,000	959	18	3%	41	4%
Total consolidated revenue	2,253	2,159	4,440	4,217	94	4%	223	5%
Cost of services
Sirius XM:
Revenue share and royalties	397	387	779	766	10	3%	13	2%
Programming and content	139	125	268	243	14	11%	25	10%
Customer service and billing	103	105	207	202	(2)	(2)%	5	2%
Transmission	36	36	77	70	—	—%	7	10%
Cost of equipment	3	4	6	9	(1)	(25)%	(3)	(33)%
Total Sirius XM cost of services	678	657	1,337	1,290	21	3%	47	4%
Pandora and Off-platform:
Revenue share and royalties	314	275	602	537	39	14%	65	12%
Programming and content	14	11	24	22	3	27%	2	9%
Customer service and billing	22	23	44	42	(1)	(4)%	2	5%
Transmission	18	16	29	31	2	13%	(2)	(6)%
Total Pandora and Off-platform cost of services	368	325	699	632	43	13%	67	11%
Total consolidated cost of services	1,046	982	2,036	1,922	64	7%	114	6%
Subscriber acquisition costs	91	89	181	175	2	2%	6	3%
Sales and marketing	285	240	557	456	45	19%	101	22%
Engineering, design and development	72	65	139	130	7	11%	9	7%
General and administrative	127	130	250	251	(3)	(2)%	(1)	—%
Depreciation and amortization	135	131	270	263	4	3%	7	3%
Impairment, restructuring and acquisition costs	1	(136)	1	108	137	nm	(107)	nm
Total operating expenses	1,757	1,501	3,434	3,305	256	17%	129	4%
Income from operations	496	658	1,006	912	(162)	(25)%	94	10%
Other (expense) income:
Interest expense	(104)	(103)	(206)	(203)	(1)	(1)%	(3)	(1)%
Other (expense) income	(4)	5	(2)	8	(9)	nm	(10)	nm
Total other (expense) income	(108)	(98)	(208)	(195)	(10)	(10)%	(13)	(7)%
Income before income taxes	388	560	798	717	(172)	(31)%	81	11%
Income tax expense	(96)	(127)	(197)	(65)	31	24%	(132)	nm
Net income	$292	$433	$601	$652	$(141)	(33)%	$(51)	(8)%
nm - not meaningful

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended June 30, 2022 and 2021, subscriber revenue was $1,588 and $1,508, respectively, an increase of 5%, or $80. For the six months ended June 30, 2022 and 2021, subscriber revenue was $3,170 and $2,989, respectively, an increase of 6%, or $181. The increases were primarily driven by increases of 7% and 8% in ARPU for the three and six month periods, respectively, as a result of higher self-pay revenue and U.S. Music Royalty Fees, partially offset by a decrease in paid promotional subscribers driving lower revenue generated from automakers offering paid promotional subscriptions.
We expect subscriber revenues to increase based on increases in the average price and growth in our self-pay subscriber base.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended June 30, 2022 and 2021, advertising revenue was $49 and $46, respectively, an increase of 7%, or $3. For the six months ended June 30, 2022 and 2021, advertising revenue was $97 and $87, respectively, an increase of 11%, or $10. The increases were due to a greater number of spots sold and aired primarily on sports and news channels.
We expect our Sirius XM advertising revenue to grow as we improve monetization opportunities through through our advertising sales organization, which we call SXM Media.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended June 30, 2022 and 2021, equipment revenue was $45 and $51, respectively, a decrease of 12%, or $6. For the six months ended June 30, 2022 and 2021, equipment revenue was $98 and $108, respectively, a decrease of 9%, or $10. The decreases were primarily driven by lower OEM royalties due to supplier cost increases related to the semiconductor supply shortages, partially offset by higher chipset volume.
We expect equipment revenue to remain relatively flat.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, revenue from our connected vehicle services, and ancillary revenues.
For the three months ended June 30, 2022 and 2021, other revenue was $37 and $38, respectively, a decrease of 3%, or $1. For the six months ended June 30, 2022 and 2021, other revenue was $75 and $74, respectively, an increase of 1%, or $1. The decrease for the three month period was primarily driven by lower revenue generated by our connected vehicle services, partially offset by higher revenue generated by Sirius XM Canada. The increase for the six month period was driven by higher revenue generated by Sirius XM Canada, partially offset by lower revenue generated by our connected vehicle services.
We expect other revenue to remain relatively flat.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus, Pandora Premium and Stitcher subscriptions.
For the three months ended June 30, 2022 and 2021, Pandora and Off-platform subscriber revenue was $131 and $133, respectively, a decrease of 2%, or $2. For the six months ended June 30, 2022 and 2021, Pandora and Off-platform subscriber revenue was $262 and $263, respectively, a decrease of less than 1%, or $1. The decreases were primarily driven by the decrease in Pandora's subscriber base.
We expect Pandora and Off-platform subscriber revenues to remain relatively flat.

Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended June 30, 2022 and 2021, Pandora and Off-platform advertising revenue was $403 and $383, respectively, an increase of 5%, or $20. For the six months ended June 30, 2022 and 2021, Pandora and Off-platform advertising revenue was $738 and $696, respectively, an increase of 6%, or $42. The increases were primarily due to additional revenue generated by our AdsWizz platform as well as higher podcast revenue from increased downloads.
We expect Pandora and Off-platform advertising revenue to increase as our off-platform and podcast revenue grows.
Total Consolidated Revenue
Total Consolidated Revenue for the three months ended June 30, 2022 and 2021 was $2,253 and $2,159, respectively, an increase of 4%, or $94. Total Consolidated Revenue for the six months ended June 30, 2022 and 2021 was $4,440 and $4,217, respectively, an increase of 5%, or $223.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the three months ended June 30, 2022 and 2021, revenue share and royalties were $397 and $387, respectively, an increase of 3%, or $10, but decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2022 and 2021, revenue share and royalties were $779 and $766, respectively, an increase of 2%, or $13, but decreased as a percentage of total Sirius XM revenue. The increases were driven by overall greater revenues subject to revenue share.
We expect our Sirius XM revenue share and royalty costs to increase as our revenues grow.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended June 30, 2022 and 2021, programming and content expenses were $139 and $125, respectively, an increase of 11%, or $14, and increased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2022 and 2021, programming and content expenses were $268 and $243, respectively, an increase of 10%, or $25, and increased as a percentage of total Sirius XM revenue. The increases were driven by higher content licensing costs.
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
For the three months ended June 30, 2022 and 2021, customer service and billing expenses were $103 and $105, respectively, a decrease of 2%, or $2, and decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2022 and 2021, customer service and billing expenses were $207 and $202, respectively, an increase of 2%, or $5, but decreased as a percentage of total Sirius XM revenue. The decrease for the three month period was primarily driven by lower call center costs. The increase for the six month period was driven by higher transaction costs and bad debt expense resulting from a higher average self-pay subscriber base, partially offset by lower call center costs.
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
For each of the three months ended June 30, 2022 and 2021, transmission expenses were $36 and decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2022 and 2021, transmission expenses were $77 and $70, respectively, an increase of 10%, or $7, and increased as a percentage of total Sirius XM revenue. The increase was primarily driven by higher wireless costs associated with consumers using our 360L platform and our connected vehicle services.
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
For the three months ended June 30, 2022 and 2021, cost of equipment was $3 and $4, respectively, a decrease of 25% or $1, and decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2022 and 2021, cost of equipment was $6 and $9, respectively, a decrease of 33% or $3, and decreased as a percentage of total Sirius XM revenue. The decreases were driven by lower component and accessories sales.
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
For the three months ended June 30, 2022 and 2021, revenue share and royalties were $314 and $275, respectively, an increase of 14%, or $39, and increased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2022 and 2021, revenue share and royalties were $602 and $537, respectively, an increase of 12%, or $65, and increased as a percentage of total Pandora and Off-platform revenue. The increases were primarily due to costs related to the acquisition of rights to certain podcasts.
We expect our Pandora and Off-platform revenue share and royalties to increase as streaming revenue increases and we incur higher podcast costs.
Pandora and Off-platform Programming and Content includes costs to produce live listener events and promote content.
For the three months ended June 30, 2022 and 2021, programming and content expenses were $14 and $11, respectively, an increase of 27%, or $3, and increased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2022 and 2021, programming and content expenses were $24 and $22, respectively, an increase of 9%, or $2, and increased as a percentage of total Pandora and Off-platform revenue. The increases were primarily attributable to higher personnel-related costs.
We expect our Pandora and Off-platform programming and content costs to increase as we offer additional programming and produce live listener events and promotions.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the three months ended June 30, 2022 and 2021, customer service and billing expenses were $22 and $23, respectively, a decrease of 4% or $1, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2022 and 2021, customer service and billing expenses were $44 and $42, respectively, an increase of 5% or $2, and increased as a percentage of total Pandora and Off-platform revenue. The decrease for the three month period was driven by lower bad debt and transaction fees costs. The increase for the six month period was primarily driven by higher bad debt expense due to recoveries in the first half of 2021.
We expect our Pandora and Off-platform customer service and billing costs to remain relatively flat.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended June 30, 2022 and 2021, transmission expenses were $18 and $16, respectively, an increase of 13%, or $2, and increased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2022 and 2021, transmission expenses were $29 and $31, respectively, a decrease of 6%, or $2, and decreased as a percentage of total Pandora and Off-platform revenue. The increase for the three month period was driven by greater data center costs. The decrease for the six month period was driven by lower streaming costs resulting from a decline in listener hours, partially offset by higher personnel-related costs.
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
For the three months ended June 30, 2022 and 2021, subscriber acquisition costs were $91 and $89, respectively, an increase of 2%, or $2, but decreased as a percentage of total revenue. For the six months ended June 30, 2022 and 2021, subscriber acquisition costs were $181 and $175, respectively, an increase of 3%, or $6, but decreased as a percentage of total revenue. The increases were driven by higher OEM installations.
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
For the three months ended June 30, 2022 and 2021, sales and marketing expenses were $285 and $240, respectively, an increase of 19%, or $45, and increased as a percentage of total revenue. For the six months ended June 30, 2022 and 2021, sales and marketing expenses were $557 and $456, respectively, an increase of 22%, or $101, and increased as a percentage of total revenue. The increases were primarily due to additional investments in advertising and marketing to support our brands, digital marketing expenditures as well as higher personnel-related costs.
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
For the three months ended June 30, 2022 and 2021, engineering, design and development expenses were $72 and $65, respectively, an increase of 11%, or $7, and increased as a percentage of total revenue. For the six months ended June 30, 2022 and 2021, engineering, design and development expenses were $139 and $130, respectively, an increase of 7%, or $9, and increased as a percentage of total revenue. The increases were driven by higher cloud hosting costs.

We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the three months ended June 30, 2022 and 2021, general and administrative expenses were $127 and $130, respectively, a decrease of 2%, or $3, and decreased as a percentage of total revenue. For the six months ended June 30, 2022 and 2021, general and administrative expenses were $250 and $251, respectively, a decrease of less than 1%, or $1, and decreased as a percentage of total revenue. The decreases were driven by lower personnel-related costs, partially offset by higher legal, data center, and consulting costs.
We expect our general and administrative expenses to remain relatively flat.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended June 30, 2022 and 2021, depreciation and amortization expense was $135 and $131, respectively. For the six months ended June 30, 2022 and 2021, depreciation and amortization expense was $270 and $263, respectively. The increases were primarily driven by developed software being placed in service.
Impairment, Restructuring and Acquisition Costs represents impairment charges, net of insurance recoveries, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces and acquisition costs.
For the three and six months ended June 30, 2022, impairment, restructuring and acquisition costs were $1. For the six months ended June 30, 2021, impairment, restructuring and acquisition costs were $108. During the three months ended June 30, 2022, we recorded $1 of acquisition costs. During the six month period ended June 30, 2022, we recorded $3 of acquisition costs which was partially offset by other impairment and restructuring costs of $2. During the three months ended June 30, 2021, we recorded insurance recoveries related to our SXM-7 satellite of $140 which was partially offset by acquisition and restructuring costs of $3. During the six month period ended June 30, 2021, we also recorded $220 to write down the value of our SXM-7 satellite after it experienced failures of certain payload units during in-orbit testing, and restructuring costs of $25 resulting from the termination of leased office space.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended June 30, 2022 and 2021, interest expense was $104 and $103, respectively. For the six months ended June 30, 2022 and 2021, interest expense was $206 and $203, respectively. The increase was primarily driven by a higher average outstanding debt balance as well as a higher average drawn balance of the Credit Facility, partially offset by lower interest rates.
Other (Expense) Income primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For the three months ended June 30, 2022 and 2021, other (expense) income was $(4) and $5, respectively. For the six months ended June 30, 2022 and 2021, other (expense) income was $(2) and $8, respectively. For the three months and six months ended June 30, 2022, we recorded trading losses associated with the investments held for our Deferred Compensation Plan, partially offset by our share of Sirius XM Canada's net income and interest earned on our loan to Sirius XM Canada. For the three and six months ended June 30, 2021, we recorded our share of Sirius XM Canada's net income, interest earned on our loan to Sirius XM Canada, and trading gains associated with the investments held for our Deferred Compensation Plan.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.

For the three months ended June 30, 2022 and 2021, income tax expense was $96 and $127, respectively. For the six months ended June 30, 2022 and 2021, income tax expense was $197 and $65, respectively.
Our effective tax rate for the three months ended June 30, 2022 and 2021 was 24.7% and 22.7%, respectively. Our effective tax rate for the six months ended June 30, 2022 and 2021 was 24.7% and 9.1%, respectively. The effective tax rate for the three and six months ended June 30, 2022 was primarily impacted by a benefit associated with the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the three months ended June 30, 2021 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the six months ended June 30, 2021 was primarily impacted by a $95 benefit associated with a state tax audit settlement and the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2022 will be approximately 25%.

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

Set forth below are our subscriber balances as of June 30, 2022 compared to June 30, 2021.

	As of June 30,		2022 vs 2021 Change
(subscribers in thousands)	2022	2021	Amount	%
Sirius XM
Self-pay subscribers	32,037	31,368	669	2%
Paid promotional subscribers	1,994	3,108	(1,114)	(36)%
Ending subscribers	34,031	34,476	(445)	(1)%
Sirius XM Canada subscribers	2,574	2,578	(4)	—%

Pandora and Off-platform
Monthly active users - all services	50,478	55,137	(4,659)	(8)%
Self-pay subscribers	6,319	6,510	(191)	(3)%
Paid promotional subscribers	—	67	(67)	(100)%
Ending subscribers	6,319	6,577	(258)	(4)%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2022 vs 2021 Change
					Three Months		Six Months
(subscribers in thousands)	2022	2021	2022	2021	Amount	%	Amount	%
Sirius XM
Self-pay subscribers	23	355	(1)	481	(332)	(94)%	(482)	(100)%
Paid promotional subscribers	54	(378)	—	(719)	432	114%	719	100%
Net additions	77	(23)	(1)	(238)	100	435%	237	100%
Weighted average number of subscribers	33,953	34,473	33,927	34,468	(520)	(2)%	(541)	(2)%
Average self-pay monthly churn	1.5%	1.5%	1.6%	1.6%	—%	—%	—%	—%
ARPU (1)	$15.62	$14.57	$15.58	$14.43	$1.05	7%	$1.15	8%
SAC, per installation	$16.27	$15.20	$14.46	$12.93	$1.07	7%	$1.53	12%
Pandora and Off-platform
Self-pay subscribers	(9)	118	(5)	231	(127)	(108)%	(236)	(102)%
Paid promotional subscribers	—	3	(69)	5	(3)	(100)%	(74)	(1,480)%
Net additions	(9)	121	(74)	236	(130)	(107)%	(310)	(131)%
Weighted average number of subscribers	6,313	6,518	6,334	6,451	(205)	(3)%	(117)	(2)%
Ad supported listener hours (in billions)	2.84	3.03	5.53	5.90	(0.19)	(6)%	(0.37)	(6)%
Advertising revenue per thousand listener hours (RPM)	$99.75	$100.35	$94.90	$93.26	$(0.60)	(1)%	$1.64	2%
Total Company
Adjusted EBITDA	$679	$700	$1,369	$1,381	$(21)	(3)%	$(12)	(1)%
Free cash flow	$435	$550	$693	$761	$(115)	(21)%	$(68)	(9)%
(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $47 for each of the three months ended June 30, 2022 and 2021, and $95 and $92 for the six months ended June 30, 2022 and 2021, respectively.

Sirius XM
Subscribers. At June 30, 2022, Sirius XM had approximately 34,031 subscribers, a decrease of 445, from the approximately 34,476 subscribers as of June 30, 2021. The decrease was due to the decline in paid promotional subscribers generated by automakers driven by a shift to shorter paid trials and unpaid trials as well as a decrease in the seasonally adjusted annual rate of new vehicle sales, partially offset by the growth in our self-pay subscriber base.

For the three months ended June 30, 2022 and 2021, net subscriber additions were 77 and (23), respectively. For the six months ended June 30, 2022 and 2021, net subscriber additions were (1) and (238), respectively. The decrease in self-pay net additions was driven by lower vehicle sales and lower vehicle conversion rates, partially offset by an increase in digital subscribers as well as lower vehicle related and voluntary churn. Paid promotional net additions increased due to a larger impact of the semiconductor supply shortage in the first half of 2021 as well as a shift to free trials at a certain automaker during 2021.
Sirius XM Canada Subscribers. At June 30, 2022, Sirius XM Canada had approximately 2,574 subscribers, a decrease of 4, or less than 1%, from the approximately 2,578 Sirius XM Canada subscribers as of June 30, 2021.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For each of the three months ended June 30, 2022 and 2021, our average self-pay monthly churn rate was 1.5%. For each of the six months ended June 30, 2022 and 2021, our average self-pay monthly churn rate was 1.6%.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended June 30, 2022 and 2021, subscriber ARPU - Sirius XM was $15.62 and $14.57, respectively. For the six months ended June 30, 2022 and 2021, subscriber ARPU - Sirius XM was $15.58 and $14.43, respectively. The increases were driven by increases in certain subscription rates and advertising revenue, partially offset by the impact of the mix of promotional plans.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended June 30, 2022 and 2021, SAC, per installation, was $16.27 and $15.20, respectively. For the six months ended June 30, 2022 and 2021, SAC, per installation, was $14.46 and $12.93, respectively. The increases were driven by higher OEM hardware subsidy rates combined with a change in the mix of OEMs.
Pandora and Off-platform
Monthly Active Users. At June 30, 2022, Pandora had approximately 50,478 monthly active users, a decrease of 4,659 monthly active users, or 8%, from the 55,137 monthly active users as of June 30, 2021. The decrease in monthly active users was driven by churn and a decline in the number of new users.
Subscribers. At June 30, 2022, Pandora had approximately 6,319 subscribers, a decrease of 258, or 4%, from the approximately 6,577 subscribers as of June 30, 2021.
For the three months ended June 30, 2022 and 2021, net subscriber additions were (9) and 121, respectively. For the six months ended June 30, 2022 and 2021, net subscriber additions were (74) and 236, respectively. The decreases were driven by a decline in self-pay subscribers.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended June 30, 2022 and 2021, ad supported listener hours were 2,842 and 3,029, respectively. For the six months ended June 30, 2022 and 2021, ad supported listener hours were 5,530 and 5,895, respectively. The decreases in ad supported listener hours was primarily driven by the decline in monthly active users.

RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended June 30, 2022 and 2021, RPM was $99.75 and $100.35, respectively. For the six months ended June 30, 2022 and 2021, RPM was $94.90 and $93.26, respectively. The decrease in the three month period was driven by slightly lower sell-through and pricing. The increase in the six month period was the result of a strong first three months of 2022 driving ad product mix and pricing increases in advertising implemented by Pandora, partially offset by the lower sell-through and pricing noted in the three months ended June 30, 2022.
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
For the three months ended June 30, 2022 and 2021, adjusted EBITDA was $679 and $700, respectively, a decrease of 3%, or $21. For the six months ended June 30, 2022 and 2021, adjusted EBITDA was $1,369 and $1,381, respectively, a decrease of 1%, or $12. The decreases were driven by higher sales and marketing, revenue share and royalties, and programming and content, partially offset by higher subscriber and advertising revenue.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2022 and 2021, free cash flow was $435 and $550, respectively, a decrease of $115, or 21%. For the six months ended June 30, 2022 and 2021, free cash flow was $693 and $761, respectively, a decrease of $68, or 9%. The decrease for the three month period was primarily driven by higher income tax payments and satellite insurance recoveries in 2021. The decrease for the six month period was primarily driven by higher income tax payments, the construction of new satellites, and satellite insurance recoveries in 2021; partially offset by higher receipts from customers.

Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the six months ended June 30, 2022 compared with the six months ended June 30, 2021.

	For the Six Months Ended June 30,
	2022	2021	2022 vs 2021
Net cash provided by operating activities	$888	$928	$(40)
Net cash used in investing activities	(333)	(190)	(143)
Net cash (used in) provided by financing activities	(620)	311	(931)
Net (decrease) increase in cash, cash equivalents and restricted cash	(65)	1,049	(1,114)
Cash, cash equivalents and restricted cash at beginning of period	199	83	116
Cash, cash equivalents and restricted cash at end of period	$134	$1,132	$(998)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $40 to $888 for the six months ended June 30, 2022 from $928 for the six months ended June 30, 2021.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the six months ended June 30, 2022 were primarily due to spending for capitalized software and hardware, to construct satellites, and acquisitions for total cash consideration of $137. Cash flows used in investing activities in the six months ended June 30, 2021 were primarily due to spending for capitalized software and hardware and to construct a replacement satellite, and acquisitions for total cash consideration of $14. We spent $124 and $116 on capitalized software and hardware as well as $51 and $25 to construct satellites during the six months ended June 30, 2022 and 2021, respectively.
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
Cash flows used in financing activities in the six months ended June 30, 2022 were primarily due to the payment of cash dividends of $1,159, the purchase and retirement of shares of our common stock under our repurchase program for $415, and payment of $39 for taxes in lieu of shares issued for share-based compensation, partially offset by net borrowings under our Credit Facility of $510 and an amendment to our Credit Facility to incorporate an Incremental Term Loan borrowing of $500 ($499 net of costs) which matures on April 11, 2024. Cash flows provided by financing activities in the six months ended June 30, 2021 were primarily due to the issuance of $2,000 in aggregate principal amount of 4.00% Senior Notes due 2028, ($1,976 net of costs); partially offset by the purchase and retirement of shares of our common stock under our repurchase program for $856, the payment of cash dividends of $121, payment of $43 for taxes in lieu of shares issued for share-based compensation, and the repayment of borrowings under our Credit Facility of $649.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of June 30, 2022, $510 was outstanding under our Credit Facility and $1,240 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and to pursue strategic opportunities.
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
Capital Return Program
As of June 30, 2022, our board of directors had authorized for repurchase an aggregate of $18,000 of our common stock.  As of June 30, 2022, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,626 shares for $16,337, and $1,663 remained available for additional repurchases under our existing stock repurchase program authorization.

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
On July 14, 2022, our board of directors declared a quarterly dividend in the amount of $0.0219615 per share of common stock payable on August 31, 2022 to stockholders of record as of the close of business on August 5, 2022. Our board of directors expects to declare regular quarterly dividends, in an aggregate annual amount of $0.087846 per share of common stock.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's convertible notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of June 30, 2022, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 12 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated statements of comprehensive income of certain expenses, including share-based payment expense. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure.  Investors that wish to compare and evaluate our operating results after giving effect for these costs should refer to net income as disclosed in our unaudited consolidated statements of comprehensive income. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income to the adjusted EBITDA is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income:	$292	$433	$601	$652
Add back items excluded from Adjusted EBITDA:
Impairment, restructuring and acquisition costs	1	(136)	1	108
Share-based payment expense (1)	47	47	92	98
Depreciation and amortization	135	131	270	263
Interest expense	104	103	206	203
Other expense (income)	4	(5)	2	(8)
Income tax expense	96	127	197	65
Adjusted EBITDA	$679	$700	$1,369	$1,381
(1)Allocation of share-based payment expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Programming and content	$9	$8	$16	$16
Customer service and billing	1	2	3	3
Transmission	1	2	3	3
Sales and marketing	13	13	26	28
Engineering, design and development	9	6	17	17
General and administrative	14	16	27	31
Total share-based payment expense	$47	$47	$92	$98

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cash Flow information
Net cash provided by operating activities	$533	$636	$888	$928
Net cash used in investing activities	(191)	(112)	(333)	(190)
Net cash (used in) provided by financing activities	(292)	541	(620)	311
Free Cash Flow
Net cash provided by operating activities	533	636	888	928
Additions to property and equipment	(99)	(86)	(196)	(164)
Sale (purchases) of other investments	1	—	1	(3)
Free cash flow	$435	$550	$693	$761
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Subscriber acquisition costs, excluding connected vehicle services	$91	$89	$181	$175
Less: margin from sales of radios and accessories, excluding connected vehicle services	(42)	(47)	(92)	(100)
	$49	$42	$89	$75
Installations (in thousands)	2,974	2,724	6,099	5,791
SAC, per installation (a)	$16.27	$15.20	$14.46	$12.93
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of June 30, 2022, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
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

As of June 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 15 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in response to Part I, “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of June 30, 2022, our board of directors had approved for repurchase an aggregate of $18.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2022, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.6 billion shares for $16.3 billion, and $1.7 billion remained available under our existing $18.0 billion stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2022 - April 30, 2022	4,499,958	$6.38	4,499,958	$1,851,824,801
May 1, 2022 - May 31, 2022	14,024,234	$6.16	14,024,234	$1,765,418,533
June 1, 2022 - June 30, 2022	16,750,000	$6.11	16,750,000	$1,663,135,758
Total	35,274,192	$6.16	35,274,192

(a)These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

10.1
Amendment No. 6, dated as of April 11, 2022, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on April 11, 2022 (File No. 001-34295)).

10.2
Employment Agreement, dated June 28, 2022, between Sirius XM Radio Inc. and Joseph A. Verbrugge (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 29, 2022 (File No. 001-34295)).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2022 and 2021; (ii) Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and 2021 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and 2021; and (v) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of July 2022.

SIRIUS XM HOLDINGS INC.

By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)