Form 10-Q
period 2022-09-30
SIRIUS XM HOLDINGS INC.
filed 2022-11-01
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 28, 2022)
Common stock, $0.001 par value	3,889,537,171	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenue:
Subscriber revenue	$1,734	$1,666	$5,166	$4,918
Advertising revenue	457	451	1,292	1,235
Equipment revenue	50	41	148	149
Other revenue	39	40	114	113
Total revenue	2,280	2,198	6,720	6,415
Operating expenses:
Cost of services:
Revenue share and royalties	709	671	2,090	1,974
Programming and content	155	141	448	407
Customer service and billing	122	127	373	372
Transmission	51	54	157	155
Cost of equipment	4	4	9	12
Subscriber acquisition costs	86	71	267	245
Sales and marketing	281	269	838	725
Engineering, design and development	70	68	208	197
General and administrative	132	125	382	376
Depreciation and amortization	134	135	404	399
Impairment, restructuring and acquisition costs	69	(95)	70	13
Total operating expenses	1,813	1,570	5,246	4,875
Income from operations	467	628	1,474	1,540
Other (expense) income:
Interest expense	(107)	(111)	(314)	(313)
Loss on extinguishment of debt	—	(83)	—	(83)
Other (expense) income	(3)	(1)	(5)	8
Total other expense	(110)	(195)	(319)	(388)
Income before income taxes	357	433	1,155	1,152
Income tax expense	(110)	(90)	(307)	(157)
Net income	$247	$343	$848	$995
Foreign currency translation adjustment, net of tax	(21)	(10)	(23)	2
Total comprehensive income	$226	$333	$825	$997
Net income per common share:
Basic	$0.06	$0.08	$0.22	$0.24
Diluted	$0.06	$0.08	$0.21	$0.24
Weighted average common shares outstanding:
Basic	3,900	4,044	3,925	4,086
Diluted	3,968	4,119	4,001	4,170

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$39	$191
Receivables, net	658	722
Related party current assets	32	21
Prepaid expenses and other current assets	303	246
Total current assets	1,032	1,180
Property and equipment, net	1,438	1,450
Intangible assets, net	3,089	3,186
Goodwill	3,249	3,151
Related party long-term assets	498	526
Deferred tax assets	200	200
Operating lease right-of-use assets	317	358
Other long-term assets	236	223
Total assets	$10,059	$10,274
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,248	$1,299
Accrued interest	72	173
Current portion of deferred revenue	1,381	1,454
Current maturities of debt	2	—
Operating lease current liabilities	48	49
Related party current liabilities	—	5
Total current liabilities	2,751	2,980
Long-term deferred revenue	83	97
Long-term debt	9,782	8,832
Deferred tax liabilities	604	478
Operating lease liabilities	327	362
Other long-term liabilities	128	150
Total liabilities	13,675	12,899
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 3,896 and 3,968 shares issued; 3,895 and 3,967 shares outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Accumulated other comprehensive (loss) income, net of tax	(8)	15
Treasury stock, at cost; 1 share of common stock at September 30, 2022 and December 31, 2021	(3)	(8)
Accumulated deficit	(3,609)	(2,636)
Total stockholders’ equity (deficit)	(3,616)	(2,625)
Total liabilities and stockholders’ equity (deficit)	$10,059	$10,274
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Nine Months Ended September 30, 2022
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2021	3,968	$4	$15	$—	1	$(8)	$(2,636)	$(2,625)
Cumulative effect of change in accounting principles	—	—	—	—	—	—	(14)	(14)
Comprehensive (loss) income, net of tax	—	—	(23)	—	—	—	848	825
Share-based payment expense	—	—	—	157	—	—	—	157
Exercise of stock options and vesting of restricted stock units	23	—	—	4	—	—	—	4
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(102)	—	—	—	(102)
Capital contribution related to Tax Sharing Agreement with Liberty Media	—	—	—	—	—	—	(22)	(22)
Cash dividends paid on common stock, $0.315885 per share	—	—	—	(59)	—	—	(1,186)	(1,245)
Common stock repurchased	—	—	—	—	95	(594)	—	(594)
Common stock retired	(95)	—	—	—	(95)	599	(599)	—
Balance at September 30, 2022	3,896	$4	$(8)	$—	1	$(3)	$(3,609)	$(3,616)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended September 30, 2022
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at June 30, 2022	3,909	$4	$13	$—	1	$(10)	$(3,586)	$(3,579)
Comprehensive (loss) income, net of tax	—	—	(21)	—	—	—	247	226
Share-based payment expense	—	—	—	55	—	—	—	55
Exercise of stock options and vesting of restricted stock units	16	—	—	4	—	—	—	4
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(63)	—	—	—	(63)
Capital contribution related to Tax Sharing Agreement with Liberty Media	—	—	—	—	—	—	3	3
Cash dividends paid on common stock, $0.0219615 per share	—	—	—	4	—	—	(90)	(86)
Common stock repurchased	—	—	—	—	29	(176)	—	(176)
Common stock retired	(29)	—	—	—	(29)	183	(183)	—
Balance at September 30, 2022	3,896	$4	$(8)	$—	1	$(3)	$(3,609)	$(3,616)

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended September 30, 2021
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at June 30, 2021	4,059	$4	$27	$—	1	$(7)	$(2,539)	$(2,515)
Comprehensive (loss) income, net of tax	—	—	(10)	—	—	—	343	333
Share-based payment expense	—	—	—	55	—	—	—	55
Exercise of stock options and vesting of restricted stock units	12	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(45)	—	—	—	(45)
Cash dividends paid on common stock, $0.014641 per share	—	—	—	(10)	—	—	(49)	(59)
Common stock repurchased	—	—	—	—	52	(324)	—	(324)
Common stock retired	(51)	—	—	—	(51)	318	(318)	—
Balance at September 30, 2021	4,020	$4	$17	$—	2	$(13)	$(2,563)	$(2,555)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$848	$995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404	399
Non-cash impairment and restructuring costs	68	24
Non-cash interest expense, net of amortization of premium	12	16
Change in fair value of contingent consideration	—	(17)
Provision for doubtful accounts	43	37
Loss on extinguishment of debt	—	83
Loss on unconsolidated entity investments, net	—	11
Dividend received from unconsolidated entity investment	—	1
Loss (gain) on other investments	11	(4)
Share-based payment expense	143	149
Deferred income tax expense	132	101
Amortization of right-of-use assets	37	46
Changes in operating assets and liabilities:
Receivables	22	(22)
Related party, net	(30)	12
Prepaid expenses and other current assets	(57)	(12)
Other long-term assets	(3)	(6)
Accounts payable and accrued expenses	(72)	(60)
Accrued interest	(101)	(94)
Deferred revenue	(87)	(236)
Operating lease liabilities	(48)	(47)
Other long-term liabilities	(22)	(5)
Net cash provided by operating activities	1,300	1,371
Cash flows from investing activities:
Additions to property and equipment	(279)	(244)
Proceeds from insurance recoveries	—	225
Sale (purchases) of other investments	1	(3)
Acquisition of business, net of cash acquired	(136)	(14)
Investments in related parties and other equity investees	(1)	(16)
Repayment from related party	—	2
Net cash used in investing activities	(415)	(50)
Cash flows from financing activities:
Proceeds from exercise of stock options	4	6
Taxes paid from net share settlements for stock-based compensation	(102)	(88)
Revolving credit facility, net	421	(654)
Proceeds from long-term borrowings, net of costs	499	4,442
Principal payments of long-term borrowings	(3)	(3,503)
Payment of premiums on redemption of debt	—	(62)
Payment of contingent consideration for business acquisition	(3)	(19)
Distribution to parent related to Tax Sharing Agreement	(8)	—
Common stock repurchased and retired	(599)	(1,174)
Dividends paid	(1,245)	(180)
Net cash used in financing activities	(1,036)	(1,232)
Net (decrease) increase in cash, cash equivalents and restricted cash	(151)	89
Cash, cash equivalents and restricted cash at beginning of period (1)	199	83
Cash, cash equivalents and restricted cash at end of period (1)	$48	$172
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Nine Months Ended September 30,
(in millions)	2022	2021
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$400	$390
Income taxes paid	$215	$57
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$7	$—
Accumulated other comprehensive (loss) income, net of tax	$(23)	$2
Capital contribution pursuant to Tax Sharing Agreement	$14	$—

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$39	$191	$164	$71
Restricted cash included in Other long-term assets	9	8	8	12
Total cash, cash equivalents and restricted cash at end of period	$48	$199	$172	$83
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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of September 30, 2022, our Sirius XM business had approximately 34.2 million subscribers.
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
Pandora and Off-platform
Pandora operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of September 30, 2022, Pandora had approximately 6.3 million subscribers.
The majority of revenue from Pandora is generated from advertising on our Pandora ad-supported radio service which is sold under the SXM Media brand. We also derive subscription revenue from our Pandora Plus and Pandora Premium subscribers.
We also sell advertising on other audio platforms and in widely distributed podcasts, which we consider to be off-platform services. We have an arrangement with SoundCloud Holdings, LLC (“SoundCloud”) to be its exclusive ad sales representative in the US and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We also have arrangements to serve as the ad sales representative for certain podcasts. In

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
addition, through AdsWizz Inc., we provide a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.
Liberty Media
As of September 30, 2022, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 82% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements. Refer to Note 11 for more information regarding related parties.
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
In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 18.
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

(2)Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of September 30, 2022 and December 31, 2021, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value due to the short-term nature of these instruments.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Our liabilities measured at fair value were as follows:

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$8,561	—	$8,561	—	$9,052	—	$9,052
(a)The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 12 for information related to the carrying value of our debt as of September 30, 2022 and December 31, 2021.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss of $8 was primarily comprised of the cumulative foreign currency translation adjustments related to our investment in Sirius XM Canada (refer to Note 11 for additional information). During the three and nine months ended September 30, 2022, we recorded foreign currency translation adjustment loss of $21 and $23, respectively, net of tax benefit of $7 and $8, respectively. During the three and nine months ended September 30, 2021, we recorded foreign currency translation adjustment (loss) income of $(10) and $2, respectively, net of tax benefit (expense) of $3 and $(1), respectively.
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

(3)Acquisitions
On May 20, 2022, we completed an acquisition for total cash consideration of $93. We recognized goodwill of $69, indefinite-lived intangible assets of $1 and other long-term assets of $23. The other assets represent acquired content which will be amortized over its estimated useful life to Programming and content in our unaudited consolidated statements of comprehensive income.
On January 12, 2022, we completed an acquisition for total cash consideration of $43. We recognized goodwill of $29, other definite-lived intangible assets of $19 and liabilities of $4.
On April 23, 2021, we completed an acquisition for total consideration of $27 which included $20 in cash, a $3 deferred cash payment and $4 in restricted stock units. We recognized goodwill of $23 and other assets of $5.
On October 16, 2020, we acquired the assets of Stitcher from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for total consideration of $302, which included $266 in cash and $36 related to contingent consideration. During each of the three and nine months ended September 30, 2021, we recognized a $17 benefit related to the change in fair value of the 2021 portion of the contingent consideration related to the Stitcher transaction in Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income.
Acquisition related costs for the three and nine months ended September 30, 2022 were $1 and $2, respectively. Acquisition related costs of $3 were recognized for the nine months ended September 30, 2021.

(4)Restructuring Costs
During the three and nine months ended September 30, 2022, we evaluated our office space needs, and, as a result of such analysis, we vacated certain office spaces. We assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. We determined that the carrying values of the assets were not recoverable, and we recorded an impairment of $16 to reduce the carrying value of the assets to their fair values. Additionally, we wrote off fixed

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
assets of $4 in connection with furniture and equipment located at the impaired office spaces. Separately, we performed an analysis surrounding initiatives that we are no longer pursuing and recorded an impairment of $43 associated with terminated software projects and an impairment of $5 related to personnel severance. The total charge of $68 was recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2022.
There were no restructuring charges recorded during the three months ended September 30, 2021. During the nine months ended September 30, 2021, we evaluated our office space needs and, as a result of such analysis, surrendered certain office leases. We assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. Based on that assessment, the carrying values of the assets were not recoverable, and we recorded an impairment of $18 to reduce the carrying value of the assets to their fair values. Additionally, we accrued expenses of $6 for which we will not recognize any future economic benefits and wrote off leasehold improvements of $1. The fair values of the assets were determined using a discounted cash flow model based on management's assumptions regarding the ability to sublease the locations and the remaining term of the leases. The total charge of $25 was recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income for the nine months ended September 30, 2021.

(5)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and nine months ended September 30, 2022 and 2021.
Common stock equivalents of 93 and 100 for the three months ended September 30, 2022 and 2021, respectively, and 86 and 98 for the nine months ended September 30, 2022 and 2021, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net Income available to common stockholders for basic net income per common share	$247	$343	$848	$995
Effect of interest on assumed conversions of convertible notes, net of tax	1	2	3	6
Net Income available to common stockholders for dilutive net income per common share	$248	$345	$851	$1,001
Denominator:
Weighted average common shares outstanding for basic net income per common share	3,900	4,044	3,925	4,086
Weighted average impact of assumed convertible notes	31	30	31	30
Weighted average impact of dilutive equity instruments	37	45	45	54
Weighted average shares for diluted net income per common share	3,968	4,119	4,001	4,170
Net income per common share:
Basic	$0.06	$0.08	$0.22	$0.24
Diluted	$0.06	$0.08	$0.21	$0.24

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
Receivables, net, consists of the following:

	September 30, 2022	December 31, 2021
Gross customer accounts receivable	$579	$636
Allowance for doubtful accounts	(11)	(10)
Customer accounts receivable, net	$568	$626
Receivables from distributors	55	62
Other receivables	35	34
Total receivables, net	$658	$722

(7)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASC 350 also states that a reporting unit with a zero or negative carrying amount is not required to perform a qualitative assessment. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of September 30, 2022.
As of September 30, 2022, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, the cumulative balance of goodwill impairments recorded was $5,722, of which $4,766 was recognized during the year ended December 31, 2008 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of September 30, 2022, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $2,290 and $959, respectively. During the nine months ended September 30, 2022, we recorded $98 of goodwill related to acquisitions associated with our Pandora and Off-platform reporting unit. Refer to Note 3 for information regarding these acquisitions. As of December 31, 2021, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $2,290 and $861, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(8)Intangible Assets
Our intangible assets include the following:

		September 30, 2022			December 31, 2021
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	250	—	250
Definite life intangible assets:
OEM relationships	15 years	220	(131)	89	220	(120)	100
Licensing agreements	12 years	45	(45)	—	45	(45)	—
Software and technology	7 years	31	(20)	11	31	(19)	12
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	311	—	311
Definite life intangible assets:
Customer relationships	8 years	442	(210)	232	441	(164)	277
Software and technology	5 years	391	(280)	111	373	(221)	152
Total intangible assets		$3,775	$(686)	$3,089	$3,755	$(569)	$3,186

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of September 30, 2022, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three and nine months ended September 30, 2022 and 2021.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $39 and $38 for the three months ended September 30, 2022 and 2021, respectively, and $117 and $115 for the nine months ended September 30, 2022 and 2021, respectively. There were no retirements of definite lived intangible assets during the three and nine months ended September 30, 2022 and 2021.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The expected amortization expense for each of the fiscal years 2022 through 2026 and for periods thereafter is as follows:

Years ending December 31,	Amount
2022 (remaining)	$39
2023	144
2024	77
2025	72
2026	71
Thereafter	40
Total definite life intangible assets, net	$443

(9)Property and Equipment
Property and equipment, net, consists of the following:

	September 30, 2022	December 31, 2021
Satellite system	$1,841	$1,841
Terrestrial repeater network	116	116
Leasehold improvements	101	109
Broadcast studio equipment	126	119
Capitalized software and hardware	1,607	1,591
Satellite telemetry, tracking and control facilities	69	67
Furniture, fixtures, equipment and other	89	92
Land	38	38
Building	82	81
Construction in progress	382	156
Total property and equipment	4,451	4,210
Accumulated depreciation	(3,013)	(2,760)
Property and equipment, net	$1,438	$1,450
Construction in progress consists of the following:

	September 30, 2022	December 31, 2021
Satellite system	$143	$64
Terrestrial repeater network	4	1
Capitalized software and hardware	204	78
Other	31	13
Construction in progress	$382	$156
Depreciation expense on property and equipment was $95 and $97 for the three months ended September 30, 2022 and 2021, respectively, and $287 and $284 for the nine months ended September 30, 2022 and 2021, respectively.  During the three and nine months ended September 30, 2022, we wrote off furniture and equipment in connection with impaired office space leases and we disposed of assets associated with software development initiatives that we are no longer pursuing. Refer to Note 4 for more detail. For the three and nine months ended September 30, 2022, we retired property and equipment of $59 and $81, respectively. We retired property and equipment of $47 and $54 during the three and nine months ended September 30, 2021, respectively.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
costs were $1 for each of the three months ended September 30, 2022 and 2021, respectively, and $3 and $6 for the nine months ended September 30, 2022 and 2021, respectively, which related to the construction of our satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $4 for each of the three months ended September 30, 2022 and 2021, and $13 and $10 for the nine months ended September 30, 2022 and 2021, respectively.
Satellites
As of September 30, 2022, we operated a fleet of six satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of September 30, 2022:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2022 (a)
XM-3	2005	2020	2026
XM-4	2006	2021	2022 (b)
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
(a)We filed an application with the FCC to extend the license for our SIRIUS FM-6 satellite during the quarter ended September 30, 2022 and expect it to be granted routinely.
(b)We filed an application with the FCC to extend the license for our XM-4 satellite during the quarter ended December 31, 2022 and expect it to be granted routinely.
During the nine months ended September 30, 2021, we recorded an impairment charge of $220 to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income related to the total loss of the SXM-7 satellite. We procured insurance for SXM-7 to cover the risks associated with the satellite's launch and first year of in-orbit operation. The aggregate coverage under the insurance policies with respect to SXM-7 was $225. During the nine months ended September 30, 2021, we collected $225 of insurance recoveries. Of this amount, $80 and $220 were recorded as a reduction to Impairment, restructuring and acquisition costs during the three and nine months ended September 30, 2021, respectively. The remaining $5 was recorded in Other income during the three and nine months ended September 30, 2021.
Our SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. Our SXM-8 satellite replaced our XM-3 satellite. During the nine months ended September 30, 2022, we replaced our XM-4 satellite with our XM-5 satellite. As of September 30, 2022, our XM-3 satellite remains available as an in-orbit spare.

(10)Leases
We have operating and finance leases for offices, terrestrial repeaters, data centers and certain equipment. Our leases have remaining lease terms of less than 1 year to 15 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. We elected the practical expedient to account for the lease and non-lease components as a single component. Additionally, we elected the practical expedient to not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The components of lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$16	$18	$46	$60
Sublease income	(1)	(2)	(2)	(4)
Total lease cost	$15	$16	$44	$56

During the nine months ended September 30, 2022 and 2021, we ceased using certain leased locations and recorded an impairment charge of $16 and $18, respectively, to write down the carrying value of the right-of-use assets for these locations to their estimated fair values. Refer to Note 4 for additional information.

(11)Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Sirius XM Canada and SoundCloud.

Liberty Media
As of September 30, 2022, Liberty Media beneficially owned, directly and indirectly, approximately 82% of the outstanding shares of our common stock. Liberty Media has three of its executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.
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
In May 2017, Sirius XM extended a loan to Sirius XM Canada in the principal amount of $131. Prior to the March 2022 amendment, cumulative note repayments by Sirius XM Canada were $10. In connection with the execution of the amended and restated services and distribution agreement, Sirius XM forgave $113 in principal amount of such loan to Sirius XM Canada, leaving an outstanding principal amount of $8 on such loan. The principal amount that was forgiven by Sirius XM was considered satisfied and as contributed capital from Sirius XM.
Our related party long-term assets as of September 30, 2022 and December 31, 2021 included the carrying value of our investment balance in Sirius XM Canada of $420 and $334, respectively, and, as of September 30, 2022 and December 31, 2021, also included $8 and $120, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

Sirius XM Canada paid gross dividends to us of less than $1 during the three months ended September 30, 2021. No dividends were paid by Sirius XM Canada during the three months ended September 30, 2022. During the nine months ended September 30, 2022 and 2021, Sirius XM Canada paid gross dividends to us of less than $1 and $1, respectively.  Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income of $29 and $25 during the three months ended September 30, 2022 and 2021, respectively, and $84 and $76 during the nine months ended September 30, 2022 and 2021, respectively.

SoundCloud
We have an investment in SoundCloud which is accounted for as an equity method investment and recorded in Related party long-term assets in our unaudited consolidated balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's nine-member board of managers. Sirius XM's share of SoundCloud's net loss was $1 for each of the three months ended September 30, 2022 and 2021, and $4 and $1 for the nine months ended September 30, 2022 and 2021, respectively, which was recorded in Other (expense) income in our unaudited consolidated statements of comprehensive income.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the US and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $13 and $15 for the three months ended September 30, 2022 and 2021, respectively, and $40 and $42 for the nine months ended September 30, 2022 and 2021, respectively. We also had related party liabilities of $18 and $19 as of September 30, 2022 and December 31, 2021, respectively, related to this agreement.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(12)Debt
Our debt as of September 30, 2022 and December 31, 2021 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	September 30, 2022	September 30, 2022	December 31, 2021
Pandora (c) (d)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	$193	$193	$177
Sirius XM (b) (f)	April 2022	Incremental Term Loan	April 11, 2024	variable fee paid monthly	500	500	—
Sirius XM (b)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	991	990
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,492	1,491
Sirius XM (b)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,981	1,979
Sirius XM (b)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,240	1,239
Sirius XM (b)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,486	1,485
Sirius XM (b)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,485	1,484
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	August 31, 2026	variable fee paid quarterly	421	421	—
Sirius XM	Various	Finance leases	Various	n/a	n/a	6	—
Total Debt						9,795	8,845
Less: total current maturities						2	—
Less: total deferred financing costs						11	13
Total long-term debt						$9,782	$8,832
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount.
(b)All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed the incremental term loan and these notes.
(c)Holdings has unconditionally guaranteed all of the payment obligations of Pandora under these notes.
(d)We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the acquisition of Pandora Media, Inc. in 2019. Prior to the adoption of ASU 2020-06, we allocated the principal amount of the 1.75% Convertible Senior Notes due 2023 between the liability and equity components. During the three months ended March 31, 2022, we adopted ASU 2020-06 as of January 1, 2022, which removed the separation model for convertible debt with cash conversion features, and we recorded a $14 decrease to the debt discount and a corresponding increase to accumulated deficit. Refer to Note 2 for more information on the adoption of ASU 2020-06. The 1.75% Convertible Senior Notes due 2023 were not convertible into common stock and were not redeemable as of September 30, 2022. As a result, we have classified the debt as Long-term within our unaudited consolidated balance sheets.
(e)In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of September 30, 2022.  All of Sirius XM's outstanding borrowings under the Credit Facility

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.
(f)In April 2022, Sirius XM entered into an amendment to the Credit Facility to incorporate an Incremental Term Loan borrowing of $500 which matures on April 11, 2024. Interest on the Incremental Term Loan borrowing is based on the Adjusted Term Secured Overnight Financing Rate plus an applicable rate.
Retired Debt
On August 2, 2021, Sirius XM redeemed $1,000 in outstanding principal amount of the 3.875% Senior Notes due 2022 for an aggregate purchase price, including interest, of $1,019. On August 16, 2021, Sirius XM redeemed $1,500 in outstanding principal amount of the 4.625% Senior Notes due 2024 for an aggregate purchase price, including premium and interest, of $1,541. On September 2, 2021, Sirius XM redeemed $1,000 in outstanding principal amount of the 5.375% Senior Notes due 2026 for an aggregate purchase price, including premium and interest, of $1,034. During the three and nine months ended September 30, 2021, we recognized $83 to Loss on extinguishment of debt, consisting primarily of redemption premiums of $62, unamortized discount and unamortized deferred financing fees, as a result of these redemptions.
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
At September 30, 2022 and December 31, 2021, we were in compliance with our debt covenants.
Pandora Convertible Notes
Pandora's 1.75% Convertible Senior Notes due 2023 (the “Pandora 2023 Notes”) are unsecured, senior obligations of Pandora. Holdings has guaranteed the payment and performance obligations of Pandora under the Pandora 2023 Notes and the indenture governing the Pandora 2023 Notes.
The Pandora 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of September 30, 2022, the conversion rate applicable to the Pandora 2023 Notes was 161.0187 shares of Holdings' common stock per one thousand principal amount of the Pandora 2023 Notes plus carryforward adjustments not yet effected pursuant to the terms of the indenture governing the Pandora 2023 Notes.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(13)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 3,896 and 3,968 shares of common stock issued and 3,895 and 3,967 shares of common stock outstanding on September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, there were 224 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Special Dividend
During the nine months ended September 30, 2022, our board of directors declared and paid the following special cash dividend on our common stock:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 31, 2022	$0.25	February 11, 2022	$987	February 25, 2022
Quarterly Dividends
During the nine months ended September 30, 2022, our board of directors also declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 26, 2022	$0.0219615	February 11, 2022	$86	February 25, 2022
April 19, 2022	$0.0219615	May 6, 2022	$86	May 25, 2022
July 14, 2022	$0.0219615	August 5, 2022	$86	August 31, 2022
Stock Repurchase Program
As of September 30, 2022, our board of directors had approved for repurchase an aggregate of $18,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2022, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,654 shares for $16,514, and $1,486 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the nine months ended:

	September 30, 2022		September 30, 2021
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases (a)	95	$594	190	$1,168
(a)As of September 30, 2022, $3 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statement of stockholders’ equity (deficit).
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of September 30, 2022 and December 31, 2021.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(14)Benefit Plans
We recognized share-based payment expense of $50 and $51 for the three months ended September 30, 2022 and 2021, respectively, and $143 and $149 for the nine months ended September 30, 2022 and 2021, respectively.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the Compensation Committee of our Board of Directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of September 30, 2022, 121 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.9%	0.5%	1.6%	0.6%
Expected life of options — years	2.71	3.83	3.52	6.06
Expected stock price volatility	34%	32%	32%	33%
Expected dividend yield	1.3%	0.9%	1.3%	1.0%

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The following table summarizes stock option activity under our share-based plans for the nine months ended September 30, 2022:

	Options	Weighted-Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	161	$5.23
Granted	10	$6.46
Exercised	(32)	$4.34
Forfeited, cancelled or expired	(2)	$6.46
Outstanding as of September 30, 2022	137	$5.51	5.53	$68
Exercisable as of September 30, 2022	81	$5.13	4.67	$68
(1) The weighted-average exercise price for options outstanding on February 11, 2022 were adjusted to reflect the reduction of $0.25 to the exercise price related to the special cash dividend paid on February 25, 2022.
The weighted average grant date fair value per stock option granted during the nine months ended September 30, 2022 was $1.50.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $70 and $149, respectively.  During the nine months ended September 30, 2022, the number of net settled shares issued as a result of stock option exercises was 7.
We recognized share-based payment expense associated with stock options of $8 and $10 for the three months ended September 30, 2022 and 2021, respectively, and $27 and $32 for the nine months ended September 30, 2022 and 2021, respectively.
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the nine months ended September 30, 2022:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2021	80	$6.22
Granted	44	$6.62
Vested	(28)	$6.15
Forfeited	(8)	$6.35
Nonvested as of September 30, 2022	88	$6.41
The total intrinsic value of restricted stock units, including PRSUs, vesting during the nine months ended September 30, 2022 and 2021 was $185 and $154, respectively. During the nine months ended September 30, 2022, the number of net settled shares issued as a result of restricted stock units vesting totaled 16. During the nine months ended September 30, 2022, we granted 5 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the nine months ended September 30, 2022, we granted 4 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the nine months ended September 30, 2022.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $42 and $41 for the three months ended September 30, 2022 and 2021, respectively, and $116 and $117 for the nine months ended September 30, 2022 and 2021, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at September 30, 2022 and December 31, 2021 was $527 and $455, respectively.  The total unrecognized compensation costs at September 30, 2022 are expected to be recognized over a weighted-average period of 2.7 years.

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
We recognized expenses of $5 and $4 for the three months ended September 30, 2022 and 2021, respectively, and $15 and $17 for the nine months ended September 30, 2022 and 2021, respectively, in connection with the Sirius XM Plan.
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
Net contributions to (withdrawals from) the DCP were less than $(1) and less than $1 for the three months ended September 30, 2022 and 2021, respectively, and $(1) and $3 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the fair value of the investments held in the trust were $45 and $56, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of comprehensive income.  We recorded (losses) gains on investments held in the trust of $(2) and less than $(1) for the three months ended September 30, 2022 and 2021, respectively, and $(11) and $4 for the nine months ended September 30, 2022 and 2021, respectively.

(15)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of September 30, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
Debt obligations	$—	$194	$502	$2	$1,422	$7,750	$9,870
Cash interest payments	14	421	404	399	391	979	2,608
Satellite and transmission	49	163	110	27	1	9	359
Programming and content	94	364	249	210	122	165	1,204
Sales and marketing	14	48	15	8	8	5	98
Satellite incentive payments	2	7	8	7	4	19	47
Operating lease obligations	12	71	50	46	43	106	328
Royalties, minimum guarantees and other	115	377	198	29	9	2	730
Total (1)	$300	$1,645	$1,536	$728	$2,000	$9,035	$15,244
(1)The table does not include our reserve for uncertain tax positions, which at September 30, 2022 totaled $39.

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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of September 30, 2022, we had future fixed commitments related to music royalty and podcast agreements of $489, of which $50 will be paid in 2022 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, downloads, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
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
We have also entered into various agreements with third parties for general operating purposes. The cost of our common stock acquired in our capital return program but not paid for as of September 30, 2022 was also included in this category.
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

On September 29, 2022, Flo & Eddie filed an Amended Complaint, and on October 13, 2022, Pandora filed an Answer to the Amended Complaint. In accordance with the directive of the Ninth Circuit, the parties have agreed to a schedule for a Motion for Summary Judgment which provides for Pandora to file a Motion for Summary Judgment by November 18, 2022, Flo & Eddie to file an Opposition to such Motion for Summary Judgment by January 13, 2023 and Pandora to file a Reply by February 17, 2023.

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

(16)Income Taxes
We have historically filed a consolidated federal income tax return for all of our wholly owned subsidiaries, including Sirius XM and Pandora. On February 1, 2021, we entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement contains provisions that we believe are customary for tax sharing agreements between members of a consolidated group. On November 3, 2021, Liberty Media informed us that it beneficially owned over 80% of the outstanding shares of our common stock; as a result of this, we were included in the consolidated tax return of Liberty Media beginning November 4, 2021. The tax sharing agreement and our inclusion in Liberty Media’s consolidated tax group is not expected to have any material adverse effect on us.
We have calculated the provision for income taxes by using a separate return method.  Any payment made to Liberty Media, pursuant to the tax sharing agreement, shall be treated as a capital contribution or a distribution. Income tax expense was $110 and $90 for the three months ended September 30, 2022 and 2021, respectively, and $307 and $157 for the nine months ended September 30, 2022 and 2021, respectively. In addition, we recorded $22 as a capital contribution related to the tax sharing agreement with Liberty Media, of which $8 has been paid and the balance is recorded within Related party current assets on our unaudited consolidated balance sheets as of September 30, 2022.
Our effective tax rate for the three months ended September 30, 2022 and 2021 was 30.8% and 20.8%, respectively. Our effective tax rate for the nine months ended September 30, 2022 and 2021 was 26.6% and 13.6%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was negatively impacted as a result of the expected expiration of certain state and local net operating losses, partially offset by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the three months ended September 30, 2021 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the nine months ended September 30, 2021 was primarily impacted by a $95 benefit associated with a state tax audit settlement and the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2022 will be approximately 26%.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
As of September 30, 2022 and December 31, 2021, we had a valuation allowance related to deferred tax assets of $110 and $83, respectively, that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. At present, we have a share repurchase program. Beginning in 2023, our net stock repurchases will be subject to the excise tax. Based on the historical net repurchase activity, the excise tax and the other provisions of the IRA are not expected to have a material impact on our results of operations or financial position.
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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had intersegment advertising revenue of less than $1 and $1 during the three and nine months ended September 30, 2022, respectively, and less than $1 during each of the three and nine months ended September 30, 2021.
Segment revenue and gross profit were as follows during the period presented:

	For the Three Months Ended September 30, 2022
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,603	$131	$1,734
Advertising revenue	50	407	457
Equipment revenue	50	—	50
Other revenue	39	—	39
Total revenue	1,742	538	2,280
Cost of services (a)	(665)	(365)	(1,030)
Segment gross profit	$1,077	$173	$1,250

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended September 30, 2022
Segment Gross Profit	$1,250
Subscriber acquisition costs	(86)
Sales and marketing (a)	(268)
Engineering, design and development (a)	(59)
General and administrative (a)	(117)
Depreciation and amortization	(134)
Share-based payment expense	(50)
Impairment, restructuring and acquisition costs	(69)
Total other expense	(110)
Consolidated income before income taxes	$357
(a)     Share-based payment expense of $11 related to cost of services, $13 related to sales and marketing, $11 related to engineering, design and development and $15 related to general and administrative has been excluded.

	For the Three Months Ended September 30, 2021
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,532	$134	$1,666
Advertising revenue	47	404	451
Equipment revenue	41	—	41
Other revenue	40	—	40
Total revenue	1,660	538	2,198
Cost of services (b)	(645)	(341)	(986)
Segment gross profit	$1,015	$197	$1,212
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended September 30, 2021
Segment Gross Profit	$1,212
Subscriber acquisition costs	(71)
Sales and marketing (b)	(254)
Engineering, design and development (b)	(59)
General and administrative (b)	(109)
Depreciation and amortization	(135)
Share-based payment expense	(51)
Impairment, restructuring and acquisition costs	95
Total other expense	(195)
Consolidated income before income taxes	$433
(b)     Share-based payment expense of $11 related to cost of services, $15 related to sales and marketing, $9 related to engineering, design and development and $16 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	For the Nine Months Ended September 30, 2022
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$4,773	$393	$5,166
Advertising revenue	146	1,146	1,292
Equipment revenue	148	—	148
Other revenue	114	—	114
Total revenue	5,181	1,539	6,720
Cost of services (c)	(1,980)	(1,063)	(3,043)
Segment gross profit	$3,201	$476	$3,677
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Nine Months Ended September 30, 2022
Segment Gross Profit	$3,677
Subscriber acquisition costs	(267)
Sales and marketing (c)	(799)
Engineering, design and development (c)	(181)
General and administrative (c)	(339)
Depreciation and amortization	(404)
Share-based payment expense	(143)
Impairment, restructuring and acquisition costs	(70)
Total other expense	(319)
Consolidated income before income taxes	$1,155
(c)     Share-based payment expense of $34 related to cost of services, $39 related to sales and marketing, $27 related to engineering, design and development and $43 related to general and administrative has been excluded.

	For the Nine Months Ended September 30, 2021
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$4,521	$397	$4,918
Advertising revenue	135	1,100	1,235
Equipment revenue	149	—	149
Other revenue	113	—	113
Total revenue	4,918	1,497	6,415
Cost of services (d)	(1,916)	(971)	(2,887)
Segment gross profit	$3,002	$526	$3,528

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Nine Months Ended September 30, 2021
Segment Gross Profit	$3,528
Subscriber acquisition costs	(245)
Sales and marketing (d)	(682)
Engineering, design and development (d)	(171)
General and administrative (d)	(329)
Depreciation and amortization	(399)
Share-based payment expense	(149)
Impairment, restructuring and acquisition costs	(13)
Total other expense	(388)
Consolidated income before income taxes	$1,152
(d)     Share-based payment expense of $33 related to cost of services, $43 related to sales and marketing, $26 related to engineering, design and development and $47 related to general and administrative has been excluded.
A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of September 30, 2022, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and nine months ended September 30, 2022 and 2021.

(18)Subsequent Events
Capital Return Program
For the period from October 1, 2022 to October 28, 2022, we repurchased 6 shares of our common stock on the open market for an aggregate purchase price of $36, including fees and commissions.
On November 1, 2022, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0242 per share of common stock payable on November 30, 2022 to stockholders of record as of the close of business on November 11, 2022.

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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of September 30, 2022, our Sirius XM business had approximately 34.2 million subscribers.

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

Pandora and Off-platform
Pandora operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of September 30, 2022, Pandora had approximately 6.3 million subscribers.
The majority of revenue from Pandora is generated from advertising on our Pandora ad-supported radio service which is sold under the SXM Media brand. We also derive subscription revenue from our Pandora Plus and Pandora Premium subscribers.
We also sell advertising on other audio platforms and in widely distributed podcasts, which we consider to be off-platform services. We have an arrangement with SoundCloud Holdings, LLC ("SoundCloud") to be its exclusive ad sales representative in the US and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We also have arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., we provide a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

Liberty Media
As of September 30, 2022, Liberty Media beneficially owned, directly and indirectly, approximately 82% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Results of Operations
Set forth below are our results of operations for the three and nine months ended September 30, 2022 compared with the three and nine months ended September 30, 2021. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		2022 vs 2021 Change
					Three Months		Nine Months
	2022	2021	2022	2021	Amount	%	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,603	$1,532	$4,773	$4,521	$71	5%	$252	6%
Advertising revenue	50	47	146	135	3	6%	11	8%
Equipment revenue	50	41	148	149	9	22%	(1)	(1)%
Other revenue	39	40	114	113	(1)	(3)%	1	1%
Total Sirius XM revenue	1,742	1,660	5,181	4,918	82	5%	263	5%
Pandora and Off-platform:
Subscriber revenue	131	134	393	397	(3)	(2)%	(4)	(1)%
Advertising revenue	407	404	1,146	1,100	3	1%	46	4%
Total Pandora and Off-platform revenue	538	538	1,539	1,497	—	—%	42	3%
Total consolidated revenue	2,280	2,198	6,720	6,415	82	4%	305	5%
Cost of services
Sirius XM:
Revenue share and royalties	391	378	1,169	1,144	13	3%	25	2%
Programming and content	139	129	407	373	10	8%	34	9%
Customer service and billing	103	106	310	309	(3)	(3)%	1	—%
Transmission	38	39	116	108	(1)	(3)%	8	7%
Cost of equipment	4	4	9	12	—	—%	(3)	(25)%
Total Sirius XM cost of services	675	656	2,011	1,946	19	3%	65	3%
Pandora and Off-platform:
Revenue share and royalties	318	293	921	830	25	9%	91	11%
Programming and content	16	12	41	34	4	33%	7	21%
Customer service and billing	19	21	63	63	(2)	(10)%	—	—%
Transmission	13	15	41	47	(2)	(13)%	(6)	(13)%
Total Pandora and Off-platform cost of services	366	341	1,066	974	25	7%	92	9%
Total consolidated cost of services	1,041	997	3,077	2,920	44	4%	157	5%
Subscriber acquisition costs	86	71	267	245	15	21%	22	9%
Sales and marketing	281	269	838	725	12	4%	113	16%
Engineering, design and development	70	68	208	197	2	3%	11	6%
General and administrative	132	125	382	376	7	6%	6	2%
Depreciation and amortization	134	135	404	399	(1)	(1)%	5	1%
Impairment, restructuring and acquisition costs	69	(95)	70	13	164	nm	57	nm
Total operating expenses	1,813	1,570	5,246	4,875	243	15%	371	8%
Income from operations	467	628	1,474	1,540	(161)	(26)%	(66)	(4)%
Other (expense) income:
Interest expense	(107)	(111)	(314)	(313)	4	4%	(1)	—%
Loss on extinguishment of debt	—	(83)	—	(83)	83	100%	83	100%
Other (expense) income	(3)	(1)	(5)	8	(2)	nm	(13)	nm
Total other expense	(110)	(195)	(319)	(388)	85	44%	69	18%
Income before income taxes	357	433	1,155	1,152	(76)	(18)%	3	—%
Income tax expense	(110)	(90)	(307)	(157)	(20)	(22)%	(150)	nm
Net income	$247	$343	$848	$995	$(96)	(28)%	$(147)	(15)%
nm - not meaningful

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended September 30, 2022 and 2021, subscriber revenue was $1,603 and $1,532, respectively, an increase of 5%, or $71. For the nine months ended September 30, 2022 and 2021, subscriber revenue was $4,773 and $4,521, respectively, an increase of 6%, or $252. The increases were primarily driven by increases of 7% and 8% in ARPU for the three and nine month periods, respectively, as a result of higher self-pay revenue and U.S. Music Royalty Fees, partially offset by a decrease in paid promotional subscribers driving lower revenue generated from automakers offering paid promotional subscriptions.
We expect subscriber revenues to increase based on increases in the average price and growth in our self-pay subscriber base.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended September 30, 2022 and 2021, advertising revenue was $50 and $47, respectively, an increase of 6%, or $3. For the nine months ended September 30, 2022 and 2021, advertising revenue was $146 and $135, respectively, an increase of 8%, or $11. The increases were due to a greater number of spots sold and aired primarily on sports and news channels.
We expect our Sirius XM advertising revenue to grow as we improve monetization opportunities through our advertising sales organization, which we call SXM Media.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended September 30, 2022 and 2021, equipment revenue was $50 and $41, respectively, an increase of 22%, or $9. For the nine months ended September 30, 2022 and 2021, equipment revenue was $148 and $149, respectively, a decrease of 1%, or $1. The increase for the three month period was driven by higher chipset volume. The decrease for the nine month period was primarily driven by lower radio sales as well as lower royalties due to supplier cost increases related to the semiconductor supply shortages, partially offset by higher chipset production driven by an increase in OEM demand.
We expect equipment revenue to decrease due to the semiconductor supply shortages driving higher chipset costs.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, revenue from our connected vehicle services, and ancillary revenues.
For the three months ended September 30, 2022 and 2021, other revenue was $39 and $40, respectively, a decrease of 3%, or $1. For the nine months ended September 30, 2022 and 2021, other revenue was $114 and $113, respectively, an increase of 1%, or $1. The decrease for the three month period was primarily driven by lower revenue generated by our connected vehicle services, partially offset by higher revenue generated by Sirius XM Canada. The increase for the nine month period was driven by higher revenue generated by Sirius XM Canada, partially offset by lower revenue generated by our connected vehicle services.
We expect other revenue to remain relatively flat.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus, Pandora Premium and Stitcher subscriptions.
For the three months ended September 30, 2022 and 2021, Pandora and Off-platform subscriber revenue was $131 and $134, respectively, a decrease of 2%, or $3. For the nine months ended September 30, 2022 and 2021, Pandora and Off-platform subscriber revenue was $393 and $397, respectively, a decrease of less than 1%, or $4. The decreases were primarily driven by the decline in Pandora's subscriber base.

We expect Pandora and Off-platform subscriber revenues to remain relatively flat.
Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended September 30, 2022 and 2021, Pandora and Off-platform advertising revenue was $407 and $404, respectively, an increase of 1%, or $3. For the nine months ended September 30, 2022 and 2021, Pandora and Off-platform advertising revenue was $1,146 and $1,100, respectively, an increase of 4%, or $46. The increases were primarily due to additional revenue generated by our Off-platform and podcast businesses.
We expect Pandora and Off-platform advertising revenue to remain relatively flat given macro-economic trends.
Total Consolidated Revenue
Total Consolidated Revenue for the three months ended September 30, 2022 and 2021 was $2,280 and $2,198, respectively, an increase of 4%, or $82. Total Consolidated Revenue for the nine months ended September 30, 2022 and 2021 was $6,720 and $6,415, respectively, an increase of 5%, or $305.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the three months ended September 30, 2022 and 2021, revenue share and royalties were $391 and $378, respectively, an increase of 3%, or $13, but decreased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2022 and 2021, revenue share and royalties were $1,169 and $1,144, respectively, an increase of 2%, or $25, but decreased as a percentage of total Sirius XM revenue. The increases were driven by overall greater revenues subject to revenue share.
We expect our Sirius XM revenue share and royalty costs to increase due to a variety of music-related factors, including the expiration of certain licenses covering pre-1972 sound recordings and higher royalty rates under the statutory webcasting license resulting from increases in the Consumer Price Index as well as increases based on higher subscription revenue.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended September 30, 2022 and 2021, programming and content expenses were $139 and $129, respectively, an increase of 8%, or $10, and increased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2022 and 2021, programming and content expenses were $407 and $373, respectively, an increase of 9%, or $34, and increased as a percentage of total Sirius XM revenue. The increases were driven by higher content licensing costs.
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
For the three months ended September 30, 2022 and 2021, customer service and billing expenses were $103 and $106, respectively, a decrease of 3%, or $3, and decreased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2022 and 2021, customer service and billing expenses were $310 and $309, respectively, an increase of less than 1%, or $1, but decreased as a percentage of total Sirius XM revenue. The decrease for the three month period was primarily driven by lower call center costs, partially offset by higher transaction costs and bad debt expense. The increase for the nine month period was driven by higher transaction costs and bad debt expense resulting from a higher average self-pay subscriber base, partially offset by lower call center costs.
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
For each of the three months ended September 30, 2022 and 2021, transmission expenses were $38 and $39, respectively, a decrease of 3%, or $1, and decreased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2022 and 2021, transmission expenses were $116 and $108, respectively, an increase of 7%, or $8, and increased as a percentage of total Sirius XM revenue. The decrease for the three month period was primarily driven by lower wireless costs associated with our connected vehicle services. The increase for the nine month period was primarily driven by higher wireless costs associated with consumers using our 360L platform and our connected vehicle services.
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
For each of the three months ended September 30, 2022 and 2021, cost of equipment was $4 and decreased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2022 and 2021, cost of equipment was $9 and $12, respectively, a decrease of 25% or $3, and decreased as a percentage of total Sirius XM revenue. The decrease was driven by lower component and accessories sales.
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
For the three months ended September 30, 2022 and 2021, revenue share and royalties were $318 and $293, respectively, an increase of 9%, or $25, and increased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2022 and 2021, revenue share and royalties were $921 and $830, respectively, an increase of 11%, or $91, and increased as a percentage of total Pandora and Off-platform revenue. The increases were primarily due to costs related to the acquisition of rights to sell advertising in certain podcasts.
We expect our Pandora and Off-platform revenue share and royalties to increase based on increases in subscription revenue as well as a variety of music-related factors, including the increase in royalty rates associated with mechanical licenses and higher royalty rates under the statutory webcasting license resulting from increases in the Consumer Price Index, and costs associated with our podcast distribution agreements.
Pandora and Off-platform Programming and Content includes costs to produce live listener events and promote content.
For the three months ended September 30, 2022 and 2021, programming and content expenses were $16 and $12, respectively, an increase of 33%, or $4, and increased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2022 and 2021, programming and content expenses were $41 and $34, respectively, an increase of 21%, or $7, and increased as a percentage of total Pandora and Off-platform revenue. The increases were primarily attributable to higher personnel-related costs.

We expect our Pandora and Off-platform programming and content costs to increase as we offer additional programming and produce live listener events and promotions.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the three months ended September 30, 2022 and 2021, customer service and billing expenses were $19 and $21, respectively, a decrease of 10% or $2, and decreased as a percentage of total Pandora and Off-platform revenue. For each of the nine months ended September 30, 2022 and 2021, customer service and billing expenses were $63 and decreased as a percentage of total Pandora and Off-platform revenue. The decrease for the three month period was driven by lower transaction fees. For the nine month period, higher bad debt expense was offset by lower transaction fees.
We expect our Pandora and Off-platform customer service and billing costs to remain relatively flat.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended September 30, 2022 and 2021, transmission expenses were $13 and $15, respectively, a decrease of 13%, or $2, and decreased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2022 and 2021, transmission expenses were $41 and $47, respectively, a decrease of 13%, or $6, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were driven by lower streaming costs resulting from a decline in listener hours as well as lower personnel-related costs.
We expect our Pandora and Off-platform transmission costs to decrease as a result of lower listener hours.
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
For the three months ended September 30, 2022 and 2021, subscriber acquisition costs were $86 and $71, respectively, an increase of 21%, or $15, and increased as a percentage of total revenue. For the nine months ended September 30, 2022 and 2021, subscriber acquisition costs were $267 and $245, respectively, an increase of 9%, or $22, and increased as a percentage of total revenue. The increases were driven by OEM installations which grew 29% and 12% for three and nine month periods, respectively, compared to the prior year periods.
We expect subscriber acquisition costs to fluctuate with OEM installations. We intend to continue to offer subsidies and other incentives to induce OEMs to include our technology in their vehicles.
Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; and personnel related costs including salaries, commissions, and sales support. Marketing costs include expenses related to direct mail, outbound telemarketing, email communications, social media, television and streaming performance media, and third party promotional offers.
For the three months ended September 30, 2022 and 2021, sales and marketing expenses were $281 and $269, respectively, an increase of 4%, or $12, and increased as a percentage of total revenue. For the nine months ended September 30, 2022 and 2021, sales and marketing expenses were $838 and $725, respectively, an increase of 16%, or $113, and increased as a percentage of total revenue. The increases were primarily due to additional investments in advertising and marketing to support our brands and streaming marketing expenditures.
We anticipate that sales and marketing expenses will fluctuate based on levels of direct marketing, performance media, and brand marketing spend associated with acquiring and retaining listeners and subscribers.

Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.
For the three months ended September 30, 2022 and 2021, engineering, design and development expenses were $70 and $68, respectively, an increase of 3%, or $2, but decreased as a percentage of total revenue. For the nine months ended September 30, 2022 and 2021, engineering, design and development expenses were $208 and $197, respectively, an increase of 6%, or $11, and increased as a percentage of total revenue. The increases were driven by higher cloud hosting costs.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technologies departments.
For the three months ended September 30, 2022 and 2021, general and administrative expenses were $132 and $125, respectively, an increase of 6%, or $7, and increased as a percentage of total revenue. For the nine months ended September 30, 2022 and 2021, general and administrative expenses were $382 and $376, respectively, an increase 2%, or $6, and decreased as a percentage of total revenue. The increases were driven by higher legal, data center, and consulting costs, partially offset by lower personnel-related costs.
We expect our general and administrative expenses to increase to support the growth of our business.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended September 30, 2022 and 2021, depreciation and amortization expense was $134 and $135, respectively. For the nine months ended September 30, 2022 and 2021, depreciation and amortization expense was $404 and $399, respectively. The decrease for the three month period was driven by certain satellites becoming fully depreciated. The increase for the nine month period was primarily driven by developed software being placed in service.
Impairment, Restructuring and Acquisition Costs represents impairment charges, net of insurance recoveries, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces as well as employee severance charges associated with organizational changes, and acquisition costs.

For the three and nine months ended September 30, 2022, impairment, restructuring and acquisition costs were $69 and $70, respectively. For the three and nine months ended September 30, 2021, impairment, restructuring and acquisition costs were $(95) and $13, respectively. During the three and nine months ended September 30, 2022, we recorded an impairment of $43 associated with terminated software projects, $16 related to certain vacated office spaces, $4 in connection with furniture and equipment located at the impaired office spaces, and $5 related to personnel severance. Acquisition related costs were $1 and $2 during the three and nine months ended September 30, 2022, respectively. During the three months ended September 30, 2021, we recorded insurance recoveries related to our SXM-7 satellite of $80 as well as the reversal of a liability related to the Stitcher acquisition. During the nine months ended September 30, 2021, we recorded restructuring costs of $25 resulting from the termination of leased office space, partially offset by the reversal of a liability related to the Stitcher acquisition.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended September 30, 2022 and 2021, interest expense was $107 and $111, respectively. For the nine months ended September 30, 2022 and 2021, interest expense was $314 and $313, respectively. The decrease for the three month period was driven by a lower average outstanding debt balance and lower interest rates. The increase for the nine month period was primarily driven by a higher average outstanding debt balance, partially offset by lower interest rates.
Loss on Extinguishment of Debt, includes losses incurred as a result of the redemption of certain debt.

For the three and nine months ended September 30, 2021, we recorded a $83 loss on extinguishment of debt as a result of the redemption of $1,000 principal amount of Sirius XM's 3.875% Senior Notes due 2022, $1,500 of principal amount of Sirius XM's 4.625% Senior Notes due 2024, and $1,000 of principal amount of Sirius XM's 5.375% Senior Notes due 2026.
Other (Expense) Income primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For the three months ended September 30, 2022 and 2021, other (expense) income was $(3) and $(1), respectively. For the nine months ended September 30, 2022 and 2021, other (expense) income was $(5) and $8, respectively. For the three months ended September 30, 2022, we recorded trading losses associated with the investments held for our Deferred Compensation Plan as well as our share of Sirius XM Canada's and SoundCloud's net losses. For the nine months ended September 30, 2022, we recorded trading losses associated with the investments held for our Deferred Compensation Plan, partially offset by our share of Sirius XM Canada's net income and interest earned on our loan to Sirius XM Canada. For the three months ended September 30, 2021, we recorded losses on other investments and our share of Sirius XM Canada's net loss, partially offset by interest earned on our loan to Sirius XM Canada. For the nine months ended September 30, 2021, we recorded interest earned on our loan to Sirius XM Canada and our share of Sirius XM Canada's net income.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended September 30, 2022 and 2021, income tax expense was $110 and $90, respectively. For the nine months ended September 30, 2022 and 2021, income tax expense was $307 and $157, respectively.
Our effective tax rate for the three months ended September 30, 2022 and 2021 was 30.8% and 20.8%, respectively. Our effective tax rate for the nine months ended September 30, 2022 and 2021 was 26.6% and 13.6%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was negatively impacted as a result of the expected expiration of certain state and local net operating losses, partially offset by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the three months ended September 30, 2021 was primarily impacted by the recognition of excess tax benefits related to share-based compensation. The effective tax rate for the nine months ended September 30, 2021 was primarily impacted by a $95 benefit associated with a state tax audit settlement and the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2022 will be approximately 26%.

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

Set forth below are our subscriber balances as of September 30, 2022 compared to September 30, 2021.

	As of September 30,		2022 vs 2021 Change
(subscribers in thousands)	2022	2021	Amount	%
Sirius XM
Self-pay subscribers	32,224	31,985	239	1%
Paid promotional subscribers	1,946	2,280	(334)	(15)%
Ending subscribers	34,170	34,265	(95)	—%
Sirius XM Canada subscribers	2,235	2,262	(27)	(1)%

Pandora and Off-platform
Monthly active users - all services	48,769	52,618	(3,849)	(7)%
Self-pay subscribers	6,267	6,452	(185)	(3)%
Paid promotional subscribers	—	71	(71)	(100)%
Ending subscribers	6,267	6,523	(256)	(4)%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		2022 vs 2021 Change
					Three Months		Nine Months
(subscribers in thousands)	2022	2021	2022	2021	Amount	%	Amount	%
Sirius XM
Self-pay subscribers	187	616	186	1,097	(429)	(70)%	(911)	(83)%
Paid promotional subscribers	(49)	(828)	(48)	(1,547)	779	94%	1,499	97%
Net additions	138	(212)	138	(450)	350	165%	588	131%
Weighted average number of subscribers	34,076	34,372	33,977	34,435	(296)	(1)%	(458)	(1)%
Average self-pay monthly churn	1.5%	1.5%	1.6%	1.6%	—%	—%	—%	—%
ARPU (1)	$15.72	$14.84	$15.63	$14.57	$0.88	6%	$1.06	7%
SAC, per installation	$12.73	$13.66	$13.87	$13.14	$(0.93)	(7)%	$0.73	6%
Pandora and Off-platform
Self-pay subscribers	(52)	(59)	(57)	172	7	(12)%	(229)	(133)%
Paid promotional subscribers	—	4	(69)	9	(4)	(100)%	(78)	(867)%
Net additions	(52)	(55)	(126)	181	3	(5)%	(307)	(170)%
Weighted average number of subscribers	6,292	6,554	6,320	6,486	(262)	(4)%	(166)	(3)%
Ad supported listener hours (in billions)	2.75	2.89	8.28	8.78	(0.14)	(5)%	(0.50)	(6)%
Advertising revenue per thousand listener hours (RPM)	$103.32	$109.02	$97.70	$98.44	$(5.70)	(5)%	$(0.74)	(1)%
Total Company
Adjusted EBITDA	$720	$719	$2,091	$2,101	$1	—%	$(10)	—%
Free cash flow	$329	$588	$1,022	$1,349	$(259)	(44)%	$(327)	(24)%
(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $46 and $49 for the three months ended September 30, 2022 and 2021, respectively, and $141 for each of the nine months ended September 30, 2022 and 2021.

Sirius XM
Subscribers. At September 30, 2022, Sirius XM had approximately 34,170 subscribers, a decrease of 95, from the approximately 34,265 subscribers as of September 30, 2021. The decrease was due to the decline in paid promotional subscribers generated by automakers driven by a shift to shorter paid trials and unpaid trials, partially offset by the growth in our self-pay subscriber base.

For the three months ended September 30, 2022 and 2021, net subscriber additions were 138 and (212), respectively. For the nine months ended September 30, 2022 and 2021, net subscriber additions were 138 and (450), respectively. The increases in the three month and nine month periods were driven by paid promotional net additions, which remained negative, but increased compared to the prior respective periods due to certain developments experienced during the first half of 2021, including an impact of the semiconductor supply shortage as well as a shift to free trials at certain automakers. Self-pay net additions decreased for the three and nine month periods driven by a lower trial funnel and lower vehicle conversion rates, partially offset by lower voluntary churn as well as growth in streaming net additions.
Sirius XM Canada Subscribers. At September 30, 2022, Sirius XM Canada had approximately 2,235 self-pay subscribers, a decrease of 27, or 1%, from the approximately 2,262 Sirius XM Canada self-pay subscribers as of September 30, 2021.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For each of the three months ended September 30, 2022 and 2021, our average self-pay monthly churn rate was 1.5%. Higher vehicle related and non-pay churn was offset by lower voluntary churn. For each of the nine months ended September 30, 2022 and 2021, our average self-pay monthly churn rate was 1.6%. Higher non-pay churn was offset by lower voluntary and vehicle related churn.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended September 30, 2022 and 2021, subscriber ARPU - Sirius XM was $15.72 and $14.84, respectively. For the nine months ended September 30, 2022 and 2021, subscriber ARPU - Sirius XM was $15.63 and $14.57, respectively. The increases were driven by increases in certain subscription rates, partially offset by the impact of the mix of promotional plans.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended September 30, 2022 and 2021, SAC, per installation, was $12.73 and $13.66, respectively. For the nine months ended September 30, 2022 and 2021, SAC, per installation, was $13.87 and $13.14, respectively. The decrease for the three month period was driven by a change in the mix of OEMs during the quarter. The increase for the nine month period was driven by higher OEM hardware subsidy rates combined with a change in the mix of OEMs and higher chipset costs due to the semiconductor supply shortages.
Pandora and Off-platform
Monthly Active Users. At September 30, 2022, Pandora had approximately 48,769 monthly active users, a decrease of 3,849 monthly active users, or 7%, from the 52,618 monthly active users as of September 30, 2021. The decrease in monthly active users was driven by churn and a decline in the number of new users.
Subscribers. At September 30, 2022, Pandora had approximately 6,267 subscribers, a decrease of 256, or 4%, from the approximately 6,523 subscribers as of September 30, 2021.
For the three months ended September 30, 2022 and 2021, net subscriber additions were (52) and (55), respectively. For the nine months ended September 30, 2022 and 2021, net subscriber additions were (126) and 181, respectively. The decreases were driven by a decline in self-pay subscribers primarily as a result of a decline in new users; partially offset by improved retention.

Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended September 30, 2022 and 2021, ad supported listener hours were 2,753 and 2,890, respectively. For the nine months ended September 30, 2022 and 2021, ad supported listener hours were 8,280 and 8,780, respectively. The decreases in ad supported listener hours was primarily driven by the decline in monthly active users, partially offset by an increase in hours per active user.
RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended September 30, 2022 and 2021, RPM was $103.32 and $109.02, respectively. For the nine months ended September 30, 2022 and 2021, RPM was $97.70 and $98.44, respectively. The decreases were the result of lower sell-through.
Total Company
Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other expense (income), loss on extinguishment of debt, impairment, restructuring and acquisition costs, other non-cash charges such as share-based payment expense, and legal settlements and reserves (if applicable). (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended September 30, 2022 and 2021, adjusted EBITDA was $720 and $719, respectively, an increase of less than 1%, or $1. For the nine months ended September 30, 2022 and 2021, adjusted EBITDA was $2,091 and $2,101, respectively, a decrease of less than 1%, or $10. Higher subscriber and advertising revenue were offset by higher revenue share and royalties, subscriber acquisition costs, programming and content, and sales and marketing.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended September 30, 2022 and 2021, free cash flow was $329 and $588, respectively, a decrease of $259, or 44%. For the nine months ended September 30, 2022 and 2021, free cash flow was $1,022 and $1,349, respectively, a decrease of $327, or 24%. The decrease for the three and nine month periods was primarily driven by higher podcast content payments, income tax payments and satellite insurance recoveries in 2021.

Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.

	For the Nine Months Ended September 30,
	2022	2021	2022 vs 2021
Net cash provided by operating activities	$1,300	$1,371	$(71)
Net cash used in investing activities	(415)	(50)	(365)
Net cash used in financing activities	(1,036)	(1,232)	196
Net (decrease) increase in cash, cash equivalents and restricted cash	(151)	89	(240)
Cash, cash equivalents and restricted cash at beginning of period	199	83	116
Cash, cash equivalents and restricted cash at end of period	$48	$172	$(124)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $71 to $1,300 for the nine months ended September 30, 2022 from $1,371 for the nine months ended September 30, 2021.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the nine months ended September 30, 2022 were primarily due to spending for capitalized software and hardware, to construct satellites, and acquisitions for total cash consideration of $136. Cash flows used in investing activities in the nine months ended September 30, 2021 were primarily due to spending primarily for capitalized software and hardware, and to construct a replacement satellite, partially offset by proceeds collected from satellite insurance policies associated with SXM-7. We spent $187 and $172 on capitalized software and hardware as well as $64 and $39 to construct satellites during the nine months ended September 30, 2022 and 2021, respectively.
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
Cash flows used in financing activities in the nine months ended September 30, 2022 were primarily due to the payment of cash dividends of $1,245, the purchase and retirement of shares of our common stock under our repurchase program for $599, and payment of $102 for taxes in lieu of shares issued for share-based compensation, partially offset by net borrowings under our Credit Facility of $421 and an amendment to our Credit Facility to incorporate an Incremental Term Loan borrowing of $500 ($499 net of costs) which matures on April 11, 2024. Cash flows provided by financing activities in the nine months ended September 30, 2021 were primarily due to the redemptions of Sirius XM's 3.875% Senior Notes due 2022 for $1,019, 4.625% Senior Notes due 2024 for $1,541 and 5.375% Senior Notes due 2026 for $1,034, the purchase and retirement of shares of our common stock under our repurchase program for $1,174, the payment of cash dividends of $180, payment of $88 for taxes in lieu of shares issued for share-based compensation, and the repayment of borrowings under our Credit Facility of $654, partially offset by the issuance of $2,000 in aggregate principal amount of 4.00% Senior Notes due 2028, $1,000 in aggregate principal amount of the 3.125% Senior Notes due 2026, and $1,500 in aggregate principal amount of the 3.875% Senior Notes due 2031.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of September 30, 2022, $421 was outstanding under our Credit Facility and $1,329 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and to pursue strategic opportunities.
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

Capital Return Program
As of September 30, 2022, our board of directors had authorized for repurchase an aggregate of $18,000 of our common stock.  As of September 30, 2022, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,654 shares for $16,514, and $1,486 remained available for additional repurchases under our existing stock repurchase program authorization.
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
On November 1, 2022, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0242 per share of common stock payable on November 30, 2022 to stockholders of record as of the close of business on November 11, 2022.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's convertible notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of September 30, 2022, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 12 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
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

Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA is a Non-GAAP financial measure that excludes or adjusts for the impact of other expense (income), loss on extinguishment of debt, impairment, restructuring and acquisition costs, other non-cash charges such as share-based payment expense, and legal settlements and reserves (if applicable). We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. As a result of large capital investments in our satellite radio system, our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of the legal settlements and reserves, impairment, restructuring and acquisition related costs, and loss on extinguishment of debt, to the extent they occur during the period, is useful as they are significant expenses not incurred as part of our normal operations for the period.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income:	$247	$343	$848	$995
Add back items excluded from Adjusted EBITDA:
Impairment, restructuring and acquisition costs	69	(95)	70	13
Share-based payment expense (1)	50	51	143	149
Depreciation and amortization	134	135	404	399
Interest expense	107	111	314	313
Loss on extinguishment of debt	—	83	—	83
Other expense (income)	3	1	5	(8)
Income tax expense	110	90	307	157
Adjusted EBITDA	$720	$719	$2,091	$2,101

(1)Allocation of share-based payment expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Programming and content	$9	$8	$26	$24
Customer service and billing	1	2	4	5
Transmission	1	1	4	4
Sales and marketing	13	15	39	43
Engineering, design and development	11	9	27	26
General and administrative	15	16	43	47
Total share-based payment expense	$50	$51	$143	$149

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cash Flow information
Net cash provided by operating activities	$412	$460	$1,300	$1,371
Net cash used in investing activities	(82)	123	(415)	(50)
Net cash used in financing activities	(416)	(1,543)	(1,036)	(1,232)
Free Cash Flow
Net cash provided by operating activities	412	460	1,300	1,371
Additions to property and equipment	(83)	(80)	(279)	(244)
Sale (purchases) of other investments	—	—	1	(3)
Satellite insurance recoveries	—	208	—	225
Free cash flow	$329	$588	$1,022	$1,349
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Subscriber acquisition costs, excluding connected vehicle services	$86	$71	$267	$245
Less: margin from sales of radios and accessories, excluding connected vehicle services	(46)	(37)	(139)	(137)
	$40	$34	$128	$108
Installations (in thousands)	3,162	2,446	9,260	8,237
SAC, per installation (a)	$12.73	$13.66	$13.87	$13.14
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of September 30, 2022, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Sirius XM’s borrowings under the Credit Facility carry a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) (except for the Incremental Term Loan which carries a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate based on its debt to operating cash flow ratio. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom's Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase out could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our borrowings under the Credit Facility. In addition, we may, in the future, hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.
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

As of September 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of September 30, 2022, our board of directors had approved for repurchase an aggregate of $18.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2022, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.7 billion shares for $16.5 billion, and $1.5 billion remained available under our existing $18.0 billion stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2022 - July 31, 2022	14,799,300	$6.34	14,799,300	$1,569,345,314
August 1, 2022 - August 31, 2022	6,939,587	$6.50	6,939,587	$1,524,213,816
September 1, 2022 - September 30, 2022	6,300,000	$6.00	6,300,000	$1,486,428,876
Total	28,038,887	$6.30	28,038,887

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2022 and 2021; (ii) Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021; and (v) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of November 2022.

SIRIUS XM HOLDINGS INC.

By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)