Form 10-K
period 2022-12-31
SIRIUS XM HOLDINGS INC.
filed 2023-02-02
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022 was $4,217,061,163.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
The number of shares of the registrant’s common stock outstanding as of January 31, 2023 was 3,890,500,442.

DOCUMENTS INCORPORATED BY REFERENCE
Information included in our definitive proxy statement for our 2023 annual meeting of stockholders scheduled to be held on Thursday, June 1, 2023 is incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
2022 FORM 10-K ANNUAL REPORT

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
Relationship with Liberty Media
As of December 31, 2022, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 82% of the outstanding shares of Holdings’ common stock.  Liberty Media owns interests in a range of media, communications and entertainment businesses.
Our Businesses
We operate two complementary audio entertainment businesses – our Sirius XM business and our Pandora and Off-platform business. We are the leading audio entertainment company in North America with a portfolio of audio businesses including our flagship subscription entertainment service, Sirius XM; the ad-supported and premium music streaming services of Pandora; a podcast network; an advertising sales group, SXM Media; and a suite of advertising technology solutions. We believe we reach a combined monthly audience of approximately 150 million listeners.
We continue to expand the range of choices for our listeners – both in terms of compelling content and the array of ways in which it can be consumed. There are approximately 152 million vehicles in operation with Sirius XM radios, and the proliferation of smart speakers and other connected devices has increased the range of options consumers have for engaging with and consuming our content.
We also are focused on rapidly growing content categories, such as our continued interest in podcasting. In 2022, an estimated 109 million Americans listened to a podcast at least monthly.
Sirius XM
Our Sirius XM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription basis. Sirius XM’s premier content bundles include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through our two proprietary satellite radio systems and streamed via the SXM App for mobile devices, home devices and other consumer electronic equipment.  Radios are primarily distributed through automakers, retailers and our website. Our Sirius XM service is also available through our user interface, which we call “360L,” that combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, direct sales of our radios and accessories, and other ancillary services.  As of December 31, 2022, our Sirius XM business had approximately 34.3 million subscribers.
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

Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”).
Pandora and Off-platform
Our Pandora and Off-platform business operates a music, comedy and podcast streaming platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand. Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of December 31, 2022, Pandora had approximately 6.2 million subscribers.
The majority of revenue from our Pandora and Off-platform business is generated from advertising on our Pandora ad-supported radio service. We also derive subscription revenue from our Pandora Plus and Pandora Premium subscribers.
We sell advertising on other audio platforms and in widely distributed podcasts, which we consider to be off-platform services.
Podcasting
In 2020, Sirius XM acquired Stitcher, a leader in the distribution of podcasts. Stitcher has agreements to serve as the ad sales representative for many podcasts.
Sirius XM subscribers can also listen to their favorite podcasts with streaming access via the SXM App and online. Covering topics such as true crime, news, politics, music, comedy, sports and entertainment, Sirius XM's curated selection of podcasts comes from third parties such as Audiochuck, Crooked Media and NBC News.
Our Pandora business also offered a portal, “Pandora For Podcasters,” for podcasters to share their podcast with new audiences and gather data about their show. In 2022, Pandora for Podcasters migrated to a new podcaster portal, Simplecast Creator Connect. Podcasts submitted through this portal are offered to subscribers of Pandora’s ad-supported service as an additional benefit.
Through our Simplecast business we also offer a podcast management and analytics platform, allowing us to offer podcasters a solution for management, hosting, analytics and advertising sales.
SXM Media
SXM Media is a combined sales group spanning our Sirius XM, Pandora, and Stitcher audio entertainment platforms and services. SXM Media has a reach of more than 150 million monthly listeners, and gives brands, creators, and publishers access to the largest digital audio advertising platform in North America. SXM Media also sells advertising on audio platforms and in podcasts unaffiliated with us and serves as the exclusive advertising representative for other third party platforms and podcasters, including such major entities as SoundCloud and NBCUniversal.
SXM Media offers advertisers the ability to execute campaigns in the United States across various platforms, including Pandora and SoundCloud. In addition, through AdsWizz Inc., we provide a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and monetization solutions.
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
Sirius XM Streaming Service
Our streaming service includes a variety of music and non-music channels, including channels and content that are not available on our satellite radio service, and podcasts. Consumers can access our streaming service on smartphones, tablets, computers, home devices and other consumer electronic equipment.
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
360L
Our next generation automotive platform, which we call “360L,” combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience. We have agreements with many automakers to deploy our 360L interface in a variety of vehicles. In 2022, our 360L platform was included in approximately 110 vehicle models manufactured for sale in the United States. We expect that 360L will be included in a majority of vehicles that include Sirius XM functionality in the future.

360L allows us to take advantage of advanced in-dash infotainment systems. 360L is intended to leverage the ubiquitous signal coverage and low delivery costs of our satellite infrastructure with the two-way communication capability of a wireless streaming service to provide consumers seamless access to our content, including our live channels, on demand service, podcasts and even more personalized music services. The wireless streaming connection included in 360L enables enhanced search and recommendations functions, making discovery of our content in the vehicle easier. 360L also provides us data on how our subscribers use our service.

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
•studios; and
•radios.
Satellites, Terrestrial Repeaters and Other Satellite Facilities
Satellites. We provide our service through a fleet of orbiting geostationary satellites. Two of these satellites, FM-5 and FM-6, transmit our service on frequencies originally licensed by the Federal Communications Commission (the “FCC”) to Sirius, and two of these satellites, XM-5 and SXM-8, transmit our service on frequencies originally licensed by the FCC to XM. Our XM-3 and XM-4 satellites serve as spares for the XM system.
On December 13, 2020, our SXM-7 satellite was successfully launched and in-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7 events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite would not function as intended. SXM-7 remains in-orbit at its assigned orbital location, but is not being used to provide satellite radio service.
We have entered into agreements for the design and construction of four additional satellites, SXM-9, SXM-10, SXM-11 and SXM-12. We have also entered into agreements to launch two of those satellites. Construction of our SXM-9 and SXM-10 satellites is underway and those satellites are expected to be launched into geostationary orbits in 2024 and 2025, respectively. Construction of our SXM-11 and SXM-12 satellites is expected to begin shortly and those satellites are anticipated to be launched into geostationary orbits in 2026 and 2027, respectively.

Satellite Insurance.  We have procured insurance for SXM-9, SXM-10, SXM-11 and SXM-12 to cover the risks associated with each satellite's launch and first year of in-orbit operation. We do not have insurance policies covering our other in-orbit satellites as we consider the premium costs to be uneconomical relative to the risk of satellite failure.
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
Studios
Our programming originates from studios in New York City, Los Angeles, Miami and Washington D.C. and, to a lesser extent, from smaller studios in Nashville and a variety of venues across the country.  Our corporate headquarters is in New York City. We provide equipment to artists and hosts to enable remote creation and transmission of programming.
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
Other Services
Commercial Accounts.  Our programming is available for commercial establishments. Our wholly-owned subsidiary, Cloud Cover Media, Inc. (“Cloud Cover”), offers a music programming service for commercial establishments. Commercial subscription accounts are also available through Pandora for Business and SiriusXM for Business, each of which offers a licensed, commercial-free music service for offices, restaurants and other business establishments.
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
Commercial subscribers to the Sirius XM programming service are included in our subscriber count. Commercial subscribers to the Cloud Cover music programming service are not included in our subscriber count. Subscribers to the DISH Network satellite television service are not included in our subscriber count and subscribers to our Travel Link, real-time traffic services and real-time weather services are not included in our subscriber count, unless the applicable service is purchased by the subscriber separately and not as part of a radio subscription to our service.

Sirius XM Canada
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, with the remainder of Sirius XM Canada's voting and equity interests held by two shareholders.
In 2022, Sirius XM and Sirius XM Canada entered into an amended and restated services and distribution agreement. The amended and restated services and distribution agreement modified the existing Services Agreement and terminated the existing Advisory Agreement between Sirius XM and Sirius XM Canada. Pursuant to the amended and restated services and distribution agreement, the fee payable by Sirius XM Canada to Sirius XM was modified from a fixed percentage of revenue to a variable fee, based on a target operating profit for Sirius XM Canada. Such variable fee is expected to be evaluated annually based on comparable companies. In accordance with the amended and restated services and distribution agreement, the fee is payable on a monthly basis, in arrears, beginning January 1, 2022.
In May 2017, Sirius XM extended a loan to Sirius XM Canada in the principal amount of $131 million. In connection with the execution of the amended and restated services and distribution agreement, Sirius XM forgave $113 million in principal amount of such loan to Sirius XM Canada, leaving an outstanding principal amount of $8 million on such loan. The principal amount that was forgiven by Sirius XM was considered satisfied and as contributed capital from Sirius XM.
As of December 31, 2022, Sirius XM Canada had approximately 2.6 million subscribers. Sirius XM Canada’s subscribers are not included in our subscriber count or subscriber-based operating metrics.
Our Pandora and Off-platform Business
Pandora Media, LLC, which owns and operates our Pandora business, is a wholly owned subsidiary of Sirius XM.
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
The Pandora service is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). Local and national advertisers deliver targeted messages to our Pandora listeners on the ad-supported service.
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
Subscription Radio Service (Pandora Plus)
Our Pandora business offers Pandora Plus – an ad-free, subscription version of the radio service that includes options for replaying songs, skipping songs, offline listening, and higher quality audio on supported devices. Content provided to each listener of Pandora Plus is more tailored when the listener interacts with the platform. Premium Access is also available to Pandora Plus listeners.

On-Demand Subscription Service (Pandora Premium)
Our Pandora business offers Pandora Premium – an on-demand subscription service that combines the radio features of Pandora Plus with an on-demand experience. The on-demand experience provides listeners with the ability to search, play and collect songs and albums, download content for offline listening, build playlists, listen to curated playlists and share playlists on social networks. Listeners can also create partial playlists that Pandora can complete based on the listener’s activity. Listeners through mobile devices have access to customized profiles which identify information specific to each listener such as recent favorites, playlists and thumbs.
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
SXM Media
SXM Media is a combined sales group spanning our Sirius XM, Pandora, and Stitcher audio entertainment platforms and services. SXM Media has a reach of more than 150 million listeners, and gives brands, creators, and publishers access to the largest digital audio advertising platform in North America. SXM Media also serves as the exclusive advertising representative for other third party platforms and podcasters, including such major entities as SoundCloud and NBCUniversal.
SXM Media is the exclusive advertising sales representative for our Sirius XM, Pandora and Stitcher platforms. In addition to subscription fees, Sirius XM derives revenues from advertising on select non-music channels. Pandora’s primary source of revenue is the sale of audio, display and video advertising for connected device platforms, including computers and mobile devices. Our Pandora business maintains a portfolio of proprietary advertising technologies which include order management, advertising serving and timing, native advertising formats, targeting and reporting. Pandora provides advertisers with the ability to target and connect with listeners based on various criteria including age, gender, geographic location and content preferences.
Stitcher
Stitcher licenses original podcasts from their creators and operates content networks. Stitcher also provides podcast advertising services that generate revenue from over 430 shows and offers a mobile app listening platform where consumers can stream the latest in news, sports, talk, and entertainment on demand. Stitcher creates and distributes original podcasts licensed from third parties through platforms such as its Stitcher App and the iPhone podcast App.
Stitcher earns revenue by distributing advertising on certain owned and operated podcasts as well as those created by third parties, including placement based on an advertiser’s desired target audience, and from the sale of advertising on its licensed podcasts and podcasts offered within the Stitcher App.
In addition to advertising revenue, Stitcher earns subscription revenue from its Stitcher Premium subscription service. Users pay a monthly or annual fee for access on Stitcher Premium to premium content and ad-free archived podcast episodes.
AdsWizz
Through its AdsWizz subsidiary, our Pandora business is a leader in digital audio advertising technology. AdsWizz operates a digital audio advertising market with an end-to-end technology platform, including a digital audio software suite of solutions that connect audio publishers to the advertising community. AdsWizz offers a range of products – from dynamic ad insertion to advanced programmatic platforms to innovative new audio formats. AdsWizz’s advertising technology also includes ad campaign monitoring tools and other audio advertising products, such as audio formats that enable consumers to trigger an action while listening to an ad as well as other personalization-based technology.
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

Competition
We face significant competition for listeners and advertisers in our Sirius XM business and our Pandora and Off-platform business, including from providers of radio and other audio services.
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
Advanced In-Dash Infotainment Systems
Nearly all automakers have deployed integrated multimedia systems in dashboards, including Apple CarPlay and Android Auto.  These systems combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, streaming radio, smartphone applications and stored audio, with navigation and other advanced applications.  Streaming radio and other data are typically connected to the system through an Internet-enabled smartphone or wireless modem installed in the vehicle, and the entire system may be controlled by touchscreen or voice recognition.  These systems enhance the attractiveness of internet based competitors by making such applications more prominent, easier to access, and safer to use in vehicles.
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

Competition for Advertisers
Our competition for advertisers includes large scale online advertising platforms such as Amazon, Facebook and Google; traditional media companies such as television broadcasters and national print outlets; broadcast radio providers; podcast distributors and networks; and companies in the broadcast radio market. We compete against these providers for advertisers on the basis of several factors, including advertisers’ overall budgets, perceived return on investment, effectiveness and relevance of our advertising platforms, the amount and scope of our data on listeners, price, delivery of large volumes or precise types of advertisements to targeted demographics, transactional capabilities and reporting capabilities.
The online advertising marketplace continues to evolve rapidly, particularly with the introduction of new digital advertising technologies and expanding capabilities of larger internet companies.
Government Regulation
General
We are subject to a number of foreign and domestic laws and regulations relating to consumer protection, information security and data protection. There are several States that require specific information security controls to protect certain types of information and specific notifications to consumers in the event of a security breach that compromises certain categories of personal information. Certain of our services are also subject to laws in the United States and abroad pertaining to privacy of user data and other information, including the California Consumer Privacy Act and the European General Data Protection Regulation. Our Privacy Policies and customer agreements describe our practices.
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
In 1997, we were the winning bidders for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services.  Our FCC licenses for our Sirius satellites expire in 2025 and 2030. Our FCC licenses for our XM satellites expire in 2023, 2026 and 2029. We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant licenses for any replacement satellites.
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
Pandora must also license reproduction rights, which are also referred to as mechanical rights, to offer the interactive features of the Pandora services. For our Pandora subscription services, copyright holders receive payments for these rights at the rates determined in accordance with the statutory license set forth in Section 115 of the United States Copyright Act. In January 2018, the Copyright Royalty Board (the “CRB”) set a rate structure for the five-year period commencing January 1, 2018 and ending on December 31, 2022 (“Phono III”). The rate was the greater of 15.1% of revenues or 26.2% of record label payments in 2022, with each rate prong increasing from slightly lower percentages in years prior to 2022.
In July 2022, after the Court of Appeals for the D.C. Circuit vacated the CRB’s initial rate determination, the CRB issued a new ruling that retained the first prong from its initial determination (with rates increasing up to 15.1% of revenues in 2022), but revised the second rate prong downward, from 26.2% to 21% of record label payments for each year for 2018-2022. Music publishers have challenged that downward adjustment, and a decision from the CRB on that challenge is expected to be issued in 2023. Following that decision, Pandora will make retroactive adjustments to its 2018-2022 payments to the extent that the new, final rates differ from those under which its previous payments were made.
In September 2022, in a CRB proceeding to determine mechanical royalty rates under Section 115 for the five-year period commencing January 1, 2023 and ending December 31, 2027 (“Phono IV”), the participating music publishers and digital music services, including Pandora, reached a settlement. That settlement set the rates at the greater of 15.1% of revenues or 26.2% of record label payments for 2023, rising over the five-year period to 15.35% of revenues or 26.2% of record label payments by 2027. That settlement was adopted by the CRB on December 30, 2022, and became effective on January 1, 2023.
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
Interactive streaming services, such as Pandora Plus and Pandora Premium, do not qualify for the statutory license and those services must negotiate direct license arrangements with the owners of copyrights in sound recordings.
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
In 2022, we paid a per performance rate for the streaming of certain sound recordings of $0.0028 on our Sirius XM streaming service which increased from $0.0026 in 2021.
Pandora Business. For our Pandora business, we have entered into direct license agreements with major and independent music labels and distributors for a significant majority of the sound recordings that stream on the Pandora ad-supported service, Pandora Plus and Pandora Premium.
For sound recordings that we stream and for which we have not entered into a direct license agreement with the sound recording rights holders, the sound recordings are streamed pursuant to the statutory license, and applicable rates thereunder set by the CRB. Sound recordings subject to the statutory license can only be played through our radio services and not through services that are offered on-demand or offline or through any replay features. The royalty rates under many of those direct licenses, which cover a large majority of the sound recordings that we perform on Pandora, are indexed to the statutory rates established by the CRB.
Prior to the enactment of the Orrin G. Hatch-Bob Goodlatte Music Modernization Act in October 2018, our rights to perform certain sound recordings that were fixed before February 15, 1972 were governed by state law. We still face a class action lawsuit brought by plaintiffs who allege that Pandora violated their alleged exclusive copyright ownership rights to the reproduction of sound recordings created prior to February 15, 1972. See “Item 3. Legal Proceedings” of this Annual Report on Form 10-K for information on this action.
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
Pandora and Off-platform Business
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

Human Capital Resources
General
As of December 31, 2022, we had 5,869 full-time and part-time employees, the overwhelming majority of which were full-time employees. As of December 31, 2022, our workforce increased by approximately 5% compared to the prior year, and our core voluntary full-time employee turnover rate was approximately 10.1%.
Our business relies on our ability to attract, engage and retain talented employees. We strive to create a diverse, inclusive and supportive workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities.
Our Culture
We are focused on creating a culture of integrity and respect, with the goal of working together to drive our business to be creative, innovative and competitive. In 2022, we announced a new set of core values to our workforce: “We believe we will shape the future of audio because we are: authentic, inclusive, curious and driven”. We intend to employ these core values to inform and guide the decisions and behaviors of our employees.
We operate a performance-based environment where results matter and financial discipline is enforced. We have a highly collaborative culture in which employees feel a sense of pride that their input is sought after and valued. At the same time, we believe in holding individuals accountable for results and employees are empowered and expected to “do what they say they are going to do.” We believe that our culture is a long-term competitive advantage for us, fuels our ability to execute and is a critical underpinning of our employee talent strategy. The Compensation Committee of our Board of Directors oversees our management continuity planning process, and reviews and evaluates succession plans relating to our Chief Executive Officer and other executive officers.
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
We periodically request our employees to voluntarily self-identify personal information related to gender, race, ethnicity, veteran and disability status. This information about the demographics of our employee population allows us to assess and evaluate our diversity, equity and inclusion efforts.
As of December 31, 2022, 41% of our employees identified as women and 38% identified as people of color (African American, Latinx, Asian, and Native American). At our executive leadership level (which we define as employees at the vice president and above level), 32% of our employees identified as women and 15% identified as people of color. We expect to release updated information regarding the composition of our workforce on an annual basis.
We are focused on increasing the representation of women and people of color at all levels of our organization. We recruit talent in diverse communities, including by engaging as a sponsor of professional conferences focused on diverse talent. Our Pathways program provides recent graduates of Historically Black Colleges and Universities with entry-level full-time opportunities. We also have agreements with third parties designed to offer leadership development for Black, Latinx, Native American and Asian employees. Additionally, we provide a mentoring program to help underrepresented employees benefit from coaching, guidance, and feedback. We have five employee resource groups, including groups supporting women, people of color, veterans, the LGBTQIA+ community and employees with disabilities.
We have implemented a broad set of anti-harassment and discrimination policies designed to protect against discrimination based upon sex, gender, race, color, religion/religious creed, national origin, ancestry, physical or mental disability, genetic information, age, marital status, pregnancy, sexual orientation, gender identity, gender expression, sex stereotype, transgender, immigration status, military and protected veteran status, medical condition, or any basis prohibited under federal, state or local law. We also provide regular training and guidance to our workforce regarding diversity, equity and inclusion. Our “Can We Talk?” initiative is aimed at increasing cultural awareness and promoting dialogue. We also offer a program we call “Conscious Inclusion,” a facilitator-led training required for all of our full-time U.S. based employees. Conscious Inclusion enables employees to explore bias and its impact, learn how it translates to reactions and behaviors towards differences, and is designed to promote inclusive behaviors in our workplace.
We also comply with the FCC’s Equal Employment Opportunity (“EEO”) rules, including making our EEO reports publicly available.
Health, Safety and Wellness
We are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of health and wellness programs, including benefits that support their physical and mental health.
Compensation and Benefits
We operate in a highly competitive and technologically challenging environment. We provide competitive compensation and benefits programs for our employees. In addition to salaries, these programs (which vary by employee level and by the country where the employees are located) include, among other items, bonuses, equity-based compensation awards, a 401(k) plan and a non-qualified deferred compensation plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, paid parental leave, fertility resources, advocacy resources, flexible work schedules and employee assistance programs.
Talent Development
We provide numerous training opportunities for our employees, with a focus on continuous learning and development and methodologies to manage performance, provide feedback and develop talent. To supplement the training offerings and variety of content available to our employees, we launched LinkedIn Learning in 2022. LinkedIn Learning is an online learning platform which provides our employees with access to on-demand courses, covering a wide range of technical, business, software, and creative topics. We also have an internal digital workplace which provides employees with quick access to learning resources that cover a variety of topics.
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
Our corporate giving and volunteering programs encourage employees to give to the causes most meaningful to them. We have a charitable matching program which offers employees a dollar for dollar match on their charitable contributions up to a specific cap. In addition, full-time employees are eligible to receive five days of paid time off to volunteer with charitable organizations of their choice. During 2022, over 450 employees volunteered over 6,000 hours, while over 800 employees utilized our charitable matching program, benefiting more than 1,000 charitable organizations.
In 2020, we contributed $25 million to a donor advised fund to support our charitable contributions, an effort we call SiriusXM Cares. Over the past three years, SiriusXM Cares contributed to a variety of organizations which promote social equality, education, hiring, or combat racial injustice, including The Apollo Theater, The Smithsonian Institute’s National Museum of African American History and Culture, Save The Music, Huston-Tillotson University, Asian Americans Advancing Justice, South Asian Americans Leading Together, the Alliance for Women in Media, the Human Rights Campaign, TASH (an international advocacy association of people with disabilities, their family members, other advocates, and people who work in the disability field), the League of United Latin American Citizens, the Native American Rights Fund, The Warrior Alliance, the AutoNation Foundation, the St. Thomas Aquinas College Social Justice Center, United Jewish Appeal Federation of Jewish Philanthropies of NY, Inc., City of Hope, United States Holocaust Memorial Museum, and The Last Mile.

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
Information About Our Executive Officers
Certain information regarding our executive officers as of January 31, 2023 is provided below:

Name	Age	Position
Jennifer C. Witz	54	Chief Executive Officer
Scott A. Greenstein	63	President, Chief Content Officer
Patrick L. Donnelly	61	Executive Vice President, General Counsel and Secretary
Joseph Inzerillo	50	Chief Product and Technology Officer
Sean S. Sullivan	55	Executive Vice President and Chief Financial Officer
Joseph A. Verbrugge	53	Chief Commercial Officer
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
Joseph A. Verbrugge has served as our Chief Commercial Officer since June 2022. Mr. Verbrugge has served in many senior positions during his 19-year career with us. Mr. Verbrugge served as our Executive Vice President, SXM Digital Subscriptions, from January 2022 until June 2022; as our Executive Vice President, Sales and Development, from October 2020 until January 2022; as our Executive Vice President, Division President, Connected Vehicle, from March 2019 until October 2020; as our Executive Vice President and General Manager, Emerging Business, from April 2017 until March 2019; and as our Executive Vice President, Sales and Development, from December 2015 until April 2017. From September 2004 through December 2015, Mr. Verbrugge served in various senior positions for us and XM Satellite Radio Holdings Inc. Mr. Verbrugge was a consultant with The Dealy Strategy Group LLC, a management consulting firm specializing in international satellite communications and information services companies, from 1999 until 2004. Mr. Verbrugge is a member of the board of directors of Stride, Inc., a provider of tech-enabled education solutions, and serves on its compensation committee.

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

Risks Relating to our Business and Operations
We have been, and may continue to be, adversely affected by supply chain issues.
The issues associated with the global supply chain for parts and components is having wide-ranging effects across multiple industries, including direct and indirect effects on our business.
Automakers are experiencing, and may continue to experience, delays in securing certain components that are essential to the production of new vehicles for a variety of reasons, including due to the global semiconductor supply shortage and the war in Ukraine. These affected automakers manufacture and sell vehicles that include our satellite radios. For example, some automobile plants in North America and elsewhere have at times halted or reduced vehicle production due to the shortage of certain components used in the production of their vehicles. As a result, these supply chain shortages have had, and may continue to have, an impact on new vehicle production and deliveries, which in turn may affect our subscriber acquisition efforts.
We also have experienced, and may continue to experience, delays in securing certain application specific integrated circuits (which are commonly referred to as “chipsets”) that are essential components of our satellite radios. Delays or the unavailability of these components could have an adverse impact on our operations and financial conditions.

We may be adversely affected by the war in Ukraine.
The war in Ukraine, and any expansion of the war in Ukraine to surrounding areas, could adversely affect our business and operations.
The war in Ukraine could affect the supply of certain components that we rely on in connection with our business and operations, such as software and certain subsystems that may be planned to be integrated as part of our satellites currently under construction for our system. In addition, our AdsWizz subsidiary is headquartered in Romania and we rely on other contractors in Eastern European countries, such as Poland. An expansion of the war in Ukraine to other countries, particularly Romania, could materially affect our ability to deliver advertisements on our Pandora services and for third parties.

We face substantial competition and that competition is likely to increase over time.
We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and perception of content quality, ease of use, price, accessibility, brand awareness, reputation and, in the case of our ad-supported Pandora service, perception of ad load, features and functionality. As consumer tastes and preferences change on the internet and with mobile and other connected products, including cars, in-home, and wearable devices, we will need to enhance and improve our existing services, introduce new services and features, and attempt to maintain our competitive position with additional technological advances and adaptable platforms. Neither the Sirius XM App nor the Pandora App has been significantly updated in several years. If we fail to keep pace with technological advances or fail to offer compelling product offerings and state-of-the-art delivery platforms to meet consumer demands, our ability to grow or maintain the reach of our services, attract and retain users, and attract listeners and subscribers across our services will be adversely affected. Our ability to attract and retain subscribers and listeners also depends on our success in creating and providing popular or unique programming. A summary of certain services that compete with us is contained in the section entitled “Item 1. Business - Competition” of this Annual Report on Form 10-K.
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
•our ability to respond to evolving consumer tastes; and

•actions by our competitors, such as Spotify, Apple, Google, Amazon and other audio entertainment and information providers.

We engage in extensive marketing efforts and the continued effectiveness of those efforts is an important part of our business.
We engage in extensive marketing efforts across a broad range of media to attract and retain subscribers and listeners to our services. We employ a wide variety of communications tools as part of our marketing campaigns, including telemarketing efforts and email solicitations. The effectiveness of our marketing efforts is affected by a broad range of factors, including creative and execution factors. Our ability to reach consumers with radio and television advertising, direct mail materials, email solicitations and telephone calls is an important part of our efforts and a significant factor in the effectiveness of our marketing. If we are unable to reach consumers through email solicitations or telemarketing, including as a result of “spam” and email filters, call blocking technologies, consumer privacy regulations or "do-not-call" or other marketing regulations, our marketing efforts will be adversely affected. A decline in the effectiveness of our marketing efforts could have an adverse impact on our operations and financial condition.

We rely on third parties for the operation of our business, and the failure of third parties to perform could adversely affect our business.
Our business depends, in part, on various third parties, including:
•manufacturers that build and distribute satellite radios;
•companies that manufacture and sell integrated circuits for satellite radios;
•third-party software that supports our apps and services;
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
The operation of our apps and service offerings could be impaired if errors occur in the third party software that supports our apps and services. It is difficult for us to correct any defects in third party software because the development and maintenance of the software is not within our control. Our third party licensors may not continue to make their software available to us on acceptable terms, invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or remain in business. Failure of these third party licensors could harm our streaming services.
In addition, a number of third parties on which we depend have experienced, and may in the future experience, financial difficulties or file for bankruptcy protection. Such third parties may not be able to perform their obligations to us in a timely manner, if at all, as a result of their financial condition or may be relieved of their obligations to us as part of seeking bankruptcy protection.

Failure to successfully monetize and generate revenues from podcasts and other non-music content could adversely affect our business, operating results, and financial condition.
Delivering podcasts and other non-music content involves risks and challenges, including increased competition and the need to develop new relationships with creators. We have entered into multi-year commitments for original podcast content that is produced by third parties. These agreements generally provide us the right to distribute the content and act as the exclusive agent for the sale of advertising in the podcasts. Payment terms for certain podcast content typically requires more upfront cash payments, including minimum guarantees to the owner or creator of the podcast, than other content licenses or arrangements.

Given the multiple-year duration and largely fixed-cost nature of such commitments, if the attractiveness of such podcast content to our listeners and subscribers do not meet our expectations, our margins could be adversely impacted. In addition, the advertising market for podcasts is still developing, including the advertising technology necessary to efficiently sell podcast advertising at scale. As a result, our ability to profitably monetize the available advertising opportunities in podcasts remains uncertain.
Growing our podcasting business may require additional changes to our business model and cost structure, modifications to our infrastructure, and could expose us to new regulatory, legal and reputational risks, including infringement liability. There is no guarantee that we will be able to generate sufficient revenue from podcasts to offset the costs of creating or acquiring this content. Our failure to successfully monetize and generate revenues from such content, including failure to obtain or retain rights to podcasts or other non-music content on acceptable terms, or at all, or to effectively manage the numerous risks and challenges associated with such expansion, could adversely affect our business, operating results, and financial condition.

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

The ongoing COVID-19 pandemic has introduced significant uncertainty to our business.
The COVID-19 pandemic has introduced uncertainties to our business. The extent to which the COVID-19 pandemic may impact our results depends on future developments, which are highly uncertain and cannot be predicted with certainty, including the resurgence of COVID-19 and its variants that may be occurring. Another broad shutdown of businesses, either in the United States or globally, as a result of the COVID-19 pandemic would have an adverse effect on our business.

The impact of economic conditions may adversely affect our business, operating results, and financial condition.

Our success depends to a significant extent on discretionary consumer spending. Some of the factors that may influence consumer spending on entertainment include general economic conditions, the availability of discretionary income, consumer confidence, interest rates, inflationary pressure, and general uncertainty regarding the overall economic environment.

The demand for entertainment generally is sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, as well as other adverse economic or market conditions due to COVID-19 or otherwise, could reduce our subscribers’ or potential subscribers’ discretionary income. To the extent that overall economic conditions reduce spending on discretionary items, our ability to attract and retain subscribers could be hindered, which could reduce our subscription revenue and negatively impact our business.

Additionally, our financial performance is subject to economic conditions and their impact on levels of advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and reductions in spending by advertisers could have an adverse impact on our revenue and business. See “Our Pandora business generates a significant portion of its revenues from advertising, and reduced spending by advertisers could harm our business.”

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

Our ability to profitably attract and retain subscribers to our Sirius XM service is uncertain.
A number of factors may affect our ability to attract and retain subscribers to our Sirius XM service. Over time the changing demographics of our subscriber base, such as the increase in “Millennial generation customers,” may increase the number of subscribers accustomed to consuming entertainment through ad-supported products. These changing demographics may affect our ability to convert trial subscribers into self-paying subscribers. Similarly, our efforts to acquire subscribers purchasing or leasing used vehicles may attract price sensitive consumers. Consumers purchasing or leasing used vehicles may be more price sensitive than consumers purchasing or leasing new vehicles, may convert from trial subscribers to self-paying subscribers at a lower rate, and may cancel their subscriptions more frequently than consumers purchasing or leasing new vehicles. Some of our marketing efforts may also attract more price sensitive subscribers, and our efforts to increase the penetration of satellite radios in new, lower-priced vehicle lines may result in the growth of more economy-minded subscribers. Each of these factors may harm our revenue or require additional spending on marketing efforts to demonstrate the value of our Sirius XM service.

Our business depends in part upon the auto industry.
A substantial portion of the subscription growth for our satellite radio service has come from purchasers and lessees of new and used automobiles in the United States, and we expect this to be an important source of subscribers for our satellite radio service in the future.
We have agreements with major automakers to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period. These agreements also require automakers to provide us data on sales of satellite radio enabled vehicles, including in many cases the consumer’s name and address. Our business could be adversely affected if automakers do not continue to include our Sirius XM service in their products or provide us with such data.
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
The number of monthly active users to our ad-supported Pandora business has declined consistently for several years, including in 2022, and is likely to further contract in the future.
The size of our ad-supported listener base is an important element of our Pandora business. The decline in our listener base has resulted in fewer listener hours and available advertising spots on our Pandora service, which ultimately may result in declines in our advertising revenue, and adversely affect our Pandora business. The contraction of our ad-supported listener base also decreases the size of demographic groups targeted by advertisers, which may hurt our ability to deliver advertising in a manner that maximizes advertisers’ return on investment and compete with other streaming advertising platforms.

Our Pandora business generates a significant portion of its revenues from advertising, and reduced spending by advertisers could harm our business.
Our Pandora business currently generates a majority of its revenues from third parties advertising on its ad-supported service. As is common in the audio entertainment industry, Pandora’s advertisers do not have long-term advertising commitments with us and can terminate their contracts at any time.
Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions have affected, and may in the future affect, the demand for audio advertising, resulting in fluctuations in the amounts advertisers spend on advertising, which could harm our financial condition and operating results.

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
•competing effectively for advertising with other dominant online services, such as Spotify, Google and Facebook, as well as other marketing and media outlets;
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
We receive a substantial amount of personal data on purchasers and lessees of new and used vehicles from third parties. We use this personal data to market our services. We collect and use demographic, service usage, purchase history and other information, including location information, from and about our listeners through the internet. Further, we and third parties use tracking technologies, including “cookies” and related technologies, to help us manage and track our listeners’ interactions with our services and deliver relevant advertising.
Various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the collection, use, retention, sharing and security of the personal data we receive. Privacy groups and government authorities have increasingly scrutinized the ways in which companies collect and share personal data, including linking personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to increase. Alleged violations of laws and regulations relating to privacy and personal data may expose us to potential liability, may require us to expend significant resources in responding to and defending such allegations and claims and could in the future result in negative publicity and a loss of confidence in us by our subscribers, listeners, advertisers and other third parties with whom we do business.
Privacy-related laws and regulations, such as the California Consumer Privacy Act and the European General Data Protection Regulation, are evolving and subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies as well as foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy and data security-related matters. New laws, amendments to or re-interpretations of existing laws and contractual obligations, as well as changes in our listeners’ expectations and demands regarding privacy and data security, may limit our ability to collect and use consumer data. Restrictions on our ability to receive, collect and use consumer data could limit our ability to attract and retain subscribers and listeners to our services. In addition, restrictions on our ability to collect, access and process listener data, or to use or disclose listener data or profiles that we develop using such data, could limit our ability to market our content and services to our potential listeners and offer targeted advertising opportunities to our advertisers, each of which are important to our business. Increased regulation of personal data utilization practices and compliance administration could increase our costs of operation or otherwise adversely affect our business.

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
The nature of our business involves the receipt and storage of personal information about our subscribers and listeners including, in many cases, credit and debit card information. We have a program in place to detect and respond to data security incidents. However, the techniques used to gain unauthorized access to data systems are constantly evolving and may be difficult to detect for long periods of time. We may be unable to anticipate or prevent unauthorized access to data pertaining to our customers, including credit card and debit card information and other personally identifiable information. Our services, which are supported by our own systems and those of third-party vendors, could be subject to computer malware and attacks as well as to catastrophic events (such as fires, floods, hurricanes, or tornadoes), any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information.
If we fail to protect the security of personal information about our customers or if an actual or perceived breach of security occurs on our systems or a vendor’s systems, we could be exposed to costly government enforcement actions and private litigation and our reputation could suffer. We may also be required to expend significant resources to address these problems, including notification under various data privacy regulations, and our reputation and operating results could suffer. In addition, our subscribers and listeners, as well as potential customers, could lose confidence in our ability to protect their personal information, which could cause them to discontinue the use of our services. This loss of confidence would also harm our efforts to attract and retain advertisers and to obtain personal information from third parties, and unauthorized access to our programming would potentially create additional royalty expense with no corresponding revenue. Such events could adversely affect our results of operations. The costs of maintaining adequate protection, including insurance protection, against such threats as they develop in the future (or as legal requirements related to data security increase) could be material.
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
We may integrate the Pandora service with apps provided by third parties. In such case, we may not be able to control such third parties’ use of listeners’ data, ensure their compliance with the terms of our contracts and our privacy policies, or prevent unauthorized access to, or use or disclosure of, information, any of which could expose us to potential liability and negative publicity and could cause our listeners and advertisers to discontinue use of our services.
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
We must maintain music programming royalty arrangements with, and pay license fees to, owners of rights in musical works in order to operate our services. Traditionally, BMI, ASCAP, SESAC and GMR have negotiated for these copyright users, collected royalties and distributed them to songwriters and music publishers. These traditional arrangements are changing. The fracturing of the traditional system for licensing rights in musical works may have significant consequences to our business, including increasing licensing costs and reducing the availability of certain pieces for use on our services.
Under the United States Copyright Act, we also must pay royalties to copyright owners of sound recordings for the performance of such sound recordings on our Sirius XM service. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board. Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the Copyright Royalty Board’s existing decision governing sound recording royalties for satellite radio, we are required to pay a royalty based on our gross revenues associated with our satellite radio service, subject to certain exclusions, of 15.5% per year through December 31, 2027.

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
Pandora has direct licenses with thousands of music publishers. Those licenses provide that the royalty rate for “reproduction rights” or “mechanical rights”, which are required to offer the interactive features of our Pandora services, are determined by the rate formula set by the CRB for the compulsory license made available by Section 115 of the Copyright Act. These royalty rates also apply to Pandora’s use of musical works for which we do not have a direct license with the copyright owners.
The CRB significantly increased the rates for these rights for the period commencing January 1, 2018 through December 31, 2022, and the participating music publishers and digital music services, including Pandora, have reached a settlement for the period commencing January 1, 2023 through December 31, 2027 which will further significantly increase these rates. These higher rates for mechanical rights may have an adverse effect the business, financial condition and results of operations of Pandora. For additional information on these mechanical royalty rates, See “Business – Copyrights to Programming – Sound Recordings – Pandora Business.”

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
As of December 31, 2022, we had an aggregate principal amount of approximately $9.5 billion of indebtedness outstanding.
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
In addition, our borrowings under our Senior Secured Revolving Credit Facility carry a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest (except for the Incremental Term Loan which carries a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”)). LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom's Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our borrowings under the Credit Facility. In addition, we may, in the future, hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.

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
As of December 31, 2022, Liberty Media beneficially owned approximately 82% of Holdings’ common stock and has the ability to influence our affairs, policies and operations. Three Liberty Media executives and one other member of the board of directors of Liberty Media are members of our board of directors. Our board of directors currently has thirteen members. Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of Holdings’ board of directors. Our board of directors is responsible for, among other things, the appointment of executive management, future issuances of common stock or other securities, the payment of dividends, if any, the incurrence of debt, and the approval of various transactions.
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
We are parties to several legal proceedings arising out of various aspects of our business, including possible class actions arising out of our marketing practices. The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have an adverse impact on our financial condition.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Below is a list of the principal properties that we own or lease:
Sirius XM

Location	Purpose	Own/Lease
New York, NY	Corporate headquarters, office facilities and studio/production facilities	Lease
Washington, DC	Office and studio/production facilities	Own
Lawrenceville, NJ	Office and technical/engineering facilities	Lease
Deerfield Beach, FL	Office and technical/engineering facilities	Lease
Farmington Hills, MI	Office and technical/engineering facilities	Lease
Nashville, TN	Studio/production facilities	Lease
Vernon, NJ	Technical/engineering facilities	Own
Ellenwood, GA	Technical/engineering facilities	Lease
Fredericksburg, VA	Warehouse and technical/engineering facilities	Lease
Los Angeles, CA	Office and studio/production facilities	Lease
Irving, TX	Office and engineering facilities/call center	Lease
San Francisco, CA	Office and engineering facilities	Lease
Ashburn, VA	Data center	Lease
Miami Beach, FL	Office and studio/production facilities	Lease
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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIRI.” On January 31, 2023, there were approximately 6,309 record holders of our common stock.
Issuer Purchases of Equity Securities
As of December 31, 2022, our board of directors had authorized us to repurchase an aggregate of $18.0 billion of our common stock and have not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of December 31, 2022, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.7 billion shares for approximately $16.6 billion, and approximately $1.4 billion remained available under our existing $18.0 billion stock repurchase program.  The size and timing of our repurchases will be based on a number of factors, including price and business and market conditions.
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2022 - October 31, 2022	6,300,000	$6.08	6,300,000	$1,448,119,446
November 1, 2022 - November 30, 2022	1,200,000	$6.13	1,200,000	$1,440,768,426
December 1, 2022 - December 31, 2022	—	$—	—	$1,440,768,426
Total	7,500,000	$6.09	7,500,000
(a)These amounts include fees and commissions associated with the shares repurchased.  All of these repurchases were made pursuant to our share repurchase program.

COMPARISON OF CUMULATIVE TOTAL RETURNS
Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor's Composite-500 Stock Index, or the S&P 500, the NASDAQ Telecommunications Index, the published industry index we previously used for the purposes of the SEC rules, and the S&P 500 Media & Entertainment Index, the new published industry index we have selected to use, from December 31, 2017 to December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in each of our common stock, the S&P 500, the NASDAQ Telecommunications Index and the S&P 500 Media & Entertainment Index.
In November 2016, we paid our first quarterly dividend. Our board of directors expects to declare regular quarterly dividends.

$250
$200
$150
$100
$50
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
NASDAQ Telecommunications Index
S&P 500 Index
S&P 500 Media & Entertainment Index
Sirius XM Holdings Inc.

Stockholder Return Performance Table

	NASDAQ Telecommunications Index	S&P 500 Index	S&P 500 Media & Entertainment Index	Sirius XM Holdings Inc.
December 31, 2017	$100.00	$100.00	$100.00	$100.00
December 31, 2018	$103.03	$93.76	$89.12	$106.53
December 31, 2019	$114.76	$120.84	$119.08	$133.40
December 31, 2020	$140.05	$140.49	$156.20	$118.84
December 31, 2021	$146.74	$178.27	$197.87	$118.47
December 31, 2022	$109.72	$143.61	$110.68	$108.96
We determined to change the published industry index used for the required performance graph as the S&P 500 Media and Entertainment Index more appropriately reflects the companies with which we compete, including for talent.

Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon exercise of options, warrants and rights under our equity compensation plans. Information is as of December 31, 2022.

Plan Category (shares in millions)	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	219	$5.55	122
Equity compensation plans not approved by security holders	—	—	—
Total	219	$5.55	122
__________
(1)In addition to shares issuable upon exercise of stock options, amount also includes approximately 85 shares underlying restricted stock units, including performance-based restricted stock units (“PRSUs”) and dividend equivalents thereon. The number of shares to be issued in respect of PRSUs and dividend equivalents thereon have been calculated based on the assumption that the maximum levels of performance applicable to the PRSUs will be achieved.
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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of December 31, 2022, our Sirius XM business had approximately 34.3 million subscribers.
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

Pandora and Off-platform
Pandora operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of December 31, 2022, Pandora had approximately 6.2 million subscribers.
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

Liberty Media
As of December 31, 2022, Liberty Media beneficially owned, directly and indirectly, approximately 82% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Results of Operations
Set forth below are our results of operations for the year ended December 31, 2022 compared with the year ended December 31, 2021. Refer to our Form 10-K for the year ended December 31, 2021 filed with the SEC on February 1, 2022 for our results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Years Ended December 31,		2022 vs 2021 Change
	2022	2021	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$6,370	$6,084	$286	5%
Advertising revenue	196	188	8	4%
Equipment revenue	189	201	(12)	(6)%
Other revenue	150	151	(1)	(1)%
Total Sirius XM revenue	6,905	6,624	281	4%
Pandora and Off-platform:
Subscriber revenue	522	530	(8)	(2)%
Advertising revenue	1,576	1,542	34	2%
Total Pandora and Off-platform revenue	2,098	2,072	26	1%
Total consolidated revenue	9,003	8,696	307	4%
Cost of services
Sirius XM:
Revenue share and royalties	1,552	1,532	20	1%
Programming and content	546	511	35	7%
Customer service and billing	415	415	—	—%
Transmission	158	159	(1)	(1)%
Cost of equipment	13	18	(5)	(28)%
Total Sirius XM cost of services	2,684	2,635	49	2%
Pandora and Off-platform:
Revenue share and royalties	1,250	1,140	110	10%
Programming and content	58	48	10	21%
Customer service and billing	82	86	(4)	(5)%
Transmission	56	59	(3)	(5)%
Total Pandora and Off-platform cost of services	1,446	1,333	113	8%
Total consolidated cost of services	4,130	3,968	162	4%
Subscriber acquisition costs	352	325	27	8%
Sales and marketing	1,075	1,056	19	2%
Engineering, design and development	285	265	20	8%
General and administrative	525	514	11	2%
Depreciation and amortization	536	533	3	1%
Impairment, restructuring and acquisition costs	64	20	44	nm
Total operating expenses	6,967	6,681	286	4%
Income from operations	2,036	2,015	21	1%
Other (expense) income:
Interest expense	(422)	(415)	(7)	(2)%
Loss on extinguishment of debt	—	(83)	83	nm
Other (expense) income	(9)	9	(18)	nm
Total other expense	(431)	(489)	58	12%
Income before income taxes	1,605	1,526	79	5%
Income tax expense	(392)	(212)	(180)	(85)%
Net income	$1,213	$1,314	$(101)	(8)%
nm - not meaningful

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the years ended December 31, 2022 and 2021, subscriber revenue was $6,370 and $6,084, respectively, an increase of 5%, or $286. The increase was primarily driven by growth in our ARPU of 6% and in our self-pay subscriber base of 1% driving higher self-pay revenue and U.S. Music Royalty Fees, partially offset by lower revenue generated from automakers offering paid promotional subscriptions.
We expect subscriber revenues to increase based on increases in the average price of our subscriptions.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the years ended December 31, 2022 and 2021, advertising revenue was $196 and $188, respectively, an increase of 4%, or $8. The increase was due to a greater number of spots sold and aired primarily on sports and news channels.

We expect our Sirius XM advertising revenue to grow as we improve monetization opportunities through SXM Media, our advertising sales group.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the years ended December 31, 2022 and 2021, equipment revenue was $189 and $201, respectively, a decrease of 6%, or $12. The decrease was driven by lower royalties due to supplier cost increases related to the semiconductor supply shortages as well as lower radio sales; partially offset by higher chipset production driven by an increase in OEM demand.

We expect equipment revenue to decrease due to the semiconductor supply shortages driving higher chipset costs.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, revenue from our connected vehicle services, and ancillary revenues.
For the years ended December 31, 2022 and 2021, other revenue was $150 and $151, respectively, a decrease of 1%, or $1. The decrease was primarily driven by lower revenue generated from our connected vehicle services, partially offset by higher revenue generated by Sirius XM Canada.
We expect other revenue to decline as revenue generated by Sirius XM Canada and from our connected vehicle services decrease.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus, Pandora Premium, Stitcher and Simplecast subscriptions.
For the years ended December 31, 2022 and 2021, Pandora and Off-platform subscriber revenue was $522 and $530, respectively, a decrease of 2%, or $8. The decrease was primarily driven by the decline in Pandora's subscriber base.
We expect Pandora and Off-platform subscriber revenues to decline slightly.
Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the years ended December 31, 2022 and 2021, Pandora and Off-platform advertising revenue was $1,576 and $1,542, respectively, an increase of 2%, or $34. The increase was primarily driven by additional revenue generated by our Off-platform and podcast businesses, partially offset by a decline in on-platform revenue.
We expect Pandora and Off-platform advertising revenue to remain relatively flat given macroeconomic trends as growth in our Off-platform and podcast businesses is offset by a decline in on-platform revenue.

Total Consolidated Revenue
Total Consolidated Revenue for the years ended December 31, 2022 and 2021, was $9,003 and $8,696, respectively, an increase of 4%, or $307.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the years ended December 31, 2022 and 2021, revenue share and royalties were $1,552 and $1,532, respectively, an increase of 1%, or $20, but decreased as a percentage of total Sirius XM revenue. The increase was driven by overall greater revenues subject to revenue share.
We expect our Sirius XM revenue share and royalty costs to increase as our revenues grow.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the years ended December 31, 2022 and 2021, programming and content expenses were $546 and $511, respectively, an increase of 7%, or $35, and increased as a percentage of total Sirius XM revenue. The increase was driven by higher content licensing costs.
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
For both the years ended December 31, 2022 and 2021, customer service and billing expenses were $415 and decreased as a percentage of total Sirius XM revenue. Higher transaction costs and bad debt expense resulting from a higher self-pay subscriber base were offset by lower call center costs.
We expect our Sirius XM customer service and billing expenses to remain relatively flat.
Sirius XM Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet and 360L streaming and connected vehicle services.
For the years ended December 31, 2022 and 2021, transmission expenses were $158 and $159, respectively, a decrease of 1%, or $1, and decreased as a percentage of total Sirius XM revenue. The decrease was primarily driven by lower wireless costs, partially offset by costs associated with consumers using our 360L platform.
We expect our Sirius XM transmission expenses to increase as costs associated with consumers using our 360L platform rise and investments in streaming grow.
Sirius XM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the years ended December 31, 2022 and 2021, cost of equipment was $13 and $18, respectively, a decrease of 28%, or $5, and decreased as a percentage of equipment revenue. The decrease was driven by lower component and accessories sales.
We expect our Sirius XM cost of equipment to remain relatively flat.

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
For the years ended December 31, 2022 and 2021, revenue share and royalties were $1,250 and $1,140, respectively, an increase of 10%, or $110, and increased as a percentage of total Pandora revenue. The increase was primarily due to costs related to the acquisition of rights to sell advertising in certain podcasts.
We expect our Pandora and Off-platform revenue share and royalties to increase based on a variety of music-related factors, including higher royalty rates under the statutory webcasting license, and additional costs associated with our podcast distribution agreements.
Pandora and Off-platform Programming and Content includes costs to produce live listener events and promote content.
For the years ended December 31, 2022 and 2021, programming and content expenses were $58 and $48, respectively, an increase of 21%, or $10, and increased as a percentage of total Pandora revenue. The increase was primarily attributable to higher personnel-related costs.
We expect our Pandora and Off-platform programming and content costs to increase as we offer additional programming and produce live listener events and promotions.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the years ended December 31, 2022 and 2021, customer service and billing expenses were $82 and $86, respectively, a decrease of 5%, or $4, and decreased as a percentage of total Pandora revenue. The decrease was primarily driven by lower transaction fees.
We expect our Pandora and Off-platform customer service and billing costs to decrease with declines in our subscriber base.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the years ended December 31, 2022 and 2021, transmission expenses were $56 and $59, respectively, a decrease of 5%, or $3, and decreased as a percentage of total Pandora revenue. The decrease was primarily driven by lower personnel-related costs.
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
For the years ended December 31, 2022 and 2021, subscriber acquisition costs were $352 and $325, respectively, an increase of 8%, or $27, and increased as a percentage of total revenue. The increase was driven by OEM installations which grew 10%, compared to the prior year.
We expect subscriber acquisition costs to fluctuate with OEM installations.  We intend to continue to offer subsidies and other incentives to induce OEMs to include our technology in their vehicles.

Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; and personnel related costs including salaries, commissions, and sales support. Marketing costs include expenses related to direct mail, outbound telemarketing, email communications, social media, television and performance media.
For the years ended December 31, 2022 and 2021, sales and marketing expenses were $1,075 and $1,056, respectively, an increase of 2%, or $19, but decreased as a percentage of total revenue. The increase was primarily due to additional investments in advertising and marketing to support our brands and streaming marketing expenditures.
We anticipate that sales and marketing expenses will decline slightly based on current levels of direct marketing, performance media, and brand marketing spend associated with acquiring and retaining listeners and subscribers.
Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.
For the years ended December 31, 2022 and 2021, engineering, design and development expenses were $285 and $265, respectively, an increase of 8%, or $20, and increased as a percentage of total revenue. The increase was driven primarily by higher cloud hosting costs as well as higher personnel-related costs.
We expect engineering, design and development expenses to increase in future periods as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and include costs related to our finance, legal, human resources and information technologies departments.
For the years ended December 31, 2022 and 2021, general and administrative expenses were $525 and $514, respectively, an increase of 2%, or $11, and decreased as a percentage of total revenue.  The increase was primarily driven by higher legal, data center, and consulting costs, partially offset by lower personnel-related costs.
We expect our general and administrative expenses to remain relatively flat.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the years ended December 31, 2022 and 2021, depreciation and amortization expense was $536 and $533, respectively, an increase of 1%, or $3, and decreased as a percentage of total revenue.  The increase was driven by the addition of software that was developed and placed in service.
Impairment, Restructuring and Acquisition Costs represents impairment charges, net of insurance recoveries, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces and acquisition costs.
For the years ended December 31, 2022 and 2021, impairment, restructuring, and acquisition costs were $64 and $20, respectively. During 2022, we recorded an impairment of $43 associated with terminated software projects, $16 related to certain vacated office spaces, $5 in connection with furniture and equipment located at the impaired office spaces, and $6 related to personnel severance as well as acquisition related costs of $2; partially offset by $8 from the gain on sale of real estate. During 2021, we recorded restructuring costs of $25 resulting from the termination of leased office space and $12 related to acquisition costs, partially offset by the reversal of a liability related to the Stitcher acquisition.
Other Income (Expense)
Interest Expense includes interest on outstanding debt.
For the years ended December 31, 2022 and 2021, interest expense was $422 and $415, respectively, an increase of 2%, or $7.  The increase was primarily driven by a higher average outstanding debt balance as well as lower capitalized interest, partially offset by lower interest rates.
Loss on Extinguishment of Debt includes losses incurred as a result of the redemption of certain debt.
For the years ended December 31, 2022 and 2021, loss on extinguishment of debt was $0 and $83, respectively.  The loss on extinguishment of debt recorded in 2021 was due to the redemption of $1,000 principal amount of Sirius XM's

3.875% Senior Notes due 2022, $1,500 principal amount of Sirius XM's 4.625% Senior Notes due 2024, and $1,000 principal amount of Sirius XM's 5.375% Senior Notes due 2026.
Other (Expense) Income primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For the years ended December 31, 2022 and 2021, other (expense) income was $(9) and $9, respectively.  Other expense for the year ended December 31, 2022, was primarily driven by trading losses associated with the investments held for our Deferred Compensation Plan. Other income for the year ended December 31, 2021, was primarily driven by interest earned on our loan to Sirius XM Canada.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the years ended December 31, 2022 and 2021, income tax expense was $392 and $212, respectively, and our effective tax rate was 24.4% and 13.9%, respectively.
Our effective tax rate of 24.4% for the year ended December 31, 2022 was primarily impacted by federal and state income tax expense as well as changes in state valuation allowance, partially offset by a benefit related to research and development and certain other credits. Our effective tax rate of 13.9% for the year ended December 31, 2021 was primarily impacted by federal and state income tax expense, partially offset by settlements with various states as well as a benefit related to research and development and certain other credits.

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

Set forth below are our subscriber balances as of December 31, 2022 compared to December 31, 2021.

	As of December 31,		2022 vs 2021 Change
(subscribers in thousands)	2022	2021	Amount	%
Sirius XM
Self-pay subscribers	32,387	32,039	348	1%
Paid promotional subscribers	1,918	1,994	(76)	(4)%
Ending subscribers	34,305	34,033	272	1%
Sirius XM Canada subscribers	2,567	2,517	50	2%

Pandora and Off-platform
Monthly active users - all services	47,638	52,275	(4,637)	(9)%
Self-pay subscribers	6,215	6,324	(109)	(2)%
Paid promotional subscribers	—	69	(69)	(100)%
Ending subscribers	6,215	6,393	(178)	(3)%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the years ended December 31, 2022 and 2021. Refer to our Form 10-K for the year ended December 31, 2021 filed with the SEC on February 1, 2022 for our Non-GAAP financial and operating performance measures for the year ended December 31, 2021 compared with the year ended December 31, 2020.

	For the Years Ended December 31,		2022 vs 2021 Change
(subscribers in thousands)	2022	2021	Amount	%
Sirius XM
Self-pay subscribers	348	1,152	(804)	(70)%
Paid promotional subscribers	(76)	(1,833)	1,757	96%
Net additions	272	(681)	953	140%
Weighted average number of subscribers	34,039	34,345	(306)	(1)%
Average self-pay monthly churn	1.5%	1.6%	(0.1)%	(6)%
ARPU (1)	$15.63	$14.76	$0.87	6%
SAC, per installation	$14.32	$12.58	$1.74	14%
Pandora and Off-platform
Self-pay subscribers	(109)	45	(154)	(342)%
Paid promotional subscribers	(69)	7	(76)	nm
Net additions	(178)	52	(230)	(442)%
Weighted average number of subscribers	6,308	6,487	(179)	(3)%
Ad supported listener hours (in billions)	10.88	11.55	(0.67)	(6)%
Advertising revenue per thousand listener hours (RPM)	$101.19	$102.74	$(1.55)	(2)%
Total Company
Adjusted EBITDA	$2,833	$2,770	$63	2%
Free cash flow	$1,551	$1,831	$(280)	(15)%
nm - not meaningful

(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $182 and $190 for the years ended December 31, 2022 and 2021, respectively.

Sirius XM
Subscribers. At December 31, 2022, we had approximately 34,305 subscribers, an increase of approximately 272 subscribers, or 1%, from the approximately 34,033 subscribers as of December 31, 2021. The increase was due to growth in our self-pay subscriber base, partially offset by the decline in paid promotional subscribers generated by automakers driven by a shift to shorter paid trials and unpaid trials.
For the years ended December 31, 2022 and 2021, net subscriber additions were 272 and (681), respectively, an increase of 140%, or 953. The increase was driven by paid promotional net additions, which remained negative, but increased compared to the prior year due to certain developments experienced during the first half of 2021, including the impact of the semiconductor supply shortage as well as a shift to free trials at certain automakers. Self-pay net additions decreased driven by a lower trial funnel and lower vehicle conversion rates, partially offset by lower voluntary churn as well as growth in streaming net additions.
Sirius XM Canada Subscribers. At December 31, 2022, Sirius XM Canada had approximately 2,567 subscribers, an increase of 50, or 2%, from the approximately 2,517 Sirius XM Canada subscribers as of December 31, 2021.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For the years ended December 31, 2022 and 2021, our average self-pay monthly churn rate was 1.5% and 1.6%, respectively. The decrease was driven by lower voluntary and vehicle related churn.
ARPU is derived from total earned subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the years ended December 31, 2022 and 2021, ARPU was $15.63 and $14.76, respectively. The increase was driven by increases in certain subscription rates, partially offset by the impact of the mix of promotional plans.
SAC, Per Installation, is derived from subscriber acquisition costs less margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the years ended December 31, 2022 and 2021, SAC, per installation, was $14.32 and $12.58, respectively. The increase was driven by higher OEM hardware subsidy rates combined with a change in the mix of OEMs and higher chipset costs due to the semiconductor supply shortages.
Pandora and Off-platform
Monthly Active Users. At December 31, 2022, Pandora had approximately 47,638 monthly active users, a decrease of 4,637 monthly active users, or 9%, from the 52,275 monthly active users as of December 31, 2021. The decrease in monthly active users was driven by an increase in ad-supported listener churn and a decrease in the number of new users.
Subscribers. At December 31, 2022, Pandora had approximately 6,215 subscribers, a decrease of 178, or 3%, from the approximately 6,393 subscribers as of December 31, 2021.
For the years ended December 31, 2022 and 2021, net subscriber additions were (178) and 52, respectively, a decrease of 442%, or 230. Net additions decreased as a result of a decline in trial starts.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-radio content offerings in the definition of listener hours.
For the years ended December 31, 2022 and 2021, ad supported listener hours was 10.88 billion and 11.55 billion, respectively. The decrease in ad supported listener hours was primarily driven by the decline in monthly active users, partially offset by higher hours per active user.
RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours to our Pandora advertising-based service.

For the years ended December 31, 2022 and 2021, RPM was $101.19 and $102.74, respectively. The decrease was a result of a decline in sell-through.
Total Company
Adjusted EBITDA. EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes or adjusts for the impact of other expense (income), loss on extinguishment of debt, impairment, restructuring and acquisition costs, other non-cash charges such as share-based payment expense, and legal settlements and reserves (if applicable). (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the years ended December 31, 2022 and 2021, adjusted EBITDA was $2,833 and $2,770, respectively, an increase of 2%, or $63. The increase was due to higher subscriber and advertising revenue, partially offset by higher revenue share and royalties, programming, and subscriber acquisition costs.
Free Cash Flow includes cash provided by operations plus insurance recoveries on our satellites, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the years ended December 31, 2022 and 2021, free cash flow was $1,551 and $1,831, respectively, a decrease of $280, or 15%. The decrease was driven by satellite insurance recoveries in 2021 and higher income tax payments; partially offset by cash received from customers.

Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the year ended December 31, 2022 compared with the year ended December 31, 2021. Refer to our Form 10-K for the year ended December 31, 2021 filed with the SEC on
February 1, 2022 for our cash flows for the year ended December 31, 2021 compared with the year ended December 31, 2020.

	For the Years Ended December 31,
	2022	2021	2022 vs 2021
Net cash provided by operating activities	$1,976	$1,998	$(22)
Net cash used in investing activities	(548)	(200)	(348)
Net cash used in financing activities	(1,562)	(1,682)	120
Net (decrease) increase in cash, cash equivalents and restricted cash	(134)	116	(250)
Cash, cash equivalents and restricted cash at beginning of period	199	83	116
Cash, cash equivalents and restricted cash at end of period	$65	$199	$(134)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $22 to $1,976 for the year ended December 31, 2022 from $1,998 for the year ended December 31, 2021.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the year ended December 31, 2022 were primarily due to spending for capitalized software and hardware, to construct satellites, and acquisitions for total cash consideration of $136. Cash flows used in investing activities in the year ended December 31, 2021 were primarily due to spending primarily for capitalized software and hardware, and to construct a replacement satellite, partially offset by proceeds collected from satellite insurance policies associated with SXM-7. We spent $247 and $238 on capitalized software and hardware as well as $122 and $93 to construct satellites during the years ended December 31, 2022 and 2021, respectively.

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
Cash flows used in financing activities in the year ended December 31, 2022 were primarily due to the payment of cash dividends of $1,339, the purchase and retirement of shares of our common stock under our repurchase program for $647, and payment of $114 for taxes in lieu of shares issued for share-based compensation, partially offset by net borrowings under our Credit Facility of $80 and an amendment to our Credit Facility to incorporate an Incremental Term Loan borrowing of $500 ($499 net of costs) which matures on April 11, 2024. Cash flows used in financing activities in the year ended December 31, 2021 were primarily due to the redemptions of Sirius XM's 3.875% Senior Notes due 2022 for $1,019, 4.625% Senior Notes due 2024 for $1,541 and 5.375% Senior Notes due 2026 for $1,034, the purchase and retirement of shares of our common stock under our repurchase program for $1,523, the payment of cash dividends of $268, payment of $103 for taxes in lieu of shares issued for share-based compensation, and the repayment of borrowings under our Credit Facility of $653; partially offset by the issuance of $2,000 in aggregate principal amount of Sirius XM's 4.00% Senior Notes due 2028, $1,000 in aggregate principal amount of Sirius XM's 3.125% Senior Notes due 2026, and $1,500 in aggregate principal amount of Sirius XM's 3.875% Senior Notes due 2031.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of December 31, 2022, $80 was outstanding under our Credit Facility and $1,670 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and to pursue strategic opportunities.
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
Capital Return Program
As of December 31, 2022, our board of directors had authorized for repurchase an aggregate of $18,000 of our common stock.  As of December 31, 2022, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,662 shares for $16,558, and $1,442 remained available for additional repurchases under our existing stock repurchase program authorization.
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

On January 25, 2023, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0242 per share of common stock payable on February 24, 2023 to stockholders of record as of the close of business on February 9, 2023.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's convertible notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of December 31, 2022, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 13 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.
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
Non-Financial Instrument Valuations. Our non-financial instrument valuations are primarily comprised of our determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations, our annual assessment of the recoverability of our goodwill and other nonamortizable intangibles, such as trademarks, and our evaluation of the recoverability of our other long-lived assets upon certain triggering events. If the carrying value of our long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such writedown is included in Impairment, restructuring and acquisition costs in our consolidated statement of operations. Judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.
As of December 31, 2022, the intangible assets not subject to amortization for each of our consolidated reportable segments were as follows (amounts in millions):

	Goodwill	FCC Licenses	Trademarks	Total
Sirius XM	$2,290	$2,084	$250	$4,624
Pandora and Off-platform	959	—	312	1,271
Consolidated	$3,249	$2,084	$562	$5,895

We perform our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets in the fourth quarter each year, or more frequently if events and circumstances indicate impairment may have occurred. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The accounting guidance also allows entities the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.
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
We currently operate four in-orbit XM satellites, XM-3, XM-4, XM-5 and SXM-8. Our XM-3 satellite launched in 2005 and our XM-4 satellite launched in 2006 are used as in-orbit spares and reached the end of their depreciable lives in 2020 and 2021, respectively. Our XM-5 satellite was launched in 2010 and is expected to reach the end of its depreciable life in 2025. SXM-7 was launched into a geostationary orbit in December 2020 and in-orbit testing of SXM-7 began on January 4, 2021. During in-orbit testing of SXM-7 events occurred which caused failures of certain SXM-7 payload units. The evaluation of SXM-7 concluded that the satellite would not function as intended and the asset was fully impaired in 2021. Our SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. Our SXM-8 satellite replaced our XM-3 satellite. We have entered into agreements for the design and construction of four additional satellites, SXM-9, SXM-10, SXM-11 and SXM-12. We have also entered into agreements to launch two of these satellites.
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
As of December 31, 2022, we had a valuation allowance of $113 relating to deferred tax assets that are not more likely than not to be realized due to the timing of certain state net operating loss limitations and acquired net operating losses that were not likely to be utilized.
ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. If the tax position is not more likely than not to be sustained, the gross amount of the unrecognized tax position will not be recorded in the financial statements but will be shown in tabular format within the uncertain income tax positions. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs due to the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. A number of years may elapse before an uncertain tax position is effectively settled or until there is a lapse in the applicable statute of limitations. We record interest and penalties related to uncertain tax positions in Income tax expense in our consolidated statements of comprehensive income. As of December 31, 2022, the gross liability for income taxes associated with uncertain tax positions was $198.
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

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated statements of comprehensive income of certain expenses, including share-based payment expense. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure.  Investors that wish to compare and evaluate our operating results after giving effect for these costs should refer to net income as disclosed in our consolidated statements of comprehensive income. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income to the adjusted EBITDA is calculated as follows:

	For the Years Ended December 31,
	2022	2021
Net income:	$1,213	$1,314
Add back items excluded from Adjusted EBITDA:
Impairment, restructuring and acquisition costs	64	20
Share-based payment expense (1)	197	202
Depreciation and amortization	536	533
Interest expense	422	415
Loss on extinguishment of debt	—	83
Other expense (income)	9	(9)
Income tax expense	392	212
Adjusted EBITDA	$2,833	$2,770
(1)Allocation of share-based payment expense:

	For the Years Ended December 31,
	2022	2021
Programming and content	$34	$33
Customer service and billing	6	6
Transmission	6	6
Sales and marketing	52	58
Engineering, design and development	39	36
General and administrative	60	63
Total share-based payment expense	$197	$202

Free cash flow - is derived from cash flow provided by operating activities plus insurance recoveries on our satellites, net of additions to property and equipment and purchases of other investments. Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We exclude from free cash flow certain items that do not relate to the on-going performance of our business, such as cash flows related to acquisitions, strategic and short-term investments, net loan activity with related parties and other equity investees, and proceeds from the sale of real estate. We believe free cash flow is an indicator of the long-term financial stability of our business.  Free cash flow, which is reconciled to “Net cash provided by operating activities,” is a Non-GAAP financial measure.  This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding Restricted and other investment activity from “Net cash provided by operating activities” from the consolidated statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies.  Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies. Free cash flow is calculated as follows:

	For the Years Ended December 31,
	2022	2021
Cash Flow information
Net cash provided by operating activities	$1,976	$1,998
Net cash used in investing activities	(548)	(200)
Net cash used in financing activities	(1,562)	(1,682)
Free Cash Flow
Net cash provided by operating activities	1,976	1,998
Additions to property and equipment	(426)	(388)
Sale (purchases) of other investments	1	(4)
Satellite insurance recoveries	—	225
Free cash flow	$1,551	$1,831
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Years Ended December 31,
	2022	2021
Subscriber acquisition costs, excluding connected vehicle services	$352	$325
Less: margin from sales of radios and accessories, excluding connected vehicle services	(176)	(183)
	$176	$142
Installations (in thousands)	12,270	11,174
SAC, per installation (a)	$14.32	$12.58
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As of December 31, 2022, we did not hold or issue any derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
As of December 31, 2022, we also held the following investment:
In connection with the recapitalization of Sirius XM Canada on May 25, 2017, we loaned Sirius XM Canada $130.8 million. The loan is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. The loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. The carrying value of the loan as of December 31, 2022 was $8.0 million and approximated its fair value. The loan is denominated in Canadian dollars and it is subject to changes in foreign currency. Had the Canadian to U.S. dollar exchange rate been 10% lower as of December 31, 2022, the value of this loan would have been approximately $0.8 million lower.
Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Sirius XM's borrowings under the Credit Facility carry a variable interest rate, which is currently based on LIBOR (except for the Incremental Term Loan which carries a variable interest rate based on SOFR), plus an applicable rate based on its debt to operating cash flow ratio.  We currently do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Consolidated Financial Statements and financial statements and financial statement schedule contained in Part IV, Item 15, herein, which are incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation was performed under the supervision and with the participation of our management, including Jennifer C. Witz, our Chief Executive Officer, and Sean S. Sullivan, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2022.
KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-4 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is contained in the discussion entitled “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.
The additional information required by this Item 10 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2023 annual meeting of stockholders set forth under the captions Stock Ownership, Governance of the Company, Item 1. Election of Directors and Item 2. Ratification of Independent Registered Public Accountants, which we expect to file with the Securities and Exchange Commission prior to May 1, 2023.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2023 annual meeting of stockholders set forth under the captions Item 1. Election of Directors and Executive Compensation, which we expect to file with the Securities and Exchange Commission prior to May 1, 2023.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this Item 12 is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5, of this Annual Report on Form 10-K.
The additional information required by this Item 12 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2023 annual meeting of stockholders set forth under the caption Stock Ownership, which we expect to file with the Securities and Exchange Commission prior to May 1, 2023.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2023 annual meeting of stockholders set forth under the captions Governance of the Company and Item 1. Election of Directors, which we expect to file with the Securities and Exchange Commission prior to May 1, 2023.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor ID: 185.
The information required by this Item 14 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2023 annual meeting of stockholders set forth under the caption Item 2. Ratification of Independent Registered Public Accountants - Principal Accountant Fees and Services, which we expect to file with the Securities and Exchange Commission prior to May 1, 2023.

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

4.9
Indenture, dated as of August 16, 2021, relating to the 3.875% Senior Notes due 2031, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K dated August 16, 2021 (File No. 001-34295)).

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

10.6
Amendment No. 6, dated as of April 11, 2022, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on April 11. 2022 (File No. 001-34295)

**10.7
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

*10.8
Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 001-34295)).

*10.9
XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-27441)).

*10.10
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

*10.12
Sirius XM Radio 401(k) Savings Plan, January 1, 2009 Restatement (incorporated by reference to Exhibit 10.30 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-34295)).

*10.13	Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.9 to Sirius XM Radio Inc.’s Registration Statement on Form S-8 (File No. 333-160386)).

*10.14
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

*10.21
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

*10.26
Employment Agreement, dated as of November 21, 2022 between Sirius XM Radio Inc. and Patrick L. Donnelly (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on November 22, 2022 (File No. 001-34295)).

*10.27
Employment Agreement, dated as of August 21, 2017 between Sirius XM Radio Inc. and Jennifer Witz (incorporated by reference to Exhibit 10.30 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-34295)).

*10.28
Employment Agreement, dated August 16, 2018, between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-34295)).

*10.29
Letter agreement, dated August 16, 2018, regarding use of private aircraft between Sirius XM Radio Inc. and James E. Meyer (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-34295)).

*10.30
Employment Agreement, dated as of March 5, 2019 between Sirius XM Radio Inc. and Jennifer Witz (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on March 6, 2019 (File No. 001-34295)).

*10.31
Employment Agreement, dated as of September 14, 2020 between Sirius XM Radio Inc. and Jennifer Witz (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on September 15, 2020 (File No. 001-34295)).

*10.32
Letter Agreement, dated September 14, 2020, regarding private use of aircraft between Sirius XM Radio Inc. and Jennifer C. Witz (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed September 15, 2020 (File No. 001-34295)).

*10.33
First Amendment, dated February 16, 2021, to the Employment Agreement, dated as of September 14, 2020, between Sirius XM Radio Inc. and Jennifer C. Witz (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed February 17, 2021 (File No. 001-34295)).

*10.34
Employment Agreement, dated as of September 14, 2020, between Sirius XM Radio Inc. and Sean S. Sullivan (incorporated by reference to Exhibit 10.3 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed September 15, 2020 (File No. 001-34295)).

Exhibit	Description

*10.35
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

*10.38
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

*10.41
Employment Agreement, dated December 10, 2021, between Sirius XM Radio Inc. and Joseph Inzerillo (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on December 13, 2021 (File No. 001-34295)).

*10.42
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

*10.44	Sirius XM Holdings Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-34295)).

10.45
Tax Sharing Agreement, dated as of February 1, 2021 between Sirius XM Holdings Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.44 to Sirius XM Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 2, 2021 (File No. 001-34295)).

10.46
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

101.1
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (ii) Consolidated Balance Sheets as of December 31, 2022 and 2021; (iii) Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (v) Combined Notes to Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of February 2023.

SIRIUS XM HOLDINGS INC.

By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY B. MAFFEI	Chairman of the Board of Directors and Director	February 2, 2023
(Gregory B. Maffei)
/s/ JAMES E. MEYER	Vice Chairman of the Board of Directors and Director	February 2, 2023
(James E. Meyer)
/s/ JENNIFER C. WITZ	Chief Executive Officer and Director (Principal Executive Officer)	February 2, 2023
(Jennifer C. Witz)
/s/ SEAN S. SULLIVAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 2, 2023
(Sean S. Sullivan)
/s/ THOMAS D. BARRY	Senior Vice President and Controller (Principal Accounting Officer)	February 2, 2023
(Thomas D. Barry)
/s/ DAVID A. BLAU	Director	February 2, 2023
(David A. Blau)
/s/ EDDY W. HARTENSTEIN	Director	February 2, 2023
(Eddy W. Hartenstein)
/s/ ROBIN S. P. HICKENLOOPER	Director	February 2, 2023
(Robin S. P. Hickenlooper)
/s/ JAMES P. HOLDEN	Director	February 2, 2023
(James P. Holden)
/s/ EVAN D. MALONE	Director	February 2, 2023
(Evan D. Malone)
/s/ JONELLE PROCOPE	Director	February 2, 2023
(Jonelle Procope)
/s/ MICHAEL RAPINO	Director	February 2, 2023
(Michael Rapino)
/s/ KRISTINA M. SALEN	Director	February 2, 2023
(Kristina M. Salen)
/s/ CARL E. VOGEL	Director	February 2, 2023
(Carl E. Vogel)
/s/ DAVID M. ZASLAV	Director	February 2, 2023
(David M. Zaslav)

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sirius XM Holdings Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sirius XM Holdings Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 2, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over certain subscriber and advertising revenues
As discussed in Notes 2 and 18 to the consolidated financial statements, and disclosed in the consolidated statements of comprehensive income, the Company generated $9,003 million of revenues, of which $6,370 million was Sirius XM subscriber revenue and $1,576 million was Pandora (Pandora Media, LLC and subsidiaries, the successor to Pandora Media, Inc. and subsidiaries) advertising revenue, for the year ended December 31, 2022. The Company’s accounting for these subscriber and advertising revenues involved multiple information technology (IT) systems.
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

Fair values of the Pandora and Off-Platform reporting unit and the Pandora trademark
As discussed in Note 8 to the consolidated financial statements, the Company’s goodwill balance for the Pandora and Off-Platform reporting unit was $959 million as of December 31, 2022. Additionally, as discussed in Note 9 to the consolidated financial statements, the trademarks balance due to acquisitions recorded to the Pandora and Off-Platform reporting unit was $312 million as of December 31, 2022, a portion of which related to the Pandora trademark. The Company performs goodwill and indefinite-lived assets impairment testing on an annual basis during the fourth quarter of each fiscal year, and whenever events and changes in circumstances indicate that the carrying value of a reporting unit or a trademark more likely than not exceeds its fair value.
We identified the assessment of the fair values of the Pandora and Off-Platform reporting unit and the Pandora trademark as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used by the Company to estimate these fair values. Specifically, the revenue growth rates, long-term growth rate, and the discount rates involved a higher degree of subjectivity. In addition, these key assumptions were challenging to test due to the sensitivity of the fair value to changes in these assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill and trademark impairment assessment process, including controls related to the key assumptions noted above. We performed sensitivity analyses to assess the impact of possible changes to the revenue growth rates, long-term growth rate and discount rates assumptions on the fair value of the Pandora and Off-Platform reporting unit and Pandora trademark. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast revenues. We compared the Company’s forecasted revenue growth rate assumptions to historical revenue growth rates, to projected revenue growth rates for comparable companies, and to other publicly available data, including third party market studies. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s long-term growth rate by comparing it to long-term growth rate estimates that were independently developed using publicly available market data for the Company’s industry as well as U.S. economic growth rates
•evaluating the Company’s discount rates by comparing them to discount rates that were independently developed using publicly available market data for comparable companies.

/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
New York, New York
February 2, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sirius XM Holdings Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Sirius XM Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 2, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
New York, New York
February 2, 2023

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions, except per share data)	2022	2021	2020
Revenue:
Subscriber revenue	$6,892	$6,614	$6,372
Advertising revenue	1,772	1,730	1,340
Equipment revenue	189	201	173
Other revenue	150	151	155
Total revenue	9,003	8,696	8,040
Operating expenses:
Cost of services:
Revenue share and royalties	2,802	2,672	2,421
Programming and content	604	559	481
Customer service and billing	497	501	481
Transmission	214	218	177
Cost of equipment	13	18	19
Subscriber acquisition costs	352	325	362
Sales and marketing	1,075	1,056	957
Engineering, design and development	285	265	263
General and administrative	525	514	511
Depreciation and amortization	536	533	506
Impairment, restructuring and acquisition costs	64	20	1,004
Total operating expenses	6,967	6,681	7,182
Income from operations	2,036	2,015	858
Other (expense) income:
Interest expense	(422)	(415)	(394)
Loss on extinguishment of debt	—	(83)	(40)
Other (expense) income	(9)	9	6
Total other expense	(431)	(489)	(428)
Income before income taxes	1,605	1,526	430
Income tax expense	(392)	(212)	(299)
Net income	$1,213	$1,314	$131
Foreign currency translation adjustment, net of tax	(19)	—	7
Total comprehensive income	$1,194	$1,314	$138
Net income per common share:
Basic	$0.31	$0.32	$0.03
Diluted	$0.31	$0.32	$0.03
Weighted average common shares outstanding:
Basic	3,916	4,062	4,330
Diluted	3,990	4,143	4,429

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$57	$191
Receivables, net	655	722
Related party current assets	42	21
Prepaid expenses and other current assets	284	246
Total current assets	1,038	1,180
Property and equipment, net	1,499	1,450
Intangible assets, net	3,050	3,186
Goodwill	3,249	3,151
Related party long-term assets	488	526
Deferred tax assets	147	200
Operating lease right-of-use assets	315	358
Other long-term assets	236	223
Total assets	$10,022	$10,274
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,248	$1,299
Accrued interest	165	173
Current portion of deferred revenue	1,322	1,454
Current maturities of debt	196	—
Operating lease current liabilities	50	49
Related party current liabilities	—	5
Total current liabilities	2,981	2,980
Long-term deferred revenue	81	97
Long-term debt	9,256	8,832
Deferred tax liabilities	565	478
Operating lease liabilities	320	362
Other long-term liabilities	170	150
Total liabilities	13,373	12,899
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 3,891 and 3,968 shares issued; 3,891 and 3,967 shares outstanding at December 31, 2022 and December 31, 2021, respectively	4	4
Accumulated other comprehensive (loss) income, net of tax	(4)	15
Treasury stock, at cost; 0 and 1 share of common stock at December 31, 2022 and December 31, 2021, respectively	—	(8)
Accumulated deficit	(3,351)	(2,636)
Total stockholders’ equity (deficit)	(3,351)	(2,625)
Total liabilities and stockholders’ equity (deficit)	$10,022	$10,274
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at January 1, 2020	4,412	$4	$8	$395	—	$—	$(1,143)	$(736)
Comprehensive income, net of tax	—	—	7	—	—	—	131	138
Share-based payment expense	—	—	—	239	—	—	—	239
Exercise of stock options and vesting of restricted stock units	28	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(115)	—	—	—	(115)
Cash dividends paid on common stock, $0.05457 per share	—	—	—	(170)	—	—	(67)	(237)
Common stock repurchased	—	—	—	—	267	(1,574)	—	(1,574)
Common stock retired	(264)	—	—	(349)	(264)	1,555	(1,206)	—
Balance at December 31, 2020	4,176	$4	$15	$—	3	$(19)	$(2,285)	$(2,285)
Comprehensive income, net of tax	—	—	—	—	—	—	1,314	1,314
Share-based payment expense	—	—	—	215	—	—	—	215
Exercise of stock options and vesting of restricted stock units	38	—	—	10	—	—	—	10
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(103)	—	—	—	(103)
Cash dividends paid on common stock, $0.0658845 per share	—	—	—	(126)	—	—	(142)	(268)
Issuance of restricted stock units in connection with business acquisition	—	—	—	4	—	—	—	4
Common stock repurchased	—	—	—	—	245	(1,512)	—	(1,512)
Common stock retired	(246)	—	—	—	(247)	1,523	(1,523)	—
Balance at December 31, 2021	3,968	$4	$15	$—	1	$(8)	$(2,636)	$(2,625)
Cumulative effect of change in accounting principles	—	—	—	—	—	—	(10)	(10)
Comprehensive (loss) income, net of tax	—	—	(19)	—	—	—	1,213	1,194
Share-based payment expense	—	—	—	213	—	—	—	213
Exercise of stock options and vesting of restricted stock units	27	—	—	4	—	—	—	4
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(114)	—	—	—	(114)
Capital contribution related to Tax Sharing Agreement with Liberty Media	—	—	—	—	—	—	(35)	(35)
Cash dividends paid on common stock, $0.3400845 per share	—	—	—	(103)	—	—	(1,236)	(1,339)
Issuance of restricted stock units in connection with business acquisition	—	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	103	(639)	—	(639)
Common stock retired	(104)	—	—	—	(104)	647	(647)	—
Balance at December 31, 2022	3,891	$4	$(4)	$—	—	$—	$(3,351)	$(3,351)
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$1,213	$1,314	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	536	533	506
Impairment and restructuring costs, net	61	24	1,000
Non-cash interest expense, net of amortization of premium	15	21	20
Change in fair value of contingent consideration	—	(17)	—
Provision for doubtful accounts	59	53	60
Amortization of deferred income related to equity method investment	—	—	(3)
Loss on extinguishment of debt	—	83	40
Loss on unconsolidated entity investments, net	5	18	16
Dividend received from unconsolidated entity investment	8	2	2
Loss (gain) on other investments	10	(5)	(3)
Share-based payment expense	197	202	223
Deferred income tax expense	202	131	238
Amortization of right-of-use assets	49	50	56
Changes in operating assets and liabilities:
Receivables	10	(108)	(36)
Related party, net	(26)	7	—
Prepaid expenses and other current assets	(38)	(47)	12
Other long-term assets	(1)	(8)	(61)
Accounts payable and accrued expenses	(71)	104	42
Accrued interest	(8)	(1)	13
Deferred revenue	(148)	(287)	(223)
Operating lease liabilities	(63)	(55)	(53)
Other long-term liabilities	(34)	(16)	38
Net cash provided by operating activities	1,976	1,998	2,018
Cash flows from investing activities:
Additions to property and equipment	(426)	(388)	(350)
Proceeds from insurance recoveries	—	225	—
Sale (purchases) of other investments	1	(4)	(8)
Acquisition of business, net of cash acquired	(136)	(14)	(300)
Proceeds from sale of real estate	15	—	—
Investments in related parties and other equity investees	(2)	(21)	(94)
Repayment from related party	—	2	11
Net cash used in investing activities	(548)	(200)	(741)
Cash flows from financing activities:
Proceeds from exercise of stock options	4	10	—
Taxes paid from net share settlements for stock-based compensation	(114)	(103)	(114)
Revolving credit facility, net	80	(653)	649
Proceeds from long-term borrowings, net of costs	499	4,442	1,481
Principal payments of long-term borrowings	(6)	(3,503)	(1,507)
Payment of premiums on redemption of debt	—	(62)	(31)
Payment of contingent consideration for business acquisition	(3)	(22)	—
Distribution to parent related to Tax Sharing Agreement	(36)	—	—
Common stock repurchased and retired	(647)	(1,523)	(1,555)
Dividends paid	(1,339)	(268)	(237)
Net cash used in financing activities	(1,562)	(1,682)	(1,314)
Net (decrease) increase in cash, cash equivalents and restricted cash	(134)	116	(37)
Cash, cash equivalents and restricted cash at beginning of period (1)	199	83	120
Cash, cash equivalents and restricted cash at end of period (1)	$65	$199	$83
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$411	$393	$358
Income taxes paid	$275	$82	$38
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$14	$—	$—
Accumulated other comprehensive (loss) income, net of tax	$(19)	$—	$7

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$57	$191	$71	$106
Restricted cash included in Other long-term assets	8	8	12	14
Total cash, cash equivalents and restricted cash at end of period	$65	$199	$83	$120
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
Business
We operate two complementary audio entertainment businesses - one of which we refer to as “Sirius XM” and the second of which we refer to as “Pandora and Off-platform”.  We are the leading audio entertainment company in North America with a portfolio of audio businesses including our flagship subscription entertainment service, Sirius XM; the ad-supported and premium music streaming services of Pandora; a podcast network; an advertising sales group, SXM Media; and a suite of advertising technology solutions.
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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of December 31, 2022, our Sirius XM business had approximately 34.3 million subscribers.
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
Pandora and Off-platform
Our Pandora and Off-platform business operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of December 31, 2022, Pandora had approximately 6.2 million subscribers.
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
Liberty Media
As of December 31, 2022, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 82% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements. Refer to Note 12 for more information regarding related parties.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2022 and have determined that no events have occurred that would require adjustment to our consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our consolidated financial statements refer to Note 19.
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
Customers pay for the services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our consolidated statement of comprehensive income as the services are provided. Changes in the deferred revenue balance during the year ended December 31, 2022 were not materially impacted by other factors.
As the majority of our contracts are one year or less, we have utilized the optional exemption under ASC 606-10-50-14 and do not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of December 31, 2022, less than six percent of our total deferred revenue balance related to contracts that extend beyond one year. These contracts primarily include prepaid data trials which are typically provided for three to five years as well as for self-pay customers who prepay for their audio subscriptions for up to three years in advance. These amounts are recognized on a straight-line basis as our services are provided.
Revenue Share
We share a portion of our subscription revenues earned from self-pay subscribers with certain automakers.  The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue. Revenue share on self-pay revenue is recognized as an expense and recorded in Revenue share and royalties in our consolidated statements of comprehensive income. We also pay revenue share to certain talent on non-music stations on our satellite radio service and to podcast talent based on advertising revenue for the related channel or podcast. Revenue share on non-music channels and podcasts is recognized in Revenue share and royalties in our consolidated statements of comprehensive income when it is earned. In some cases, we pay minimum guarantees for revenue share to podcast owners which is recorded in Prepaid and other current assets in our consolidated balance sheets. The minimum guarantee is recognized in Revenue share and royalties primarily on a straight line basis over the contractual term. The prepaid balance is regularly reviewed for recoverability and any amount not deemed to be recoverable is recognized as an expense in the period.
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
Advertising Costs
Media is expensed when aired and advertising production costs are expensed as incurred.  Advertising production costs include expenses related to marketing and retention activities, including expenses related to direct mail, outbound telemarketing and email communications.  We also incur advertising production costs related to cooperative marketing and promotional events and sponsorships.  During the years ended December 31, 2022, 2021 and 2020, we recorded advertising costs of $513, $515 and $443, respectively.  These costs are reflected in Sales and marketing expense in our consolidated statements of comprehensive income.
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
Research & Development Costs
Research and development costs are expensed as incurred and primarily include the cost of new product development, chipset design, software development and engineering.  During the years ended December 31, 2022, 2021 and 2020, we recorded research and development costs of $246, $229 and $220, respectively.  These costs are reported as a component of Engineering, design and development expense in our consolidated statements of comprehensive income.
Accumulated Other Comprehensive (Loss) Income, net of tax
Accumulated other comprehensive (loss) of $(4) was primarily comprised of the cumulative foreign currency translation adjustments related to Sirius XM Canada (refer to Note 12 for additional information). During the year ended December 31, 2022, we recorded a net foreign currency translation adjustment of $(19), net of tax. During the years ended December 31, 2021 and 2020, we recorded a foreign currency translation adjustment of less than $1 and $7, respectively, net of tax.
Recently Adopted Accounting Policies
Accounting Standard Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06 which removes the separation models for convertible debt with cash conversion or beneficial conversion features. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share as the treasury stock method will no longer be permitted for convertible instruments. During the three months ended March 31, 2022, we adopted ASU 2020-06 as of January 1, 2022 using the modified retrospective approach and recorded a $14 increase to the carrying value of Pandora's 1.75% Convertible Senior Notes due 2023 and an increase of $10, net of tax, to our accumulated deficit. The adoption of ASU 2020-06 did not have a material impact on our diluted earnings per share.

(3)Acquisitions
Other acquisitions
On May 20, 2022, we completed an acquisition for total cash consideration of $93. We recognized goodwill of $69, indefinite-lived intangible assets of $1 and other long-term assets of $23. The other assets represent acquired content which will be amortized over its estimated useful life to Programming and content in our consolidated statements of comprehensive income.
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
Stitcher
On October 16, 2020, we acquired the assets of Stitcher from The E.W. Scripps Company and certain of its subsidiaries (“Scripps”) for total consideration of $302, which included $266 in cash and $36 related to contingent consideration. During the year ended December 31, 2021, we recognized a $17 benefit related to the change in fair value of the 2021 portion of the contingent consideration related to the Stitcher transaction in Impairment, restructuring and acquisition costs in our consolidated statements of comprehensive income. The fair value of the contingent consideration was determined using a probability-weighted cash flow model. Stitcher is included in our Pandora and Off-platform reporting unit.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The Stitcher acquisition was accounted for using the acquisition method of accounting and was financed through borrowings under Sirius XM's Credit Facility.
Simplecast
On June 16, 2020, Sirius XM acquired Simplecast for $28 in cash. Simplecast is a podcast management and analytics platform. Simplecast complements AdsWizz's advertising technology platform, allowing the company to offer podcasters a comprehensive solution for publishing, analytics, distribution and advertising sales, and is included in the Pandora and Off-platform reporting unit. The Simplecast acquisition was accounted for using the acquisition method of accounting. We recognized goodwill of $17, amortizable intangible assets of $12, other assets of less than $1 and deferred tax liabilities of $1.
Acquisition related costs for the years ended December 31, 2022, 2021 and 2020, were $2, $12 and $4, respectively.

(4)Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2022 and 2021, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:
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
Our assets and liabilities measured at fair value were as follows:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$8,362	—	$8,362	—	$9,052	—	$9,052
(a)The fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm.  Refer to Note 13 for information related to the carrying value of our debt as of December 31, 2022 and 2021.

(5)Restructuring Costs
During the year ended December 31, 2022, we evaluated our office space needs, and, as a result of such analysis, we vacated certain office spaces. We assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. We determined that the carrying values of the assets were not recoverable, and we recorded an impairment of $16 to reduce the carrying value of the assets to their fair values. Additionally, we wrote off fixed assets of $5 in connection with furniture and equipment located at the impaired office spaces. Separately, we performed an analysis surrounding initiatives that we are no longer pursuing and recorded an impairment of $43 associated with terminated software projects and an impairment of $6 related to personnel severance. The total restructuring and impairment charge of $70 was recorded to Impairment, restructuring and acquisition costs in our consolidated statements of comprehensive income for the year ended December 31, 2022.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
During the year ended December 31, 2021, we evaluated our office space needs and, as a result of such analysis, surrendered certain office leases. We assessed the recoverability of the carrying value of the operating lease right of use assets related to these locations. Based on that assessment, the carrying values of the assets were not recoverable, and we recorded an impairment of $18 to reduce the carrying value of the assets to their fair values. Additionally, we accrued expenses of $6 for which we will not recognize any future economic benefits and wrote off leasehold improvements of $1. The fair values of the assets were determined using a discounted cash flow model based on management's assumptions regarding the ability to sublease the locations and the remaining term of the leases. The total charge of $25 was recorded to Impairment, restructuring and acquisition costs in our consolidated statements of comprehensive income for the year ended December 31, 2021.
During the year ended December 31, 2020, we recorded $24 of restructuring expenses primarily related to the write down of property and equipment, definite lived intangible assets and certain other assets related to the termination of the Automatic service in Impairment, restructuring and acquisition costs in our consolidated statements of comprehensive income. The termination of the Automatic service did not meet the requirements to be reported as a discontinued operation in our consolidated statements of comprehensive income because the termination of the service does not represent a strategic shift that will have a major effect on our operations and financial results.

(6)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the years ended December 31, 2022, 2021 and 2020.
Common stock equivalents of $92, $93 and $62 for the years ended December 31, 2022, 2021 and 2020, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Years Ended December 31,
	2022	2021	2020
Numerator:
Net Income available to common stockholders for basic net income per common share	$1,213	$1,314	$131
Effect of interest on assumed conversions of convertible notes, net of tax	4	8	8
Net Income available to common stockholders for dilutive net income per common share	$1,217	$1,322	$139
Denominator:
Weighted average common shares outstanding for basic net income per common share	3,916	4,062	4,330
Weighted average impact of assumed convertible notes	31	30	30
Weighted average impact of dilutive equity instruments	43	51	69
Weighted average shares for diluted net income per common share	3,990	4,143	4,429
Net income per common share:
Basic	$0.31	$0.32	$0.03
Diluted	$0.31	$0.32	$0.03

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
Receivables, net, consists of the following:

	December 31, 2022	December 31, 2021
Gross customer accounts receivable	$585	$636
Allowance for doubtful accounts	(11)	(10)
Customer accounts receivable, net	$574	$626
Receivables from distributors	53	62
Other receivables	28	34
Total receivables, net	$655	$722

(8)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of December 31, 2022.
As of December 31, 2022, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the years ended December 31, 2022 and 2021. During the year ended December 31, 2022, we elected to perform a quantitative goodwill assessment of our Pandora and Off-platform reporting unit and determined the fair value of the reporting unit using a combination of an income approach, employing a discounted cash flow model, and a market approach. The results of our 2022 goodwill impairment test indicated that the estimated fair value of our Pandora and Off-platform reporting unit exceeded its carrying amount.
During the year ended December 31, 2020, we performed a quantitative goodwill assessment and determined the fair value of our reporting units using a combination of an income approach, employing a discounted cash flow model, and a market approach. The discounted cash flow model relied on assumptions, such as the extent of the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, expected growth in profitability and discount rate, which we believed were appropriate. Additionally, assumptions related to guideline company financial multiples used in the market approach decreased based on market observations. The results of our 2020 goodwill impairment test indicated that the estimated fair value of the Sirius XM reporting unit exceeded its carrying amount. The carrying amount of the Pandora and Off-platform reporting unit exceeded its estimated fair value primarily due to a reduction in the long-term forecast to reflect increased costs related to royalty rates for streaming and increased uncertainty surrounding the projected demand for advertising and decrease of listening hours. As a result, we recorded a goodwill impairment charge of $956 during the year ended December 31, 2020 to write down the carrying amount of the Pandora and Off-platform goodwill in the Impairment, restructuring and acquisition costs line item in our consolidated statements of comprehensive income.
As of December 31, 2022, the cumulative balance of goodwill impairments recorded was $5,722, of which $4,766 was recognized during the year ended December 31, 2008 and is included in the carrying amount of the goodwill allocated to our

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Sirius XM reporting unit and $956 was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of December 31, 2022, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $2,290 and $959, respectively. During the year ended December 31, 2022, we recorded $98 of goodwill related to acquisitions associated with our Pandora and Off-platform reporting unit. Refer to Note 3 for information regarding these acquisitions.
Refer to the table below for our goodwill activity for the years ended December 31, 2022 and 2021:

	Sirius XM	Pandora and Off-platform	Total
Balance at January 1, 2021	$2,290	$832	$3,122
Acquisition	—	29	29
Balance at December 31, 2021	2,290	861	3,151
Acquisition	—	98	98
Balance at December 31, 2022	$2,290	$959	$3,249

(9)Intangible Assets
Our intangible assets include the following:

		December 31, 2022			December 31, 2021
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	250	—	250
Definite life intangible assets:
OEM relationships	15 years	220	(135)	85	220	(120)	100
Licensing agreements	12 years	45	(45)	—	45	(45)	—
Software and technology	7 years	31	(21)	10	31	(19)	12
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	311	—	311
Definite life intangible assets:
Customer relationships	8 years	442	(225)	217	441	(164)	277
Software and technology	5 years	391	(299)	92	373	(221)	152
Total intangible assets		$3,775	$(725)	$3,050	$3,755	$(569)	$3,186

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
We completed a quantitative assessment of our FCC licenses and Pandora trademarks during the fourth quarter of 2022. As of the date of our annual assessment for 2022, our impairment assessment of the fair value of our indefinite intangible assets indicated that the estimated fair value of our FCC licenses and Pandora trademarks exceeded their carrying values and therefore no impairment exists.
We completed our qualitative assessments of our FCC licenses and XM and Pandora trademarks during the fourth quarter of 2021. As of the date of our annual assessment, our qualitative impairment assessment of the fair value of our indefinite intangible assets indicated that the fair value of such assets exceeded their carrying value and therefore were not at risk of impairment.
We completed a quantitative assessment of our FCC licenses and XM and Pandora trademarks during the fourth quarter of 2020. As of the date of our annual assessment for 2020, our impairment assessment of the fair value of our indefinite intangible assets indicated that the carrying value of our Pandora trademark exceeded the fair value of the asset by $20. The excess carrying value was written off and recognized in the Impairment, restructuring and acquisition costs line item in our consolidated statements of comprehensive income. The impairment assessment for our FCC licenses and XM trademark indicate that the fair value of such assets substantially exceeded their carrying value and therefore were not at risk of impairment. During the year ended December 31, 2020, we also recognized an impairment loss of less than $1 for intangible assets with indefinite lives related to the termination of the Automatic service.
Definite Life Intangible Assets
Definite-lived intangible assets are amortized over their respective estimated useful lives to their estimated residual values, in a pattern that reflects when the economic benefits will be consumed, and are reviewed for impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement. We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized in an amount by which the carrying amount of the asset exceeds its fair value. No impairment loss was recognized for intangible assets with definite lives during the years ended December 31, 2022, 2021 and 2020.
Amortization expense for all definite life intangible assets was $156, $154 and $152 for the years ended December 31, 2022, 2021 and 2020, respectively. There were no retirements of definite lived intangible assets during the years ended December 31, 2022 and 2021. There were retirements of definite lived intangible assets of $17, which included a loss of $4, due to the termination of the Automatic service, during the year ended December 31, 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The expected amortization expense for each of the fiscal years 2023 through 2027 and for periods thereafter is as follows:

Years ending December 31,	Amount
2023	$144
2024	77
2025	72
2026	71
2027	25
Thereafter	15
Total definite life intangible assets, net	$404

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
We review long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount exceeds the fair value of the asset. During the year ended December 31, 2022, we recorded impairment charges of $48 related to the write off of terminated software projects and fixed assets in connection with furniture and equipment located at impaired office spaces. Refer to the Note 5 for more information.
During the year ended December 31, 2021, we recorded an impairment charge of $220 related to our SXM-7 satellite which was offset by insurance recoveries. Refer to the discussion below for more information. We did not record any impairment charges during the year ended 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Property and equipment, net, consists of the following:

	December 31, 2022	December 31, 2021
Satellite system	$1,841	$1,841
Terrestrial repeater network	118	116
Leasehold improvements	100	109
Broadcast studio equipment	133	119
Capitalized software and hardware	1,821	1,591
Satellite telemetry, tracking and control facilities	76	67
Furniture, fixtures, equipment and other	89	92
Land	32	38
Building	70	81
Construction in progress	313	156
Total property and equipment	4,593	4,210
Accumulated depreciation	(3,094)	(2,760)
Property and equipment, net	$1,499	$1,450
Construction in progress consists of the following:

	December 31, 2022	December 31, 2021
Satellite system	$212	$64
Terrestrial repeater network	10	1
Capitalized software and hardware	56	78
Other	35	13
Construction in progress	$313	$156
Depreciation and amortization expense on property and equipment was $380, $379 and $354 for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, we wrote off furniture and equipment in connection with impaired office space leases and we disposed of assets associated with software development initiatives that we are no longer pursuing.  In addition to the property and equipment impaired above, we sold real estate during the year ended December 31, 2022 for net proceeds of $15 resulting in a gain of $8 which has been recorded to Impairment, restructuring and acquisition costs line item in our consolidated statements of comprehensive income. We retired property and equipment of $65 during the year ended December 31, 2021 and $94 during the year ended December 31, 2020, which included a loss of $13 related to the termination of the Automatic service.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $5, $7 and $19 for the years ended December 31, 2022, 2021 and 2020, respectively, which related to the construction of our SXM-7, SXM-8, SXM-9 and SXM-10 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $16, $13 and $17 for the years ended December 31, 2022, 2021 and 2020, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Satellites
As of December 31, 2022, we operated a fleet of six satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of December 31, 2022:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2030
XM-3	2005	2020	2026
XM-4	2006	2021	2023
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
During the year ended December 30, 2021, we recorded an impairment charge of $220 to Impairment, restructuring and acquisition costs in our consolidated statements of comprehensive income related to the total loss of the SXM-7 satellite. We procured insurance for SXM-7 to cover the risks associated with the satellite's launch and first year of in-orbit operation. The aggregate coverage under the insurance policies with respect to SXM-7 was $225. During the year ended December 30, 2021, we collected $225 of insurance recoveries. Of this amount, $220 was recorded as a reduction to Impairment, restructuring and acquisition costs during year ended December 30, 2021. The remaining $5 was recorded in Other income during the year ended December 30, 2021. SXM-7 remains in-orbit at its assigned orbital location, but is not being used to provide satellite radio service.
Our SXM-8 satellite was successfully launched into a geostationary orbit on June 6, 2021 and was placed into service on September 8, 2021 following the completion of in-orbit testing. Our SXM-8 satellite replaced our XM-3 satellite. During the year ended December 31, 2022, we replaced our XM-4 satellite with our XM-5 satellite. As of December 31, 2022, our XM-3 and XM-4 satellites remain available as in-orbit spares.

(11)Leases
We have operating and finance leases for offices, terrestrial repeaters, data centers and certain equipment. Our leases have remaining lease terms of less than 1 year to 21 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. We elected the practical expedient to account for the lease and non-lease components as a single component. Additionally, we elected the practical expedient to not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.
During the years ended December 31, 2022 and 2021, we ceased using certain leased locations and recorded an impairment charge of $16 and $18, respectively, to write down the carrying value of the right-of-use assets for these locations to their estimated fair values. Refer to Note 5 for additional information.
The components of lease expense were as follows:

	For the Years Ended December 31,
	2022	2021
Operating lease cost	$76	$76
Finance lease cost	1	1
Sublease income	(3)	(4)
Total lease cost	$74	$73

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$81	$82
Financing cash flows from finance leases	$1	$1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28	$3
Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$315	$358

Operating lease current liabilities	50	49
Operating lease liabilities	320	362
Total operating lease liabilities	$370	$411

	December 31, 2022	December 31, 2021
Finance Leases
Property and equipment, gross	$22	$9
Accumulated depreciation	(8)	(8)
Property and equipment, net	$14	$1

Current maturities of debt	$3	$—
Long-term debt	9	—
Total finance lease liabilities	$12	$—

	December 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term
Operating leases	8 years	8 years
Finance leases	4 years	0 years

	December 31, 2022	December 31, 2021
Weighted Average Discount Rate
Operating leases	5.2%	5.3%
Finance leases	2.3%	—%

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2023	$68	$3
2024	62	3
2025	61	4
2026	58	2
2027	52	—
Thereafter	149	—
Total future minimum lease payments	450	12
Less imputed interest	(80)	—
Total	$370	$12

(12)Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Sirius XM Canada and SoundCloud.

Liberty Media
As of December 31, 2022, Liberty Media beneficially owned, directly and indirectly, approximately 82% of the outstanding shares of our common stock. Liberty Media has three of its executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.
On February 1, 2021, Holdings entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement was negotiated and approved by a special committee of Holdings’ board of directors, all of whom are independent of Liberty Media. Refer to Note 17 for more information regarding the tax sharing agreement.

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Our related party long-term assets as of December 31, 2022 and December 31, 2021 included the carrying value of our investment balance in Sirius XM Canada of $412 and $334, respectively, and, as of December 31, 2022 and December 31, 2021, also included $8 and $120, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of $9, $2 and $2 during the years ended December 31, 2022, 2021 and 2020, respectively. Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our consolidated statements of comprehensive income of $111, $101 and $97 during the years ended December 31, 2022, 2021 and 2020, respectively.

SoundCloud
We have an investment in SoundCloud which is accounted for as an equity method investment and recorded in Related party long-term assets in our consolidated balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's nine-member board of managers. Sirius XM's share of SoundCloud's net loss was $6, $2 and $1 for the years ended December 31, 2022, 2021 and 2020, respectively, which was recorded in Other (expense) income in our consolidated statements of comprehensive income.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the US and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $55, $60 and $55 for the years ended December 31, 2022, 2021 and 2020, respectively. We also had related party liabilities of $19 and $24 as of December 31, 2022 and 2021, respectively, related to this agreement.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
(13)Debt
Our debt as of December 31, 2022 and December 31, 2021 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	December 31, 2022	December 31, 2022	December 31, 2021
Pandora (c) (d)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	$193	$193	$177
Sirius XM (b) (f)	April 2022	Incremental Term Loan	April 11, 2024	variable fee paid monthly	500	500	—
Sirius XM (b)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	992	990
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,492	1,491
Sirius XM (b)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,982	1,979
Sirius XM (b)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,240	1,239
Sirius XM (b)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,487	1,485
Sirius XM (b)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,485	1,484
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	August 31, 2026	variable fee paid quarterly	80	80	—
Sirius XM	Various	Finance leases	Various	n/a	n/a	12	—
Total Debt						9,463	8,845
Less: total current maturities						196	—
Less: total deferred financing costs						11	13
Total long-term debt						$9,256	$8,832
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount.
(b)All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed the incremental term loan and these notes.
(c)Holdings has unconditionally guaranteed all of the payment obligations of Pandora under these notes.
(d)We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the acquisition of Pandora Media, Inc. in 2019. Prior to the adoption of ASU 2020-06, we allocated the principal amount of the 1.75% Convertible Senior Notes due 2023 between the liability and equity components. During the three months ended March 31, 2022, we adopted ASU 2020-06 as of January 1, 2022, which removed the separation model for convertible debt with cash conversion features. Refer to Note 2 for more information on the adoption of ASU 2020-06. The 1.75% Convertible Senior Notes due 2023 were not convertible into common stock and were not redeemable as of December 31, 2022.
(e)In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Interest on borrowings is payable on a monthly basis and accrues at a rate based on LIBOR plus an applicable rate.  Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of December 31, 2022.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our consolidated balance sheets due to the long-term maturity of this debt.

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
Retired Debt
On August 2, 2021, Sirius XM redeemed $1,000 in outstanding principal amount of its 3.875% Senior Notes due 2022 for an aggregate purchase price, including interest, of $1,019. On August 16, 2021, Sirius XM redeemed $1,500 in outstanding principal amount of its 4.625% Senior Notes due 2024 for an aggregate purchase price, including premium and interest, of $1,541. On September 2, 2021, Sirius XM redeemed $1,000 in outstanding principal amount of its 5.375% Senior Notes due 2026 for an aggregate purchase price, including premium and interest, of $1,034. During the year ended December 31, 2021, we recognized $83 to Loss on extinguishment of debt, consisting primarily of redemption premiums of $62, unamortized discount and unamortized deferred financing fees, as a result of these redemptions.
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
At December 31, 2022 and December 31, 2021, we were in compliance with our debt covenants.
Pandora Convertible Notes
Pandora's 1.75% Convertible Senior Notes due 2023 (the “Pandora 2023 Notes”) are unsecured, senior obligations of Pandora. Holdings has guaranteed the payment and performance obligations of Pandora under the Pandora 2023 Notes and the indenture governing the Pandora 2023 Notes.
The Pandora 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of December 31, 2022, the conversion rate applicable to the Pandora 2023 Notes was 162.7373 shares of Holdings' common stock per one thousand principal amount of the Pandora 2023 Notes.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)

(14)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 3,891 and 3,968 shares of common stock issued and 3,891 and 3,967 shares of common stock outstanding on December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022, there were 219 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Special Dividend
During the year ended December 31, 2022, our board of directors declared and paid the following special cash dividend on our common stock:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 31, 2022	$0.25	February 11, 2022	$987	February 25, 2022
Quarterly Dividends
During the year ended December 31, 2022, our board of directors also declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 26, 2022	$0.0219615	February 11, 2022	$86	February 25, 2022
April 19, 2022	$0.0219615	May 6, 2022	$86	May 25, 2022
July 14, 2022	$0.0219615	August 5, 2022	$86	August 31, 2022
November 1, 2022	$0.0242	November 11, 2022	$94	November 30, 2022
Stock Repurchase Program
As of December 31, 2022, our board of directors had approved for repurchase an aggregate of $18,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of December 31, 2022, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,662 shares for $16,558, and $1,442 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the years ended:

	December 31, 2022		December 31, 2021		December 31, 2020
Share Repurchase Type	Shares	Amount	Shares	Amount	Shares	Amount
Open Market Repurchases	103	$639	245	$1,512	267	$1,574
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of December 31, 2022 and December 31, 2021.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
(15)Benefit Plans
We recognized share-based payment expense of $197, $202 and $223 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Fair value as determined using the Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility, expected dividend yield and risk-free interest rates. For the years ended December 31, 2022, 2021 and 2020, we estimated the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist for non-employees, contractual terms are used. Dividend yield is based on the current expected annual dividend per share and our stock price. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the Compensation Committee of our Board of Directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of December 31, 2022, 122 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees:

	For the Years Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.0%	0.6%	1.0%
Expected life of options — years	3.40	6.06	3.91
Expected stock price volatility	31%	33%	28%
Expected dividend yield	1.3%	1.0%	0.8%
The following table summarizes stock option activity under our share-based plans for the years ended December 31, 2022, 2021 and 2020:

	Options	Weighted-Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at the beginning of January 1, 2020	208	$4.46
Granted	11	$6.87
Exercised	(33)	$3.66
Forfeited, cancelled or expired	(2)	$6.28
Outstanding as of December 31, 2020	184	$4.73
Granted	54	$6.14
Exercised	(72)	$3.98
Forfeited, cancelled or expired	(5)	$6.73
Outstanding as of December 31, 2021	161	$5.47
Granted	11	$6.46
Exercised	(35)	$4.31
Forfeited, cancelled or expired	(3)	$6.52
Outstanding as of December 31, 2022	134	$5.55	5.44	$69
Exercisable as of December 31, 2022	78	$5.18	4.58	$69
(1) On February 25, 2022, we paid a special dividend which resulted in a $0.25 reduction to the exercise price of all options outstanding as of February 11, 2022. The table above reflects the exercise price reduction for all stock option activity during the year ended December 31, 2022 and for the outstanding and exercisable balances as of December 31, 2022. Stock option activity and balances prior to January 1, 2022 were not adjusted in the table above.
The weighted average grant date fair value per stock option granted during the years ended December 31, 2022, 2021 and 2020 was $1.48, $1.77 and $1.46, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $77, $170 and $94, respectively.  During the years ended December 31, 2022, 2021 and 2020, the number of net settled shares issued as a result of stock option exercises was 8, 22 and 8, respectively.
We recognized share-based payment expense associated with stock options of $35, $42 and $45 for the years ended December 31, 2022, 2021 and 2020, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the years ended December 31, 2022, 2021 and 2020:

	Shares	Grant Date Fair Value Per Share
Nonvested at the beginning of January 1, 2020	75	$5.95
Granted	37	$6.14
Vested	(32)	$5.89
Forfeited	(5)	$6.00
Nonvested as of December 31, 2020	75	$6.06
Granted	40	$6.35
Vested	(26)	$6.02
Forfeited	(9)	$6.11
Nonvested as of December 31, 2021	80	$6.22
Granted	46	$6.55
Vested	(32)	$6.18
Forfeited	(9)	$6.36
Nonvested as of December 31, 2022	85	$6.38
The total intrinsic value of restricted stock units, including PRSUs, vesting during the years ended December 31, 2022, 2021 and 2020 was $207, $166 and $196, respectively. During the years ended December 31, 2022, 2021 and 2020, the number of net settled shares issued as a result of restricted stock units vesting totaled 19, 16 and 20, respectively. During the years ended December 31, 2022, 2021 and 2020, we granted 6, 7 and 4 PRSUs, respectively, to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during each of the years ended December 31, 2022, 2021 and 2020, we granted 4, 1 and 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements, respectively. These grants did not result in any additional incremental share-based payment expense being recognized during the years ended December 31, 2022, 2021 and 2020.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $162, $160 and $178 for the years ended December 31, 2022, 2021 and 2020, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at December 31, 2022 and December 31, 2021 was $472 and $455, respectively.  The total unrecognized compensation costs at December 31, 2022 are expected to be recognized over a weighted-average period of 2.5 years.
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
We recognized expenses of $19, $21 and $16 for the years ended December 31, 2022, 2021 and 2020, respectively, in connection with the Sirius XM Plan.

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
Contributions to the DCP, net of withdrawals, for the years ended December 31, 2022, 2021 and 2020 were $(1), $4 and $8, respectively. As of December 31, 2022 and December 31, 2021, the fair value of the investments held in the trust were $47 and $56, respectively, which is included in Other long-term assets in our consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our consolidated statements of comprehensive income.  We recorded (losses) gains on investments held in the trust of $(10), $5 and $3 for the years ended December 31, 2022, 2021 and 2020, respectively.

(16)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total
Debt obligations	$196	$503	$4	$1,082	$1,500	$6,250	$9,535
Cash interest payments	417	392	384	381	344	636	2,554
Satellite and transmission	282	232	124	60	2	10	710
Programming and content	392	284	218	125	61	110	1,190
Sales and marketing	65	72	63	16	5	—	221
Satellite incentive payments	7	8	7	4	3	15	44
Operating lease obligations	64	50	46	43	38	67	308
Royalties, minimum guarantees and other	346	241	56	38	1	1	683
Total (1)	$1,769	$1,782	$902	$1,749	$1,954	$7,089	$15,245
(1)The table does not include our reserve for uncertain tax positions, which at December 31, 2022 totaled $81.
Debt obligations.    Debt obligations include principal payments on outstanding debt and finance lease obligations.
Cash interest payments.    Cash interest payments include interest due on outstanding debt and capital lease payments through maturity.
Satellite and transmission.    We have entered into agreements for the design and construction of four additional satellites, SXM-9, SXM-10, SXM-11 and SXM-12. We have also entered into agreements to launch two of those satellites. We also have entered into agreements with third parties to operate and maintain satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks.
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
Operating lease obligations.    We have entered into both cancelable and non-cancelable operating leases for office space, terrestrial repeaters, data centers and equipment. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases have options to renew. Total rent recognized in connection with leases for the years ended December 31, 2022, 2021 and 2020 was $68, $69 and $73, respectively.
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of December 31, 2022, we had future fixed commitments related to music royalty and podcast agreements of $484, of which $217 will be paid in 2023 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, downloads, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
Several of our content agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, cause our payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom we have entered into direct license agreements have the right to audit our content payments, and such audits often result in disputes over whether we have paid the proper content costs.
We have also entered into various agreements with third parties for general operating purposes. The cost of our common stock acquired in our capital return program but not paid for as of December 31, 2022 was also included in this category.
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

On September 29, 2022, Flo & Eddie filed an Amended Complaint, and on October 13, 2022, Pandora filed an Answer to the Amended Complaint. In accordance with the directive of the Ninth Circuit, the parties have agreed to a schedule for a Motion for Summary Judgment. In November 2022, Pandora filed a Motion for Summary Judgment and briefing on this Motion is expected to be completed in February 2023.

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

(17)Income Taxes
Current federal income tax expense or benefit represents the amounts expected to be reported on our income tax return, and deferred income tax expense or benefits represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted income tax rates that will be in effect when these differences reverse.  The current state income tax provision is primarily related to taxable income in certain states that have suspended or limited the ability to use net operating loss carryforwards or where net operating losses have been fully utilized.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.
We have historically filed a consolidated federal income tax return for all of our wholly owned subsidiaries, including Sirius XM and Pandora. On February 1, 2021, we entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement contains provisions that we believe are customary for tax sharing agreements between members of a consolidated group. On November 3, 2021, Liberty Media informed us that it beneficially owned over 80% of the outstanding shares of our common stock, resulting in our inclusion in the 2021 consolidated tax return of Liberty Media. The tax sharing agreement and our inclusion in Liberty Media’s consolidated tax group is not expected to have any material adverse effect on us. We have calculated the provision for income taxes by using a separate return method.
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

Income tax expense consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020
Current taxes:
Federal	$(140)	$(31)	$—
State	(50)	(50)	(61)
Total current taxes	(190)	(81)	(61)
Deferred taxes:
Federal	(163)	(210)	(219)
State	(39)	79	(19)
Total deferred taxes	(202)	(131)	(238)
Total income tax expense	$(392)	$(212)	$(299)

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The following table presents a reconciliation of the U.S. federal statutory tax rate and our effective tax rate:

	For the Years Ended December 31,
	2022	2021	2020
Federal tax expense, at statutory rate	21.0%	21.0%	21.0%
State income tax expense, net of federal benefit	4.1%	4.1%	4.2%
Change in valuation allowance	2.2%	1.5%	0.7%
Tax credits	(1.5)%	(4.7)%	(10.2)%
Share-based compensation	(0.8)%	(1.0)%	(3.5)%
Impact of nondeductible compensation	0.8%	0.6%	2.6%
Automatic worthless stock deduction	—%	—%	(3.5)%
Goodwill impairment	—%	—%	53.7%
Uncertain tax positions	(0.8)%	(0.1)%	4.4%
Audit Settlements	—%	(7.6)%	—%
Other, net	(0.6)%	0.1%	0.1%
Effective tax rate	24.4%	13.9%	69.5%
Our effective tax rate of 24.4% for the year ended December 31, 2022 was primarily impacted by federal and state income tax expense as well as changes in state valuation allowance, partially offset by a benefit related to research and development and certain other credits. Our effective tax rate of 13.9% for the year ended December 31, 2021 was primarily impacted by federal and state income tax expense, partially offset by settlements with various states as well as a benefit related to research and development and certain other credits. Our effective tax rate of 69.5% for the year ended December 31, 2020 was primarily impacted by the nondeductible Pandora goodwill impairment charge, partially offset by the recognition of excess tax benefits related to share-based compensation, a benefit related to state and federal research and development and certain other credits and a worthless stock deduction associated with the termination of the Automatic service.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, shown before jurisdictional netting, are presented below:

	For the Years Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards and tax credits	$405	$681
Deferred revenue	45	52
Accrued bonus	28	35
Expensed costs capitalized for tax	66	9
Investments	23	20
Stock based compensation	54	57
Operating lease liability	94	104
Other	17	12
Total deferred tax assets	732	970
Deferred tax liabilities:
Depreciation of property and equipment	(206)	(286)
FCC license	(520)	(522)
Other intangible assets	(234)	(263)
Right of use asset	(77)	(89)
Other	—	(5)
Total deferred tax liabilities	(1,037)	(1,165)
Net deferred tax assets before valuation allowance	(305)	(195)
Valuation allowance	(113)	(83)
Total net deferred tax (liability) asset	$(418)	$(278)
Net operating loss carryforwards and tax credits decreased as a result of the utilization of net operating losses related to current year taxable income. For the years ended December 31, 2022 and 2021, we recorded $25 and $71 for state and federal tax credits, respectively. As of December 31, 2022, our gross federal net operating loss carryforwards were approximately $423 which are subject to Section 382 limitations.
As of December 31, 2022 and 2021, we had a valuation allowance related to deferred tax assets of $113 and $83, respectively, that were not likely to be realized due to the timing of certain federal and state net operating loss limitations. During the year ended December 31, 2022, our valuation allowance increased primarily as a result of the impact of decrease in forecasted earnings, resulting in lower projected utilization of state and local net operating losses. This was partially offset by a write off of a valuation allowance that was recorded on net operating losses that expired during the current year. As a portion of these net operating losses are not anticipated to be realizable, we increased our valuation allowance for those expected to expire un-utilized based on taxable income projections.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
As of December 31, 2022 and 2021, we had unrecognized tax benefits and uncertain tax positions of $198 and $179, respectively.  If recognized, $198 of unrecognized tax benefits would affect our effective tax rate.  Uncertain tax positions are recognized in Other long-term liabilities which, as of December 31, 2022 and 2021, were $81 and $35, respectively, including accrued interest.
We have state income tax audits pending.  We do not expect the ultimate outcome of these audits to have a material adverse effect on our financial position or results of operations.  We also do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2022 will significantly increase or decrease during the year ending December 31, 2023. Various events could cause our current expectations to change. Should our position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in our consolidated statements of comprehensive income as part of the income tax provision.  We recorded interest expense of $(3) and $1 for the years ended December 31, 2022 and 2021, respectively, related to unrecognized tax benefits.
Changes in our unrecognized tax benefits and uncertain tax positions from January 1 through December 31 are set forth below:

	2022	2021
Balance, beginning of year	$179	$433
Increases in tax positions for prior years	3	9
Increases in tax positions for current year	31	13
Decreases in tax positions for prior years	(15)	(24)
Decreases related to settlement with taxing authorities	—	(252)
Balance, end of year	$198	$179
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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had less than $1 of intersegment advertising revenue during the years ended December 31, 2022 and 2021.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
Segment revenue and gross profit were as follows during the periods presented:

	For the Year Ended December 31, 2022
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$6,370	$522	$6,892
Advertising revenue	196	1,576	1,772
Equipment revenue	189	—	189
Other revenue	150	—	150
Total revenue	6,905	2,098	9,003
Cost of services (a)	(2,641)	(1,443)	(4,084)
Segment gross profit	$4,264	$655	$4,919

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Year Ended December 31, 2022
Segment Gross Profit	$4,919
Subscriber acquisition costs	(352)
Sales and marketing (a)	(1,023)
Engineering, design and development (a)	(246)
General and administrative (a)	(465)
Depreciation and amortization	(536)
Share-based payment expense	(197)
Impairment, restructuring and acquisition costs	(64)
Total other (expense) income	(431)
Consolidated income before income taxes	$1,605
(a)     Share-based payment expense of $46 related to cost of services, $52 related to sales and marketing, $39 related to engineering, design and development and $60 related to general and administrative has been excluded for the year ended December 31, 2022.

	For the Year Ended December 31, 2021
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$6,084	$530	$6,614
Advertising revenue	188	1,542	1,730
Equipment revenue	201	—	201
Other revenue	151	—	151
Total revenue	6,624	2,072	8,696
Cost of services (b)	(2,594)	(1,329)	(3,923)
Segment gross profit	$4,030	$743	$4,773

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Year Ended December 31, 2021
Segment Gross Profit	$4,773
Subscriber acquisition costs	(325)
Sales and marketing (b)	(998)
Engineering, design and development (b)	(229)
General and administrative (b)	(451)
Depreciation and amortization	(533)
Share-based payment expense	(202)
Impairment, restructuring and acquisition costs	(20)
Total other (expense) income	(489)
Consolidated income before income taxes	$1,526
(b)     Share-based payment expense of $45 related to cost of services, $58 related to sales and marketing, $36 related to engineering, design and development and $63 related to general and administrative has been excluded for the year ended December 31, 2021.

	For the Year Ended December 31, 2020
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$5,857	$515	$6,372
Advertising revenue	157	1,183	1,340
Equipment revenue	173	—	173
Other revenue	155	—	155
Total revenue	6,342	1,698	8,040
Cost of services (c)	(2,430)	(1,105)	(3,535)
Segment gross profit	$3,912	$593	$4,505

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Year Ended December 31, 2020
Segment Gross Profit	$4,505
Subscriber acquisition costs	(362)
Sales and marketing (c)	(889)
Engineering, design and development (c)	(220)
General and administrative (c)	(443)
Depreciation and amortization	(506)
Share-based payment expense	(223)
Impairment, restructuring and acquisition costs	(1,004)
Total other (expense) income	(428)
Consolidated income before income taxes	$430
(c)     Share-based payment expense of $44 related to cost of services, $68 related to sales and marketing, $43 related to engineering, design and development and $68 related to general and administrative has been excluded for the year ended December 31, 2020.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts)
A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of December 31, 2022, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the year ended December 31, 2022.

(19)Subsequent Events
Capital Return Program
On January 25, 2023, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0242 per share of common stock payable on February 24, 2023 to stockholders of record as of the close of business on February 9, 2023.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
Schedule II - Schedule of Valuation and Qualifying Accounts

(in millions)
Description	Balance January 1,	Charged to Expenses	Write-offs/ Payments/ Other	Balance December 31,
2022
Allowance for doubtful accounts	$10	59	(58)	$11
Deferred tax assets—valuation allowance	$83	35	(5)	$113
2021
Allowance for doubtful accounts	$15	53	(58)	$10
Deferred tax assets—valuation allowance	$54	29	—	$83
2020
Allowance for doubtful accounts	$14	60	(59)	$15
Deferred tax assets—valuation allowance	$70	3	(19)	$54