Form 10-Q
period 2023-03-31
SIRIUS XM HOLDINGS INC.
filed 2023-04-27
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 25, 2023)
Common stock, $0.001 par value	3,868,399,027	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Revenue:
Subscriber revenue	$1,691	$1,713
Advertising revenue	375	383
Equipment revenue	46	53
Other revenue	32	37
Total revenue	2,144	2,186
Operating expenses:
Cost of services:
Revenue share and royalties	700	670
Programming and content	150	140
Customer service and billing	122	125
Transmission	49	51
Cost of equipment	3	3
Subscriber acquisition costs	90	90
Sales and marketing	224	272
Engineering, design and development	79	67
General and administrative	147	123
Depreciation and amortization	136	135
Impairment, restructuring and acquisition costs	32	—
Total operating expenses	1,732	1,676
Income from operations	412	510
Other (expense) income:
Interest expense	(107)	(103)
Other income	3	2
Total other expense	(104)	(101)
Income before income taxes	308	409
Income tax expense	(75)	(100)
Net income	$233	$309
Foreign currency translation adjustment, net of tax	—	8
Total comprehensive income	$233	$317
Net income per common share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08
Weighted average common shares outstanding:
Basic	3,889	3,948
Diluted	3,939	4,024

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$53	$57
Receivables, net	587	655
Related party current assets	18	42
Prepaid expenses and other current assets	322	284
Total current assets	980	1,038
Property and equipment, net	1,586	1,499
Intangible assets, net	3,013	3,050
Goodwill	3,249	3,249
Related party long-term assets	491	488
Deferred tax assets	147	147
Operating lease right-of-use assets	297	315
Other long-term assets	260	236
Total assets	$10,023	$10,022
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,170	$1,248
Accrued interest	72	165
Current portion of deferred revenue	1,307	1,322
Current maturities of debt	122	196
Operating lease current liabilities	48	50
Related party current liabilities	77	—
Total current liabilities	2,796	2,981
Long-term deferred revenue	79	81
Long-term debt	9,391	9,256
Deferred tax liabilities	511	565
Operating lease liabilities	310	320
Other long-term liabilities	195	170
Total liabilities	13,282	13,373
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 3,879 and 3,891 shares issued; 3,878 and 3,891 shares outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Accumulated other comprehensive (loss) income, net of tax	(4)	(4)
Treasury stock, at cost; 1 and 0 shares of common stock at March 31, 2023 and December 31, 2022, respectively	(5)	—
Accumulated deficit	(3,254)	(3,351)
Total stockholders’ equity (deficit)	(3,259)	(3,351)
Total liabilities and stockholders’ equity (deficit)	$10,023	$10,022

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended March 31, 2023
	Common Stock		Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2022	3,891	$4	$(4)	$—	—	$—	$(3,351)	$(3,351)
Comprehensive income, net of tax	—	—	—	—	—	—	233	233
Share-based payment expense	—	—	—	48	—	—	—	48
Exercise of stock options and vesting of restricted stock units	4	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(14)	—	—	—	(14)
Capital contribution related to Tax Sharing Agreement with Liberty Media	—	—	—	—	—	—	(14)	(14)
Cash dividends paid on common stock, $0.0242 per share	—	—	—	(34)	—	—	(60)	(94)
Common stock repurchased	—	—	—	—	17	(67)	—	(67)
Common stock retired	(16)	—	—	—	(16)	62	(62)	—
Balance at March 31, 2023	3,879	$4	$(4)	$—	1	$(5)	$(3,254)	$(3,259)

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$233	$309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136	135
Non-cash impairment and restructuring costs	8	—
Non-cash interest expense, net of amortization of premium	3	5
Provision for doubtful accounts	14	15
Gain on unconsolidated entity investments, net	—	(3)
(Gain) loss on other investments	(2)	3
Share-based payment expense	45	45
Deferred income tax (benefit) expense	(52)	29
Amortization of right-of-use assets	10	12
Changes in operating assets and liabilities:
Receivables	53	57
Related party, net	88	60
Prepaid expenses and other current assets	(38)	(71)
Other long-term assets	6	1
Accounts payable and accrued expenses	(57)	(116)
Accrued interest	(93)	(102)
Deferred revenue	(17)	(9)
Operating lease liabilities	(10)	(15)
Other long-term liabilities	23	—
Net cash provided by operating activities	350	355
Cash flows from investing activities:
Additions to property and equipment	(205)	(97)
Purchases of other investments	(1)	—
Acquisition of business, net of cash acquired	—	(44)
Investments in related parties and other equity investees	(29)	(1)
Net cash used in investing activities	(235)	(142)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(14)	(29)
Revolving credit facility, net	130	981
Principal payments of long-term borrowings	(77)	(1)
Payment of contingent consideration for business acquisition	(2)	—
Common stock repurchased and retired	(62)	(206)
Dividends paid	(94)	(1,073)
Net cash used in financing activities	(119)	(328)
Net decrease in cash, cash equivalents and restricted cash	(4)	(115)
Cash, cash equivalents and restricted cash at beginning of period (1)	65	199
Cash, cash equivalents and restricted cash at end of period (1)	$61	$84

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions)	2023	2022
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$195	$199
Income taxes paid	$—	$5
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$4	$—
Accumulated other comprehensive income, net of tax	$—	$8
Capital contribution pursuant to Tax Sharing Agreement	$14	$13

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents	$53	$57	$76	$191
Restricted cash included in Other long-term assets	8	8	8	8
Total cash, cash equivalents and restricted cash at end of period	$61	$65	$84	$199

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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of March 31, 2023, our Sirius XM business had approximately 34.0 million subscribers.
In addition to our audio entertainment businesses, we provide connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. We also offer a suite of data services that includes graphical weather and fuel prices, a traffic information service, and real-time weather services in boats and airplanes.
Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.
Pandora and Off-platform
Our Pandora and Off-platform business operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of March 31, 2023, Pandora had approximately 6.2 million subscribers.
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
Liberty Media
As of March 31, 2023, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 83% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements. Refer to Note 11 for more information regarding related parties.
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
In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been made.
Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 2, 2023.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 18.
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

(2)Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of March 31, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value due to the short-term nature of these instruments.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Our liabilities measured at fair value were as follows:

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$8,204	—	$8,204	—	$8,362	—	$8,362
(a)The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 12 for information related to the carrying value of our debt as of March 31, 2023 and December 31, 2022.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss of $4 was primarily comprised of the cumulative foreign currency translation adjustments related to our investment in Sirius XM Canada (refer to Note 11 for additional information). During the three months ended March 31, 2023 and 2022, we recorded foreign currency translation adjustment income of less than $1 and $8, net of tax expense of less than $1 and $3, respectively.

(3)Acquisitions
On January 12, 2022, we completed an acquisition for total cash consideration of $44. We recognized goodwill of $29, other definite-lived intangible assets of $19 and liabilities of $4.
There were no acquisition related costs recognized for the three months ended March 31, 2023 and March 31, 2022.

(4)Restructuring Costs
During the three months ended March 31, 2023, we initiated measures to pursue greater efficiency and to realign our business and focus on strategic priorities. As part of these measures, we reduced the size of our workforce by approximately 475 roles, or 8%. We recorded a charge of $23 primarily related to severance and other employee costs. In addition, we vacated one of our leased locations. We assessed the recoverability of the carrying value of the operating lease right of use asset related to this location and determined that the carrying value of the asset was not recoverable. As a result, we recorded an impairment of $5 to reduce its carrying value to its estimated fair value. Additionally, we accrued expenses of $2 for which we will not recognize any future economic benefits, and we wrote off fixed assets of less than $1 in connection with furniture and equipment located at the impaired office space. The total restructuring and related impairment charge of $30 was recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2023.
No restructuring costs were recognized during the three months ended March 31, 2022.

(5)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three months ended March 31, 2023 and 2022.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Common stock equivalents of 162 and 84 for the three months ended March 31, 2023 and 2022, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net Income available to common stockholders for basic net income per common share	$233	$309
Effect of interest on assumed conversions of convertible notes, net of tax	1	2
Net Income available to common stockholders for dilutive net income per common share	$234	$311
Denominator:
Weighted average common shares outstanding for basic net income per common share	3,889	3,948
Weighted average impact of assumed convertible notes	32	31
Weighted average impact of dilutive equity instruments	18	45
Weighted average shares for diluted net income per common share	3,939	4,024
Net income per common share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08

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
Receivables, net, consists of the following:

	March 31, 2023	December 31, 2022
Gross customer accounts receivable	$512	$585
Allowance for doubtful accounts	(10)	(11)
Customer accounts receivable, net	$502	$574
Receivables from distributors	59	53
Other receivables	26	28
Total receivables, net	$587	$655

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(7)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of March 31, 2023.
As of March 31, 2023, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three months ended March 31, 2023 and 2022. As of March 31, 2023, the cumulative balance of goodwill impairments recorded was $5,722, of which $4,766 was recognized during the year ended December 31, 2008 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of each of March 31, 2023 and December 31, 2022, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $2,290 and $959, respectively.
(8)Intangible Assets
Our intangible assets include the following:

		March 31, 2023			December 31, 2022
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	250	—	250
Definite life intangible assets:
OEM relationships	15 years	220	(138)	82	220	(135)	85
Licensing agreements	12 years	45	(45)	—	45	(45)	—
Software and technology	7 years	31	(22)	9	31	(21)	10
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(239)	203	442	(225)	217
Software and technology	5 years	391	(318)	73	391	(299)	92
Total intangible assets		$3,775	$(762)	$3,013	$3,775	$(725)	$3,050

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of March 31, 2023, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three months ended March 31, 2023 and 2022.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $37 and $39 for the three months ended March 31, 2023 and 2022, respectively. There were no retirements of definite lived intangible assets during the three months ended March 31, 2023 and 2022.
The expected amortization expense for each of the fiscal years 2023 through 2027 and for periods thereafter is as follows:

Years ending December 31,	Amount
2023 (remaining)	$107
2024	77
2025	72
2026	71
2027	25
Thereafter	15
Total definite life intangible assets, net	$367

(9)Property and Equipment
Property and equipment, net, consists of the following:

	March 31, 2023	December 31, 2022
Satellite system	$1,598	$1,841
Terrestrial repeater network	118	118
Leasehold improvements	102	100
Broadcast studio equipment	135	133
Capitalized software and hardware	1,831	1,821
Satellite telemetry, tracking and control facilities	79	76
Furniture, fixtures, equipment and other	87	89
Land	32	32
Building	71	70
Construction in progress	477	313
Total property and equipment	4,530	4,593
Accumulated depreciation	(2,944)	(3,094)
Property and equipment, net	$1,586	$1,499

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Construction in progress consists of the following:

	March 31, 2023	December 31, 2022
Satellite system	$314	$212
Terrestrial repeater network	11	10
Capitalized software and hardware	114	56
Other	38	35
Construction in progress	$477	$313
Depreciation and amortization expense on property and equipment was $99 and $96 for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we recorded impairment charges of less than $1 related to furniture and equipment in connection with impaired office space leases and $2 related to terminated software projects. Additionally, we retired fully depreciated property and equipment of $249 primarily related to the retirement of our XM-4 satellite and $22 with a net book value of $1 during the three months ended March 31, 2023 and 2022, respectively.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $3 and $1 for the three months ended March 31, 2023 and 2022, respectively, which related to the construction of our SXM-9, SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $5 for each of the three months ended March 31, 2023 and 2022.
Satellites
As of March 31, 2023, we operated a fleet of five satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of March 31, 2023:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2030
XM-3	2005	2020	2026
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
During the three months ended March 31, 2023, we removed our XM-4 satellite from service and began the process of de-orbiting the satellite which we expect to be completed by the end of 2023. Our XM-3 satellite remains available as an in-orbit spare.

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The components of lease expense were as follows:

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost	$21	$13
Sublease income	(1)	(1)
Total lease cost	$20	$12

During the three months ended March 31, 2023, we ceased using one of our leased locations and recorded an impairment charge of $5 to write down the carrying value of the right-of-use asset for this location to its estimated fair value. Refer to Note 4 for additional information.

(11)Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Sirius XM Canada and SoundCloud.

Liberty Media
As of March 31, 2023, Liberty Media beneficially owned, directly and indirectly, approximately 83% of the outstanding shares of our common stock. Liberty Media has three of its executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.
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
Our related party long-term assets as of March 31, 2023 and December 31, 2022 included the carrying value of our investment balance in Sirius XM Canada of $416 and $412, respectively, and, as of each of March 31, 2023 and December 31, 2022, also included $8, for the long-term value of the outstanding loan to Sirius XM Canada.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Sirius XM Canada paid gross dividends to us of less than $1 for each of the three months ended March 31, 2023 and 2022. Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income of $26 and $27 during the three months ended March 31, 2023 and 2022, respectively.

SoundCloud
We have an investment in SoundCloud which is accounted for as an equity method investment and recorded in Related party long-term assets in our unaudited consolidated balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's ten-member board of managers. Sirius XM's share of SoundCloud's net loss was $1 for each of the three months ended March 31, 2023 and 2022, which was recorded in Other (expense) income in our unaudited consolidated statements of comprehensive income.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the US and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $12 and $13 for the three months ended March 31, 2023 and 2022, respectively. We also had related party liabilities of $17 and $19 as of March 31, 2023 and December 31, 2022, respectively, related to this agreement.

(12)Debt
Our debt as of March 31, 2023 and December 31, 2022 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	March 31, 2023	March 31, 2023	December 31, 2022
Pandora (c) (d)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	$118	$118	$193
Sirius XM (b) (f)	April 2022	Incremental Term Loan	April 11, 2024	variable fee paid monthly	500	500	500
Sirius XM (b)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	992	992
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,493	1,492
Sirius XM (b)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,983	1,982
Sirius XM (b)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,240	1,240
Sirius XM (b)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,487	1,487
Sirius XM (b)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,485	1,485
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	August 31, 2026	variable fee paid quarterly	210	210	80
Sirius XM	Various	Finance leases	Various	n/a	n/a	15	12
Total Debt						9,523	9,463
Less: total current maturities						122	196
Less: total deferred financing costs						10	11
Total long-term debt						$9,391	$9,256
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
(d)We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the acquisition of Pandora Media, Inc. in 2019. During the three months ended March 31, 2023, certain investors exercised their right to require a Special Repurchase, as defined in the indenture governing such notes, and Pandora repurchased $75 in outstanding principal amount of its 1.75% Convertible Senior Notes due 2023 with cash for an aggregate purchase price equal to 100% of the principal amount of the notes repurchased plus accrued and unpaid interest to the date of repurchase. The 1.75% Convertible Senior Notes due 2023 were not convertible into common stock and were not redeemable as of March 31, 2023.
(e)In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. In March 2023, Sirius XM entered into an amendment to the Credit Facility to provide for the LIBOR transition on borrowings on or after July 1, 2023. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Until June 30, 2023, interest on borrowings is payable on a monthly basis and accrues at a rate based on either the Secured Overnight Financing Rate (“SOFR”) or LIBOR plus an applicable rate.  On or after July 1, 2023, borrowings based on LIBOR as the benchmark rate will no longer be available. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of March 31, 2023.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.
(f)In April 2022, Sirius XM entered into an amendment to the Credit Facility to incorporate an Incremental Term Loan borrowing of $500 which matures on April 11, 2024. Interest on the Incremental Term Loan borrowing is based on SOFR plus an applicable rate.
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
At March 31, 2023 and December 31, 2022, we were in compliance with our debt covenants.

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
The Pandora 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of March 31, 2023, the conversion rate applicable to the Pandora 2023 Notes was 162.7373 shares of Holdings' common stock per one thousand principal amount of the Pandora 2023 Notes.

(13)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 3,879 and 3,891 shares of common stock issued and 3,878 and 3,891 shares of common stock outstanding on March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, there were 222 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Quarterly Dividends
During the three months ended March 31, 2023, our board of directors declared and paid the following dividend:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 25, 2023	$0.0242	February 9, 2023	$94	February 24, 2023
Stock Repurchase Program
As of March 31, 2023, our board of directors had approved for repurchase an aggregate of $18,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of March 31, 2023, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,679 shares for $16,625, and $1,375 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the three months ended:

	March 31, 2023		March 31, 2022
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases (a)	17	$67	32	$200
(a)As of March 31, 2023, $5 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statement of stockholders’ equity (deficit).
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of March 31, 2023 and December 31, 2022.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(14)Benefit Plans
We recognized share-based payment expense of $45 for each of the three months ended March 31, 2023 and 2022.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the Compensation Committee of our Board of Directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of March 31, 2023, 115 shares of common stock were available for future grants under the 2015 Plan.
The Compensation Committee intends to award equity-based compensation to our senior management in the form of: stock options, restricted stock units, PRSUs, which will cliff vest after a performance period target established by the Compensation Committee is achieved, and PRSUs, which will cliff vest after a performance period based on the performance of our common stock relative to the companies included in the S&P 500 Index, which we refer to as a relative “TSR” or “total stockholder return” metric. TSRs based on the relative total stockholder return metric will only vest if our performance achieves at least the 25th percentile, with a target payout requiring performance at the 50th percentile. The settlement of PRSUs earned in respect of the applicable performance period will be generally subject to the executive’s continued employment with us through the date the total stockholder return performance is certified by the Compensation Committee.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees:

	For the Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.0%	1.4%
Expected life of options — years	3.80	3.60
Expected stock price volatility	31%	32%
Expected dividend yield	1.9%	1.3%

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The following table summarizes stock option activity under our share-based plans for the three months ended March 31, 2023:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	134	$5.55
Granted	9	$4.99
Exercised	(1)	$3.74
Forfeited, cancelled or expired	(1)	$5.73
Outstanding as of March 31, 2023	141	$5.52	5.30	$10
Exercisable as of March 31, 2023	95	$5.36	4.52	$10
The weighted average grant date fair value per stock option granted during the three months ended March 31, 2023 was $1.25.  The total intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was $1 and $16, respectively.  During the three months ended March 31, 2023, the number of net settled shares issued as a result of stock option exercises was less than 1.
We recognized share-based payment expense associated with stock options of $8 and $9 for the three months ended March 31, 2023 and 2022, respectively.
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the three months ended March 31, 2023:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2022	85	$6.38
Granted	8	$4.76
Vested	(6)	$6.82
Forfeited	(6)	$6.31
Nonvested as of March 31, 2023	81	$6.22
The total intrinsic value of restricted stock units, including PRSUs, vesting during the three months ended March 31, 2023 and 2022 was $32 and $46, respectively. During the three months ended March 31, 2023, the number of net settled shares issued as a result of restricted stock units vesting totaled 4. During the three months ended March 31, 2023, we granted 4 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividend paid during the three months ended March 31, 2023, we granted less than 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the three months ended March 31, 2023.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $37 and $36 for the three months ended March 31, 2023 and 2022, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at March 31, 2023 and December 31, 2022 was $436 and $472, respectively.  The total unrecognized compensation costs at March 31, 2023 are expected to be recognized over a weighted-average period of 2.4 years.
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
We recognized expenses of $6 and $5 for the three months ended March 31, 2023 and 2022, respectively, in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, for the three months ended March 31, 2023 and 2022 were $1 and less than $(1), respectively. As of March 31, 2023 and December 31, 2022, the fair value of the investments held in the trust were $51 and $47, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of comprehensive income.  We recorded gains (losses) on investments held in the trust of $2 and $(3) for the three months ended March 31, 2023 and 2022, respectively.

(15)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of March 31, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total
Debt obligations	$121	$504	$5	$1,213	$1,500	$6,250	$9,593
Cash interest payments	229	403	394	388	344	636	2,394
Satellite and transmission	158	249	141	94	2	10	654
Programming and content	282	297	227	125	61	107	1,099
Sales and marketing	73	80	37	16	5	—	211
Satellite incentive payments	5	8	7	4	3	15	42
Operating lease obligations	46	51	49	45	37	74	302
Royalties, minimum guarantees and other	239	310	79	47	1	1	677
Total (1)	$1,153	$1,902	$939	$1,932	$1,953	$7,093	$14,972
(1)The table does not include our reserve for uncertain tax positions, which at March 31, 2023 totaled $104.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of March 31, 2023, we had future fixed commitments related to music royalty and podcast agreements of $390, of which $132 will be paid in 2023 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasts, considers factors such as listening hours, downloads, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
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
We have also entered into various agreements with third parties for general operating purposes. The cost of our common stock acquired in our capital return program but not paid for as of March 31, 2023 was also included in this category.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

On September 29, 2022, Flo & Eddie filed an Amended Complaint, and on October 13, 2022, Pandora filed an Answer to the Amended Complaint. In accordance with the directive of the Ninth Circuit, the parties have agreed to a schedule for a Motion for Summary Judgment. In November 2022, Pandora filed a Motion for Summary Judgment and briefing on this Motion is complete.

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
We have calculated the provision for income taxes by using a separate return method.  Any difference between the tax expense (or benefit) allocated to us under the separate return method and payments to be made for (or received from) Liberty Media for tax expense are treated as either dividends or capital contributions. Income tax expense was $75 and $100 for the three months ended March 31, 2023 and 2022, respectively. In addition, we recorded $14 as a capital contribution related to the tax sharing agreement with Liberty Media which is recorded within Related party current liabilities on our unaudited consolidated balance sheets as of March 31, 2023.
Our effective tax rate for each of the three months ended March 31, 2023 and 2022 was 24.4%. The effective tax rate for the three months ended March 31, 2023 was negatively impacted by shortfalls related to share-based compensation. The effective tax rate for the three months ended March 31, 2022 was primarily impacted by a benefit associated with the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2023 will be approximately 23%.
As of March 31, 2023 and December 31, 2022, we had a valuation allowance related to deferred tax assets of $114 and $113, respectively, that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.
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
During the three months ended March 31, 2023, we invested $29 in certain tax-effective clean energy technologies equity investments.

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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had intersegment advertising revenue of $1 and less than $1 during the three months ended March 31, 2023 and 2022, respectively.
Segment revenue and gross profit were as follows during the period presented:

	For the Three Months Ended March 31, 2023
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,563	$128	$1,691
Advertising revenue	41	334	375
Equipment revenue	46	—	46
Other revenue	32	—	32
Total revenue	1,682	462	2,144
Cost of services (a)	(664)	(351)	(1,015)
Segment gross profit	$1,018	$111	$1,129
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended March 31, 2023
Segment Gross Profit	$1,129
Subscriber acquisition costs	(90)
Sales and marketing (a)	(214)
Engineering, design and development (a)	(68)
General and administrative (a)	(132)
Depreciation and amortization	(136)
Share-based payment expense	(45)
Impairment, restructuring and acquisition costs	(32)
Total other expense	(104)
Consolidated income before income taxes	$308
(a)     Share-based payment expense of $9 related to cost of services, $10 related to sales and marketing, $11 related to engineering, design and development and $15 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended March 31, 2022
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,582	$131	$1,713
Advertising revenue	47	336	383
Equipment revenue	53	—	53
Other revenue	37	—	37
Total revenue	1,719	467	2,186
Cost of services (b)	(649)	(330)	(979)
Segment gross profit	$1,070	$137	$1,207
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended March 31, 2022
Segment Gross Profit	$1,207
Subscriber acquisition costs	(90)
Sales and marketing (b)	(259)
Engineering, design and development (b)	(59)
General and administrative (b)	(109)
Depreciation and amortization	(135)
Share-based payment expense	(45)
Total other expense	(101)
Consolidated income before income taxes	$409
(b)     Share-based payment expense of $10 related to cost of services, $13 related to sales and marketing, $8 related to engineering, design and development and $14 related to general and administrative has been excluded.
A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of March 31, 2023, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three months ended March 31, 2023 and 2022.

(18)Subsequent Events
Capital Return Program
For the period from April 1, 2023 to April 25, 2023, we repurchased 9 shares of our common stock on the open market for an aggregate purchase price of $37, including fees and commissions.
On April 19, 2023, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0242 per share of common stock payable on May 24, 2023 to stockholders of record as of the close of business on May 5, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All amounts referenced in this Item 2 are in millions, except subscriber amounts are in thousands and per subscriber and per installation amounts are in ones, unless otherwise stated.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Special Note Regarding Forward-Looking Statements
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, including the risk factors described under “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2022.
Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•We have been, and may continue to be, adversely affected by certain supply chain issues
•We may be adversely affected by the war in Ukraine
•We face substantial competition and that competition is likely to increase over time
•If our efforts to attract and retain subscribers and listeners, or convert listeners into subscribers, are not successful, our business will be adversely affected
•We engage in extensive marketing efforts and the continued effectiveness of those efforts is an important part of our business
•We rely on third parties for the operation of our business, and the failure of third parties to perform could adversely affect our business
•Failure to successfully monetize and generate revenues from podcasts and other non-music content could adversely affect our business, operating results, and financial condition
•We may not realize the benefits of acquisitions or other strategic investments and initiatives
•The ongoing COVID-19 pandemic has introduced significant uncertainty to our business
•The impact of economic conditions may adversely affect our business, operating results, and financial condition
•A substantial number of our Sirius XM service subscribers periodically cancel their subscriptions and we cannot predict how successful we will be at retaining customers
•Our ability to profitably attract and retain subscribers to our Sirius XM service is uncertain
•Our business depends in part upon the auto industry
•Failure of our satellites would significantly damage our business
•Our Sirius XM service may experience harmful interference from wireless operations
•Our Pandora ad-supported business has suffered a substantial and consistent loss of monthly active users, which may adversely affect our Pandora service
•Our Pandora business generates a significant portion of its revenues from advertising, and reduced spending by advertisers could harm our business
•Our failure to convince advertisers of the benefits of our Pandora and Off-platform ad-supported service could harm our business
•If we are unable to maintain revenue growth from our advertising products our results of operations will be adversely affected
•Changes to mobile operating systems and browsers may hinder our ability to sell advertising and market our services

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

The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of March 31, 2023, our Sirius XM business had approximately 34.0 million subscribers.
In addition to our audio entertainment businesses, we provide connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. We also offer a suite of data services that includes graphical weather and fuel prices, a traffic information service, and real-time weather services in boats and airplanes.
Sirius XM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada. Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora and Off-platform
Our Pandora and Off-platform business operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of March 31, 2023, Pandora had approximately 6.2 million subscribers.
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

Liberty Media
As of March 31, 2023, Liberty Media beneficially owned, directly and indirectly, approximately 83% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Results of Operations
Set forth below are our results of operations for the three months ended March 31, 2023 compared with the three months ended March 31, 2022. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended March 31,		2023 vs 2022 Change
	2023	2022	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,563	$1,582	$(19)	(1)%
Advertising revenue	41	47	(6)	(13)%
Equipment revenue	46	53	(7)	(13)%
Other revenue	32	37	(5)	(14)%
Total Sirius XM revenue	1,682	1,719	(37)	(2)%
Pandora and Off-platform:
Subscriber revenue	128	131	(3)	(2)%
Advertising revenue	334	336	(2)	(1)%
Total Pandora and Off-platform revenue	462	467	(5)	(1)%
Total consolidated revenue	2,144	2,186	(42)	(2)%
Cost of services
Sirius XM:
Revenue share and royalties	390	382	8	2%
Programming and content	135	129	6	5%
Customer service and billing	103	103	—	—%
Transmission	41	41	—	—%
Cost of equipment	3	3	—	—%
Total Sirius XM cost of services	672	658	14	2%
Pandora and Off-platform:
Revenue share and royalties	310	288	22	8%
Programming and content	15	11	4	36%
Customer service and billing	19	22	(3)	(14)%
Transmission	8	10	(2)	(20)%
Total Pandora and Off-platform cost of services	352	331	21	6%
Total consolidated cost of services	1,024	989	35	4%
Subscriber acquisition costs	90	90	—	—%
Sales and marketing	224	272	(48)	(18)%
Engineering, design and development	79	67	12	18%
General and administrative	147	123	24	20%
Depreciation and amortization	136	135	1	1%
Impairment, restructuring and acquisition costs	32	—	32	nm
Total operating expenses	1,732	1,676	56	3%
Income from operations	412	510	(98)	(19)%
Other (expense) income:
Interest expense	(107)	(103)	(4)	(4)%
Other income	3	2	1	nm
Total other expense	(104)	(101)	(3)	(3)%
Income before income taxes	308	409	(101)	(25)%
Income tax expense	(75)	(100)	25	25%
Net income	$233	$309	$(76)	(25)%
nm - not meaningful

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended March 31, 2023 and 2022, subscriber revenue was $1,563 and $1,582, respectively, a decrease of 1%, or $19. The decrease was primarily driven by a reduction in paid promotional revenue resulting from lower overall rates from automakers offering paid promotional subscriptions and lower revenue generated from our connected vehicle services, partially offset by an increase in self-pay revenue.
We expect subscriber revenues to increase based on increases in the average price of our services.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended March 31, 2023 and 2022, advertising revenue was $41 and $47, respectively, a decrease of 13%, or $6. The decrease was due to a decrease in the number of spots sold and aired primarily on news, talk, and entertainment channels.
We expect our Sirius XM advertising revenue to remain relatively flat.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended March 31, 2023 and 2022, equipment revenue was $46 and $53, respectively, a decrease of 13%, or $7. The decrease was driven by lower chipset production as well as lower royalty rates.
We expect equipment revenue to decrease due to the impact of semiconductor supply shortages driving higher chipset costs for new technology.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, revenue from our connected vehicle services, and ancillary revenues.
For the three months ended March 31, 2023 and 2022, other revenue was $32 and $37, respectively, a decrease of 14%, or $5. The decrease was primarily driven by lower revenue generated by our connected vehicle services and lower royalty revenue generated by Sirius XM Canada.
We expect other revenue to continue to decrease due to lower revenue from our connected vehicle services.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For the three months ended March 31, 2023 and 2022, Pandora and Off-platform subscriber revenue was $128 and $131, respectively, a decrease of 2%, or $3. The decrease was primarily driven by the decline in the Pandora Plus subscriber base.
We expect Pandora and Off-platform subscriber revenues to remain relatively flat.

Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended March 31, 2023 and 2022, Pandora and Off-platform advertising revenue was $334 and $336, respectively, a decrease of 1%, or $2. The decrease was primarily due to lower streaming sell-through partially offset by higher podcasting and programmatic revenue.
We expect Pandora and Off-platform advertising revenue to increase due growth in podcast revenue.
Total Consolidated Revenue
Total Consolidated Revenue for the three months ended March 31, 2023 and 2022 was $2,144 and $2,186, respectively, a decrease of 2%, or $42.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the three months ended March 31, 2023 and 2022, revenue share and royalties were $390 and $382, respectively, an increase of 2%, or $8, and increased as a percentage of total Sirius XM revenue. The increase was driven by higher web streaming royalty rates as well as the expiration of certain licenses covering pre-1972 licenses sound recordings.
We expect our Sirius XM revenue share and royalty costs to increase due to higher royalty rates under the statutory webcasting license resulting from increases in the Consumer Price Index as well as increases based on higher subscription revenue.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended March 31, 2023 and 2022, programming and content expenses were $135 and $129, respectively, an increase of 5%, or $6, and increased as a percentage of total Sirius XM revenue. The increase was driven by content licensing costs and live performance production costs.
We expect our Sirius XM programming and content expenses to remain relatively flat.
Sirius XM Customer Service and Billing includes costs associated with the operation and management of internal and third-party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For each of the three months ended March 31, 2023 and 2022, customer service and billing expenses were $103 and increased as a percentage of total Sirius XM revenue. Lower call center costs were offset by higher transaction costs and bad debt expense.
We expect our Sirius XM customer service and billing expenses to decline due to lower call center and personnel-related costs.
Sirius XM Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet and 360L streaming and connected vehicle services.
For each of the three months ended March 31, 2023 and 2022, transmission expenses were $41 and increased as a percentage of total Sirius XM revenue. Lower data center costs were offset by higher contractor costs.

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
For each of the three months ended March 31, 2023 and 2022, cost of equipment was $3 and increased as a percentage of total Sirius XM revenue. Lower component costs were offset by higher shipping costs.
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
For the three months ended March 31, 2023 and 2022, revenue share and royalties were $310 and $288, respectively, an increase of 8%, or $22, and increased as a percentage of total Pandora and Off-platform revenue. The increase was primarily due to costs related to an increase in certain web streaming royalty rates, primarily related to our advertising revenue.
We expect our Pandora and Off-platform revenue share and royalties to increase related to growth in our podcast revenue.
Pandora and Off-platform Programming and Content includes costs to produce live listener events and promote content.
For the three months ended March 31, 2023 and 2022, programming and content expenses were $15 and $11, respectively, an increase of 36%, or $4, and increased as a percentage of total Pandora and Off-platform revenue. The increase was primarily attributable to higher podcast license fees as well as higher personnel-related costs.
We expect our Pandora and Off-platform programming and content costs to increase as we offer additional programming and produce live listener events and promotions.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the three months ended March 31, 2023 and 2022, customer service and billing expenses were $19 and $22, respectively, a decrease of 14% or $3, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease was driven by lower transaction fees and bad debt expense.
We expect our Pandora and Off-platform customer service and billing costs to decrease driven by lower transaction fees.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended March 31, 2023 and 2022, transmission expenses were $8 and $10, respectively, a decrease of 20%, or $2, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease was driven by lower personnel-related costs as well as lower streaming costs resulting from a decline in listener hours.
We expect our Pandora and Off-platform transmission costs to decrease as a result of lower personnel-related costs and lower listener hours.

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
For each of the three months ended March 31, 2023 and 2022, subscriber acquisition costs were $90 and increased as a percentage of total revenue. Higher chipset installations, which grew 7% compared to the prior year period, were offset by lower hardware subsidy rates.
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
For the three months ended March 31, 2023 and 2022, sales and marketing expenses were $224 and $272, respectively, a decrease of 18%, or $48, and decreased as a percentage of total revenue. The decrease was primarily due to a decrease in advertising and marketing to support our brands and streaming marketing expenditures.
We anticipate that sales and marketing expenses will decrease in the near term due to lower spend for direct marketing, performance media, and brand marketing spend associated with acquiring and retaining listeners and subscribers but will increase in the latter half of 2023.
Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.
For the three months ended March 31, 2023 and 2022, engineering, design and development expenses were $79 and $67, respectively, an increase of 18%, or $12, and increased as a percentage of total revenue. The increase was driven by higher personnel-related and cloud hosting costs.
We expect engineering, design and development expenses to increase as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technologies departments.
For the three months ended March 31, 2023 and 2022, general and administrative expenses were $147 and $123, respectively, an increase of 20%, or $24, and increased as a percentage of total revenue. The increase was primarily driven by increased litigation costs as well as higher personnel-related and software costs.
We expect our general and administrative expenses to remain relatively flat.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended March 31, 2023 and 2022, depreciation and amortization expense was $136 and $135, respectively. The increase was driven by an increase in capitalized software and hardware.
Impairment, Restructuring and Acquisition Costs represents impairment charges, net of insurance recoveries, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces as well as employee severance charges associated with organizational changes, and acquisition costs.

For the three months ended March 31, 2023, impairment, restructuring and acquisition costs were $32. During the three months ended March 31, 2023, we recorded a charge of $23 associated with severance and other employee costs and $9 primarily related to a vacated office space. There were no impairment, restructuring and acquisition costs recorded during the three months ended March 31, 2022.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended March 31, 2023 and 2022, interest expense was $107 and $103, respectively. The increase was driven by a higher average outstanding debt balance.
Other (Expense) Income primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For the three months ended March 31, 2023 and 2022, other income was $3 and $2, respectively. For the three months ended March 31, 2023, we recorded trading gains associated with the investments held for our Deferred Compensation Plan as well as our share of Sirius XM Canada's net income, partially offset by our share of SoundCloud's net losses. For the three months ended March 31, 2022, we recorded our share of Sirius XM Canada's net income and interest earned on our loan to Sirius XM Canada, which was partially offset by trading losses associated with the investments held for our Deferred Compensation Plan.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended March 31, 2023 and 2022, income tax expense was $75 and $100, respectively.
Our effective tax rate for each of the three months ended March 31, 2023 and 2022 was 24.4%. The effective tax rate for the three months ended March 31, 2023 was negatively impacted by shortfalls related to share-based compensation. The effective tax rate for the three months ended March 31, 2022 was primarily impacted by a benefit associated with the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2023 will be approximately 23%.

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

Set forth below are our subscriber balances as of March 31, 2023 compared to March 31, 2022.

	As of March 31,		2023 vs 2022 Change
(subscribers in thousands)	2023	2022	Amount	%
Sirius XM
Self-pay subscribers	32,040	32,014	26	—%
Paid promotional subscribers	1,984	1,940	44	2%
Ending subscribers	34,024	33,954	70	—%
Sirius XM Canada subscribers	2,587	2,523	64	3%

Pandora and Off-platform
Monthly active users - all services	46,663	50,554	(3,891)	(8)%
Self-pay subscribers	6,222	6,328	(106)	(2)%
Paid promotional subscribers	—	—	—	nm
Ending subscribers	6,222	6,328	(106)	(2)%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,		2023 vs 2022 Change
(subscribers in thousands)	2023	2022	Amount	%
Sirius XM
Self-pay subscribers	(347)	(25)	(322)	(1,288)%
Paid promotional subscribers	66	(54)	120	222%
Net additions	(281)	(79)	(202)	(256)%
Weighted average number of subscribers	34,114	33,890	224	1%
Average self-pay monthly churn	1.6%	1.6%	—%	—%
ARPU (1)	$15.29	$15.53	$(0.24)	(2)%
SAC, per installation	$14.39	$12.73	$1.66	13%
Pandora and Off-platform
Self-pay subscribers	7	4	3	75%
Paid promotional subscribers	—	(69)	69	nm
Net additions	7	(65)	72	(111)%
Weighted average number of subscribers	6,203	6,356	(153)	(2)%
Ad supported listener hours (in billions)	2.59	2.68	(0.10)	(4)%
Advertising revenue per thousand listener hours (RPM)	$85.09	$89.77	$(4.68)	(5)%
Total Company
Adjusted EBITDA	$625	$690	$(65)	(9)%
Free cash flow	$144	$258	$(114)	(44)%
nm - not meaningful

(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $39 and $49 for the three months ended March 31, 2023 and 2022, respectively.

Sirius XM
Subscribers. At March 31, 2023, Sirius XM had approximately 34,024 subscribers, an increase of 70, from the approximately 33,954 subscribers as of March 31, 2022. The increase was due to the increase in paid promotional subscribers generated by vehicle sales and growth in our self-pay subscriber base.
For the three months ended March 31, 2023 and 2022, net subscriber additions were (281) and (79), respectively. Self-pay net additions decreased as a result of lower streaming net additions due to reduced marketing in late 2022, lower vehicle conversion rates as well as higher vehicle related churn, partially offset by lower non-pay churn. Paid promotional net additions increased as the three months ended March 31, of 2022 were impacted by the semiconductor supply shortage as well as a shift to free trials at certain automakers.
Sirius XM Canada Subscribers. At March 31, 2023, Sirius XM Canada had approximately 2,587 self-pay subscribers, an increase of 64, or 3%, from the approximately 2,523 Sirius XM Canada self-pay subscribers as of March 31, 2022.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For each of the three months ended March 31, 2023 and 2022, our average self-pay monthly churn rate was 1.6%. Higher vehicle related churn was offset by lower non-pay churn.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended March 31, 2023 and 2022, subscriber ARPU - Sirius XM was $15.29 and $15.53, respectively. The decrease was driven by lower rates on certain paid promotional plans, the impact of the mix of discounted plans, and lower Sirius XM advertising revenue; partially offset by increases in certain subscription rates.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended March 31, 2023 and 2022, SAC, per installation, was $14.39 and $12.73, respectively. The increase was driven by a change in the mix of OEMs during the quarter and prior year impacts from the semiconductor supply shortages which lead to higher chipset costs in our new technology.
Pandora and Off-platform
Monthly Active Users. At March 31, 2023, Pandora had approximately 46,663 monthly active users, a decrease of 3,891 monthly active users, or 8%, from the 50,554 monthly active users as of March 31, 2022. The decrease in monthly active users was driven by churn and a decline in the number of new users.
Subscribers. At March 31, 2023, Pandora had approximately 6,222 subscribers, a decrease of 106, or 2%, from the approximately 6,328 subscribers as of March 31, 2022.
For the three months ended March 31, 2023 and 2022, net subscriber additions were 7 and (65), respectively. The increase was driven by improved retention.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended March 31, 2023 and 2022, ad supported listener hours were 2,586 and 2,685, respectively. The decrease of 4% in ad supported listener hours was primarily driven by the decline in monthly active users, partially offset by increased hours per active user.
RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended March 31, 2023 and 2022, RPM was $85.09 and $89.77, respectively. The decrease was the result of lower sell-through.

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
For the three months ended March 31, 2023 and 2022, adjusted EBITDA was $625 and $690, respectively, a decrease of 9%, or $65. Lower overall revenue, combined with higher revenue share and royalties, legal, and other general and administrative costs, were partially offset by lower sales and marketing expenses.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended March 31, 2023 and 2022, free cash flow was $144 and $258, respectively, a decrease of $114, or 44%. The decrease was primarily driven by higher satellite construction payments and severance payments.

Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the three months ended March 31, 2023 compared with the three months ended March 31, 2022.

	For the Three Months Ended March 31,
	2023	2022	2023 vs 2022
Net cash provided by operating activities	$350	$355	$(5)
Net cash used in investing activities	(235)	(142)	(93)
Net cash used in financing activities	(119)	(328)	209
Net decrease in cash, cash equivalents and restricted cash	(4)	(115)	111
Cash, cash equivalents and restricted cash at beginning of period	65	199	(134)
Cash, cash equivalents and restricted cash at end of period	$61	$84	$(23)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $5 to $350 for the three months ended March 31, 2023 from $355 for the three months ended March 31, 2022.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the three months ended March 31, 2023 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective equity investments for total cash consideration of $29. Cash flows used in investing activities in the three months ended March 31, 2022 were primarily due to spending for capitalized software and hardware, the construction of a replacement satellite and an acquisition for total cash consideration of $44. We spent $62 and $65 on capitalized software and hardware as well as $127 and $24 to construct satellites during the three months ended March 31, 2023 and 2022, respectively.
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
Cash flows used in financing activities in the three months ended March 31, 2023 were primarily due to the payment of cash dividends of $94, the repurchase of $75 in principal amount of Pandora's 1.75% Convertible Senior Notes due 2023, the purchase and retirement of shares of our common stock under our repurchase program for $62, and payment of $14 for taxes in lieu of shares issued for share-based compensation, partially offset by net borrowings under our Credit Facility of $130. Cash flows used in financing activities in the three months ended March 31, 2022 were primarily due to the payment of cash dividends of $1,073, the purchase and retirement of shares of our common stock under our repurchase program for $206 and payment of $29 for taxes in lieu of shares issued for share-based compensation, partially offset by net borrowings under our Credit Facility of $981.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of March 31, 2023, $210 was outstanding under our Credit Facility and $1,540 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and to pursue strategic opportunities.
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
Capital Return Program
As of March 31, 2023, our board of directors had authorized for repurchase an aggregate of $18,000 of our common stock.  As of March 31, 2023, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,679 shares for $16,625, and $1,375 remained available for additional repurchases under our existing stock repurchase program authorization.
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
On April 19, 2023, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0242 per share of common stock payable on May 24, 2023 to stockholders of record as of the close of business on May 5, 2023.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's convertible notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of March 31, 2023, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 12 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

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
Critical Accounting Policies and Estimates
For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management's Discussion and Analysis of
Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
There have been no material changes to our critical accounting policies and estimates since December 31, 2022.
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
Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA is a Non-GAAP financial measure that excludes or adjusts for the impact of other expense (income), loss on extinguishment of debt, impairment, restructuring and acquisition costs, other non-cash charges such as share-based payment expense, and legal settlements and reserves (if applicable). We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. As a result of large capital investments in our satellite radio system, our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of impairment, restructuring and acquisition related costs, to the extent they occur during the period, is useful as they are significant expenses not incurred as part of our normal operations for the period.

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

	For the Three Months Ended March 31,
	2023	2022
Net income:	$233	$309
Add back items excluded from Adjusted EBITDA:
Impairment, restructuring and acquisition costs	32	—
Share-based payment expense (1)	45	45
Depreciation and amortization	136	135
Interest expense	107	103
Other income	(3)	(2)
Income tax expense	75	100
Adjusted EBITDA	$625	$690
(1)Allocation of share-based payment expense:

	For the Three Months Ended March 31,
	2023	2022
Programming and content	$7	$8
Customer service and billing	1	1
Transmission	1	1
Sales and marketing	10	13
Engineering, design and development	11	8
General and administrative	15	14
Total share-based payment expense	$45	$45

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

	For the Three Months Ended March 31,
	2023	2022
Cash Flow information
Net cash provided by operating activities	$350	$355
Net cash used in investing activities	(235)	(142)
Net cash used in financing activities	(119)	(328)
Free Cash Flow
Net cash provided by operating activities	350	355
Additions to property and equipment	(205)	(97)
Purchases of other investments	(1)	—
Free cash flow	$144	$258
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended March 31,
	2023	2022
Subscriber acquisition costs, excluding connected vehicle services	$90	$90
Less: margin from sales of radios and accessories, excluding connected vehicle services	(43)	(50)
	$47	$40
Installations (in thousands)	3,334	3,125
SAC, per installation (a)	$14.39	$12.73
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of March 31, 2023, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Sirius XM’s borrowings under the Credit Facility carry a variable interest rate. Until June 30, 2023, Sirius XM can borrow using the Secured Overnight Financing Rate (“SOFR”) or the London Inter-bank Offered Rate (“LIBOR”) (except for the Incremental Term Loan which carries a variable interest rate based on the SOFR) plus an applicable rate based on its debt to operating cash flow ratio. On or after July 1, 2023, borrowings based on LIBOR as the benchmark rate will no longer be available. We may, in the future, hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.
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

As of March 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 15 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in response to Part I, “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the Securities and Exchange Commission on February 2, 2023.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of March 31, 2023, our board of directors had approved for repurchase an aggregate of $18.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of March 31, 2023, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.7 billion shares for $16.6 billion, and $1.4 billion remained available under our existing $18.0 billion stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2023 - January 31, 2023	—	$—	—	$1,440,768,426
February 1, 2023 - February 28, 2023	3,710,950	$4.54	3,710,950	$1,423,907,202
March 1, 2023 - March 31, 2023	12,900,000	$3.84	12,900,000	$1,374,433,412
Total	16,610,950	$3.99	16,610,950

(a)These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

10.1
Amendment No. 7, dated as of March 29, 2023, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (filed herewith).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2023 and 2022; (ii) Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2023 and 2022; and (v) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of April 2023.

SIRIUS XM HOLDINGS INC.

By:	/s/ Sean S. Sullivan
Sean S. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)