Form 10-Q
period 2023-06-30
SIRIUS XM HOLDINGS INC.
filed 2023-08-01
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 28, 2023)
Common stock, $0.001 par value	3,842,403,049	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenue:
Subscriber revenue	$1,725	$1,719	$3,417	$3,432
Advertising revenue	445	452	819	835
Equipment revenue	47	45	93	98
Other revenue	33	37	65	75
Total revenue	2,250	2,253	4,394	4,440
Operating expenses:
Cost of services:
Revenue share and royalties	732	711	1,432	1,381
Programming and content	153	153	303	292
Customer service and billing	123	125	246	251
Transmission	50	54	99	106
Cost of equipment	3	3	7	6
Subscriber acquisition costs	93	91	183	181
Sales and marketing	220	285	443	557
Engineering, design and development	83	72	162	139
General and administrative	157	127	303	250
Depreciation and amortization	139	135	275	270
Impairment, restructuring and acquisition costs	18	1	50	1
Total operating expenses	1,771	1,757	3,503	3,434
Income from operations	479	496	891	1,006
Other (expense) income:
Interest expense	(107)	(104)	(213)	(206)
Other income (expense)	—	(4)	3	(2)
Total other expense	(107)	(108)	(210)	(208)
Income before income taxes	372	388	681	798
Income tax expense	(62)	(96)	(138)	(197)
Net income	$310	$292	$543	$601
Foreign currency translation adjustment, net of tax	7	(10)	7	(2)
Total comprehensive income	$317	$282	$550	$599
Net income per common share:
Basic	$0.08	$0.07	$0.14	$0.15
Diluted	$0.08	$0.07	$0.14	$0.15
Weighted average common shares outstanding:
Basic	3,861	3,928	3,875	3,938
Diluted	3,873	4,005	3,892	4,016

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$51	$57
Receivables, net	660	655
Related party current assets	29	42
Prepaid expenses and other current assets	299	284
Total current assets	1,039	1,038
Property and equipment, net	1,616	1,499
Intangible assets, net	2,977	3,050
Goodwill	3,249	3,249
Related party long-term assets	500	488
Deferred tax assets	147	147
Operating lease right-of-use assets	286	315
Other long-term assets	264	236
Total assets	$10,078	$10,022
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,213	$1,248
Accrued interest	165	165
Current portion of deferred revenue	1,287	1,322
Current maturities of debt	525	196
Operating lease current liabilities	45	50
Total current liabilities	3,235	2,981
Long-term deferred revenue	76	81
Long-term debt	8,908	9,256
Deferred tax liabilities	472	565
Operating lease liabilities	298	320
Other long-term liabilities	200	170
Total liabilities	13,189	13,373
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 3,845 and 3,891 shares issued; 3,844 and 3,891 shares outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Accumulated other comprehensive income (loss), net of tax	3	(4)
Treasury stock, at cost; 1 and 0 shares of common stock at June 30, 2023 and December 31, 2022, respectively	(3)	—
Accumulated deficit	(3,115)	(3,351)
Total stockholders’ equity (deficit)	(3,111)	(3,351)
Total liabilities and stockholders’ equity (deficit)	$10,078	$10,022

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Six Months Ended June 30, 2023
	Common Stock		Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2022	3,891	$4	$(4)	$—	—	$—	$(3,351)	$(3,351)
Comprehensive income, net of tax	—	—	7	—	—	—	543	550
Share-based payment expense	—	—	—	94	—	—	—	94
Exercise of stock options and vesting of restricted stock units	6	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(18)	—	—	—	(18)
Capital contribution from Liberty Media related to Tax Sharing Agreement	—	—	—	—	—	—	4	4
Cash dividends paid on common stock, $0.0484 per share	—	—	—	(76)	—	—	(112)	(188)
Common stock repurchased	—	—	—	—	53	(202)	—	(202)
Common stock retired	(52)	—	—	—	(52)	199	(199)	—
Balance at June 30, 2023	3,845	$4	$3	$—	1	$(3)	$(3,115)	$(3,111)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended June 30, 2023
	Common Stock		Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at March 31, 2023	3,879	$4	$(4)	$—	1	$(5)	$(3,254)	$(3,259)
Comprehensive income, net of tax	—	—	7	—	—	—	310	317
Share-based payment expense	—	—	—	46	—	—	—	46
Exercise of stock options and vesting of restricted stock units	2	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(4)	—	—	—	(4)
Capital contribution from Liberty Media related to Tax Sharing Agreement	—	—	—	—	—	—	18	18
Cash dividends paid on common stock, $0.0242 per share	—	—	—	(42)	—	—	(52)	(94)
Common stock repurchased	—	—	—	—	36	(135)	—	(135)
Common stock retired	(36)	—	—	—	(36)	137	(137)	—
Balance at June 30, 2023	3,845	$4	$3	$—	1	$(3)	$(3,115)	$(3,111)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Six Months Ended June 30, 2022
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2021	3,968	$4	$15	$—	1	$(8)	$(2,636)	$(2,625)
Cumulative effect of change in accounting principles	—	—	—	—	—	—	(14)	(14)
Comprehensive (loss) income, net of tax	—	—	(2)	—	—	—	601	599
Share-based payment expense	—	—	—	101	—	—	—	101
Exercise of stock options and vesting of restricted stock units	8	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(39)	—	—	—	(39)
Capital contribution to Liberty Media related to Tax Sharing Agreement	—	—	—	—	—	—	(25)	(25)
Cash dividends paid on common stock, $0.293923 per share	—	—	—	(62)	—	—	(1,097)	(1,159)
Common stock repurchased	—	—	—	—	67	(417)	—	(417)
Common stock retired	(67)	—	—	—	(67)	415	(415)	—
Balance at June 30, 2022	3,909	$4	$13	$—	1	$(10)	$(3,586)	$(3,579)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended June 30, 2022
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at March 31, 2022	3,940	$4	$23	$—	—	$(2)	$(3,612)	$(3,587)
Comprehensive (loss) income, net of tax	—	—	(10)	—	—	—	292	282
Share-based payment expense	—	—	—	51	—	—	—	51
Exercise of stock options and vesting of restricted stock units	3	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(10)	—	—	—	(10)
Capital contribution to Liberty Media related to Tax Sharing Agreement	—	—	—	—	—	—	(12)	(12)
Cash dividends paid on common stock, $0.0219615 per share	—	—	—	(41)	—	—	(45)	(86)
Common stock repurchased	—	—	—	—	35	(217)	—	(217)
Common stock retired	(34)	—	—	—	(34)	209	(209)	—
Balance at June 30, 2022	3,909	$4	$13	$—	1	$(10)	$(3,586)	$(3,579)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$543	$601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275	270
Non-cash impairment and restructuring costs	20	—
Non-cash interest expense, net of amortization of premium	7	9
Provision for doubtful accounts	31	29
Loss (gain) on unconsolidated entity investments, net	4	(3)
(Gain) loss on other investments	(5)	9
Share-based payment expense	87	92
Deferred income tax (benefit) expense	(94)	60
Amortization of right-of-use assets	21	21
Changes in operating assets and liabilities:
Receivables	(36)	35
Related party, net	17	1
Prepaid expenses and other current assets	(15)	(83)
Other long-term assets	(1)	6
Accounts payable and accrued expenses	(18)	(81)
Accrued interest	—	(9)
Deferred revenue	(40)	(32)
Operating lease liabilities	(25)	(30)
Other long-term liabilities	30	(7)
Net cash provided by operating activities	801	888
Cash flows from investing activities:
Additions to property and equipment	(333)	(196)
(Purchase) sale of other investments	(1)	1
Acquisition of business, net of cash acquired	—	(137)
Investments in related parties and other equity investees	(31)	(1)
Net cash used in investing activities	(365)	(333)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(18)	(39)
Revolving credit facility, net	143	510
Proceeds from long-term borrowings, net of costs	—	499
Principal payments of long-term borrowings	(177)	(2)
Payment of contingent consideration for business acquisition	(3)	(3)
Distribution to parent related to Tax Sharing Agreement	—	(11)
Common stock repurchased and retired	(199)	(415)
Dividends paid	(188)	(1,159)
Net cash used in financing activities	(442)	(620)
Net decrease in cash, cash equivalents and restricted cash	(6)	(65)
Cash, cash equivalents and restricted cash at beginning of period (1)	65	199
Cash, cash equivalents and restricted cash at end of period (1)	$59	$134

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2023	2022
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$205	$205
Income taxes paid	$177	$145
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$7	$3
Accumulated other comprehensive income (loss), net of tax	$7	$(2)
Capital contribution from (to) Liberty Media pursuant to Tax Sharing Agreement	$4	$(14)

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$51	$57	$126	$191
Restricted cash included in Other long-term assets	8	8	8	8
Total cash, cash equivalents and restricted cash at end of period	$59	$65	$134	$199

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
SiriusXM
Our SiriusXM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. SiriusXM packages include live, curated and certain exclusive and on demand programming. The SiriusXM service is distributed through our two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and our website. Our Sirius XM service is also available through our in-car user interface, which we call “360L,” that combines our satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
The primary source of revenue from our SiriusXM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of June 30, 2023, our SiriusXM business had approximately 34.0 million subscribers.
In addition to our audio entertainment businesses, we provide connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. We also offer a suite of data services that includes graphical weather and fuel prices, a traffic information service, and real-time weather services in boats and airplanes.
SiriusXM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.
Pandora and Off-platform
Our Pandora and Off-platform business operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select SiriusXM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of June 30, 2023, Pandora had approximately 6.2 million subscribers.
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
Liberty Media
As of June 30, 2023, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, approximately 83% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements. Refer to Note 11 for more information regarding related parties.
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
In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 18.
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

(2)Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of June 30, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value due to the short-term nature of these instruments.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Our liabilities measured at fair value were as follows:

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$8,235	—	$8,235	—	$8,362	—	$8,362
(a)The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 12 for information related to the carrying value of our debt as of June 30, 2023 and December 31, 2022.

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
There were no acquisition related costs recognized for the three and six months ended June 30, 2023. Acquisition related costs for the three and six months ended June 30, 2022 were $1 and $3, respectively.

(4)Restructuring Costs
During the three and six months ended June 30, 2023, restructuring costs were $5 and $35, respectively. During the six months ended June 30, 2023, we initiated measures to pursue greater efficiency and to realign our business and focus on strategic priorities. As part of these measures, we reduced the size of our workforce by approximately 475 roles, or 8%. We recorded a charge of $28 primarily related to severance and other related costs. In addition, we vacated one of our leased locations and recorded an impairment of $5 to reduce the carrying value of the related right of use asset to its estimated fair value. Additionally, we accrued expenses of $2 for which we will not recognize any future economic benefits. The restructuring and related impairment charges were recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income.
No restructuring costs were recognized during the three and six months ended June 30, 2022.

(5)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and six months ended June 30, 2023 and 2022.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Common stock equivalents of 175 and 84 for the three months ended June 30, 2023 and 2022, respectively, and 162 and 81 for the six months ended June 30, 2023 and 2022, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net Income available to common stockholders for basic net income per common share	$310	$292	$543	$601
Effect of interest on assumed conversions of convertible notes, net of tax	—	1	1	3
Net Income available to common stockholders for dilutive net income per common share	$310	$293	$544	$604
Denominator:
Weighted average common shares outstanding for basic net income per common share	3,861	3,928	3,875	3,938
Weighted average impact of assumed convertible notes	3	31	3	31
Weighted average impact of dilutive equity instruments	9	46	14	47
Weighted average shares for diluted net income per common share	3,873	4,005	3,892	4,016
Net income per common share:
Basic	$0.08	$0.07	$0.14	$0.15
Diluted	$0.08	$0.07	$0.14	$0.15

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Receivables, net, consists of the following:

	June 30, 2023	December 31, 2022
Gross customer accounts receivable	$595	$585
Allowance for doubtful accounts	(14)	(11)
Customer accounts receivable, net	$581	$574
Receivables from distributors	58	53
Other receivables	21	28
Total receivables, net	$660	$655

(7)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of June 30, 2023.
As of June 30, 2023, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, the cumulative balance of goodwill impairments recorded was $5,722, of which $4,766 was recognized during the year ended December 31, 2008 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of each of June 30, 2023 and December 31, 2022, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $2,290 and $959, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(8)Intangible Assets
Our intangible assets include the following:

		June 30, 2023			December 31, 2022
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	250	—	250
Definite life intangible assets:
OEM relationships	15 years	220	(142)	78	220	(135)	85
Licensing agreements	12 years	45	(45)	—	45	(45)	—
Software and technology	7 years	29	(21)	8	31	(21)	10
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(252)	190	442	(225)	217
Software and technology	5 years	391	(336)	55	391	(299)	92
Total intangible assets		$3,773	$(796)	$2,977	$3,775	$(725)	$3,050

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of June 30, 2023, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three and six months ended June 30, 2023 and 2022.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $36 and $39 for the three months ended June 30, 2023 and 2022, respectively, and $73 and $78 for the six months ended June 30, 2023 and 2022, respectively. There were impairments of definite lived intangible assets of $2 and we recognized a related impairment loss of $1 during three and six months ended June 30, 2023. There were no retirements or impairments of definite lived intangible assets during the three and six months ended June 30, 2022.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The expected amortization expense for each of the fiscal years 2023 through 2027 and for periods thereafter is as follows:

Years ending December 31,	Amount
2023 (remaining)	$72
2024	77
2025	71
2026	71
2027	25
Thereafter	15
Total definite life intangible assets, net	$331

(9)Property and Equipment
Property and equipment, net, consists of the following:

	June 30, 2023	December 31, 2022
Satellite system	$1,598	$1,841
Terrestrial repeater network	119	118
Leasehold improvements	105	100
Broadcast studio equipment	140	133
Capitalized software and hardware	1,842	1,821
Satellite telemetry, tracking and control facilities	80	76
Furniture, fixtures, equipment and other	108	89
Land	32	32
Building	72	70
Construction in progress	560	313
Total property and equipment	4,656	4,593
Accumulated depreciation	(3,040)	(3,094)
Property and equipment, net	$1,616	$1,499
Construction in progress consists of the following:

	June 30, 2023	December 31, 2022
Satellite system	$361	$212
Terrestrial repeater network	13	10
Capitalized software and hardware	171	56
Other	15	35
Construction in progress	$560	$313
Depreciation and amortization expense on property and equipment was $103 and $96 for the three months ended June 30, 2023 and 2022, respectively, and $202 and $192 for the six months ended June 30, 2023 and 2022, respectively. During the three and six months ended June 30, 2023, we retired property and equipment of $16 and $269, respectively, and recorded related impairment charges of $10 and $13, respectively, primarily related to terminated software projects. During the six months ended June 30, 2022, we retired property and equipment with a cost of $22 and a net book value of $1.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $4 and $1 for the three months ended June 30, 2023 and 2022, respectively, and $6 and $2 for the six months ended

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
June 30, 2023 and 2022, respectively, which related to the construction of our SXM-9, SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $3 and $4 for the three months ended June 30, 2023 and 2022, respectively, and $7 and $9 for the six months ended June 30, 2023 and 2022, respectively.
Satellites
As of June 30, 2023, we operated a fleet of five satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of June 30, 2023:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2030
XM-3	2005	2020	2026
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
During the three months ended March 31, 2023, we removed our XM-4 satellite from service and, we are in the process of de-orbiting the satellite which we expect to be completed by the end of 2023. Our XM-3 satellite remains available as an in-orbit spare.

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
The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$11	$17	$32	$30
Finance lease cost	1	—	1	—
Sublease income	(1)	—	(2)	(1)
Total lease cost	$11	$17	$31	$29

During the six months ended June 30, 2023, we ceased using one of our leased locations and recorded an impairment charge of $5 to write down the carrying value of the right-of-use asset for this location to its estimated fair value. Refer to Note 4 for additional information.

(11)Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Sirius XM Canada and SoundCloud.

Liberty Media
As of June 30, 2023, Liberty Media beneficially owned, directly and indirectly, approximately 83% of the outstanding shares of our common stock. Liberty Media has three of its executives and one of its directors on our board of

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.
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
Our related party long-term assets as of June 30, 2023 and December 31, 2022 included the carrying value of our investment balance in Sirius XM Canada of $426 and $412, respectively, and, as of each of June 30, 2023 and December 31, 2022, also included $8, for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of less than $1 during the three months ended June 30, 2023, and less than $1 during each of the six months ended June 30, 2023 and 2022. No dividends were paid during the three months ended June 30, 2022. Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income of $26 and $28 during the three months ended June 30, 2023 and 2022, respectively, and $51 and $55 during the six months ended June 30, 2023 and 2022, respectively.

SoundCloud
We have an investment in SoundCloud which is accounted for as an equity method investment and recorded in Related party long-term assets in our unaudited consolidated balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's ten-member board of managers. Sirius XM's share of SoundCloud's net loss was $1 and $2 for the three months ended June 30, 2023 and 2022, respectively, and $2 and $3 for the six months ended June 30, 2023 and 2022, respectively, which was recorded in Other (expense) income in our unaudited consolidated statements of comprehensive income.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the US and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $14 for each of the three months ended June 30, 2023 and 2022, and $25 and $27 for the six months ended June 30, 2023 and 2022, respectively. We also had related party liabilities of $18 and $19 as of June 30, 2023 and December 31, 2022, respectively, related to this agreement.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(12)Debt
Our debt as of June 30, 2023 and December 31, 2022 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	June 30, 2023	June 30, 2023	December 31, 2022
Pandora (c) (d)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	$20	$20	$193
Sirius XM (b) (f)	April 2022	Incremental Term Loan	April 11, 2024	variable fee paid monthly	500	500	500
Sirius XM (b)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	993	992
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,493	1,492
Sirius XM (b)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,983	1,982
Sirius XM (b)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,241	1,240
Sirius XM (b)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,487	1,487
Sirius XM (b)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,486	1,485
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	August 31, 2026	variable fee paid quarterly	223	223	80
Sirius XM	Various	Finance leases	Various	n/a	n/a	17	12
Total Debt						9,443	9,463
Less: total current maturities						525	196
Less: total deferred financing costs						10	11
Total long-term debt						$8,908	$9,256
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount.
(b)All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed the Incremental Term Loan and these notes.
(c)Holdings has unconditionally guaranteed all of the payment obligations of Pandora under these notes.
(d)We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the acquisition of Pandora Media, Inc. in 2019. During the six months ended June 30, 2023, certain investors exercised their right to require a Special Repurchase, as defined in the indenture governing such notes, and Pandora repurchased $173 in outstanding principal amount of its 1.75% Convertible Senior Notes due 2023 with cash for an aggregate purchase price equal to 100% of the principal amount of the notes repurchased plus accrued and unpaid interest to the date of repurchase. The 1.75% Convertible Senior Notes due 2023 were not convertible into common stock and were not redeemable as of June 30, 2023. On or after July 1, 2023 and prior to the close of business on November 29, 2023, the 1.75% Convertible Senior Notes due 2023 are convertible into Holdings’ common stock at the holders’ option at the applicable conversion rate in effect on the relevant conversion date.
(e)In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. In March 2023, Sirius XM entered into an amendment to the Credit Facility to provide for the LIBOR transition on borrowings on or after July 1, 2023. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Until June 30, 2023, interest on borrowings were payable on a monthly basis and accrued at a rate based on either the Secured Overnight Financing Rate (“SOFR”) or LIBOR plus an applicable rate.  On or after July 1, 2023, borrowings based on LIBOR as the benchmark rate are no longer be available. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of June 30, 2023.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.
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
At June 30, 2023 and December 31, 2022, we were in compliance with our debt covenants.
Pandora Convertible Notes
Pandora's 1.75% Convertible Senior Notes due 2023 (the “Pandora 2023 Notes”) are unsecured, senior obligations of Pandora. Holdings has guaranteed the payment and performance obligations of Pandora under the Pandora 2023 Notes and the indenture governing the Pandora 2023 Notes.
The Pandora 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of June 30, 2023, the conversion rate applicable to the Pandora 2023 Notes was 164.5988 shares of Holdings' common stock per one thousand principal amount of the Pandora 2023 Notes.

(13)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 3,845 and 3,891 shares of common stock issued and 3,844 and 3,891 shares of common stock outstanding on June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, there were 212 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Quarterly Dividends
During the six months ended June 30, 2023, our board of directors declared and paid the following dividend:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 25, 2023	$0.0242	February 9, 2023	$94	February 24, 2023
April 19, 2023	$0.0242	May 5, 2023	$94	May 24, 2023
Stock Repurchase Program
As of June 30, 2023, our board of directors had approved for repurchase an aggregate of $18,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2023, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,715 shares for $16,760, and $1,240 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the six months ended:

	June 30, 2023		June 30, 2022
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases (a)	53	$202	67	$417
(a)As of June 30, 2023, $3 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statement of stockholders’ equity (deficit).
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of June 30, 2023 and December 31, 2022.

(14)Benefit Plans
We recognized share-based payment expense of $42 and $47 for the three months ended June 30, 2023 and 2022, respectively, and $87 and $92 for the six months ended June 30, 2023 and 2022, respectively.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the Compensation Committee of our Board of Directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of June 30, 2023, 123 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.6%	3.0%	4.0%	1.5%
Expected life of options — years	3.80	3.89	3.80	3.60
Expected stock price volatility	34%	32%	31%	32%
Expected dividend yield	2.6%	1.4%	2.0%	1.3%
The following table summarizes stock option activity under our share-based plans for the six months ended June 30, 2023:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	134	$5.55
Granted	9	$4.92
Exercised	(2)	$3.52
Forfeited, cancelled or expired	(7)	$5.83
Outstanding as of June 30, 2023	134	$5.53	5.11	$23
Exercisable as of June 30, 2023	90	$5.39	4.38	$22
The weighted average grant date fair value per stock option granted during the six months ended June 30, 2023 was $1.23.  The total intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was $1 and $24, respectively.  During the six months ended June 30, 2023, the number of net settled shares issued as a result of stock option exercises was less than 1.
We recognized share-based payment expense associated with stock options of $7 and $9 for the three months ended June 30, 2023 and 2022, respectively, and $15 and $18 for the six months ended June 30, 2023 and 2022, respectively.
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the six months ended June 30, 2023:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2022	85	$6.38
Granted	12	$4.49
Vested	(10)	$6.65
Forfeited	(9)	$6.23
Nonvested as of June 30, 2023	78	$6.13
The total intrinsic value of restricted stock units, including PRSUs, vesting during the six months ended June 30, 2023 and 2022 was $44 and $63, respectively. During the six months ended June 30, 2023, the number of net settled shares issued as

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
a result of restricted stock units vesting totaled 6. During the six months ended June 30, 2023, we granted 4 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the six months ended June 30, 2023, we granted 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the six months ended June 30, 2023.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $35 and $38 for the three months ended June 30, 2023 and 2022, respectively, and $72 and $74 for the six months ended June 30, 2023 and 2022, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at June 30, 2023 and December 31, 2022 was $381 and $472, respectively.  The total unrecognized compensation costs at June 30, 2023 are expected to be recognized over a weighted-average period of 2.3 years.
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
We recognized expenses of $5 for each of the three months ended June 30, 2023 and 2022, and $11 and $10 for the six months ended June 30, 2023 and 2022, respectively, in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, were less than $(1) and $(1) for the three months ended June 30, 2023 and 2022, respectively, and $1 and $(1) for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the fair value of the investments held in the trust were $54 and $47, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of comprehensive income.  We recorded gains (losses) on investments held in the trust of $3 and $(6) for the three months ended June 30, 2023 and 2022, respectively, and $5 and $(9) for the six months ended June 30, 2023 and 2022, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(15)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of June 30, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total
Debt obligations	$23	$505	$5	$1,227	$1,500	$6,250	$9,510
Cash interest payments	216	404	395	388	344	636	2,383
Satellite and transmission	110	296	198	93	42	22	761
Programming and content	197	305	233	129	62	107	1,033
Sales and marketing	55	90	23	16	5	—	189
Satellite incentive payments	4	8	8	3	3	17	43
Operating lease obligations	37	60	55	48	39	76	315
Royalties, minimum guarantees and other	211	324	167	45	1	1	749
Total (1)	$853	$1,992	$1,084	$1,949	$1,996	$7,109	$14,983
(1)The table does not include our reserve for uncertain tax positions, which at June 30, 2023 totaled $109.
Debt obligations.    Debt obligations include principal payments on outstanding debt and finance lease obligations.
Cash interest payments.    Cash interest payments include interest due on outstanding debt and capital lease payments through maturity.
Satellite and transmission.    We have entered into agreements for the design, construction and launch of four additional satellites, SXM-9, SXM-10, SXM-11 and SXM-12. We also have entered into agreements with third parties to operate and maintain satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of June 30, 2023, we had future fixed commitments related to music royalty and podcast agreements of $552, of which $155 will be paid in 2023 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasts, considers factors such as listening hours, downloads, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

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
We have also entered into various agreements with third parties for general operating purposes. The cost of our common stock acquired in our capital return program but not paid for as of June 30, 2023 was also included in this category.
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

On September 29, 2022, Flo & Eddie filed an Amended Complaint, and on October 13, 2022, Pandora filed an Answer to the Amended Complaint. In accordance with the directive of the Ninth Circuit, in November 2022, Pandora filed a Motion for Summary Judgment in this action. Following oral argument, on July 25, 2023, the Court granted Pandora’s Motion for Summary Judgment, and by order closed this action. The time for Flo & Eddie to file an appeal of the order granting Summary Judgment in favor of Pandora has not expired.

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
We have calculated the provision for income taxes by using a separate return method.  Any difference between the tax expense (or benefit) allocated to us under the separate return method and payments to be made for (or received from) Liberty Media for tax expense are treated as either dividends or capital contributions. Income tax expense was $62 and $96 for the three months ended June 30, 2023 and 2022, respectively, and $138 and $197 for the six months ended June 30, 2023 and 2022, respectively. In addition, we recorded $4 as a capital contribution from Liberty Media during the six months ended June 30, 2023 related to the tax sharing agreement.
Our effective tax rate for the three months ended June 30, 2023 and 2022 was 16.7% and 24.7%, respectively. Our effective tax rate for the six months ended June 30, 2023 and 2022 was 20.3% and 24.7%, respectively. The effective tax rate for the three and six months ended June 30, 2023 was primarily impacted by the release of valuation reserves against state net operating losses we now expect to utilize. The effective tax rate for the three and six months ended June 30, 2022 was primarily impacted by a benefit associated with the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2023 will be approximately 22%.
As of June 30, 2023 and December 31, 2022, we had a valuation allowance related to deferred tax assets of $86 and $113, respectively, that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Based on our historical net stock repurchase activity, the excise tax and the other provisions of the IRA are not expected to have a material impact on our results of operations or financial position.
During the six months ended June 30, 2023, we invested $31 in certain tax-effective clean energy technologies investments.

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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had intersegment advertising revenue of less than $1 during each of the three months ended June 30, 2023 and 2022, and $1 during each of the six months ended June 30, 2023 and 2022.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Segment revenue and gross profit were as follows during the period presented:

	For the Three Months Ended June 30, 2023
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,597	$128	$1,725
Advertising revenue	45	400	445
Equipment revenue	47	—	47
Other revenue	33	—	33
Total revenue	1,722	528	2,250
Cost of services (a)	(675)	(376)	(1,051)
Segment gross profit	$1,047	$152	$1,199
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended June 30, 2023
Segment Gross Profit	$1,199
Subscriber acquisition costs	(93)
Sales and marketing (a)	(209)
Engineering, design and development (a)	(72)
General and administrative (a)	(147)
Depreciation and amortization	(139)
Share-based payment expense	(42)
Impairment, restructuring and acquisition costs	(18)
Total other expense	(107)
Consolidated income before income taxes	$372
(a)     Share-based payment expense of $10 related to cost of services, $11 related to sales and marketing, $11 related to engineering, design and development and $10 related to general and administrative has been excluded.

	For the Three Months Ended June 30, 2022
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,588	$131	$1,719
Advertising revenue	49	403	452
Equipment revenue	45	—	45
Other revenue	37	—	37
Total revenue	1,719	534	2,253
Cost of services (b)	(668)	(367)	(1,035)
Segment gross profit	$1,051	$167	$1,218

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended June 30, 2022
Segment Gross Profit	$1,218
Subscriber acquisition costs	(91)
Sales and marketing (b)	(272)
Engineering, design and development (b)	(63)
General and administrative (b)	(113)
Depreciation and amortization	(135)
Share-based payment expense	(47)
Impairment, restructuring and acquisition costs	(1)
Total other expense	(108)
Consolidated income before income taxes	$388
(b)     Share-based payment expense of $11 related to cost of services, $13 related to sales and marketing, $9 related to engineering, design and development and $14 related to general and administrative has been excluded.

	For the Six Months Ended June 30, 2023
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$3,160	$257	$3,417
Advertising revenue	85	734	819
Equipment revenue	93	—	93
Other revenue	65	—	65
Total revenue	3,403	991	4,394
Cost of services (c)	(1,340)	(727)	(2,067)
Segment gross profit	$2,063	$264	$2,327
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Six Months Ended June 30, 2023
Segment Gross Profit	$2,327
Subscriber acquisition costs	(183)
Sales and marketing (c)	(423)
Engineering, design and development (c)	(140)
General and administrative (c)	(278)
Depreciation and amortization	(275)
Share-based payment expense	(87)
Impairment, restructuring and acquisition costs	(50)
Total other expense	(210)
Consolidated income before income taxes	$681
(c)     Share-based payment expense of $20 related to cost of services, $20 related to sales and marketing, $22 related to engineering, design and development and $25 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	For the Six Months Ended June 30, 2022
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$3,170	$262	$3,432
Advertising revenue	97	738	835
Equipment revenue	98	—	98
Other revenue	75	—	75
Total revenue	3,440	1,000	4,440
Cost of services (d)	(1,317)	(697)	(2,014)
Segment gross profit	$2,123	$303	$2,426
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Six Months Ended June 30, 2022
Segment Gross Profit	$2,426
Subscriber acquisition costs	(181)
Sales and marketing (d)	(531)
Engineering, design and development (d)	(122)
General and administrative (d)	(223)
Depreciation and amortization	(270)
Share-based payment expense	(92)
Impairment, restructuring and acquisition costs	(1)
Total other expense	(208)
Consolidated income before income taxes	$798
(d)     Share-based payment expense of $22 related to cost of services, $26 related to sales and marketing, $17 related to engineering, design and development and $27 related to general and administrative has been excluded.
A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of June 30, 2023, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and six months ended June 30, 2023 and 2022.

(18)Subsequent Events
Capital Return Program
For the period from July 1, 2023 to July 28, 2023, we repurchased 2 shares of our common stock on the open market for an aggregate purchase price of $11, including fees and commissions.
On July 26, 2023, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0242 per share of common stock payable on August 30, 2023 to stockholders of record as of the close of business on August 8, 2023.

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
Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•We have been, and may continue to be, adversely affected by supply chain issues
•We may be adversely affected by the war in Ukraine
•We face substantial competition and that competition is likely to increase over time
•If our efforts to attract and retain subscribers and listeners, or convert listeners into subscribers, are not successful, our business will be adversely affected
•We engage in extensive marketing efforts and the continued effectiveness of those efforts is an important part of our business
•We rely on third parties for the operation of our business, and the failure of third parties to perform could adversely affect our business
•Failure to successfully monetize and generate revenues from podcasts and other non-music content could adversely affect our business, operating results, and financial condition
•We may not realize the benefits of acquisitions or other strategic investments and initiatives
•The ongoing COVID-19 pandemic has introduced significant uncertainty to our business
•The impact of economic conditions may adversely affect our business, operating results, and financial condition
•A substantial number of our Sirius XM service subscribers periodically cancel their subscriptions and we cannot predict how successful we will be at retaining customers
•Our ability to profitably attract and retain subscribers to our Sirius XM service is uncertain
•Our business depends in part upon the auto industry
•Failure of our satellites would significantly damage our business
•Our Sirius XM service may experience harmful interference from wireless operations
•Our Pandora ad-supported business has suffered a substantial and consistent loss of monthly active users, which may adversely affect our Pandora business
•Our Pandora business generates a significant portion of its revenues from advertising, and reduced spending by advertisers could harm our business
•Our failure to convince advertisers of the benefits of our Pandora ad-supported service could harm our business
•If we are unable to maintain revenue growth from our advertising products our results of operations will be adversely affected
•Changes to mobile operating systems and browsers may hinder our ability to sell advertising and market our services
•If we fail to accurately predict and play music, comedy or other content that our Pandora listeners enjoy, we may fail to retain existing and attract new listeners

•Privacy and data security laws and regulations may hinder our ability to market our services, sell advertising and impose legal liabilities
•Consumer protection laws and our failure to comply with them could damage our business
•Failure to comply with FCC requirements could damage our business
•If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer
•Interruption or failure of our information technology and communications systems could impair the delivery of our service and harm our business
•The market for music rights is changing and is subject to significant uncertainties
•Our Pandora services depend upon maintaining complex licenses with copyright owners, and these licenses contain onerous terms
•The rates we must pay for “mechanical rights” to use musical works on our Pandora service have increased substantially and these rates may adversely affect our business
•Failure to protect our intellectual property or actions by third parties to enforce their intellectual property rights could substantially harm our business and operating results
•Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code subject to those licenses
•Rapid technological and industry changes and new entrants could adversely impact our services
•We have a significant amount of indebtedness, and our debt contains certain covenants that restrict our operations
•We are a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements
•While we currently pay a quarterly cash dividend to holders of our common stock, we may change our dividend policy at any time
•Our principal stockholder has significant influence, including over actions requiring stockholder approval, and its interests may differ from the interests of other holders of our common stock
•If we are unable to attract and retain qualified personnel, our business could be harmed
•Our facilities could be damaged by natural catastrophes or terrorist activities
•The unfavorable outcome of pending or future litigation could have an adverse impact on our operations and financial condition
•We may be exposed to liabilities that other entertainment service providers would not customarily be subject to
•Our business and prospects depend on the strength of our brands.
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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of June 30, 2023, our Sirius XM business had approximately 34.0 million subscribers.
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

Pandora and Off-platform
Our Pandora and Off-platform business operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of June 30, 2023, Pandora had approximately 6.2 million subscribers.
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

Liberty Media
As of June 30, 2023, Liberty Media beneficially owned, directly and indirectly, approximately 83% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.

Results of Operations
Set forth below are our results of operations for the three and six months ended June 30, 2023 compared with the three and six months ended June 30, 2022. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2023 vs 2022 Change
					Three Months		Six Months
	2023	2022	2023	2022	Amount	%	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,597	$1,588	$3,160	$3,170	$9	1%	$(10)	—%
Advertising revenue	45	49	85	97	(4)	(8)%	(12)	(12)%
Equipment revenue	47	45	93	98	2	4%	(5)	(5)%
Other revenue	33	37	65	75	(4)	(11)%	(10)	(13)%
Total Sirius XM revenue	1,722	1,719	3,403	3,440	3	—%	(37)	(1)%
Pandora and Off-platform:
Subscriber revenue	128	131	257	262	(3)	(2)%	(5)	(2)%
Advertising revenue	400	403	734	738	(3)	(1)%	(4)	(1)%
Total Pandora and Off-platform revenue	528	534	991	1,000	(6)	(1)%	(9)	(1)%
Total consolidated revenue	2,250	2,253	4,394	4,440	(3)	—%	(46)	(1)%
Cost of services
Sirius XM:
Revenue share and royalties	405	397	796	779	8	2%	17	2%
Programming and content	135	139	271	268	(4)	(3)%	3	1%
Customer service and billing	100	103	203	207	(3)	(3)%	(4)	(2)%
Transmission	41	36	82	77	5	14%	5	6%
Cost of equipment	3	3	7	6	—	—%	1	17%
Total Sirius XM cost of services	684	678	1,359	1,337	6	1%	22	2%
Pandora and Off-platform:
Revenue share and royalties	327	314	636	602	13	4%	34	6%
Programming and content	18	14	32	24	4	29%	8	33%
Customer service and billing	23	22	43	44	1	5%	(1)	(2)%
Transmission	9	18	17	29	(9)	(50)%	(12)	(41)%
Total Pandora and Off-platform cost of services	377	368	728	699	9	2%	29	4%
Total consolidated cost of services	1,061	1,046	2,087	2,036	15	1%	51	3%
Subscriber acquisition costs	93	91	183	181	2	2%	2	1%
Sales and marketing	220	285	443	557	(65)	(23)%	(114)	(20)%
Engineering, design and development	83	72	162	139	11	15%	23	17%
General and administrative	157	127	303	250	30	24%	53	21%
Depreciation and amortization	139	135	275	270	4	3%	5	2%
Impairment, restructuring and acquisition costs	18	1	50	1	17	nm	49	nm
Total operating expenses	1,771	1,757	3,503	3,434	14	1%	69	2%
Income from operations	479	496	891	1,006	(17)	(3)%	(115)	(11)%
Other (expense) income:
Interest expense	(107)	(104)	(213)	(206)	(3)	(3)%	(7)	(3)%
Other income (expense)	—	(4)	3	(2)	4	nm	5	nm
Total other expense	(107)	(108)	(210)	(208)	1	1%	(2)	(1)%
Income before income taxes	372	388	681	798	(16)	(4)%	(117)	(15)%
Income tax expense	(62)	(96)	(138)	(197)	34	35%	59	30%
Net income	$310	$292	$543	$601	$18	6%	$(58)	(10)%
nm - not meaningful

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended June 30, 2023 and 2022, subscriber revenue was $1,597 and $1,588, respectively, an increase of 1%, or $9. For the six months ended June 30, 2023 and 2022, subscriber revenue was $3,160 and $3,170, respectively, a decrease of less than 1%, or $10. The increase for the three month period was driven by an increase in self-pay revenue, partially offset by a reduction in paid promotional revenue resulting from lower overall rates from automakers offering paid promotional subscriptions. The decrease for the six month period was primarily driven by a reduction in paid promotional revenue resulting from lower overall rates from automakers offering paid promotional subscriptions and lower revenue generated from our connected vehicle services, partially offset by an increase in self-pay revenue.
We expect subscriber revenues to increase based on increases in the average price of our services.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended June 30, 2023 and 2022, advertising revenue was $45 and $49, respectively, a decrease of 8%, or $4. For the six months ended June 30, 2023 and 2022, advertising revenue was $85 and $97, respectively, a decrease of 12%, or $12. The decreases were due to a decrease in the number of spots sold and aired primarily on news and entertainment channels.
We expect our Sirius XM advertising revenue to increase due to growing success of brand co-sell initiatives.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended June 30, 2023 and 2022, equipment revenue was $47 and $45, respectively, an increase of 4%, or $2. For the six months ended June 30, 2023 and 2022, equipment revenue was $93 and $98, respectively, a decrease of 5%, or $5. The increase for the three month period was driven by increased chipset production, partially offset by lower royalty rates. The decrease for the six month period was driven by lower royalty rates, partially offset by increased chipset production.
We expect equipment revenue to decrease due to the impact of semiconductor supply shortages driving higher chipset costs for new technology.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, revenue from our connected vehicle services, and ancillary revenues.
For the three months ended June 30, 2023 and 2022, other revenue was $33 and $37, respectively, a decrease of 11%, or $4. For the six months ended June 30, 2023 and 2022, other revenue was $65 and $75, respectively, a decrease of 13%, or $10. The decreases were primarily driven by lower revenue generated by our connected vehicle services and lower royalty revenue generated by Sirius XM Canada.
We expect other revenue to continue to decrease due to lower revenue from our connected vehicle services.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For the three months ended June 30, 2023 and 2022, Pandora and Off-platform subscriber revenue was $128 and $131, respectively, a decrease of 2%, or $3. For the six months ended June 30, 2023 and 2022, Pandora and Off-platform subscriber revenue was $257 and $262, respectively, a decrease of 2%, or $5. The decreases were primarily driven by the decline in the Pandora Plus subscriber base.
We expect Pandora and Off-platform subscriber revenues to remain relatively flat as higher ARPU is offset by a lower subscriber base.

Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended June 30, 2023 and 2022, Pandora and Off-platform advertising revenue was $400 and $403, respectively, a decrease of 1%, or $3. For the six months ended June 30, 2023 and 2022, Pandora and Off-platform advertising revenue was $734 and $738, respectively, a decrease of 1%, or $4. The decreases were primarily driven by lower streaming sell-through, partially offset by higher podcasting revenue.
We expect Pandora and Off-platform advertising revenue to increase due to growth in podcast and programmatic revenue.
Total Consolidated Revenue
Total Consolidated Revenue for the three months ended June 30, 2023 and 2022 was $2,250 and $2,253, respectively, a decrease of less than 1%, or $3. Total Consolidated Revenue for the six months ended June 30, 2023 and 2022 was $4,394 and $4,440, respectively, a decrease of 1%, or $46.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the three months ended June 30, 2023 and 2022, revenue share and royalties were $405 and $397, respectively, an increase of 2%, or $8, and increased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2023 and 2022, revenue share and royalties were $796 and $779, respectively, an increase of 2%, or $17, and increased as a percentage of total Sirius XM revenue. The increases were driven by higher web streaming royalty rates.
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
For the three months ended June 30, 2023 and 2022, programming and content expenses were $135 and $139, respectively, a decrease of 3%, or $4, and decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2023 and 2022, programming and content expenses were $271 and $268, respectively, an increase of 1%, or $3, and increased as a percentage of total Sirius XM revenue. The decrease for the three month period was primarily driven by lower license costs. The increase for the six month period was driven by content licensing costs and live performance production costs.
We expect our Sirius XM programming and content expenses to remain relatively flat.
Sirius XM Customer Service and Billing includes costs associated with the operation and management of internal and third-party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended June 30, 2023 and 2022, customer service and billing expenses were $100 and $103, respectively, a decrease of 3% or $3, and decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2023 and 2022, customer service and billing expenses were $203 and $207, respectively, a decrease of 2% or $4, and decreased as a percentage of total Sirius XM revenue. The decreases were primarily driven by lower call center costs, partially offset by higher transaction costs.
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
For the three months ended June 30, 2023 and 2022, transmission expenses were $41 and $36, respectively, an increase of 14%, or $5, and increased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2023 and 2022, transmission expenses were $82 and $77, respectively, an increase of 6%, or $5, and increased as a percentage of total Sirius XM revenue. The increases were primarily driven by higher 360L platform and streaming costs as well as higher personnel related costs.
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
For each of the three months ended June 30, 2023 and 2022, cost of equipment was $3 and decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2023 and 2022, cost of equipment was $7 and $6, respectively, an increase of 17%, or $1, and increased as a percentage of total Sirius XM revenue. The increase was driven by higher inventory reserves.
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
For the three months ended June 30, 2023 and 2022, revenue share and royalties were $327 and $314, respectively, an increase of 4%, or $13, and increased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2023 and 2022, revenue share and royalties were $636 and $602, respectively, an increase of 6%, or $34, and increased as a percentage of total Pandora and Off-platform revenue. The increases were primarily due to higher podcast revenue share driven by growth in podcast advertising revenue as well as higher royalty expense due to costs related to an increase in certain web streaming royalty rates.
We expect our Pandora and Off-platform revenue share and royalties to increase related to growth in our podcast revenue.
Pandora and Off-platform Programming and Content includes costs to produce live listener events and promote content.
For the three months ended June 30, 2023 and 2022, programming and content expenses were $18 and $14, respectively, an increase of 29%, or $4, and increased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2023 and 2022, programming and content expenses were $32 and $24, respectively, an increase of 33%, or $8, and increased as a percentage of total Pandora and Off-platform revenue. The increases were primarily attributable to higher podcast license fees as well as higher live event costs.
We expect our Pandora and Off-platform programming and content costs to increase as we offer additional programming and produce live events and listener promotions.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the three months ended June 30, 2023 and 2022, customer service and billing expenses were $23 and $22, respectively, an increase of 5%, or $1, and increased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2023 and 2022, customer service and billing expenses were $43 and $44, respectively, a decrease of 2% or $1, and decreased as a percentage of total Pandora and Off-platform revenue. The increase for the three month period was driven by higher bad debt expense, partially offset by lower transaction fees. The decrease for the six month period was driven by lower transaction fees, partially offset by bad debt expense.
We expect our Pandora and Off-platform customer service and billing costs to decrease driven by lower transaction fees.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended June 30, 2023 and 2022, transmission expenses were $9 and $18, respectively, a decrease of 50%, or $9, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2023 and 2022, transmission expenses were $17 and $29, respectively, a decrease of 41%, or $12, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were driven by lower colocation and personnel-related costs as well as lower streaming costs resulting from a decline in listener hours.
We expect our Pandora and Off-platform transmission costs to remain flat as lower personnel-related costs will be offset by an increase in hosting costs.
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
For the three months ended June 30, 2023 and 2022, subscriber acquisition costs were $93 and $91, respectively, an increase of 2%, or $2, and increased as a percentage of total revenue. For the six months ended June 30, 2023 and 2022, subscriber acquisition costs were $183 and $181, respectively, an increase of 1%, or $2, and increased as a percentage of total revenue. Higher hardware subsidies driven by installations, which grew due to increased production by automakers, were offset by lower commission and hardware subsidy rates.
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
For the three months ended June 30, 2023 and 2022, sales and marketing expenses were $220 and $285, respectively, a decrease of 23%, or $65, and decreased as a percentage of total revenue. For the six months ended June 30, 2023 and 2022, sales and marketing expenses were $443 and $557, respectively, a decrease of 20%, or $114, and decreased as a percentage of total revenue. The decreases were primarily due to a decrease in streaming marketing expenditures and marketing to support our brands.
We anticipate that sales and marketing expenses will increase as spend for direct marketing, performance media, and brand marketing spend associated with acquiring and retaining listeners and subscribers increases in the latter half of 2023.
Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.
For the three months ended June 30, 2023 and 2022, engineering, design and development expenses were $83 and $72, respectively, an increase of 15%, or $11, and increased as a percentage of total revenue. For the six months ended June 30, 2023 and 2022, engineering, design and development expenses were $162 and $139, respectively, an increase of

17%, or $23, and increased as a percentage of total revenue. The increases were driven by higher personnel-related and cloud hosting costs.
We expect engineering, design and development expenses to increase as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technologies departments.
For the three months ended June 30, 2023 and 2022, general and administrative expenses were $157 and $127, respectively, an increase of 24%, or $30, and increased as a percentage of total revenue. For the six months ended June 30, 2023 and 2022, general and administrative expenses were $303 and $250, respectively, an increase 21%, or $53, and increased as a percentage of total revenue. The increases were primarily driven by increased legal costs, including amounts associated with settlement of certain litigation matters of $24 during the three months ended June 30, 2023 as well as higher personnel-related benefits attributed to our Deferred Compensation Plan.
We expect our general and administrative expenses to remain relatively flat.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended June 30, 2023 and 2022, depreciation and amortization expense was $139 and $135, respectively. For the six months ended June 30, 2023 and 2022, depreciation and amortization expense was $275 and $270, respectively. The increases for the three and six month periods were driven by increases in capitalized software and hardware.
Impairment, Restructuring and Acquisition Costs represents impairment charges, net of insurance recoveries, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces as well as employee severance charges associated with organizational changes, and acquisition costs.
For the three months ended June 30, 2023 and 2022, impairment, restructuring and acquisition costs were $18 and $1, respectively. For the six months ended June 30, 2023 and 2022, impairment, restructuring and acquisition costs were $50 and $1, respectively. During the three months ended June 30, 2023, we recorded impairments primarily related to terminated software projects of $10, restructuring costs of $5, and a cost-method investment impairment of $2. During the six month ended June 30, 2023, we recorded a charge of $23 associated with severance and other employee costs, impairments primarily related to terminated software projects of $13, vacated office space impairments of $7, restructuring costs of $5, and a cost-method investment impairment of $2. During the three months ended June 30, 2022, we recorded $1 of acquisition costs. During the six months ended June 30, 2022, we recorded $3 of acquisition costs which was partially offset by other impairment costs of $2.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended June 30, 2023 and 2022, interest expense was $107 and $104, respectively. For the six months ended June 30, 2023 and 2022, interest expense was $213 and $206, respectively. The increase was driven by a higher average outstanding debt balance.
Other Income (Expense) primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For the three months ended June 30, 2023 and 2022, other income (loss) was $0 and $(4), respectively. For the six months ended June 30, 2023 and 2022, other income (loss) was $3 and $(2), respectively. For the three and six months ended June 30, 2023, we recorded trading gains associated with the investments held for our Deferred Compensation Plan as well as our share of Sirius XM Canada's net income, partially offset by our share of SoundCloud's net losses. For the three and six months ended June 30, 2022, we recorded trading losses associated with the investments held for our

Deferred Compensation Plan, partially offset by our share of Sirius XM Canada's net income and interest earned on our loan to Sirius XM Canada.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended June 30, 2023 and 2022, income tax expense was $62 and $96, respectively. For the six months ended June 30, 2023 and 2022, income tax expense was $138 and $197, respectively.
Our effective tax rate for the three months ended June 30, 2023 and 2022 was 16.7% and 24.7%, respectively. Our effective tax rate for the six months ended June 30, 2023 and 2022 was 20.3% and 24.7%, respectively. The effective tax rate for the three and six months ended June 30, 2023 was primarily impacted by the release of valuation reserves against state net operating losses we now expect to utilize. The effective tax rate for the three and six months ended June 30, 2022 was primarily impacted by a benefit associated with the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2023 will be approximately 22%.

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

Set forth below are our subscriber balances as of June 30, 2023 compared to June 30, 2022.

	As of June 30,		2023 vs 2022 Change
(subscribers in thousands)	2023	2022	Amount	%
Sirius XM
Self-pay subscribers	31,907	32,037	(130)	—%
Paid promotional subscribers	2,140	1,994	146	7%
Ending subscribers	34,047	34,031	16	—%
Sirius XM Canada subscribers	2,628	2,574	54	2%

Pandora and Off-platform
Monthly active users - all services	47,419	50,478	(3,059)	(6)%
Self-pay subscribers	6,229	6,319	(90)	(1)%
Paid promotional subscribers	—	—	—	nm
Ending subscribers	6,229	6,319	(90)	(1)%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2023 vs 2022 Change
					Three Months		Six Months
(subscribers in thousands)	2023	2022	2023	2022	Amount	%	Amount	%
Sirius XM
Self-pay subscribers	(132)	23	(479)	(1)	(155)	(674)%	(478)	nm
Paid promotional subscribers	155	54	221	—	101	(187)%	221	nm
Net additions	23	77	(258)	(1)	(54)	70%	(257)	nm
Weighted average number of subscribers	34,016	33,953	34,065	33,927	63	—%	138	—%
Average self-pay monthly churn	1.5%	1.5%	1.6%	1.6%	—%	—%	—%	—%
ARPU (1)	$15.66	$15.62	$15.47	$15.58	$0.04	—%	$(0.11)	(1)%
SAC, per installation	$13.73	$16.27	$14.05	$14.46	$(2.54)	(16)%	$(0.41)	(3)%
Pandora and Off-platform
Self-pay subscribers	7	(9)	14	(5)	16	(178)%	19	(380)%
Paid promotional subscribers	—	—	—	(69)	—	nm	69	nm
Net additions	7	(9)	14	(74)	16	(178)%	88	(119)%
Weighted average number of subscribers	6,195	6,313	6,199	6,334	(118)	(2)%	(135)	(2)%
Ad supported listener hours (in billions)	2.73	2.84	5.31	5.53	(0.11)	(4)%	(0.21)	(4)%
Advertising revenue per thousand listener hours (RPM)	$97.13	$99.75	$91.28	$94.90	$(2.62)	(3)%	$(3.62)	(4)%
Total Company
Adjusted EBITDA	$702	$679	$1,327	$1,369	$23	3%	$(42)	(3)%
Free cash flow	$323	$435	$467	$693	$(112)	(26)%	$(226)	(33)%
nm - not meaningful

(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $43 and $47 for the three months ended June 30, 2023 and 2022, respectively, and $82 and $95 for the six months ended June 30, 2023 and 2022, respectively.

Sirius XM
Subscribers. At June 30, 2023, Sirius XM had approximately 34,047 subscribers, an increase of 16, from the approximately 34,031 subscribers as of June 30, 2022. The increase was due to the increase in paid promotional subscribers generated by vehicle sales, partially offset by a decrease in our self-pay subscriber base resulting from lower vehicle conversion rates, and higher vehicle related churn, partially offset by lower non-pay churn.
For the three months ended June 30, 2023 and 2022, net subscriber additions were 23 and 77, respectively. For the six months ended June 30, 2023 and 2022, net subscriber additions were (258) and (1), respectively. Self-pay net additions decreased as a result of higher vehicle related churn, lower vehicle conversion rates as well as lower streaming net additions, partially offset by lower non-pay churn. Paid promotional net additions increased generated by higher vehicle sales.
Sirius XM Canada Subscribers. At June 30, 2023, Sirius XM Canada had approximately 2,628 subscribers, an increase of 54, or 2%, from the approximately 2,574 Sirius XM Canada subscribers as of June 30, 2022.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For each of the three months ended June 30, 2023 and 2022, our average self-pay monthly churn rate was 1.5%. Higher vehicle related churn was offset by lower non-pay churn. For each of the six months ended June 30, 2023 and 2022, our average self-pay monthly churn rate was 1.6%. Higher vehicle related churn was offset by lower non-pay churn.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended June 30, 2023 and 2022, subscriber ARPU - Sirius XM was $15.66 and $15.62, respectively. For the six months ended June 30, 2023 and 2022, subscriber ARPU - Sirius XM was $15.47 and $15.58, respectively. The increase for the three month period was primarily driven by increases in certain subscription rates, partially offset by the impact of the mix of self-pay promotional plans, a reduction in rates associated with paid promotional plans from automakers as well as lower advertising revenue. The decrease for the six month period was driven by the impact of the mix of self-pay promotional plans, a reduction in rates associated with paid promotional plans from automakers as well as lower advertising revenue; partially offset by increases in certain subscription rates.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended June 30, 2023 and 2022, SAC, per installation, was $13.73 and $16.27, respectively. For the six months ended June 30, 2023 and 2022, SAC, per installation, was $14.05 and $14.46, respectively. The decreases were driven by a change in the mix of OEMs and the impacts on the previous year related to the semiconductor supply shortages which lead to higher chipset costs in our new technology.
Pandora and Off-platform
Monthly Active Users. At June 30, 2023, Pandora had approximately 47,419 monthly active users, a decrease of 3,059 monthly active users, or 6%, from the 50,478 monthly active users as of June 30, 2022. The decrease in monthly active users was driven by churn and a decline in the number of new users.
Subscribers. At June 30, 2023, Pandora had approximately 6,229 subscribers, a decrease of 90, or 1%, from the approximately 6,319 subscribers as of June 30, 2022.
For the three months ended June 30, 2023 and 2022, net subscriber additions were 7 and (9), respectively. For the six months ended June 30, 2023 and 2022, net subscriber additions were 14 and (74), respectively. The increases were driven by improved retention.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended June 30, 2023 and 2022, ad supported listener hours were 2,729 and 2,842, respectively, a decrease of 4%, or 113. For the six months ended June 30, 2023 and 2022, ad supported listener hours were 5,315 and

5,527, respectively, a decrease of 4%, or 212. The decreases in ad supported listener hours were primarily driven by the decline in monthly active users, partially offset by increased hours per active user.
RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended June 30, 2023 and 2022, RPM was $97.13 and $99.75, respectively. For the six months ended June 30, 2023 and 2022, RPM was $91.28 and $94.90, respectively. The decreases for the three and six month periods were primarily driven by a decrease in total advertisements sold.
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
For the three months ended June 30, 2023 and 2022, adjusted EBITDA was $702 and $679, respectively, an increase of 3%, or $23. For the six months ended June 30, 2023 and 2022, adjusted EBITDA was $1,327 and $1,369, respectively, a decrease of 3%, or $42. The increase for the three month period was driven by lower sales and marketing costs, partially offset by higher revenue share and royalties as well as higher litigation costs. The decrease for the six month period was driven by lower revenue, combined with higher revenue share and royalties due to podcast minimum guarantees and streaming rates, and higher litigation; partially offset by lower sales and marketing costs.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2023 and 2022, free cash flow was $323 and $435, respectively, a decrease of 26%, or $112. For the six months ended June 30, 2023 and 2022, free cash flow was $467 and $693, respectively, a decrease of 33%, or $226. The decreases were primarily driven by higher cash taxes paid and increases in satellite capital expenditures.

Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the six months ended June 30, 2023 compared with the six months ended June 30, 2022.

	For the Six Months Ended June 30,
	2023	2022	2023 vs 2022
Net cash provided by operating activities	$801	$888	$(87)
Net cash used in investing activities	(365)	(333)	(32)
Net cash used in financing activities	(442)	(620)	178
Net decrease in cash, cash equivalents and restricted cash	(6)	(65)	59
Cash, cash equivalents and restricted cash at beginning of period	65	199	(134)
Cash, cash equivalents and restricted cash at end of period	$59	$134	$(75)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $87 to $801 for the six months ended June 30, 2023 from $888 for the six months ended June 30, 2022.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the six months ended June 30, 2023 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective investments for total cash consideration of $31. Cash flows used in investing activities in the six months ended June 30, 2022 were primarily due to spending for capitalized software and hardware, the construction of satellites and an acquisition for total cash consideration of $137. We spent $130 and $124 on capitalized software and hardware as well as $174 and $51 to construct satellites during the six months ended June 30, 2023 and 2022, respectively.
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
Cash flows used in financing activities in the six months ended June 30, 2023 were primarily due to the payment of cash dividends of $188, the repurchase of $173 in principal amount of Pandora's 1.75% Convertible Senior Notes due 2023, the purchase and retirement of shares of our common stock under our repurchase program for $199, and payment of $18 for taxes in lieu of shares issued for share-based compensation, partially offset by net borrowings under our Credit Facility of $143. Cash flows used in financing activities in the six months ended June 30, 2022 were primarily due to the payment of cash dividends of $1,159, the purchase and retirement of shares of our common stock under our repurchase program for $415, and payment of $39 for taxes in lieu of shares issued for share-based compensation, partially offset by net borrowings under our Credit Facility of $510 and an amendment to our Credit Facility to incorporate an Incremental Term Loan borrowing of $500 ($499 net of costs) which matures on April 11, 2024.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of June 30, 2023, $223 was outstanding under our Credit Facility and $1,527 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and to pursue strategic opportunities.
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
Capital Return Program
As of June 30, 2023, our board of directors had authorized for repurchase an aggregate of $18,000 of our common stock.  As of June 30, 2023, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,715 shares for $16,760, and $1,240 remained available for additional repurchases under our existing stock repurchase program authorization.

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
On July 26, 2023, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0242 per share of common stock payable on August 30, 2023 to stockholders of record as of the close of business on August 8, 2023.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's convertible notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of June 30, 2023, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 12 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income:	$310	$292	$543	$601
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	24	—	24	—
Impairment, restructuring and acquisition costs	18	1	50	1
Share-based payment expense (1)	42	47	87	92
Depreciation and amortization	139	135	275	270
Interest expense	107	104	213	206
Other (income) expense	—	4	(3)	2
Income tax expense	62	96	138	197
Adjusted EBITDA	$702	$679	$1,327	$1,369
(1)Allocation of share-based payment expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Programming and content	$8	$9	$15	$16
Customer service and billing	1	1	3	3
Transmission	1	1	2	3
Sales and marketing	11	13	20	26
Engineering, design and development	11	9	22	17
General and administrative	10	14	25	27
Total share-based payment expense	$42	$47	$87	$92

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cash Flow information
Net cash provided by operating activities	$451	$533	$801	$888
Net cash used in investing activities	(130)	(191)	(365)	(333)
Net cash used in financing activities	(323)	(292)	(442)	(620)
Free Cash Flow
Net cash provided by operating activities	451	533	801	888
Additions to property and equipment	(128)	(99)	(333)	(196)
Purchases of other investments	—	1	(1)	1
Free cash flow	$323	$435	$467	$693
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Subscriber acquisition costs, excluding connected vehicle services	$93	$91	$183	$181
Less: margin from sales of radios and accessories, excluding connected vehicle services	(44)	(42)	(86)	(92)
	$49	$49	$97	$89
Installations (in thousands)	3,567	2,974	6,901	6,099
SAC, per installation (a)	$13.73	$16.27	$14.05	$14.46
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of June 30, 2023, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Sirius XM’s borrowings under the Credit Facility carry a variable interest rate. Sirius XM’s borrowings under the Credit Facility carry a variable interest rate. On or after July 1, 2023, borrowings based on London Inter-bank Offered Rate (“LIBOR”) as the benchmark rate are no longer available. From and after July 1, 2023, Sirius XM borrowings are based on the Secured Overnight Financing Rate plus an applicable rate based on its debt to operating cash flow ratio. We may, in the future, hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.
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

As of June 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER REPURCHASES OF EQUITY SECURITIES
As of June 30, 2023, our board of directors had approved for repurchase an aggregate of $18.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2023, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.7 billion shares for $16.8 billion, and $1.2 billion remained available under our existing $18.0 billion stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2023 - April 30, 2023	11,100,000	$3.89	11,100,000	$1,331,235,442
May 1, 2023 - May 31, 2023	13,200,000	$3.59	13,200,000	$1,283,899,042
June 1, 2023 - June 30, 2023	11,807,389	$3.83	11,807,389	$1,238,664,489
Total	36,107,389	$3.76	36,107,389

(a)These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
Rule 10b5-1 Plan Elections
On June 15, 2023, Kristina Salen, a member of our Board of Directors, entered into a 10b5-1 sales plan (the “Salen 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Salen 10b5-1 Sales Plan will be in effect until the earlier of (1) June 14, 2024 and (2) the date on which an aggregate of 24,442 shares of our common stock have been sold under the Salen 10b5-1 Sales Plan.

ITEM 6.     EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

*10.1
Employment Agreement, dated April 3, 2023 between Sirius XM Radio Inc. and Thomas D. Barry (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on April 4, 2023 (File No. 001-34295)).

31.1	Certificate of Jennifer C. Witz, Chief Executive Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of Thomas D. Barry, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Jennifer C. Witz, Chief Executive Officer and Director, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certificate of Thomas D. Barry, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2023 and 2022; (ii) Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2023 and 2022 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2023 and 2022; and (v) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.
 ____________________

*	This document has been identified as a management contract or compensatory plan or arrangement.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of August 2023.

SIRIUS XM HOLDINGS INC.

By:	/s/ Thomas D. Barry
Thomas D. Barry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)