Form 10-Q
period 2023-09-30
SIRIUS XM HOLDINGS INC.
filed 2023-10-31
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 27, 2023)
Common stock, $0.001 par value	3,838,939,821	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenue:
Subscriber revenue	$1,729	$1,734	$5,146	$5,166
Advertising revenue	460	457	1,278	1,292
Equipment revenue	49	50	142	148
Other revenue	33	39	99	114
Total revenue	2,271	2,280	6,665	6,720
Operating expenses:
Cost of services:
Revenue share and royalties	731	709	2,162	2,090
Programming and content	153	155	456	448
Customer service and billing	116	122	363	373
Transmission	54	51	153	157
Cost of equipment	3	4	10	9
Subscriber acquisition costs	87	86	270	267
Sales and marketing	237	281	680	838
Engineering, design and development	72	70	234	208
General and administrative	119	132	421	382
Depreciation and amortization	130	134	405	404
Impairment, restructuring and acquisition costs	5	69	56	70
Total operating expenses	1,707	1,813	5,210	5,246
Income from operations	564	467	1,455	1,474
Other (expense) income:
Interest expense	(106)	(107)	(319)	(314)
Other expense	(3)	(3)	—	(5)
Total other expense	(109)	(110)	(319)	(319)
Income before income taxes	455	357	1,136	1,155
Income tax expense	(92)	(110)	(230)	(307)
Net income	$363	$247	$906	$848
Foreign currency translation adjustment, net of tax	(6)	(21)	1	(23)
Total comprehensive income	$357	$226	$907	$825
Net income per common share:
Basic	$0.09	$0.06	$0.23	$0.22
Diluted	$0.09	$0.06	$0.23	$0.21
Weighted average common shares outstanding:
Basic	3,845	3,900	3,865	3,925
Diluted	3,865	3,968	3,884	4,001

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$53	$57
Receivables, net	659	655
Related party current assets	31	42
Prepaid expenses and other current assets	298	284
Total current assets	1,041	1,038
Property and equipment, net	1,715	1,499
Intangible assets, net	2,941	3,050
Goodwill	3,249	3,249
Related party long-term assets	493	488
Deferred tax assets	147	147
Operating lease right-of-use assets	283	315
Other long-term assets	260	236
Total assets	$10,129	$10,022
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,267	$1,248
Accrued interest	73	165
Current portion of deferred revenue	1,248	1,322
Current maturities of debt	525	196
Operating lease current liabilities	45	50
Total current liabilities	3,158	2,981
Long-term deferred revenue	73	81
Long-term debt	8,823	9,256
Deferred tax liabilities	479	565
Operating lease liabilities	292	320
Other long-term liabilities	197	170
Total liabilities	13,022	13,373
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 3,840 and 3,891 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Accumulated other comprehensive loss, net of tax	(3)	(4)
Accumulated deficit	(2,894)	(3,351)
Total stockholders’ equity (deficit)	(2,893)	(3,351)
Total liabilities and stockholders’ equity (deficit)	$10,129	$10,022

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Nine Months Ended September 30, 2023
	Common Stock		Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2022	3,891	$4	$(4)	$—	—	$—	$(3,351)	$(3,351)
Comprehensive income, net of tax	—	—	1	—	—	—	906	907
Share-based payment expense	—	—	—	147	—	—	—	147
Exercise of stock options and vesting of restricted stock units	18	—	—	4	—	—	—	4
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(50)	—	—	—	(50)
Capital contribution from Liberty Media related to Tax Sharing Agreement	—	—	—	—	—	—	5	5
Cash dividends paid on common stock, $0.0726 per share	—	—	—	(101)	—	—	(180)	(281)
Common stock repurchased	—	—	—	—	69	(274)	—	(274)
Common stock retired	(69)	—	—	—	(69)	274	(274)	—
Balance at September 30, 2023	3,840	$4	$(3)	$—	—	$—	$(2,894)	$(2,893)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended September 30, 2023
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at June 30, 2023	3,845	$4	$3	$—	1	$(3)	$(3,115)	$(3,111)
Comprehensive income, net of tax	—	—	(6)	—	—	—	363	357
Share-based payment expense	—	—	—	53	—	—	—	53
Exercise of stock options and vesting of restricted stock units	12	—	—	4	—	—	—	4
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(32)	—	—	—	(32)
Capital contribution from Liberty Media related to Tax Sharing Agreement	—	—	—	—	—	—	1	1
Cash dividends paid on common stock, $0.0242 per share	—	—	—	(25)	—	—	(68)	(93)
Common stock repurchased	—	—	—	—	16	(72)	—	(72)
Common stock retired	(17)	—	—	—	(17)	75	(75)	—
Balance at September 30, 2023	3,840	$4	$(3)	$—	—	$—	$(2,894)	$(2,893)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Nine Months Ended September 30, 2022
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2021	3,968	$4	$15	$—	1	$(8)	$(2,636)	$(2,625)
Cumulative effect of change in accounting principles	—	—	—	—	—	—	(14)	(14)
Comprehensive (loss) income, net of tax	—	—	(23)	—	—	—	848	825
Share-based payment expense	—	—	—	157	—	—	—	157
Exercise of stock options and vesting of restricted stock units	23	—	—	4	—	—	—	4
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(102)	—	—	—	(102)
Capital contribution to Liberty Media related to Tax Sharing Agreement	—	—	—	—	—	—	(22)	(22)
Cash dividends paid on common stock, $0.315885 per share	—	—	—	(59)	—	—	(1,186)	(1,245)
Common stock repurchased	—	—	—	—	95	(594)	—	(594)
Common stock retired	(95)	—	—	—	(95)	599	(599)	—
Balance at September 30, 2022	3,896	$4	$(8)	$—	1	$(3)	$(3,609)	$(3,616)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended September 30, 2022
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at June 30, 2022	3,909	$4	$13	$—	1	$(10)	$(3,586)	$(3,579)
Comprehensive (loss) income, net of tax	—	—	(21)	—	—	—	247	226
Share-based payment expense	—	—	—	55	—	—	—	55
Exercise of stock options and vesting of restricted stock units	16	—	—	4	—	—	—	4
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(63)	—	—	—	(63)
Capital contribution to Liberty Media related to Tax Sharing Agreement	—	—	—	—	—	—	3	3
Cash dividends paid on common stock, $0.0219615 per share	—	—	—	4	—	—	(90)	(86)
Common stock repurchased	—	—	—	—	29	(176)	—	(176)
Common stock retired	(29)	—	—	—	(29)	183	(183)	—
Balance at September 30, 2022	3,896	$4	$(8)	$—	1	$(3)	$(3,609)	$(3,616)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$906	$848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405	404
Non-cash impairment and restructuring costs	22	68
Non-cash interest expense, net of amortization of premium	11	12
Provision for doubtful accounts	45	43
Loss on unconsolidated entity investments, net	7	—
(Gain) loss on other investments	(4)	11
Share-based payment expense	135	143
Deferred income tax (benefit) expense	(85)	132
Amortization of right-of-use assets	35	37
Changes in operating assets and liabilities:
Receivables	(50)	22
Related party, net	17	(30)
Prepaid expenses and other current assets	(14)	(57)
Other long-term assets	—	(3)
Accounts payable and accrued expenses	40	(72)
Accrued interest	(92)	(101)
Deferred revenue	(82)	(87)
Operating lease liabilities	(43)	(48)
Other long-term liabilities	26	(22)
Net cash provided by operating activities	1,279	1,300
Cash flows from investing activities:
Additions to property and equipment	(520)	(279)
(Purchase) sale of other investments	(1)	1
Acquisition of business, net of cash acquired	—	(136)
Investments in related parties and other equity investees	(33)	(1)
Net cash used in investing activities	(554)	(415)
Cash flows from financing activities:
Proceeds from exercise of stock options	4	4
Taxes paid from net share settlements for stock-based compensation	(50)	(102)
Revolving credit facility, net	55	421
Proceeds from long-term borrowings, net of costs	—	499
Principal payments of long-term borrowings	(180)	(3)
Payment of contingent consideration for business acquisition	(3)	(3)
Distribution to parent related to Tax Sharing Agreement	—	(8)
Common stock repurchased and retired	(274)	(599)
Dividends paid	(281)	(1,245)
Net cash used in financing activities	(729)	(1,036)
Net decrease in cash, cash equivalents and restricted cash	(4)	(151)
Cash, cash equivalents and restricted cash at beginning of period (1)	65	199
Cash, cash equivalents and restricted cash at end of period (1)	$61	$48

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Nine Months Ended September 30,
(in millions)	2023	2022
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$399	$400
Income taxes paid	$251	$215
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	$7	$7
Accumulated other comprehensive income (loss), net of tax	$1	$(23)
Capital contribution from (to) Liberty Media pursuant to Tax Sharing Agreement	$5	$(14)

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$53	$57	$39	$191
Restricted cash included in Other long-term assets	8	8	9	8
Total cash, cash equivalents and restricted cash at end of period	$61	$65	$48	$199

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
The primary source of revenue from our SiriusXM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of September 30, 2023, our SiriusXM business had approximately 34.0 million subscribers.
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
Pandora and Off-platform
Our Pandora and Off-platform business operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select SiriusXM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of September 30, 2023, Pandora had approximately 6.1 million subscribers.
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
Liberty Media
As of September 30, 2023, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, 83.5% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements. Refer to Note 11 for more information regarding related parties.
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
In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 18.
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

(2)Summary of Significant Accounting Policies
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of September 30, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value due to the short-term nature of these instruments.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Our liabilities measured at fair value were as follows:

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$8,064	—	$8,064	—	$8,362	—	$8,362
(a)The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 12 for information related to the carrying value of our debt as of September 30, 2023 and December 31, 2022.

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
There were no acquisition related costs recognized for the three and nine months ended September 30, 2023. Acquisition related costs for the three and nine months ended September 30, 2022 were $1 and $3, respectively.

(4)Restructuring Costs
During the three and nine months ended September 30, 2023, restructuring costs were $4 and $39, respectively. In 2023, we initiated measures to pursue greater efficiency and to realign our business and focus on strategic priorities. As part of these measures, we reduced the size of our workforce by approximately 475 roles, or 8%. We recorded a charge of $31 primarily related to severance and other related costs. In addition, we vacated one of our leased locations and recorded an impairment of $5 to reduce the carrying value of the related right of use asset to its estimated fair value. Additionally, we accrued expenses of $2 for which we will not recognize any future economic benefits. The restructuring and related impairment charges were recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income.
During the three and nine months ended September 30, 2022, we evaluated our office space needs, and, based on this, we vacated certain office spaces and recorded an impairment of $16 to reduce the carrying value of the related right of use assets to their estimated fair values. Additionally, we wrote off fixed assets of $4 in connection with furniture and equipment located at the impaired office spaces. Separately, we performed an analysis surrounding initiatives that we are no longer pursuing and recorded an impairment of $43 associated with terminated software projects and an impairment of $5 related to severance. The total charge of $68 was recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2022.

(5)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and nine months ended September 30, 2023 and 2022.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Common stock equivalents of 157 and 93 for the three months ended September 30, 2023 and 2022, respectively, and 155 and 86 for the nine months ended September 30, 2023 and 2022, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net Income available to common stockholders for basic net income per common share	$363	$247	$906	$848
Effect of interest on assumed conversions of convertible notes, net of tax	—	1	1	3
Net Income available to common stockholders for dilutive net income per common share	$363	$248	$907	$851
Denominator:
Weighted average common shares outstanding for basic net income per common share	3,845	3,900	3,865	3,925
Weighted average impact of assumed convertible notes	3	31	3	31
Weighted average impact of dilutive equity instruments	17	37	16	45
Weighted average shares for diluted net income per common share	3,865	3,968	3,884	4,001
Net income per common share:
Basic	$0.09	$0.06	$0.23	$0.22
Diluted	$0.09	$0.06	$0.23	$0.21

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Receivables, net, consists of the following:

	September 30, 2023	December 31, 2022
Gross customer accounts receivable	$593	$585
Allowance for doubtful accounts	(14)	(11)
Customer accounts receivable, net	$579	$574
Receivables from distributors	52	53
Other receivables	28	28
Total receivables, net	$659	$655

(7)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of September 30, 2023.
As of September 30, 2023, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, the cumulative balance of goodwill impairments recorded was $5,722, of which $4,766 was recognized during the year ended December 31, 2008 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of each of September 30, 2023 and December 31, 2022, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $2,290 and $959, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(8)Intangible Assets
Our intangible assets include the following:

		September 30, 2023			December 31, 2022
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	250	—	250
Definite life intangible assets:
OEM relationships	15 years	220	(145)	75	220	(135)	85
Licensing agreements	12 years	3	(3)	—	45	(45)	—
Software and technology	7 years	29	(22)	7	31	(21)	10
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(266)	176	442	(225)	217
Software and technology	5 years	391	(354)	37	391	(299)	92
Total intangible assets		$3,731	$(790)	$2,941	$3,775	$(725)	$3,050

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of September 30, 2023, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three and nine months ended September 30, 2023 and 2022.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $36 and $39 for the three months ended September 30, 2023 and 2022, respectively, and $109 and $117 for the nine months ended September 30, 2023 and 2022, respectively. There were retirements of definite lived intangible assets of $44 and we recognized a related impairment loss of $1 during nine months ended September 30, 2023. There were no retirements or impairments of definite lived intangible assets during the three and nine months ended September 30, 2022.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The expected amortization expense for each of the fiscal years 2023 through 2027 and for periods thereafter is as follows:

Years ending December 31,	Amount
2023 (remaining)	$36
2024	77
2025	71
2026	71
2027	25
Thereafter	15
Total definite life intangible assets, net	$295

(9)Property and Equipment
Property and equipment, net, consists of the following:

	September 30, 2023	December 31, 2022
Satellite system	$1,598	$1,841
Terrestrial repeater network	119	118
Leasehold improvements	107	100
Broadcast studio equipment	141	133
Capitalized software and hardware	1,850	1,821
Satellite telemetry, tracking and control facilities	82	76
Furniture, fixtures, equipment and other	109	89
Land	32	32
Building	73	70
Construction in progress	738	313
Total property and equipment	4,849	4,593
Accumulated depreciation	(3,134)	(3,094)
Property and equipment, net	$1,715	$1,499
Construction in progress consists of the following:

	September 30, 2023	December 31, 2022
Satellite system	$449	$212
Terrestrial repeater network	17	10
Capitalized software and hardware	249	56
Other	23	35
Construction in progress	$738	$313
Depreciation and amortization expense on property and equipment was $94 and $95 for the three months ended September 30, 2023 and 2022, respectively, and $296 and $287 for the nine months ended September 30, 2023 and 2022, respectively. During the three and nine months ended September 30, 2023, we retired property and equipment of $2 and $271, respectively, and recorded related impairment charges of $1 and $14, respectively, primarily related to terminated software projects. During the three and nine months ended September 30, 2022, we wrote off furniture and equipment in connection with impaired office space leases and we disposed of assets associated with software development initiatives that we are no longer pursuing. Refer to Note 4 for more information. During the three and nine months ended September 30, 2022, we retired property and equipment of $59 and $81, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $4 and $1 for the three months ended September 30, 2023 and 2022, respectively, and $10 and $3 for the nine months ended September 30, 2023 and 2022, respectively, which related to the construction of our SXM-9, SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $5 and $4 for the three months ended September 30, 2023 and 2022, respectively, and $13 for each of the nine months ended September 30, 2023 and 2022.
Satellites
As of September 30, 2023, we operated a fleet of five satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of September 30, 2023:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2030
XM-3	2005	2020	2026
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
During the three months ended March 31, 2023, we removed our XM-4 satellite from service and we are in the process of de-orbiting the satellite, which we expect to be completed by the end of 2023. Our XM-3 satellite remains available as an in-orbit spare.

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
The components of lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$15	$16	$46	$46
Finance lease cost	2	—	3	—
Sublease income	(1)	(1)	(2)	(2)
Total lease cost	$16	$15	$47	$44

During the nine months ended September 30, 2023, we ceased using one of our leased locations and recorded an impairment charge of $5 to write down the carrying value of the right-of-use asset to its estimated fair value. Refer to Note 4 for additional information.

(11)Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Sirius XM Canada and SoundCloud.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

Liberty Media
As of September 30, 2023, Liberty Media beneficially owned, directly and indirectly, 83.5% of the outstanding shares of our common stock. Liberty Media has three of its executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.
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
On September 22, 2023, the special committee of independent directors of the board of Holdings (the “Special Committee”) received a non-binding proposal from Liberty Media regarding a potential transaction involving Holdings. The potential transaction would consist of the separation of the assets and liabilities attributed to the Liberty SiriusXM tracking stock group from Liberty Media through the split-off of a newly formed company (“Newco”) and the subsequent combination of Newco and Holdings. As a result of the potential transaction, the holders of Liberty SiriusXM tracking stock and Holdings common stock would all hold one class of common stock of the combined company (the “Proposal”). The Special Committee is evaluating the Proposal. There can be no assurance that the Proposal, or any other transaction, will be completed or of the terms and conditions of any such transaction.

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
Our related party long-term assets as of September 30, 2023 and December 31, 2022 included the carrying value of our investment balance in Sirius XM Canada of $419 and $412, respectively, and, as of each of September 30, 2023 and December 31, 2022, also included $8, for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of less than $1 during the three months ended September 30, 2023, and $1 and less than $1 during the nine months ended September 30, 2023 and 2022, respectively. No dividends were paid during the three months ended September 30, 2022. Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income of $27 and $29 during the three months ended September 30, 2023 and 2022, respectively, and $78 and $84 during the nine months ended September 30, 2023 and 2022, respectively.

SoundCloud
We have an investment in SoundCloud which is accounted for as an equity method investment and recorded in Related party long-term assets in our unaudited consolidated balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's ten-member board of managers. Sirius XM's share of SoundCloud's net income (loss) was less than $1 and $(1) for the three months ended September 30, 2023 and 2022, respectively, and $(2) and $(4) for the nine months ended

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
September 30, 2023 and 2022, respectively, which was recorded in Other (expense) income in our unaudited consolidated statements of comprehensive income.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the US and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $14 and $13 for the three months ended September 30, 2023 and 2022, respectively, and $39 and $40 for the nine months ended September 30, 2023 and 2022, respectively. We also had related party liabilities of $19 as of each of September 30, 2023 and December 31, 2022 related to this agreement.

(12)Debt
Our debt as of September 30, 2023 and December 31, 2022 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	September 30, 2023	September 30, 2023	December 31, 2022
Pandora (c) (d)	June 2018	1.75% Convertible Senior Notes	December 1, 2023	semi-annually on June 1 and December 1	$20	$20	$193
Sirius XM (b) (f)	April 2022	Incremental Term Loan	April 11, 2024	variable fee paid monthly	500	500	500
Sirius XM (b)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	993	992
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,494	1,492
Sirius XM (b)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,984	1,982
Sirius XM (b)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,241	1,240
Sirius XM (b)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,488	1,487
Sirius XM (b)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,486	1,485
Sirius XM (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	August 31, 2026	variable fee paid quarterly	135	135	80
Sirius XM	Various	Finance leases	Various	n/a	n/a	17	12
Total Debt						9,358	9,463
Less: total current maturities						525	196
Less: total deferred financing costs						10	11
Total long-term debt						$8,823	$9,256
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount.
(b)All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed the Incremental Term Loan and these notes.
(c)Holdings has unconditionally guaranteed all of the payment obligations of Pandora under these notes.
(d)We acquired $193 in principal amount of the 1.75% Convertible Senior Notes due 2023 as part of the acquisition of Pandora Media, Inc. in 2019. During the nine months ended September 30, 2023, certain investors exercised their right to require a Special Repurchase, as defined in the indenture governing such notes, and Pandora repurchased $173 in outstanding principal amount of the 1.75% Convertible Senior Notes due 2023 with cash for an aggregate purchase price equal to 100% of the principal amount of the notes repurchased plus accrued and unpaid interest to the date of repurchase. On or after July 1, 2023 and prior to the close of business on November 29, 2023, the 1.75% Convertible

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Senior Notes due 2023 are convertible into Holdings’ common stock at the holders’ option at the applicable conversion rate in effect on the relevant conversion date.
(e)In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  From and after July 1, 2023, Sirius XM borrowings are based on the Secured Overnight Financing Rate plus an applicable rate based on its debt to operating cash flow ratio. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of September 30, 2023.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.
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
At September 30, 2023 and December 31, 2022, we were in compliance with our debt covenants.
Pandora Convertible Notes
Pandora's 1.75% Convertible Senior Notes due 2023 (the “Pandora 2023 Notes”) are unsecured, senior obligations of Pandora. Holdings has guaranteed the payment and performance obligations of Pandora under the Pandora 2023 Notes and the indenture governing the Pandora 2023 Notes.
The Pandora 2023 Notes will mature on December 1, 2023, unless earlier repurchased or redeemed by Pandora or converted in accordance with their terms. As of September 30, 2023, the conversion rate applicable to the Pandora 2023 Notes was 165.4277 shares of Holdings' common stock per one thousand principal amount of the Pandora 2023 Notes.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(13)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 3,840 and 3,891 shares of common stock issued and outstanding on September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, there were 220 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Quarterly Dividends
During the nine months ended September 30, 2023, our board of directors declared and paid the following dividend:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 25, 2023	$0.0242	February 9, 2023	$94	February 24, 2023
April 19, 2023	$0.0242	May 5, 2023	$94	May 24, 2023
July 26, 2023	$0.0242	August 8, 2023	$93	August 30, 2023
Stock Repurchase Program
As of September 30, 2023, our board of directors had approved for repurchase an aggregate of $18,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2023, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,731 shares for $16,834, and $1,166 remained available for future share repurchases under our stock repurchase program.
The following table summarizes our total share repurchase activity for the nine months ended:

	September 30, 2023		September 30, 2022
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases	69	$274	95	$594
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of September 30, 2023 and December 31, 2022.

(14)Benefit Plans
We recognized share-based payment expense of $48 and $50 for the three months ended September 30, 2023 and 2022, respectively, and $135 and $143 for the nine months ended September 30, 2023 and 2022, respectively.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the Compensation Committee of our Board of Directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
receive one share of common stock upon vesting.  As of September 30, 2023, 100 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.3%	2.9%	4.0%	1.6%
Expected life of options — years	3.76	2.71	3.80	3.52
Expected stock price volatility	42%	34%	32%	32%
Expected dividend yield	2.0%	1.3%	2.0%	1.3%
The following table summarizes stock option activity under our share-based plans for the nine months ended September 30, 2023:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	134	$5.55
Granted	9	$4.92
Exercised	(9)	$4.59
Forfeited, cancelled or expired	(7)	$5.86
Outstanding as of September 30, 2023	127	$5.55	5.02	$20
Exercisable as of September 30, 2023	84	$5.42	4.35	$19
The weighted average grant date fair value per stock option granted during the nine months ended September 30, 2023 was $1.23.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was $9 and $70, respectively.  During the nine months ended September 30, 2023, the number of net settled shares issued as a result of stock option exercises was 1.
We recognized share-based payment expense associated with stock options of $8 for each of the three months ended September 30, 2023 and 2022, and $23 and $27 for the nine months ended September 30, 2023 and 2022, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the nine months ended September 30, 2023:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2022	85	$6.38
Granted	45	$4.72
Vested	(26)	$6.39
Forfeited	(11)	$6.18
Nonvested as of September 30, 2023	93	$5.64
The total intrinsic value of restricted stock units, including PRSUs, vesting during the nine months ended September 30, 2023 and 2022 was $123 and $185, respectively. During the nine months ended September 30, 2023, the number of net settled shares issued as a result of restricted stock units vesting totaled 17. During the nine months ended September 30, 2023, we granted 4 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the nine months ended September 30, 2023, we granted 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the nine months ended September 30, 2023.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $40 and $42 for the three months ended September 30, 2023 and 2022, respectively, and $112 and $116 for the nine months ended September 30, 2023 and 2022, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at September 30, 2023 and December 31, 2022 was $479 and $472, respectively.  The total unrecognized compensation costs at September 30, 2023 are expected to be recognized over a weighted-average period of 2.7 years.
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
We recognized expenses of $5 for each of the three months ended September 30, 2023 and 2022, and $16 and $15 for the nine months ended September 30, 2023 and 2022, respectively, in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, were less than $(1) for each of the three months ended September 30, 2023 and 2022, and $1 and $(1) for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the fair value of the investments held in the trust were $52 and $47, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of comprehensive income.  We recorded (losses) gains on investments held in the trust of $(1) and $(2) for the three months ended September 30, 2023 and 2022, respectively, and $4 and $(11) for the nine months ended September 30, 2023 and 2022, respectively.

(15)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of September 30, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total
Debt obligations	$22	$505	$5	$1,140	$1,500	$6,250	$9,422
Cash interest payments	14	399	389	385	344	636	2,167
Satellite and transmission	27	290	197	92	40	2	648
Programming and content	130	344	263	134	63	107	1,041
Sales and marketing	30	99	31	20	6	—	186
Satellite incentive payments	2	8	8	3	3	15	39
Operating lease obligations	16	56	51	47	39	79	288
Royalties, minimum guarantees and other	105	393	167	79	26	12	782
Total (1)	$346	$2,094	$1,111	$1,900	$2,021	$7,101	$14,573
(1)The table does not include our reserve for uncertain tax positions, which at September 30, 2023 totaled $110.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of September 30, 2023, we had future fixed commitments related to music royalty and podcast agreements of $500, of which $64 will be paid in 2023 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasts, considers factors such as listening hours, downloads, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
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

U.S. Music Royalty Fee Actions and Mass Arbitrations. A number of class actions and mass arbitrations have been commenced against us relating to our pricing, billing and subscription marketing practices. Although each class action and mass arbitration contains unique allegations; in general, the actions and arbitrations allege that we falsely advertised our music subscription plans at lower prices than we actually charge, that we allegedly did not disclose our “U.S. Music Royalty Fee”, and that we have taken other actions to prevent customers from discovering the existence, amount and nature of the U.S. Music Royalty Fee in violation of various state consumer protection laws.

The plaintiffs and claimants seek to enjoin us from advertising our music subscription plans without including the amount of the U.S. Music Royalty Fee. The plaintiffs and claimants also seek disgorgement, restitution and/or damages in the aggregate amount of U.S Music Royalty Fees paid by customers, as well as statutory and punitive damages where available.

To date, the actions and arbitrations filed against us include:

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
•On April 14, 2023, Ayana Stevenson and David Ambrose, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against us in the Superior Court of the State of California, County of Contra Costa. The case has since been removed to the United States District Court for the Northern District of California.

•On May 17, 2023, Robyn Posternock, Muriel Salters and Philip Munning, individually, as private attorneys general, and on behalf of all other New Jersey persons similarly situated, filed a class action complaint against us in the United States District Court for the District of New Jersey.

•On June 5, 2023, Christopher Carovillano and Steven Brandt, individually, as private attorneys general, and on behalf of all other United States persons similarly situated (excluding persons in the states of California, New Jersey and Washington), filed a class action complaint against us in the United States District Court for the Southern District of New York.

•Commencing on June 5, 2023, the law firm of Hattis & Lukacs filed a series of mass arbitration claims against us before the American Arbitration Association on behalf of approximately 13,500 claimants.

In addition, we have been served with notices of claims by law firms claiming to represent approximately 11,000 claimants. The notices purport to state a variety of claims, including that: we do not adequately disclose to customers the total cost of our subscriptions; do not describe the type or amount of the fees imposed on customers; we enroll customers in automatic bill payments without having knowledge of the U.S. Music Royalty Fee; we fail to provide consumers with an easy way to cancel their subscriptions; in the case of trial subscriptions, we require customers to preauthorize automatic deductions from their accounts, while hiding the fact that customers agree to automatically pay recurring charges at higher rates when the promotional period ends; and we engage in other deceptive consumer practices. The notices assert potential causes of action under the Electronic Funds Transfer Act, various state consumer protection and false advertising laws, and other unspecified state and federal laws. We expect the claimants may also pursue individual arbitrations before the American Arbitration Association pursuant to the terms and conditions of our Customer Agreement.

We believe we have substantial defenses to the claims asserted in these actions and arbitrations, and we intend to defend these actions vigorously.

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
We have calculated the provision for income taxes by using a separate return method.  Any difference between the tax expense (or benefit) allocated to us under the separate return method and payments to be made for (or received from) Liberty Media for tax expense are treated as either dividends or capital contributions. Income tax expense was $92 and $110 for the three months ended September 30, 2023 and 2022, respectively, and $230 and $307 for the nine months ended September 30, 2023 and 2022, respectively. In addition, we recorded $5 as a capital contribution from Liberty Media during the nine months ended September 30, 2023 related to the tax sharing agreement.
Our effective tax rate for the three months ended September 30, 2023 and 2022 was 20.2% and 30.8%, respectively. Our effective tax rate for the nine months ended September 30, 2023 and 2022 was 20.2% and 26.6%, respectively. The effective tax rate for the three months ended September 30, 2023 was primarily impacted by benefits related to certain tax credits partially offset by shortfalls related to share-based compensation. The effective tax rate for the nine months ended September 30, 2023 was primarily impacted by the release of valuation reserves against state net operating losses we now expect to utilize and benefits related to certain tax credits partially offset by shortfalls related to share-based compensation. The effective tax rate for the three and nine months ended September 30, 2022 was negatively impacted as a result of the expected expiration of certain state and local net operating losses, partially offset by the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2023 will be approximately 21%.
As of September 30, 2023 and December 31, 2022, we had a valuation allowance related to deferred tax assets of $86 and $113, respectively, that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Based on our historical net stock repurchase activity, the excise tax and the other provisions of the IRA did not have a material impact on our results of operations or financial position.
During the nine months ended September 30, 2023, we invested $33 in certain tax-effective clean energy technologies investments.

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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had intersegment advertising revenue of $1 and $2 during the three and nine months ended

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
September 30, 2023, respectively, and less than $1 and $1 during the three and nine months ended September 30, 2022, respectively.
Segment revenue and gross profit were as follows during the period presented:

	For the Three Months Ended September 30, 2023
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,597	$132	$1,729
Advertising revenue	42	418	460
Equipment revenue	49	—	49
Other revenue	33	—	33
Total revenue	1,721	550	2,271
Cost of services (a)	(674)	(370)	(1,044)
Segment gross profit	$1,047	$180	$1,227
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended September 30, 2023
Segment Gross Profit	$1,227
Subscriber acquisition costs	(87)
Sales and marketing (a)	(224)
Engineering, design and development (a)	(61)
General and administrative (a)	(108)
Depreciation and amortization	(130)
Share-based payment expense	(48)
Impairment, restructuring and acquisition costs	(5)
Total other expense	(109)
Consolidated income before income taxes	$455
(a)     Share-based payment expense of $13 related to cost of services, $13 related to sales and marketing, $11 related to engineering, design and development and $11 related to general and administrative has been excluded.

	For the Three Months Ended September 30, 2022
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,603	$131	$1,734
Advertising revenue	50	407	457
Equipment revenue	50	—	50
Other revenue	39	—	39
Total revenue	1,742	538	2,280
Cost of services (b)	(665)	(365)	(1,030)
Segment gross profit	$1,077	$173	$1,250

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended September 30, 2022
Segment Gross Profit	$1,250
Subscriber acquisition costs	(86)
Sales and marketing (b)	(268)
Engineering, design and development (b)	(59)
General and administrative (b)	(117)
Depreciation and amortization	(134)
Share-based payment expense	(50)
Impairment, restructuring and acquisition costs	(69)
Total other expense	(110)
Consolidated income before income taxes	$357
(b)     Share-based payment expense of $11 related to cost of services, $13 related to sales and marketing, $11 related to engineering, design and development and $15 related to general and administrative has been excluded.

	For the Nine Months Ended September 30, 2023
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$4,757	$389	$5,146
Advertising revenue	126	1,152	1,278
Equipment revenue	142	—	142
Other revenue	99	—	99
Total revenue	5,124	1,541	6,665
Cost of services (c)	(2,014)	(1,097)	(3,111)
Segment gross profit	$3,110	$444	$3,554
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Nine Months Ended September 30, 2023
Segment Gross Profit	$3,554
Subscriber acquisition costs	(270)
Sales and marketing (c)	(647)
Engineering, design and development (c)	(201)
General and administrative (c)	(385)
Depreciation and amortization	(405)
Share-based payment expense	(135)
Impairment, restructuring and acquisition costs	(56)
Total other expense	(319)
Consolidated income before income taxes	$1,136
(c)     Share-based payment expense of $33 related to cost of services, $33 related to sales and marketing, $33 related to engineering, design and development and $36 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	For the Nine Months Ended September 30, 2022
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$4,773	$393	$5,166
Advertising revenue	146	1,146	1,292
Equipment revenue	148	—	148
Other revenue	114	—	114
Total revenue	5,181	1,539	6,720
Cost of services (d)	(1,980)	(1,063)	(3,043)
Segment gross profit	$3,201	$476	$3,677
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Nine Months Ended September 30, 2022
Segment Gross Profit	$3,677
Subscriber acquisition costs	(267)
Sales and marketing (d)	(799)
Engineering, design and development (d)	(181)
General and administrative (d)	(339)
Depreciation and amortization	(404)
Share-based payment expense	(143)
Impairment, restructuring and acquisition costs	(70)
Total other expense	(319)
Consolidated income before income taxes	$1,155
(d)     Share-based payment expense of $34 related to cost of services, $39 related to sales and marketing, $27 related to engineering, design and development and $43 related to general and administrative has been excluded.
A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of September 30, 2023, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and nine months ended September 30, 2023 and 2022.

(18)Subsequent Events
Capital Return Program
On October 25, 2023, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0266 per share of common stock payable on November 29, 2023 to stockholders of record as of the close of business on November 7, 2023.

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
Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•There is significant uncertainty regarding the terms, timing and market reaction to our potential combination with NewCo
•We have been, and may continue to be, adversely affected by supply chain issues
•We may be adversely affected by the war in Ukraine
•We face substantial competition and that competition is likely to increase over time
•If our efforts to attract and retain subscribers and listeners, or convert listeners into subscribers, are not successful, our business will be adversely affected
•We engage in extensive marketing efforts and the continued effectiveness of those efforts is an important part of our business
•We rely on third parties for the operation of our business, and the failure of third parties to perform could adversely affect our business
•Failure to successfully monetize and generate revenues from podcasts and other non-music content could adversely affect our business, operating results, and financial condition
•We may not realize the benefits of acquisitions or other strategic investments and initiatives
•The impact of economic conditions may adversely affect our business, operating results, and financial condition
•A substantial number of our Sirius XM service subscribers periodically cancel their subscriptions and we cannot predict how successful we will be at retaining customers
•Our ability to profitably attract and retain subscribers to our Sirius XM service is uncertain
•Our business depends in part upon the auto industry
•Failure of our satellites would significantly damage our business
•Our Sirius XM service may experience harmful interference from wireless operations
•Our Pandora ad-supported business has suffered a substantial and consistent loss of monthly active users, which may adversely affect our Pandora business
•Our Pandora business generates a significant portion of its revenues from advertising, and reduced spending by advertisers could harm our business
•Our failure to convince advertisers of the benefits of our Pandora ad-supported service could harm our business
•If we are unable to maintain revenue growth from our advertising products our results of operations will be adversely affected
•We are a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements

•Our principal stockholder has significant influence, including over actions requiring stockholder approval, and its interests may differ from the interests of other holders of our common stock
•Changes to mobile operating systems and browsers may hinder our ability to sell advertising and market our services
•If we fail to accurately predict and play music, comedy or other content that our Pandora listeners enjoy, we may fail to retain existing and attract new listeners
•Privacy and data security laws and regulations may hinder our ability to market our services, sell advertising and impose legal liabilities
•Consumer protection laws and our failure to comply with them could damage our business
•Failure to comply with FCC requirements could damage our business
•If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer
•Interruption or failure of our information technology and communications systems could impair the delivery of our service and harm our business
•The market for music rights is changing and is subject to significant uncertainties
•Our Pandora services depend upon maintaining complex licenses with copyright owners, and these licenses contain onerous terms
•The rates we must pay for “mechanical rights” to use musical works on our Pandora service have increased substantially and these rates may adversely affect our business
•Failure to protect our intellectual property or actions by third parties to enforce their intellectual property rights could substantially harm our business and operating results
•Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code subject to those licenses
•Rapid technological and industry changes and new entrants could adversely impact our services
•We have a significant amount of indebtedness, and our debt contains certain covenants that restrict our operations
•While we currently pay a quarterly cash dividend to holders of our common stock, we may change our dividend policy at any time
•If we are unable to attract and retain qualified personnel, our business could be harmed
•Our facilities could be damaged by natural catastrophes or terrorist activities
•The unfavorable outcome of pending or future litigation could have an adverse impact on our operations and financial condition
•We may be exposed to liabilities that other entertainment service providers would not customarily be subject to
•Our business and prospects depend on the strength of our brands.
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

The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of September 30, 2023, our Sirius XM business had approximately 34.0 million subscribers.
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

Pandora and Off-platform
Our Pandora and Off-platform business operates a music and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through computers, tablets, mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts and select Sirius XM content as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of September 30, 2023, Pandora had approximately 46.5 million monthly active users and 6.1 million subscribers.
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

Liberty Media
As of September 30, 2023, Liberty Media beneficially owned, directly and indirectly, 83.5% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
On September 22, 2023, the special committee of independent directors of the board of Holdings (the “Special Committee”) received a non-binding proposal from Liberty Media regarding a potential transaction involving Holdings. The potential transaction would consist of the separation of the assets and liabilities attributed to the Liberty SiriusXM tracking stock group from Liberty Media through the split-off of a newly formed company (“Newco”) and the subsequent combination of Newco and Holdings. As a result of the potential transaction, the holders of Liberty SiriusXM tracking stock and Holdings common stock would all hold one class of common stock of the combined company (the “Proposal”). The Special Committee is evaluating the Proposal. There can be no assurance that the Proposal, or any other transaction, will be completed or of the terms and conditions of any such transaction.

Results of Operations
Set forth below are our results of operations for the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		2023 vs 2022 Change
					Three Months		Nine Months
	2023	2022	2023	2022	Amount	%	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,597	$1,603	$4,757	$4,773	$(6)	—%	$(16)	—%
Advertising revenue	42	50	126	146	(8)	(16)%	(20)	(14)%
Equipment revenue	49	50	142	148	(1)	(2)%	(6)	(4)%
Other revenue	33	39	99	114	(6)	(15)%	(15)	(13)%
Total Sirius XM revenue	1,721	1,742	5,124	5,181	(21)	(1)%	(57)	(1)%
Pandora and Off-platform:
Subscriber revenue	132	131	389	393	1	1%	(4)	(1)%
Advertising revenue	418	407	1,152	1,146	11	3%	6	1%
Total Pandora and Off-platform revenue	550	538	1,541	1,539	12	2%	2	—%
Total consolidated revenue	2,271	2,280	6,665	6,720	(9)	—%	(55)	(1)%
Cost of services
Sirius XM:
Revenue share and royalties	406	391	1,201	1,169	15	4%	32	3%
Programming and content	136	139	407	407	(3)	(2)%	—	—%
Customer service and billing	96	103	300	310	(7)	(7)%	(10)	(3)%
Transmission	44	38	126	116	6	16%	10	9%
Cost of equipment	3	4	10	9	(1)	(25)%	1	11%
Total Sirius XM cost of services	685	675	2,044	2,011	10	1%	33	2%
Pandora and Off-platform:
Revenue share and royalties	325	318	961	921	7	2%	40	4%
Programming and content	17	16	49	41	1	6%	8	20%
Customer service and billing	20	19	63	63	1	5%	—	—%
Transmission	10	13	27	41	(3)	(23)%	(14)	(34)%
Total Pandora and Off-platform cost of services	372	366	1,100	1,066	6	2%	34	3%
Total consolidated cost of services	1,057	1,041	3,144	3,077	16	2%	67	2%
Subscriber acquisition costs	87	86	270	267	1	1%	3	1%
Sales and marketing	237	281	680	838	(44)	(16)%	(158)	(19)%
Engineering, design and development	72	70	234	208	2	3%	26	13%
General and administrative	119	132	421	382	(13)	(10)%	39	10%
Depreciation and amortization	130	134	405	404	(4)	(3)%	1	—%
Impairment, restructuring and acquisition costs	5	69	56	70	(64)	nm	(14)	nm
Total operating expenses	1,707	1,813	5,210	5,246	(106)	(6)%	(36)	(1)%
Income from operations	564	467	1,455	1,474	97	21%	(19)	(1)%
Other (expense) income:
Interest expense	(106)	(107)	(319)	(314)	(1)	(1)%	5	2%
Other expense	(3)	(3)	—	(5)	—	nm	(5)	nm
Total other expense	(109)	(110)	(319)	(319)	(1)	(1)%	—	—%
Income before income taxes	455	357	1,136	1,155	98	27%	(19)	(2)%
Income tax expense	(92)	(110)	(230)	(307)	(18)	(16)%	(77)	(25)%
Net income	$363	$247	$906	$848	$116	47%	$58	7%
nm - not meaningful

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended September 30, 2023 and 2022, subscriber revenue was $1,597 and $1,603, respectively, a decrease of less than 1%, or $6. For the nine months ended September 30, 2023 and 2022, subscriber revenue was $4,757 and $4,773, respectively, a decrease of less than 1%, or $16. The decreases were primarily driven by a reduction in paid promotional revenue resulting from lower overall rates from automakers offering paid promotional subscriptions and lower revenue generated from our connected vehicle services, partially offset by an increase in self-pay revenue.
We expect subscriber revenues to remain relatively flat.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended September 30, 2023 and 2022, advertising revenue was $42 and $50, respectively, a decrease of 16%, or $8. For the nine months ended September 30, 2023 and 2022, advertising revenue was $126 and $146, respectively, a decrease of 14%, or $20. The decreases were due to a decline in the number of spots sold and aired, primarily on news and entertainment channels.
We expect our Sirius XM advertising revenue to increase due to growing success of brand co-sell initiatives.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended September 30, 2023 and 2022, equipment revenue was $49 and $50, respectively, a decrease of 2%, or $1. For the nine months ended September 30, 2023 and 2022, equipment revenue was $142 and $148, respectively, a decrease of 4%, or $6. The decreases were driven by lower royalty rates, partially offset by increased chipset production.
We expect equipment revenue to decrease driven by higher chipset costs for new technology.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, revenue from our connected vehicle services, and ancillary revenues.
For the three months ended September 30, 2023 and 2022, other revenue was $33 and $39, respectively, a decrease of 15%, or $6. For the nine months ended September 30, 2023 and 2022, other revenue was $99 and $114, respectively, a decrease of 13%, or $15. The decreases were primarily driven by lower royalty revenue generated by Sirius XM Canada and lower revenue generated by our connected vehicle services.
We expect other revenue to continue to decrease primarily due to lower revenue from our connected vehicle services.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For the three months ended September 30, 2023 and 2022, Pandora and Off-platform subscriber revenue was $132 and $131, respectively, an increase of 1%, or $1. For the nine months ended September 30, 2023 and 2022, Pandora and Off-platform subscriber revenue was $389 and $393, respectively, a decrease of 1%, or $4. The increase for the three month period was driven by a rate increase on Pandora Plus, partially offset by a decline in the subscriber base. The decrease for the nine month period was primarily driven by a decline in the Pandora Plus subscriber base.
We expect Pandora and Off-platform subscriber revenues to remain relatively flat as higher ARPU is anticipated to be offset by a lower subscriber base.

Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended September 30, 2023 and 2022, Pandora and Off-platform advertising revenue was $418 and $407, respectively, an increase of 3%, or $11. For the nine months ended September 30, 2023 and 2022, Pandora and Off-platform advertising revenue was $1,152 and $1,146, respectively, an increase of 1%, or $6. The increases were primarily driven by higher podcasting revenue, partially offset by lower sell-through on the Pandora ad-supported service.
We expect Pandora and Off-platform advertising revenue to increase due to growth in podcast and programmatic revenue.
Total Consolidated Revenue
Total Consolidated Revenue for the three months ended September 30, 2023 and 2022 was $2,271 and $2,280, respectively, a decrease of less than 1%, or $9. Total Consolidated Revenue for the nine months ended September 30, 2023 and 2022 was $6,665 and $6,720, respectively, a decrease of 1%, or $55.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the three months ended September 30, 2023 and 2022, revenue share and royalties were $406 and $391, respectively, an increase of 4%, or $15, and increased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2023 and 2022, revenue share and royalties were $1,201 and $1,169, respectively, an increase of 3%, or $32, and increased as a percentage of total Sirius XM revenue. The increases were driven by higher web streaming royalty rates.
We expect our Sirius XM revenue share and royalty costs to remain relatively flat as higher royalty rates under the statutory webcasting license resulting from increases in the Consumer Price Index are anticipated to be offset by lower eligible subscription revenue.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended September 30, 2023 and 2022, programming and content expenses were $136 and $139, respectively, a decrease of 2%, or $3, and decreased as a percentage of total Sirius XM revenue. For each of the nine months ended September 30, 2023 and 2022, programming and content expenses were $407 and increased as a percentage of total Sirius XM revenue. The decrease for the three month period was primarily driven by lower live performance costs.
We expect our Sirius XM programming and content expenses to remain relatively flat.
Sirius XM Customer Service and Billing includes costs associated with the operation and management of internal and third-party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended September 30, 2023 and 2022, customer service and billing expenses were $96 and $103, respectively, a decrease of 7% or $7, and decreased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2023 and 2022, customer service and billing expenses were $300 and $310, respectively, a decrease of 3% or $10, and decreased as a percentage of total Sirius XM revenue. The decreases were primarily driven by lower call center and personnel-related costs, partially offset by higher transaction costs.

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
For the three months ended September 30, 2023 and 2022, transmission expenses were $44 and $38, respectively, an increase of 16%, or $6, and increased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2023 and 2022, transmission expenses were $126 and $116, respectively, an increase of 9%, or $10, and increased as a percentage of total Sirius XM revenue. The increases were primarily driven by higher costs associated with our 360L platform and streaming.
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
For the three months ended September 30, 2023 and 2022, cost of equipment was $3 and $4, respectively, a decrease of 25%, or $1, and decreased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2023 and 2022, cost of equipment was $10 and $9, respectively, an increase of 11%, or $1, and increased as a percentage of total Sirius XM revenue. The decrease for the three month period was driven by lower shipping costs. The increase for the nine month period was driven by higher inventory write downs.
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
For the three months ended September 30, 2023 and 2022, revenue share and royalties were $325 and $318, respectively, an increase of 2%, or $7, but decreased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2023 and 2022, revenue share and royalties were $961 and $921, respectively, an increase of 4%, or $40, and increased as a percentage of total Pandora and Off-platform revenue. The increases were primarily due to higher podcast revenue share driven by growth in podcast advertising revenue as well as higher royalty expense due to costs related to an increase in certain web streaming royalty rates.
We expect our Pandora and Off-platform revenue share and royalties to increase related to growth in our podcast revenue.
Pandora and Off-platform Programming and Content includes costs to produce live listener events and promote content.
For the three months ended September 30, 2023 and 2022, programming and content expenses were $17 and $16, respectively, an increase of 6%, or $1, and increased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2023 and 2022, programming and content expenses were $49 and $41, respectively, an increase of 20%, or $8, and increased as a percentage of total Pandora and Off-platform revenue. The increases were primarily attributable to higher podcast license fees and higher live event costs, partially offset by lower personnel-related costs.
We expect our Pandora and Off-platform programming and content costs to increase as we offer additional programming and produce live events and listener promotions.

Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the three months ended September 30, 2023 and 2022, customer service and billing expenses were $20 and $19, respectively, an increase of 5%, or $1, and increased as a percentage of total Pandora and Off-platform revenue. For each of the nine months ended September 30, 2023 and 2022, customer service and billing expenses were $63 and decreased as a percentage of total Pandora and Off-platform revenue. The increase for the three month period was driven by higher bad debt expense. The results for the nine month period were driven by lower transaction fees offset by higher bad debt expense.
We expect our Pandora and Off-platform customer service and billing costs to decrease driven by lower expected bad debt expense.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended September 30, 2023 and 2022, transmission expenses were $10 and $13, respectively, a decrease of 23%, or $3, and decreased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2023 and 2022, transmission expenses were $27 and $41, respectively, a decrease of 34%, or $14, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were driven by lower colocation and personnel-related costs as well as lower streaming costs resulting from a decline in listener hours.
We expect our Pandora and Off-platform transmission costs to increase due to higher hosting costs, partially offset by lower personnel-related costs.
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
For the three months ended September 30, 2023 and 2022, subscriber acquisition costs were $87 and $86, respectively, an increase of 1%, or $1, and increased as a percentage of total revenue. For the nine months ended September 30, 2023 and 2022, subscriber acquisition costs were $270 and $267, respectively, an increase of 1%, or $3, and increased as a percentage of total revenue. Higher hardware subsidies driven by installations, which grew due to increased production by automakers, were offset by lower commission and hardware subsidy rates.
We expect subscriber acquisition costs to fluctuate with automaker installations. We intend to continue to offer subsidies and other incentives to induce automakers to include our technology in their vehicles.
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
For the three months ended September 30, 2023 and 2022, sales and marketing expenses were $237 and $281, respectively, a decrease of 16%, or $44, and decreased as a percentage of total revenue. For the nine months ended September 30, 2023 and 2022, sales and marketing expenses were $680 and $838, respectively, a decrease of 19%, or $158, and decreased as a percentage of total revenue. The decreases were primarily due to a decrease in streaming marketing and marketing to support our brands as well as lower personnel-related costs.
We anticipate that sales and marketing expenses will remain relatively flat.

Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.
For the three months ended September 30, 2023 and 2022, engineering, design and development expenses were $72 and $70, respectively, an increase of 3%, or $2, and increased as a percentage of total revenue. For the nine months ended September 30, 2023 and 2022, engineering, design and development expenses were $234 and $208, respectively, an increase of 13%, or $26, and increased as a percentage of total revenue. The increase for the three month period was driven by cloud hosting costs, partially offset by lower personnel-related costs. The increase for the nine month period was driven by higher cloud hosting and personnel-related costs.
We expect engineering, design and development expenses to increase as we continue to develop our infrastructure, products and services.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technologies departments.
For the three months ended September 30, 2023 and 2022, general and administrative expenses were $119 and $132, respectively, a decrease of 10%, or $13, and decreased as a percentage of total revenue. For the nine months ended September 30, 2023 and 2022, general and administrative expenses were $421 and $382, respectively, an increase of 10%, or $39, and increased as a percentage of total revenue. The decrease for the three month period was primarily driven by lower personnel-related costs attributed to our share-based compensation plan and lower consulting costs. The increase for the nine month period was primarily driven by increased legal costs, including amounts associated with the settlement of certain litigation matters of $24 during the three months ended June 30, 2023, as well as higher personnel-related benefits attributed to our Deferred Compensation Plan.
We expect our general and administrative expenses to decrease driven by lower personnel-related costs.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended September 30, 2023 and 2022, depreciation and amortization expense was $130 and $134, respectively. For the nine months ended September 30, 2023 and 2022, depreciation and amortization expense was $405 and $404, respectively. The decrease for the three month period was driven by lower amortization related to our intangible assets, partially offset by increases in capitalized software and hardware. The increase for the nine month period was driven by increases in capitalized software and hardware.
Impairment, Restructuring and Acquisition Costs represents impairment charges, net of insurance recoveries, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces as well as employee severance charges associated with organizational changes, and acquisition costs.
For the three months ended September 30, 2023 and 2022, impairment, restructuring and acquisition costs were $5 and $69, respectively. For the nine months ended September 30, 2023 and 2022, impairment, restructuring and acquisition costs were $56 and $70, respectively. During the three months ended September 30, 2023, we recorded restructuring related costs and impairments of $5. During the nine months ended September 30, 2023, we recorded a charge of $31 primarily related to severance and other related costs, impairments primarily related to terminated software projects of $15, vacated office space impairments of $5, accrued expenses of $2 for which we will not recognize any future benefits, and a cost-method investment impairment of $2. During the three and nine months ended September 30, 2022, we recorded an impairment of $43 associated with terminated software projects, $16 related to certain vacated office spaces, $4 in connection with furniture and equipment located at the impaired office spaces, and $5 related to personnel severance. Acquisition related costs were $1 and $2 during the three and nine months ended September 30, 2022, respectively.

Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended September 30, 2023 and 2022, interest expense was $106 and $107, respectively. For the nine months ended September 30, 2023 and 2022, interest expense was $319 and $314, respectively. The decrease for the three month period was driven by lower average outstanding debt balance, partially offset by higher rates driven by the Credit Facility and Incremental Term Loan. The increase for the nine month period was driven by higher rates driven by the Credit Facility and Incremental Term Loan, partially offset by a lower average outstanding debt balance.
Other Expense primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For each of the three months ended September 30, 2023 and 2022, other expense was $3. For the nine months ended September 30, 2023 and 2022, other expense was $0 and $5, respectively. For the three and nine months ended September 30, 2023, we recorded trading gains associated with the investments held for our Deferred Compensation Plan as well as our share of Sirius XM Canada's net income, partially offset by our share of SoundCloud's net losses. For the three months ended September 30, 2022, we recorded trading losses associated with the investments held for our Deferred Compensation Plan as well as our share of Sirius XM Canada's and SoundCloud's net losses. For the nine months ended September 30, 2022, we recorded trading losses associated with the investments held for our Deferred Compensation Plan, partially offset by our share of Sirius XM Canada's net income and interest earned on our loan to Sirius XM Canada.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended September 30, 2023 and 2022, income tax expense was $92 and $110, respectively. For the nine months ended September 30, 2023 and 2022, income tax expense was $230 and $307, respectively.
Our effective tax rate for the three months ended September 30, 2023 and 2022 was 20.2% and 30.8%, respectively. Our effective tax rate for the nine months ended September 30, 2023 and 2022 was 20.2% and 26.6%, respectively. The effective tax rate for the three months ended September 30, 2023 was primarily impacted by benefits related to certain tax credits partially offset by shortfalls related to share-based compensation. The effective tax rate for the nine months ended September 30, 2023 was primarily impacted by the release of valuation reserves against state net operating losses we now expect to utilize and benefits related to certain tax credits partially offset by shortfalls related to share-based compensation. The effective tax rate for the three and nine months ended September 30, 2022 was negatively impacted as a result of the expected expiration of certain state and local net operating losses, partially offset by the recognition of excess tax benefits related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2023 will be approximately 21%.

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

Set forth below are our subscriber balances as of September 30, 2023 compared to September 30, 2022.

	As of September 30,		2023 vs 2022 Change
(subscribers in thousands)	2023	2022	Amount	%
Sirius XM
Self-pay subscribers	31,811	32,224	(413)	(1)%
Paid promotional subscribers	2,158	1,946	212	11%
Ending subscribers	33,969	34,170	(201)	(1)%
Sirius XM Canada subscribers	2,661	2,563	98	4%

Pandora and Off-platform
Monthly active users - all services	46,500	48,769	(2,269)	(5)%
Self-pay subscribers	6,117	6,267	(150)	(2)%
Paid promotional subscribers	—	—	—	nm
Ending subscribers	6,117	6,267	(150)	(2)%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		2023 vs 2022 Change
					Three Months		Nine Months
(subscribers in thousands)	2023	2022	2023	2022	Amount	%	Amount	%
Sirius XM
Self-pay subscribers	(96)	187	(575)	186	(283)	(151)%	(761)	nm
Paid promotional subscribers	2	(49)	239	(48)	51	104%	287	nm
Net additions	(94)	138	(336)	138	(232)	(168)%	(474)	nm
Weighted average number of subscribers	34,000	34,076	34,044	33,977	(76)	—%	67	—%
Average self-pay monthly churn	1.6%	1.5%	1.6%	1.6%	0.1%	7%	—%	—%
ARPU (1)	$15.69	$15.72	$15.54	$15.63	$(0.03)	—%	$(0.09)	(1)%
SAC, per installation	$12.46	$12.73	$13.53	$13.87	$(0.27)	(2)%	$(0.34)	(2)%
Pandora and Off-platform
Self-pay subscribers	(112)	(52)	(98)	(57)	(60)	(115)%	(41)	(72)%
Paid promotional subscribers	—	—	—	(69)	—	nm	69	nm
Net additions	(112)	(52)	(98)	(126)	(60)	(115)%	28	22%
Weighted average number of subscribers	6,188	6,292	6,195	6,320	(104)	(2)%	(125)	(2)%
Ad supported listener hours (in billions)	2.64	2.75	7.95	8.28	(0.11)	(4)%	(0.33)	(4)%
Advertising revenue per thousand listener hours (RPM)	$104.33	$103.32	$95.61	$97.70	$1.01	1%	$(2.09)	(2)%
Total Company
Adjusted EBITDA	$747	$720	$2,075	$2,091	$27	4%	$(16)	(1)%
Free cash flow	$291	$329	$758	$1,022	$(38)	(12)%	$(264)	(26)%
nm - not meaningful

(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $39 and $46 for the three months ended September 30, 2023 and 2022, respectively, and $121 and $141 for the nine months ended September 30, 2023 and 2022, respectively.

Sirius XM
Subscribers. At September 30, 2023, Sirius XM had approximately 33,969 subscribers, a decrease of 201, from the approximately 34,170 subscribers as of September 30, 2022. The decrease was due to a decrease in our self-pay subscriber base resulting from lower vehicle conversion rates, and higher vehicle related churn, partially offset by an increase in paid promotional subscribers generated by vehicle sales.
For the three months ended September 30, 2023 and 2022, net subscriber additions were (94) and 138, respectively. For the nine months ended September 30, 2023 and 2022, net subscriber additions were (336) and 138, respectively. Self-pay net additions decreased as a result of lower new and used vehicle conversion rates, unfavorable vehicle related churn and lower streaming net additions, partially offset by lower non-pay churn. Paid promotional net additions increased generated by higher vehicle sales.
Sirius XM Canada Subscribers. At September 30, 2023, Sirius XM Canada had approximately 2,661 subscribers, an increase of 98, or 4%, from the approximately 2,563 Sirius XM Canada subscribers as of September 30, 2022.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For the three months ended September 30, 2023 and 2022, our average self-pay monthly churn rate was 1.6% and 1.5%, respectively. The increase was driven by higher vehicle related churn, partially offset by lower non-pay churn. For each of the nine months ended September 30, 2023 and 2022, our average self-pay monthly churn rate was 1.6%. Higher vehicle related churn was offset by lower non-pay churn.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended September 30, 2023 and 2022, subscriber ARPU - Sirius XM was $15.69 and $15.72, respectively. For the nine months ended September 30, 2023 and 2022, subscriber ARPU - Sirius XM was $15.54 and $15.63, respectively. The decreases were driven by an increase in subscribers on promotional and streaming-only self-pay subscription plans, a reduction in rates associated with paid promotional plans from automakers as well as lower advertising revenue; partially offset by increases in certain subscription rates.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended September 30, 2023 and 2022, SAC, per installation, was $12.46 and $12.73, respectively. For the nine months ended September 30, 2023 and 2022, SAC, per installation, was $13.53 and $13.87, respectively. The decreases were driven by a change in the mix of OEMs.
Pandora and Off-platform
Monthly Active Users. At September 30, 2023, Pandora had approximately 46,500 monthly active users, a decrease of 2,269 monthly active users, or 5%, from the 48,769 monthly active users as of September 30, 2022. The decrease in monthly active users was driven by churn and a decline in the number of new users.
Subscribers. At September 30, 2023, Pandora had approximately 6,117 subscribers, a decrease of 150, or 2%, from the approximately 6,267 subscribers as of September 30, 2022.
For the three months ended September 30, 2023 and 2022, net subscriber additions were (112) and (52), respectively. For the nine months ended September 30, 2023 and 2022, net subscriber additions were (98) and (126), respectively. The decreases in ending subscribers were driven by decreases in trial starts and lower retention due to certain price increases.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended September 30, 2023 and 2022, ad supported listener hours were 2,637 and 2,750, respectively, a decrease of 4%, or 113. For the nine months ended September 30, 2023 and 2022, ad supported listener hours were 7,952 and 8,280, respectively, a decrease of 4%, or 328. The decreases in ad supported listener hours were primarily driven by the decline in monthly active users, partially offset by increased hours per active user.
RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended September 30, 2023 and 2022, RPM was $104.33 and $103.32, respectively. For the nine months ended September 30, 2023 and 2022, RPM was $95.61 and $97.70, respectively. The increase for the three month period was driven by an increase in advertisements sold per hour. The decrease for the nine month period was primarily driven by a decline in higher priced advertisements sold, partially offset by a slight increase in advertisements sold per hour.
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
For the three months ended September 30, 2023 and 2022, adjusted EBITDA was $747 and $720, respectively, an increase of 4%, or $27. For the nine months ended September 30, 2023 and 2022, adjusted EBITDA was $2,075 and $2,091, respectively, a decrease of 1%, or $16. The increase for the three month period was driven by lower sales and marketing costs, partially offset by higher revenue share and royalties. The decrease for the nine month period was driven by lower revenue combined with higher revenue share and royalties due to podcast minimum guarantees and streaming rates, partially offset by lower sales and marketing costs.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended September 30, 2023 and 2022, free cash flow was $291 and $329, respectively, a decrease of 12%, or $38. For the nine months ended September 30, 2023 and 2022, free cash flow was $758 and $1,022, respectively, a decrease of 26%, or $264. The decrease for the three month period was primarily driven by an increase in satellite capital expenditures. The decrease for the nine month period was primarily driven by higher cash taxes paid and increases in satellite capital expenditures.
Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022.

	For the Nine Months Ended September 30,
	2023	2022	2023 vs 2022
Net cash provided by operating activities	$1,279	$1,300	$(21)
Net cash used in investing activities	(554)	(415)	(139)
Net cash used in financing activities	(729)	(1,036)	307
Net decrease in cash, cash equivalents and restricted cash	(4)	(151)	147
Cash, cash equivalents and restricted cash at beginning of period	65	199	(134)
Cash, cash equivalents and restricted cash at end of period	$61	$48	$13
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $21 to $1,279 for the nine months ended September 30, 2023 from $1,300 for the nine months ended September 30, 2022.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the nine months ended September 30, 2023 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective investments for total cash consideration of $33. Cash flows used in investing activities in the nine months ended September 30, 2022 were primarily due to spending for capitalized software and hardware, the construction of satellites and an acquisition for total cash consideration of $136. We spent $212 and $187 on capitalized software and hardware as well as $261 and $64 to construct satellites during the nine months ended September 30, 2023 and 2022, respectively.
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
Cash flows used in financing activities in the nine months ended September 30, 2023 were primarily due to the payment of cash dividends of $281, the repurchase of $173 in principal amount of Pandora's 1.75% Convertible Senior Notes due 2023, the purchase and retirement of shares of our common stock under our repurchase program for $274, and payment of $50 for taxes in lieu of shares issued for share-based compensation, partially offset by net borrowings under our Credit Facility of $55. Cash flows used in financing activities in the nine months ended September 30, 2022 were primarily due to the payment of cash dividends of $1,245, the purchase and retirement of shares of our common stock under our repurchase program for $599, and payment of $102 for taxes in lieu of shares issued for share-based compensation, partially offset by net borrowings under our Credit Facility of $421 and an amendment to our Credit Facility to incorporate an Incremental Term Loan borrowing of $500 ($499 net of costs) which matures on April 11, 2024.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of September 30, 2023, $135 was outstanding under our Credit Facility and $1,615 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short-term and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and to pursue strategic opportunities.
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
Capital Return Program
As of September 30, 2023, our board of directors had authorized for repurchase an aggregate of $18,000 of our common stock.  As of September 30, 2023, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,731 shares for $16,834, and $1,166 remained available for additional repurchases under our existing stock repurchase program authorization.

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
On October 25, 2023, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0266 per share of common stock payable on November 29, 2023 to stockholders of record as of the close of business on November 7, 2023.
Debt Covenants
The indentures governing Sirius XM's senior notes and Pandora's convertible notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of September 30, 2023, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 12 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income:	$363	$247	$906	$848
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	—	—	24	—
Impairment, restructuring and acquisition costs	5	69	56	70
Share-based payment expense (1)	48	50	135	143
Depreciation and amortization	130	134	405	404
Interest expense	106	107	319	314
Other expense	3	3	—	5
Income tax expense	92	110	230	307
Adjusted EBITDA	$747	$720	$2,075	$2,091
(1)Allocation of share-based payment expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Programming and content	$10	$9	$25	$26
Customer service and billing	1	1	4	4
Transmission	2	1	4	4
Sales and marketing	13	13	33	39
Engineering, design and development	11	11	33	27
General and administrative	11	15	36	43
Total share-based payment expense	$48	$50	$135	$143

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cash Flow information
Net cash provided by operating activities	$478	$412	$1,279	$1,300
Net cash used in investing activities	(189)	(82)	(554)	(415)
Net cash used in financing activities	(287)	(416)	(729)	(1,036)
Free Cash Flow
Net cash provided by operating activities	478	412	1,279	1,300
Additions to property and equipment	(187)	(83)	(520)	(279)
Purchases of other investments	—	—	(1)	1
Free cash flow	$291	$329	$758	$1,022
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Subscriber acquisition costs, excluding connected vehicle services	$87	$86	$270	$267
Less: margin from sales of radios and accessories, excluding connected vehicle services	(46)	(46)	(132)	(139)
	$41	$40	$138	$128
Installations (in thousands)	3,313	3,162	10,214	9,260
SAC, per installation (a)	$12.46	$12.73	$13.53	$13.87
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of September 30, 2023, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
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

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
As of September 30, 2023, our board of directors had approved for repurchase an aggregate of $18.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of September 30, 2023, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.7 billion shares for $16.8 billion, and $1.2 billion remained available under our existing $18.0 billion stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2023 - July 31, 2023	2,422,502	$4.65	2,422,502	$1,227,407,408
August 1, 2023 - August 31, 2023	6,127,426	$4.44	6,127,426	$1,200,202,114
September 1, 2023 - September 30, 2023	8,110,782	$4.16	8,110,782	$1,166,487,722
Total	16,660,710	$4.33	16,660,710

(a)These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
Not applicable

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2023 and 2022; (ii) Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and 2022; and (v) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.
 ____________________

*	This document has been identified as a management contract or compensatory plan or arrangement.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of October 2023.

SIRIUS XM HOLDINGS INC.

By:	/s/ Thomas D. Barry
Thomas D. Barry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)