Form 10-Q
period 2024-03-31
SIRIUS XM HOLDINGS INC.
filed 2024-04-30
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 26, 2024)
Common stock, $0.001 par value	3,846,631,694	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Revenue:
Subscriber revenue	$1,680	$1,691
Advertising revenue	402	375
Equipment revenue	50	46
Other revenue	30	32
Total revenue	2,162	2,144
Operating expenses:
Cost of services:
Revenue share and royalties	703	700
Programming and content	157	150
Customer service and billing	116	122
Transmission	59	49
Cost of equipment	2	3
Subscriber acquisition costs	90	90
Sales and marketing	229	224
Engineering, design and development	86	79
General and administrative	115	147
Depreciation and amortization	140	136
Impairment, restructuring and acquisition costs	28	32
Total operating expenses	1,725	1,732
Income from operations	437	412
Other (expense) income:
Interest expense	(104)	(107)
Other income	12	3
Total other expense	(92)	(104)
Income before income taxes	345	308
Income tax expense	(80)	(75)
Net income	$265	$233
Foreign currency translation adjustment, net of tax	(7)	—
Total comprehensive income	$258	$233
Net income per common share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06
Weighted average common shares outstanding:
Basic	3,845	3,889
Diluted	3,865	3,939

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$71	$216
Receivables, net	614	709
Related party current assets	33	36
Prepaid expenses and other current assets	360	310
Total current assets	1,078	1,271
Property and equipment, net	1,820	1,754
Intangible assets, net	2,882	2,905
Goodwill	3,249	3,249
Equity method investments	1,465	526
Deferred tax assets	155	155
Operating lease right-of-use assets	290	279
Other long-term assets	235	235
Total assets	$11,174	$10,374
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,170	$1,306
Accrued interest	72	166
Current portion of deferred revenue	1,162	1,195
Current maturities of debt	505	505
Operating lease current liabilities	46	46
Related party current liabilities	133	8
Total current liabilities	3,088	3,226
Long-term deferred revenue	84	88
Long-term debt	8,722	8,690
Deferred tax liabilities	488	509
Operating lease liabilities	304	292
Other long-term liabilities	858	134
Total liabilities	13,544	12,939
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 3,847 and 3,843 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Accumulated other comprehensive (loss) income, net of tax	(4)	3
Accumulated deficit	(2,370)	(2,572)
Total stockholders’ equity (deficit)	(2,370)	(2,565)
Total liabilities and stockholders’ equity (deficit)	$11,174	$10,374

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended March 31, 2024
	Common Stock		Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2023	3,843	$4	$3	$—	—	$—	$(2,572)	$(2,565)
Cumulative effect of change in accounting principles	—	—	—	—	—	—	3	3
Comprehensive (loss) income, net of tax	—	—	(7)	—	—	—	265	258
Share-based payment expense	—	—	—	50	—	—	—	50
Exercise of stock options and vesting of restricted stock units	4	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(14)	—	—	—	(14)
Cash dividends paid on common stock, $0.0266 per share	—	—	—	(36)	—	—	(66)	(102)
Balance at March 31, 2024	3,847	4	(4)	—	—	—	(2,370)	(2,370)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three Months Ended March 31, 2023
	Common Stock		Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2022	3,891	$4	$(4)	$—	—	$—	$(3,351)	$(3,351)
Comprehensive income, net of tax	—	—	—	—	—	—	233	233
Share-based payment expense	—	—	—	48	—	—	—	48
Exercise of stock options and vesting of restricted stock units	4	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(14)	—	—	—	(14)
Capital contribution to Liberty Media related to Tax Sharing Agreement	—	—	—	—	—	—	(14)	(14)
Cash dividends paid on common stock, $0.0242 per share	—	—	—	(34)	—	—	(60)	(94)
Common stock repurchased	—	—	—	—	17	(67)	—	(67)
Common stock retired	(16)	—	—	—	(16)	62	(62)	—
Balance at March 31, 2023	3,879	$4	$(4)	$—	1	$(5)	$(3,254)	$(3,259)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$265	$233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140	136
Non-cash impairment and restructuring costs	1	8
Non-cash interest expense, net of amortization of premium	4	3
Provision for doubtful accounts	13	14
Loss on unconsolidated entity investments, net	15	—
Gain on other investments	(3)	(2)
Share-based payment expense	45	45
Deferred income tax benefit	(14)	(52)
Amortization of right-of-use assets	11	10
Changes in operating assets and liabilities:
Receivables	82	53
Related party, net	44	88
Prepaid expenses and other current assets	(50)	(38)
Other long-term assets	7	6
Accounts payable and accrued expenses	(137)	(57)
Accrued interest	(93)	(93)
Deferred revenue	(36)	(17)
Operating lease liabilities	(11)	(10)
Other long-term liabilities	25	23
Net cash provided by operating activities	308	350
Cash flows from investing activities:
Additions to property and equipment	(174)	(205)
Purchase of other investments	(2)	(1)
Investments in related parties and other equity investees	(187)	(29)
Net cash used in investing activities	(363)	(235)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(14)	(14)
Revolving credit facility borrowings	230	548
Revolving credit facility repayments	(200)	(418)
Principal payments of long-term borrowings	(3)	(77)
Other financing activities	(1)	(2)
Common stock repurchased and retired	—	(62)
Dividends paid	(102)	(94)
Net cash used in financing activities	(90)	(119)
Net decrease in cash, cash equivalents and restricted cash	(145)	(4)
Cash, cash equivalents and restricted cash at beginning of period (1)	224	65
Cash, cash equivalents and restricted cash at end of period (1)	$79	$61

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions)	2024	2023
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$193	$195
Income taxes paid	$2	$—
Non-cash investing and financing activities:
Finance lease obligations incurred to acquire assets	$—	$4
Accumulated other comprehensive loss, net of tax	$(7)	$—
Capital contribution from Liberty Media pursuant to Tax Sharing Agreement	$—	$14
Accrued tax equity investments	$779	$—

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$71	$216	$53	$57
Restricted cash included in Other long-term assets	8	8	8	8
Total cash, cash equivalents and restricted cash at end of period	$79	$224	$61	$65

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
The primary source of revenue from our SiriusXM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SiriusXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of March 31, 2024, our SiriusXM business had approximately 33.4 million subscribers.
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
Pandora and Off-platform
Our Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of March 31, 2024, Pandora had approximately 5.9 million subscribers.
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
Liberty Media
As of March 31, 2024, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, 83.3% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements. Refer to Note 10 for more information regarding related parties.
Basis of Presentation
The accompanying unaudited consolidated financial statements of Holdings have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. Certain numbers in our prior period unaudited consolidated financial statements and footnotes have been reclassified or consolidated to conform to our current period presentation.
In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been made.
Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 1, 2024.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 17.
As previously disclosed, we identified an error in our previously issued unaudited consolidated financial statements related to the presentation of cash flows associated with borrowings and repayments related to our Senior Secured Credit Facility. We have corrected this error in the accompanying unaudited consolidated statements of cash flows for the three months ended March 31, 2023 to present on a gross basis the borrowings from the revolving credit facility of $548 and repayments of the revolving credit facility of $418. The corrections had no impact to the total net cash used in financing activities in the period. We evaluated the materiality of this error both qualitatively and quantitatively and have concluded that this error is immaterial to the impacted period.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(2)Summary of Significant Accounting Policies
Recent Accounting Pronouncements
Accounting Standard Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the disclosure requirements related to the new standard.
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
Recently Adopted Accounting Policies
In March 2023, the FASB issued ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which expands the population of investments for which an investor may elect to apply the proportional amortization method. Under this ASU, an investor in a tax equity investment may elect the proportional amortization method for qualifying investments on a tax credit program-by-program basis. This ASU became effective in the first quarter of 2024. We adopted ASU 2023-02 as of January 1, 2024 using the modified retrospective approach.
Adoption of the new standard resulted in the recording of additional Equity method investments, Related party current liabilities, Other Long-term liabilities, Deferred tax liabilities and a cumulative effect adjustment to opening accumulated deficit. The effects of the changes made to our unaudited consolidated balance sheet as of January 1, 2024 for the adoption of ASU 2023-02 are included in the table below.

	Balance at December 31, 2023	Adjustments Due to ASU 2023-02	Balance at January 1, 2024
Balance Sheet
Equity method investments	$526	$122	$648
Related party current liabilities	$8	$15	$23
Other long-term liabilities	$134	$109	$243
Deferred tax liabilities	$509	$(5)	$504
Accumulated deficit	$(2,572)	$3	$(2,569)
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of March 31, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value due to the short-term nature of these instruments.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Our liabilities measured at fair value were as follows:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$8,478	—	$8,478	—	$8,523	—	$8,523
(a)The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 11 for information related to the carrying value of our debt as of March 31, 2024 and December 31, 2023.

(3)Restructuring Costs
During the three months ended March 31, 2024, we further realigned our business to focus on strategic priorities, reducing the size of our workforce, and recorded a charge of $12 primarily related to severance and other related costs. The restructuring charges were recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income.
During the three months ended March 31, 2023, we initiated measures to pursue greater efficiency and to realign our business and focus on strategic priorities. As part of these measures, we reduced the size of our workforce by approximately 475 roles, or 8%. We recorded a charge of $23 primarily related to severance and other employee costs. In addition, we vacated one of our leased locations. We assessed the recoverability of the carrying value of the operating lease right of use asset related to this location and determined that the carrying value of the asset was not recoverable. As a result, we recorded an impairment of $5 to reduce the carrying value of the asset to its estimated fair value. Additionally, we accrued expenses of $2 for which we will not recognize any future economic benefits, and we wrote off fixed assets of less than $1 in connection with furniture and equipment located at the impaired office space. The total restructuring and related impairment charge of $30 was recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income for the three months ended March 31, 2023.

(4)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three months ended March 31, 2024 and 2023.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Common stock equivalents of 143 and 162 for the three months ended March 31, 2024 and 2023, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net Income available to common stockholders for basic net income per common share	$265	$233
Effect of interest on assumed conversions of convertible notes, net of tax	—	1
Net Income available to common stockholders for dilutive net income per common share	$265	$234
Denominator:
Weighted average common shares outstanding for basic net income per common share	3,845	3,889
Weighted average impact of assumed convertible notes	—	32
Weighted average impact of dilutive equity instruments	20	18
Weighted average shares for diluted net income per common share	3,865	3,939
Net income per common share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

(5)Receivables, net
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
Receivables, net, consists of the following:

	March 31, 2024	December 31, 2023
Gross customer accounts receivable	$553	$631
Allowance for doubtful accounts	(14)	(15)
Customer accounts receivable, net	$539	$616
Receivables from distributors	52	56
Other receivables	23	37
Total receivables, net	$614	$709

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(6)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of March 31, 2024.
As of March 31, 2024, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three months ended March 31, 2024 and 2023. As of March 31, 2024, the cumulative balance of goodwill impairments recorded was $5,722, of which $4,766 was recognized during the year ended December 31, 2008 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of each of March 31, 2024 and December 31, 2023, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $2,290 and $959, respectively.

(7)Intangible Assets
Our intangible assets include the following:

		March 31, 2024			December 31, 2023
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	250	—	250
Definite life intangible assets:
OEM relationships	15 years	220	(152)	68	220	(149)	71
Licensing agreements	12 years	3	(3)	—	3	(3)	—
Software and technology	7 years	28	(22)	6	28	(22)	6
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(292)	150	442	(279)	163
Software and technology	5 years	391	(379)	12	391	(372)	19
Total intangible assets		$3,730	$(848)	$2,882	$3,730	$(825)	$2,905

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of March 31, 2024, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three months ended March 31, 2024 and 2023.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $24 and $37 for the three months ended March 31, 2024 and 2023, respectively. There were no retirements or impairments of definite lived intangible assets during the three months ended March 31, 2024 and 2023.
The expected amortization expense for each of the fiscal years 2024 through 2028 and for periods thereafter is as follows:

Years ending December 31,	Amount
2024	$54
2025	71
2026	71
2027	25
2028	15
Thereafter	—
Total definite life intangible assets, net	$236

(8)Property and Equipment
Property and equipment, net, consists of the following:

	March 31, 2024	December 31, 2023
Satellite system	$1,598	$1,598
Terrestrial repeater network	117	117
Leasehold improvements	112	106
Broadcast studio equipment	152	146
Capitalized software and hardware	2,174	2,178
Satellite telemetry, tracking and control facilities	85	84
Furniture, fixtures, equipment and other	109	110
Land	32	32
Building	74	74
Construction in progress	706	538
Total property and equipment	5,159	4,983
Accumulated depreciation	(3,339)	(3,229)
Property and equipment, net	$1,820	$1,754

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Construction in progress consists of the following:

	March 31, 2024	December 31, 2023
Satellite system	$565	$490
Terrestrial repeater network	8	7
Capitalized software and hardware	115	17
Other	18	24
Construction in progress	$706	$538
Depreciation and amortization expense on property and equipment was $116 and $99 for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, we recorded impairment charges of $1 and $2, respectively, primarily related to terminated software projects.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $6 and $3 for the three months ended March 31, 2024 and 2023, respectively, which related to the construction of our SXM-9, SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $5 for each of the three months ended March 31, 2024 and 2023.
Satellites
As of March 31, 2024, we operated a fleet of five satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of March 31, 2024:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2030
XM-3	2005	2020	2026
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
Our XM-3 satellite remains available as an in-orbit spare.

(9)Leases
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The components of lease expense were as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating lease cost	$15	$21
Finance lease cost	2	—
Sublease income	(1)	(1)
Total lease cost	$16	$20

During the three months ended March 31, 2023, we ceased using one of our leased locations and recorded an impairment charge of $5 to write down the carrying value of the right-of-use asset to its estimated fair value. Refer to Note 3 for additional information.

(10)Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as Sirius XM Canada, SoundCloud and our tax equity investments.

Liberty Media
As of March 31, 2024, Liberty Media beneficially owned, directly and indirectly, 83.3% of the outstanding shares of our common stock. Liberty Media has three of its executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.
On February 1, 2021, Holdings entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement was negotiated and approved by a special committee of Holdings’ board of directors, all of whom are independent of Liberty Media. Refer to Note 15 for more information regarding the tax sharing agreement.
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
During the three months ended March 31, 2024, we recognized costs associated with the Transactions of $15 which were recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income.

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
Our Equity method investments as of March 31, 2024 and December 31, 2023 included the carrying value of our investment balance in Sirius XM Canada of $418 and $423, respectively, and, as of each of March 31, 2024 and December 31, 2023, also included $8, for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of less than $1 during each of the three months ended March 31, 2024 and 2023. Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income of $24 and $26 during the three months ended March 31, 2024 and 2023, respectively.

SoundCloud
We have an investment in SoundCloud which is accounted for as an equity method investment and recorded in Equity method investments in our unaudited consolidated balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's ten-member board of managers. Sirius XM's share of SoundCloud's earnings (loss) was less than $1 and $(1) for the three months ended March 31, 2024 and 2023, respectively, which was recorded in Other (expense) income in our unaudited consolidated statements of comprehensive income.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the US and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $15 and $12 for the three months ended March 31, 2024 and 2023, respectively. We also had related party liabilities of $20 as of March 31, 2024 and December 31, 2023, related to this agreement.
Tax equity investments
Sirius XM has entered into certain tax-effective clean energy technology investments. During the three months ended March 31, 2024 and 2023, we invested $187 and $29 in these investments, respectively. As of January 1, 2024, we adopted ASU 2023-02 using the modified retrospective approach and have accounted for these investments using the proportional amortization method. The unamortized investment balance as of March 31, 2024 was $972 and was recorded to Equity method investments in our unaudited consolidated balance sheets. Under the proportional amortization method the investment balance

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
will be amortized over the term of the investments based on the current period income tax benefits as a proportion to the total expected income tax benefits. We also recorded liabilities of $783 related to future contractual payments and contingent payments which we determined to be probable, of which $85 is recorded in Related party current liabilities and the balance is recorded in Other long-term liabilities in our unaudited consolidated balance sheets.

(11)Debt
Our debt as of March 31, 2024 and December 31, 2023 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	March 31, 2024	March 31, 2024	December 31, 2023
Sirius XM (b) (d) (e)	April 2022	Incremental Term Loan	April 11, 2024	variable fee paid monthly	500	500	500
Sirius XM (b)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	994	994
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,494	1,494
Sirius XM (b)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,986	1,985
Sirius XM (b)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,242	1,241
Sirius XM (b)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,489	1,488
Sirius XM (b)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,487	1,487
Sirius XM (c)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	August 31, 2026	variable fee paid quarterly	30	30	—
Sirius XM	Various	Finance leases	Various	n/a	n/a	14	15
Total Debt						9,236	9,204
Less: total current maturities						505	505
Less: total deferred financing costs						9	9
Total long-term debt						$8,722	$8,690
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount.
(b)All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed the Incremental Term Loan and these notes.
(c)In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. Sirius XM's obligations under the Credit Facility are guaranteed by its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Sirius XM's borrowings are based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate based on its debt to operating cash flow ratio. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of March 31, 2024.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.
(d)In April 2022, Sirius XM entered into an amendment to the Credit Facility to incorporate an Incremental Term Loan borrowing of $500 which matures on April 11, 2024. Interest on the Incremental Term Loan borrowing is based on SOFR plus an applicable rate. On April 11, 2024, the Incremental Term Loan borrowing of $500 matured and was retired with cash for 100% of the principal amount plus accrued and unpaid interest to the date of maturity.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(e)On January 26, 2024, Sirius XM entered into an amendment to the Credit Facility to, among other things, incorporate a $1,100 delayed draw incremental term loan. Subject to the conditions described in the amendment, the delayed draw incremental term loan shall be available to be drawn by Sirius XM in up to three separate drawings until December 31, 2024. If drawn, interest on the delayed draw incremental term loan is based on SOFR plus an applicable rate.
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
At March 31, 2024 and December 31, 2023, we were in compliance with our debt covenants.

(12)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 3,847 and 3,843 shares of common stock issued and outstanding on March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, there were 223 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Quarterly Dividends
During the three months ended March 31, 2024, our board of directors declared and paid the following dividend:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 24, 2024	$0.0266	February 9, 2024	$102	February 23, 2024
Stock Repurchase Program
As of March 31, 2024, our board of directors had approved for repurchase an aggregate of $18,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of March 31, 2024, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,731 shares for $16,834, and $1,166 remained available for future share repurchases under our stock repurchase program. During the three months ended March 31, 2024, we did not repurchase any shares of our common stock.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The following table summarizes our total share repurchase activity for the three months ended:

	March 31, 2024		March 31, 2023
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases	—	$—	17	$67
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of March 31, 2024 and December 31, 2023.

(13)Benefit Plans
We recognized share-based payment expense of $45 for each of the three months ended March 31, 2024 and 2023.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the Compensation Committee of our Board of Directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of March 31, 2024, 89 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees:

	For the Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.2%	4.0%
Expected life of options — years	3.76	3.80
Expected stock price volatility	39%	31%
Expected dividend yield	2.1%	1.9%

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The following table summarizes stock option activity under our share-based plans for the three months ended March 31, 2024:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	122	$5.60
Granted	17	$5.13
Exercised	(1)	$3.81
Forfeited, cancelled or expired	(1)	$5.82
Outstanding as of March 31, 2024	137	$5.55	5.16	$5
Exercisable as of March 31, 2024	95	$5.56	4.19	$5
The weighted average grant date fair value per stock option granted during the three months ended March 31, 2024 was $1.54.  The total intrinsic value of stock options exercised during each of the three months ended March 31, 2024 and 2023 was $1.  During the three months ended March 31, 2024, the number of net settled shares issued as a result of stock option exercises was less than 1.
We recognized share-based payment expense associated with stock options of $8 for each of the three months ended March 31, 2024 and 2023.
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the three months ended March 31, 2024:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2023	89	$5.59
Granted	8	$5.17
Vested	(7)	$6.09
Forfeited	(4)	$5.63
Nonvested as of March 31, 2024	86	$5.49
The total intrinsic value of restricted stock units, including PRSUs, vesting during the three months ended March 31, 2024 and 2023 was $34 and $32, respectively. During the three months ended March 31, 2024, the number of net settled shares issued as a result of restricted stock units vesting totaled 4. During the three months ended March 31, 2024, we granted 6 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the three months ended March 31, 2024, we granted less than 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the three months ended March 31, 2024.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $37 for each of the three months ended March 31, 2024 and 2023.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at March 31, 2024 and December 31, 2023 was $425 and $423, respectively.  The total unrecognized compensation costs at March 31, 2024 are expected to be recognized over a weighted-average period of 2.5 years.
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
We recognized expenses of $6 for each of the three months ended March 31, 2024 and 2023 in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, were $2 and $1 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the fair value of the investments held in the trust were $58 and $53, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of comprehensive income.  We recorded gains on investments held in the trust of $3 and $2 for the three months ended March 31, 2024 and 2023, respectively.

(14)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of March 31, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total
Debt obligations	$504	$6	$1,035	$1,500	$2,000	$4,249	$9,294
Cash interest payments	199	385	383	345	269	367	1,948
Satellite and transmission	225	210	92	40	—	2	569
Programming and content	314	348	236	148	79	63	1,188
Sales and marketing	78	29	18	6	—	—	131
Satellite incentive payments	6	8	3	3	3	12	35
Operating lease obligations	43	52	48	40	30	49	262
Royalties, minimum guarantees and other	436	561	741	257	251	270	2,516
Total (1)	$1,805	$1,599	$2,556	$2,339	$2,632	$5,012	$15,943
(1)The table does not include our reserve for uncertain tax positions, which at March 31, 2024 totaled $64.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of March 31, 2024, we had future fixed commitments related to music royalty and podcast agreements of $1,049, of which $188 will be paid in 2024 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasts, considers factors such as listening hours, downloads, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
We have entered into certain tax equity investments in which we expect to make future contributions. These future contributions are expected to be made over the remaining respective terms of the investments and totaled $783 as of March 31, 2024, of which $47 is expected to be paid in 2024 and the remainder thereafter.
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

New York State v. Sirius XM Radio Inc. On December 20, 2023, the People of the State of New York, by Letitia James, Attorney General of the State of New York (the “NY AG”), filed a Petition in the Supreme Court of the State of New York, New York County, against us. The Petition alleges various violations of New York law and the federal Restore Online Shoppers’ Confidence Act (“ROSCA”) arising out of our subscription cancellation practices. The Petition is the product of a subpoena that the NY AG issued in December 2021 seeking documents relating to our subscription cancellation practices and the related investigation. In general, the Petition alleges that we require consumers to devote an excessive amount of time to cancel subscriptions and have not implemented cancellation processes that are simple and efficient.

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

In March 2024, Sirius XM filed its Answer to the Petition which was supported by various factual declarations and asserts affirmative defenses to the allegations contained in the Petition. In connection with the Answer, Sirius XM cross moved for summary judgment with respect to various claims asserted in the Petition. In April 2024, the NY AG filed its responsive pleadings in support of the Petition and in opposition to Sirius XM’s cross motion for summary judgment.

Sirius XM intends to defend this action vigorously.

U.S. Music Royalty Fee Actions and Mass Arbitrations. A number of class actions and mass arbitrations have been commenced against Sirius XM relating to its pricing, billing and subscription marketing practices. Although each class action and mass arbitration contains unique allegations; in general, the actions and arbitrations allege that Sirius XM falsely advertised its music subscription plans at lower prices than it actually charges, that it allegedly did not disclose its “U.S. Music Royalty Fee”, and that Sirius XM has taken other actions to prevent customers from discovering the existence, amount and nature of the U.S. Music Royalty Fee in violation of various state consumer protection laws.

The plaintiffs and claimants seek to enjoin Sirius XM from advertising its music subscription plans without specifically disclosing the existence and amount of the U.S. Music Royalty Fee. The plaintiffs and claimants also seek disgorgement, restitution and/or damages in the aggregate amount of U.S Music Royalty Fees paid by customers, as well as statutory and punitive damages where available.

To date, the actions and arbitrations filed against Sirius XM include:

•On April 14, 2023, Ayana Stevenson and David Ambrose, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against Sirius XM in the Superior Court of the State of California, County of Contra Costa. The case was removed to the United States District Court for the Northern District of California, which issued an Order on November 9, 2023 granting Sirius XM’s Motion to Compel Arbitration and dismissed the complaint. Plaintiffs appealed the Court’s granting of the Motion, and Sirius XM cross-appealed the Court’s dismissal in lieu of the issuance of a stay pending arbitration. The appeal and cross-appeal are currently stayed in the Ninth Circuit pending resolution of a related issue by the United States Supreme Court.

•On May 17, 2023, Robyn Posternock, Muriel Salters and Philip Munning, individually, as private attorneys general, and on behalf of all other New Jersey persons similarly situated, filed a class action complaint against Sirius XM in the

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
United States District Court for the District of New Jersey. Sirius XM filed a Motion to Compel Arbitration on August 18, 2023, which remains pending.

•On June 5, 2023, Christopher Carovillano and Steven Brandt, individually, as private attorneys general, and on behalf of all other U.S. persons similarly situated (excluding persons in the states of California, New Jersey and Washington), filed a class action complaint against Sirius XM in the United States District Court for the Southern District of New York. On February 6, 2024, the Court issued an Order denying Sirius XM’s Motion to Dismiss and Sirius XM filed an Answer to the complaint on February 20, 2024.

•Commencing in June 2023, various law firms began filing mass arbitration claims against Sirius XM before the American Arbitration Association (the AAA). Collectively, the law firms purport to act on behalf of approximately 53,000 claimants. Several of the law firms have asserted additional causes of action under the Electronic Funds Transfer Act.

Sirius XM believes it has substantial defenses to the claims asserted in these actions and arbitrations, and it intends to defend these actions vigorously.

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

(15)Income Taxes
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
We have calculated the provision for income taxes by using a separate return method.  Any difference between the tax expense (or benefit) allocated to us under the separate return method and payments to be made for (or received from) Liberty Media for tax expense are treated as either dividends or capital contributions. Income tax expense was $80 and $75 for the three months ended March 31, 2024 and 2023, respectively.
Our effective tax rate for the three months ended March 31, 2024 and 2023 was 23.2% and 24.4%, respectively. The effective tax rate for each of the three months ended March 31, 2024 and March 31, 2023 was negatively impacted by shortfalls related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2024 will be approximately 22%.
During the three months ended March 31, 2024, we recognized net tax benefits of $4 in Income tax expense in our unaudited consolidated statement of comprehensive income which includes tax credits and other income tax benefits of $25 partially offset by amortization expense of $21 associated with our tax equity investments. Refer to Note 10 for more information on our tax equity investments.
As of each of March 31, 2024 and December 31, 2023, we had a valuation allowance related to deferred tax assets of $88 that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.
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
(16)Segments and Geographic Information
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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had intersegment advertising revenue of $2 and $1 during the three months ended March 31, 2024 and 2023, respectively.
Segment revenue and gross profit were as follows during the period presented:

	For the Three Months Ended March 31, 2024
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,547	$133	$1,680
Advertising revenue	40	362	402
Equipment revenue	50	—	50
Other revenue	30	—	30
Total revenue	1,667	495	2,162
Cost of services (a)	(674)	(352)	(1,026)
Segment gross profit	$993	$143	$1,136
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended March 31, 2024
Segment Gross Profit	$1,136
Subscriber acquisition costs	(90)
Sales and marketing (a)	(217)
Engineering, design and development (a)	(74)
General and administrative (a)	(105)
Depreciation and amortization	(140)
Share-based payment expense	(45)
Impairment, restructuring and acquisition costs	(28)
Total other expense	(92)
Consolidated income before income taxes	$345
(a)     Share-based payment expense of $11 related to cost of services, $12 related to sales and marketing, $12 related to engineering, design and development and $10 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended March 31, 2023
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,563	$128	$1,691
Advertising revenue	41	334	375
Equipment revenue	46	—	46
Other revenue	32	—	32
Total revenue	1,682	462	2,144
Cost of services (b)	(664)	(351)	(1,015)
Segment gross profit	$1,018	$111	$1,129
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended March 31, 2023
Segment Gross Profit	$1,129
Subscriber acquisition costs	(90)
Sales and marketing (b)	(214)
Engineering, design and development (b)	(68)
General and administrative (b)	(132)
Depreciation and amortization	(136)
Share-based payment expense	(45)
Impairment, restructuring and acquisition costs	(32)
Total other expense	(104)
Consolidated income before income taxes	$308
(b)     Share-based payment expense of $9 related to cost of services, $10 related to sales and marketing, $11 related to engineering, design and development and $15 related to general and administrative has been excluded.
A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of March 31, 2024, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three months ended March 31, 2024 and 2023.

(17)Subsequent Events
Capital Return Program
On April 24, 2024, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0266 per share of common stock payable on May 29, 2024 to stockholders of record as of the close of business on May 10, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All amounts referenced in this Item 2 are in millions, except subscriber amounts are in thousands and per subscriber and per installation amounts are in ones, unless otherwise stated.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Special Note Regarding Forward-Looking Statements
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, including the risk factors described under “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023.
Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

Risks Relating to our Business and Operations:

•we face substantial competition and that competition is likely to increase over time;
•if our efforts to attract and retain subscribers and listeners, or convert listeners into subscribers, are not successful, our business will be adversely affected;
•we engage in extensive marketing efforts and the continued effectiveness of those efforts is an important part of our business;
•we rely on third parties for the operation of our business, and the failure of third parties to perform could adversely affect our business;
•we are migrating our billing system and payment processing function to a new service provider;
•failure to successfully monetize and generate revenues from podcasts and other non-music content could adversely affect our business, operating results, and financial condition;
•we may not realize the benefits of acquisitions or other strategic investments and initiatives;
•the impact of economic conditions may adversely affect our business, operating results, and financial condition; and
•we may be adversely affected by the war in Ukraine.

Risks Relating to our Sirius XM Business:

•a substantial number of our Sirius XM service subscribers periodically cancel their subscriptions and we cannot predict how successful we will be at retaining customers;
•our ability to profitably attract and retain subscribers to our Sirius XM service is uncertain;
•our business depends in part upon the auto industry;
•failure of our satellites would significantly damage our business; and
•our Sirius XM service may experience harmful interference from wireless operations.

Risks Relating to our Pandora and Off-platform Business:

•our Pandora ad-supported business has suffered a substantial and consistent loss of monthly active users, which may adversely affect our Pandora and Off-platform business;
•our Pandora and Off-platform business generates a significant portion of its revenues from advertising, and reduced spending by advertisers could harm our business;

•our failure to convince advertisers of the benefits of our Pandora ad-supported service could harm our business;
•if we are unable to maintain revenue growth from our advertising products our results of operations will be adversely affected;
•changes to mobile operating systems and browsers may hinder our ability to sell advertising and market our services; and
•if we fail to accurately predict and play music, comedy or other content that our Pandora listeners enjoy, we may fail to retain existing and attract new listeners.

Risks Relating to Laws and Governmental Regulations:

•privacy and data security laws and regulations may hinder our ability to market our services, sell advertising and impose legal liabilities;
•consumer protection laws and our failure to comply with them could damage our business;
•failure to comply with FCC requirements could damage our business;
•environmental, social and governance expectations and related reporting obligations may expose us to potential liabilities, increased costs, reputational harm, and other adverse effects; and
•we may face lawsuits, incur liability or suffer reputational harm as a result of content published or made available through our services.

Risks Associated with Data and Cybersecurity and the Protection of Consumer Information:

•if we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions and private litigation and our reputation could suffer;
•we use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability and adversely affect our results of operations; and
•interruption or failure of our information technology and communications systems could impair the delivery of our service and harm our business.

Risks Associated with Certain Intellectual Property Rights:

•the market for music rights is changing and is subject to significant uncertainties;
•our Pandora services depend upon maintaining complex licenses with copyright owners, and these licenses contain onerous terms;
•failure to protect our intellectual property or actions by third parties to enforce their intellectual property rights could substantially harm our business and operating results;
•some of our services and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code subject to those licenses; and
•rapid technological and industry changes and new entrants could adversely impact our services.

Risks Related to our Capital and Ownership Structure:

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
•the Transactions may adversely affect our business and financial condition; and
•while we currently pay a quarterly cash dividend to holders of our common stock, we may change our dividend policy at any time.

Other Operational Risks:

•if we are unable to attract and retain qualified personnel, our business could be harmed;
•our facilities could be damaged by natural catastrophes or terrorist activities;
•the unfavorable outcome of pending or future litigation could have an adverse impact on our operations and financial condition;
•we may be exposed to liabilities that other entertainment service providers would not customarily be subject to; and
•our business and prospects depend on the strength of our brands.

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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly, quarterly, semi-annual or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SiriusXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of March 31, 2024, our Sirius XM business had approximately 33.4 million subscribers.
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

Pandora and Off-platform
Our Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of March 31, 2024, Pandora had approximately 45.0 million monthly active users and 5.9 million subscribers.
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

Liberty Media
As of March 31, 2024, Liberty Media beneficially owned, directly and indirectly, 83.3% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
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

Results of Operations
Set forth below are our results of operations for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended March 31,		2024 vs 2023 Change
	2024	2023	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,547	$1,563	$(16)	(1)%
Advertising revenue	40	41	(1)	(2)%
Equipment revenue	50	46	4	9%
Other revenue	30	32	(2)	(6)%
Total Sirius XM revenue	1,667	1,682	(15)	(1)%
Pandora and Off-platform:
Subscriber revenue	133	128	5	4%
Advertising revenue	362	334	28	8%
Total Pandora and Off-platform revenue	495	462	33	7%
Total consolidated revenue	2,162	2,144	18	1%
Cost of services
Sirius XM:
Revenue share and royalties	395	390	5	1%
Programming and content	140	135	5	4%
Customer service and billing	97	103	(6)	(6)%
Transmission	50	41	9	22%
Cost of equipment	2	3	(1)	(33)%
Total Sirius XM cost of services	684	672	12	2%
Pandora and Off-platform:
Revenue share and royalties	308	310	(2)	(1)%
Programming and content	17	15	2	13%
Customer service and billing	19	19	—	—%
Transmission	9	8	1	13%
Total Pandora and Off-platform cost of services	353	352	1	—%
Total consolidated cost of services	1,037	1,024	13	1%
Subscriber acquisition costs	90	90	—	—%
Sales and marketing	229	224	5	2%
Engineering, design and development	86	79	7	9%
General and administrative	115	147	(32)	(22)%
Depreciation and amortization	140	136	4	3%
Impairment, restructuring and acquisition costs	28	32	(4)	(13)%
Total operating expenses	1,725	1,732	(7)	—%
Income from operations	437	412	25	6%
Other (expense) income:
Interest expense	(104)	(107)	(3)	(3)%
Other income	12	3	9	300%
Total other expense	(92)	(104)	(12)	(12)%
Income before income taxes	345	308	37	12%
Income tax expense	(80)	(75)	5	7%
Net income	$265	$233	$32	14%

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended March 31, 2024 and 2023, subscriber revenue was $1,547 and $1,563, respectively, a decrease of 1%, or $16. The decrease was primarily driven by a reduction in self-pay revenue resulting from a decline in average subscribers and a reduction in paid promotional revenue resulting from lower overall rates from automakers offering paid promotional subscriptions; partially offset by an increase in ARPU.
We expect subscriber revenues to decrease due to a decrease in average subscribers as well as a decline in the average price of our subscriptions
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended March 31, 2024 and 2023, advertising revenue was $40 and $41, respectively, a decrease of 2%, or $1. Lower revenue earned on entertainment channels was partially offset by higher revenue earned on sports channels.
We expect our Sirius XM advertising revenue to increase as we continue to promote our brand and as a result of co-selling initiatives among our brands and platforms.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended March 31, 2024 and 2023, equipment revenue was $50 and $46, respectively, an increase of 9%, or $4. The increase was driven by increased chipset production.
We expect equipment revenue to decrease as we transition to our next generation chipset at higher costs partially offset by increased production.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, revenue from our connected vehicle services, and ancillary revenues.
For the three months ended March 31, 2024 and 2023, other revenue was $30 and $32, respectively, a decrease of 6%, or $2. The decrease was primarily driven by lower royalty revenue from Sirius XM Canada.
We expect other revenue to continue to decrease primarily due to lower revenue from Sirius XM Canada and our connected vehicle services.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For the three months ended March 31, 2024 and 2023, Pandora and Off-platform subscriber revenue was $133 and $128, respectively, an increase of 4%, or $5. The increase was driven by a rate increase on Pandora Plus, partially offset by a decline in the subscriber base.
We expect Pandora and Off-platform subscriber revenues to remain relatively flat as higher ARPU is anticipated to be offset by a lower subscriber base.

Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended March 31, 2024 and 2023, Pandora and Off-platform advertising revenue was $362 and $334, respectively, an increase of 8%, or $28. The increase was primarily driven by higher podcasting revenue as well as higher sell-through on the Pandora ad-supported service.
We expect Pandora and Off-platform advertising revenue to increase due to growth in podcast and programmatic revenue.
Total Consolidated Revenue
Total Consolidated Revenue for the three months ended March 31, 2024 and 2023 was $2,162 and $2,144, respectively, an increase of 1%, or $18.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the three months ended March 31, 2024 and 2023, revenue share and royalties were $395 and $390, respectively, an increase of 1%, or $5, and increased as a percentage of total Sirius XM revenue. The increase was driven by higher web streaming royalty rates.
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
For the three months ended March 31, 2024 and 2023, programming and content expenses were $140 and $135, respectively, an increase of 4%, or $5, and increased as a percentage of total Sirius XM revenue. The increase was primarily driven by higher license fees and personnel-related costs.
We expect our Sirius XM programming and content expenses to remain relatively flat.
Sirius XM Customer Service and Billing includes costs associated with the operation and management of internal and third-party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended March 31, 2024 and 2023, customer service and billing expenses were $97 and $103, respectively, a decrease of 6%, or $6, and decreased as a percentage of total Sirius XM revenue. The decrease was primarily driven by lower call center and personnel-related costs.
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
For the three months ended March 31, 2024 and 2023, transmission expenses were $50 and $41, respectively, an increase of 22%, or $9, and increased as a percentage of total Sirius XM revenue. The increase was primarily driven by higher hosting costs associated with our streaming platform.

We expect our Sirius XM transmission expenses to increase as costs associated with consumers using our new platforms rise and investments in internet streaming grow.
Sirius XM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended March 31, 2024 and 2023, cost of equipment was $2 and $3, respectively, a decrease of 33%, or $1, and decreased as a percentage of total Sirius XM revenue. The decrease was driven by fewer sales and lower shipping costs.
We expect our Sirius XM cost of equipment to decrease as sales of our satellite radios decline.
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
For the three months ended March 31, 2024 and 2023, revenue share and royalties were $308 and $310, respectively, a decrease of 1%, or $2, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease was primarily due to lower royalty expense due to a decline in listener hours and streaming plays.
We expect our Pandora and Off-platform revenue share and royalties to increase with the growth in our podcast revenue and higher royalty rates from increases in the Consumer Price Index.
Pandora and Off-platform Programming and Content includes costs to produce live listener events and promote content.
For the three months ended March 31, 2024 and 2023, programming and content expenses were $17 and $15, respectively, an increase of 13%, or $2, and increased as a percentage of total Pandora and Off-platform revenue. The increase was primarily attributable to higher live event costs.
We expect our Pandora and Off-platform programming and content costs to decrease due to lower personnel-related costs.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For each of the three months ended March 31, 2024 and 2023, customer service and billing expenses were $19, but decreased as a percentage of total Pandora and Off-platform revenue. Transaction fees, personnel-related costs, and bad debt expense remained flat.
We expect our Pandora and Off-platform customer service and billing costs to decrease driven by lower expected bad debt expense.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended March 31, 2024 and 2023, transmission expenses were $9 and $8, respectively, an increase of 13%, or $1, and increased as a percentage of total Pandora and Off-platform revenue. The increase was driven by slightly higher bandwidth costs.
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
For each of the three months ended March 31, 2024 and 2023, subscriber acquisition costs were $90, but decreased as a percentage of total revenue. Lower commission and hardware subsidy rates were offset by higher hardware subsidies driven by installations, which grew due to increased production by automakers.
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
For the three months ended March 31, 2024 and 2023, sales and marketing expenses were $229 and $224, respectively, an increase of 2%, or $5, and increased as a percentage of total revenue. The increase was primarily due to an increase in brand and content marketing.
We anticipate that sales and marketing expenses to decline primarily due to lower personnel-related costs driven by cost optimization efforts implemented in 2023 and 2024.
Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.
For the three months ended March 31, 2024 and 2023, engineering, design and development expenses were $86 and $79, respectively, an increase of 9%, or $7, and increased as a percentage of total revenue. The increase was driven by higher personnel-related and cloud hosting costs.
We anticipate engineering, design and development expenses to remain relatively flat.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technologies departments.
For the three months ended March 31, 2024 and 2023, general and administrative expenses were $115 and $147, respectively, a decrease of 22%, or $32, and decreased as a percentage of total revenue. The decrease was primarily driven by lower personnel-related costs as well as lower legal costs resulting from litigation insurance recoveries and reduced legal reserves.
We expect our general and administrative expenses to decrease due to lower legal costs in addition to insurance recoveries associated with litigation as well as lower personnel-related costs driven by cost optimization efforts implemented in 2023 and 2024.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended March 31, 2024 and 2023, depreciation and amortization expense was $140 and $136, respectively. The increase was associated with capitalized software and hardware.
Impairment, Restructuring and Acquisition Costs represents impairment charges, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces as well as employee severance charges associated with organizational changes, and acquisition costs.

For the three months ended March 31, 2024 and 2023, impairment, restructuring and acquisition costs were $28 and $32, respectively. During the three months ended March 31, 2024, we recorded costs associated with the Transactions of $15, a charge of $12 associated with severance and other employee costs, and impairments, primarily related to terminated software projects of $1. During the three months ended March 31, 2023, we recorded a charge of $23 associated with severance and other employee costs and $9 primarily related to a vacated office space.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended March 31, 2024 and 2023, interest expense was $104 and $107, respectively. The decrease was driven by higher capitalized interest and a lower average outstanding debt balance, partially offset by higher interest rates under our the Credit Facility and Incremental Term Loan.
Other Income primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.
For the three months ended March 31, 2024 and 2023, other income was $12 and $3, respectively. For the three months ended March 31, 2024, we recorded our share of Sirius XM Canada's net income as well as trading gains associated with the investments held for our Deferred Compensation Plan. For the three months ended March 31, 2023, we recorded trading gains associated with the investments held for our Deferred Compensation Plan as well as our share of Sirius XM Canada's net income, partially offset by our share of SoundCloud's net losses.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended March 31, 2024 and 2023, income tax expense was $80 and $75, respectively.
Our effective tax rate for the three months ended March 31, 2024 and 2023 was 23.2% and 24.4%, respectively. The effective tax rate for each of the three months ended March 31, 2024 and March 31, 2023 was negatively impacted by shortfalls related to share-based compensation. We estimate our effective tax rate for the year ending December 31, 2024 will be approximately 22%.

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

Set forth below are our subscriber balances as of March 31, 2024 compared to March 31, 2023.

	As of March 31,		2024 vs 2023 Change
(subscribers in thousands)	2024	2023	Amount	%
Sirius XM
Self-pay subscribers	31,583	32,040	(457)	(1)%
Paid promotional subscribers	1,847	1,984	(137)	(7)%
Ending subscribers	33,430	34,024	(594)	(2)%
Sirius XM Canada subscribers	2,600	2,587	13	1%

Pandora and Off-platform
Monthly active users - all services	45,023	46,663	(1,640)	(4)%
Self-pay subscribers	5,944	6,222	(278)	(4)%
nm - not meaningful
The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,		2024 vs 2023 Change
(subscribers in thousands)	2024	2023	Amount	%
Sirius XM
Self-pay subscribers	(359)	(347)	(12)	(3)%
Paid promotional subscribers	(86)	66	(152)	(230)%
Net additions	(445)	(281)	(164)	(58)%
Weighted average number of subscribers	33,549	34,114	(565)	(2)%
Average self-pay monthly churn	1.7%	1.6%	0.1%	6%
ARPU (1)	$15.36	$15.29	$0.07	—%
SAC, per installation	$12.50	$14.39	$(1.89)	(13)%
Pandora and Off-platform
Self-pay subscribers	(64)	7	(71)	(1,014)%
Net additions	(64)	7	(71)	(1,014)%
Weighted average number of subscribers	5,959	6,203	(244)	(4)%
Ad supported listener hours (in billions)	2.49	2.59	(0.10)	(4)%
Advertising revenue per thousand listener hours (RPM)	$90.88	$85.09	$5.79	7%
Total Company
Adjusted EBITDA	$650	$625	$25	4%
Free cash flow	$132	$144	$(12)	(8)%
nm - not meaningful

(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $41 and $39 for the three months ended March 31, 2024 and 2023, respectively.

Sirius XM
Subscribers. At March 31, 2024, Sirius XM had approximately 33,430 subscribers, a decrease of 594, from the approximately 34,024 subscribers as of March 31, 2023. Our self-pay subscriber base declined as a result of lower vehicle conversion rates and higher vehicle related churn, and we saw a decrease in paid promotional subscribers as certain automakers transitioned from paid promotional subscriptions to unpaid.
For the three months ended March 31, 2024 and 2023, net subscriber additions were (445) and (281), respectively, a decrease of 164. Paid promotional net additions decreased 152 as certain automakers transitioned from paid promotional subscriptions to unpaid. Self-pay net additions decreased 12 primarily due to higher vehicle-related churn, and lower conversion rates, partially offset by higher new and used trial conversion opportunities.
Sirius XM Canada Subscribers. At March 31, 2024, Sirius XM Canada had approximately 2,600 subscribers, an increase of 13, or 1%, from the approximately 2,587 Sirius XM Canada subscribers as of March 31, 2023.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For the three months ended March 31, 2024 and 2023, our average self-pay monthly churn rate was 1.7% and 1.6%, respectively. The increase was primarily driven by higher vehicle related churn.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended March 31, 2024 and 2023, ARPU was $15.36 and $15.29, respectively. The increase was driven by increases in certain subscription rates, partially offset by an increase in subscribers on promotional and streaming-only self-pay subscription plans and a reduction in rates associated with paid promotional plans from automakers.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended March 31, 2024 and 2023, SAC, per installation, was $12.50 and $14.39, respectively. The decrease was driven by a decrease in chipset costs and change in the mix of automakers including satellite radios in their vehicles.
Pandora and Off-platform
Monthly Active Users. At March 31, 2024, Pandora had approximately 45,023 monthly active users, a decrease of 1,640 monthly active users, or 4%, from the 46,663 monthly active users as of March 31, 2023. The decrease in monthly active users was driven by churn and a decline in the number of new users.
Subscribers. At March 31, 2024, Pandora had approximately 5,944 subscribers, a decrease of 278, or 4%, from the approximately 6,222 subscribers as of March 31, 2023.
For the three months ended March 31, 2024 and 2023, net subscriber additions were (64) and 7, respectively. The decrease in ending subscribers was driven by decreases in trial starts and lower retention due to certain price increases.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended March 31, 2024 and 2023, ad supported listener hours were 2,485 and 2,586, respectively, a decrease of 4%, or 101. The decrease in ad supported listener hours was primarily driven by the decline in monthly active users, partially offset by increased hours per active user.
RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.

For the three months ended March 31, 2024 and 2023, RPM was $90.88 and $85.09, respectively. The increase was driven by growth in programmatic demand.
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
For the three months ended March 31, 2024 and 2023, adjusted EBITDA was $650 and $625, respectively, an increase of 4%, or $25. The increase was primarily driven by higher advertising revenue and lower general and administrative expenses, partially offset by lower subscriber revenue.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended March 31, 2024 and 2023, free cash flow was $132 and $144, respectively, a decrease of 8%, or $12. The decrease was primarily driven by higher content and other vendor payments, partially offset by lower capital expenditures and higher cash receipts.
Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the three months ended March 31, 2024 compared with the three months ended March 31, 2023.

	For the Three Months Ended March 31,
	2024	2023	2024 vs 2023
Net cash provided by operating activities	$308	$350	$(42)
Net cash used in investing activities	(363)	(235)	(128)
Net cash used in financing activities	(90)	(119)	29
Net decrease in cash, cash equivalents and restricted cash	(145)	(4)	(141)
Cash, cash equivalents and restricted cash at beginning of period	224	65	159
Cash, cash equivalents and restricted cash at end of period	$79	$61	$18
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $42 to $308 for the three months ended March 31, 2024 from $350 for the three months ended March 31, 2023.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the three months ended March 31, 2024 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective investments for total cash consideration of $187. Cash flows used in investing activities in the three months ended March 31, 2023 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective equity investments for total cash consideration of $29. We spent $89 and $62 on capitalized software and hardware as well as $76 and $127 to construct satellites during the three months ended March 31, 2024 and 2023, respectively.

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
Cash flows used in financing activities in the three months ended March 31, 2024 were primarily due to repayments under our Credit Facility of $200, the payment of cash dividends of $102, and payment of $14 for taxes in lieu of shares issued for share-based compensation, partially offset by borrowings under our Credit Facility of $230. Cash flows used in financing activities in the three months ended March 31, 2023 were primarily due to repayments under our Credit Facility of $418, the payment of cash dividends of $94, the repurchase of $75 in principal amount of Pandora's 1.75% Convertible Senior Notes due 2023, the purchase and retirement of shares of our common stock under our repurchase program for $62, and payment of $14 for taxes in lieu of shares issued for share-based compensation, partially offset by borrowings under our Credit Facility of $548.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of March 31, 2024, $30 of borrowings were outstanding under our Credit Facility and $1,720 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short- and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and to pursue strategic opportunities.
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
We have made, and expect to continue to make, certain tax-efficient investments in clean energy technologies, including industrial carbon capture and storage. These investments will produce tax credits and related tax losses. Over the next seven years, we currently expect to generate more than $250 million in net-after tax cash benefit. The payments on these equity investments will be classified as investing activities from a cash flow perspective, while the tax credits and losses will benefit our federal cash taxes in operating activities.
Capital Return Program
As of March 31, 2024, our board of directors had authorized for repurchase an aggregate of $18,000 of our common stock.  As of March 31, 2024, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,731 shares for $16,834, and $1,166 remained available for additional repurchases under our existing stock repurchase program authorization. During the three months ended March 31, 2024, we did not repurchase any shares of our common stock.
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

On April 24, 2024, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0266 per share of common stock payable on May 29, 2024 to stockholders of record as of the close of business on May 10, 2024.
Debt Covenants
The indentures governing Sirius XM's senior notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of March 31, 2024, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 14 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments,” refer to Note 14 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
Related Party Transactions
For a discussion of “Related Party Transactions,” refer to Note 10 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates since December 31, 2023.
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

	For the Three Months Ended March 31,
	2024	2023
Net income:	$265	$233
Add back items excluded from Adjusted EBITDA:
Impairment, restructuring and acquisition costs	28	32
Share-based payment expense (1)	45	45
Depreciation and amortization	140	136
Interest expense	104	107
Other income	(12)	(3)
Income tax expense	80	75
Adjusted EBITDA	$650	$625
(1)Allocation of share-based payment expense:

	For the Three Months Ended March 31,
	2024	2023
Programming and content	$9	$7
Customer service and billing	1	1
Transmission	1	1
Sales and marketing	12	10
Engineering, design and development	12	11
General and administrative	10	15
Total share-based payment expense	$45	$45

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

	For the Three Months Ended March 31,
	2024	2023
Cash Flow information
Net cash provided by operating activities	$308	$350
Net cash used in investing activities	(363)	(235)
Net cash used in financing activities	(90)	(119)
Free Cash Flow
Net cash provided by operating activities	308	350
Additions to property and equipment	(174)	(205)
Purchases of other investments	(2)	(1)
Free cash flow	$132	$144
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended March 31,
	2024	2023
Subscriber acquisition costs, excluding connected vehicle services	$90	$90
Less: margin from sales of radios and accessories, excluding connected vehicle services	(48)	(43)
	$42	$47
Installations (in thousands)	3,397	3,334
SAC, per installation (a)	$12.50	$14.39
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of March 31, 2024, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Sirius XM’s borrowings under the Credit Facility carry a variable interest rate. Sirius XM's borrowings are based on the Secured Overnight Financing Rate plus an applicable rate based on its debt to operating cash flow ratio. We may, in the future, hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.
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

As of March 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 14 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in response to Part I, “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the Securities and Exchange Commission on February 2, 2024.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of March 31, 2024, our board of directors had approved for repurchase an aggregate of $18.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of March 31, 2024, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.7 billion shares for $16.8 billion, and $1.2 billion remained available under our existing $18.0 billion stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.
There were no purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2024.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
Not applicable

ITEM 6.     EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

10.1
Amendment No. 9, dated as of January 26, 2024, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2024 (File No. 001-34295)).

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2024 and 2023; (ii) Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2024 and 2023 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2024 and 2023; and (v) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.
 ____________________

*	This document has been identified as a management contract or compensatory plan or arrangement.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April 2024.

SIRIUS XM HOLDINGS INC.

By:	/s/ Thomas D. Barry
Thomas D. Barry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)