Form 10-Q
period 2024-06-30
SIRIUS XM HOLDINGS INC.
filed 2024-08-01
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 30, 2024)
Common stock, $0.001 par value	3,850,363,154	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue:
Subscriber revenue	$1,658	$1,725	$3,338	$3,417
Advertising revenue	443	445	845	819
Equipment revenue	47	47	97	93
Other revenue	30	33	60	65
Total revenue	2,178	2,250	4,340	4,394
Operating expenses:
Cost of services:
Revenue share and royalties	708	732	1,411	1,432
Programming and content	148	153	305	303
Customer service and billing	108	123	224	246
Transmission	57	50	115	99
Cost of equipment	2	3	5	7
Subscriber acquisition costs	92	93	182	183
Sales and marketing	228	220	457	443
Engineering, design and development	71	83	157	162
General and administrative	108	157	223	303
Depreciation and amortization	133	139	273	275
Impairment, restructuring and acquisition costs	18	18	46	50
Total operating expenses	1,673	1,771	3,398	3,503
Income from operations	505	479	942	891
Other (expense) income:
Interest expense	(102)	(107)	(206)	(213)
Other income	2	—	14	3
Total other expense	(100)	(107)	(192)	(210)
Income before income taxes	405	372	750	681
Income tax expense	(89)	(62)	(168)	(138)
Net income	$316	$310	$582	$543
Foreign currency translation adjustment, net of tax	(3)	7	(10)	7
Total comprehensive income	$313	$317	$572	$550
Net income per common share:
Basic	$0.08	$0.08	$0.15	$0.14
Diluted	$0.08	$0.08	$0.15	$0.14
Weighted average common shares outstanding:
Basic	3,848	3,861	3,846	3,875
Diluted	3,855	3,873	3,858	3,892

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$100	$216
Receivables, net	644	709
Related party current assets	32	36
Prepaid expenses and other current assets	324	310
Total current assets	1,100	1,271
Property and equipment, net	1,874	1,754
Intangible assets, net	2,864	2,905
Goodwill	3,249	3,249
Equity method investments	1,426	526
Deferred tax assets	155	155
Operating lease right-of-use assets	283	279
Other long-term assets	234	235
Total assets	$11,185	$10,374
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,118	$1,306
Accrued interest	167	166
Current portion of deferred revenue	1,128	1,195
Current maturities of debt	5	505
Operating lease current liabilities	45	46
Related party current liabilities	95	8
Total current liabilities	2,558	3,226
Long-term deferred revenue	83	88
Long-term debt	9,044	8,690
Deferred tax liabilities	479	509
Operating lease liabilities	296	292
Other long-term liabilities	838	134
Total liabilities	13,298	12,939
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share; 9,000 shares authorized; 3,851 and 3,843 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	4
Accumulated other comprehensive (loss) income, net of tax	(7)	3
Accumulated deficit	(2,110)	(2,572)
Total stockholders’ equity (deficit)	(2,113)	(2,565)
Total liabilities and stockholders’ equity (deficit)	$11,185	$10,374

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Six Months Ended June 30, 2024
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at December 31, 2023	3,843	$4	$3	$—	—	$—	$(2,572)	$(2,565)
Cumulative effect of change in accounting principles	—	—	—	—	—	—	3	3
Comprehensive (loss) income, net of tax	—	—	(10)	—	—	—	582	572
Share-based payment expense	—	—	—	102	—	—	—	102
Exercise of stock options and vesting of restricted stock units	8	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(20)	—	—	—	(20)
Cash dividends paid on common stock, $0.0532 per share	—	—	—	(82)	—	—	(123)	(205)
Balance at June 30, 2024	3,851	$4	$(7)	$—	—	$—	$(2,110)	$(2,113)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

For the Three months ended June 30, 2024
	Common Stock		Accumulated Other Comprehensive Loss	Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount			Shares	Amount
Balance at March 31, 2024	3,847	$4	$(4)	$—	—	$—	$(2,370)	$(2,370)
Comprehensive (loss) income, net of tax	—	—	(3)	—	—	—	316	313
Share-based payment expense	—	—	—	52	—	—	—	52
Exercise of stock options and vesting of restricted stock units	4	—	—	—	—	—	—	—
Withholding taxes on net share settlement of stock-based compensation	—	—	—	(5)	—	—	—	(5)
Cash dividends paid on common stock, $0.0266 per share	—	—	—	(47)	—	—	(56)	(103)
Balance at June 30, 2024	3,851	$4	$(7)	$—	—	$—	$(2,110)	$(2,113)

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$582	$543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273	275
Non-cash impairment and restructuring costs	1	20
Non-cash interest expense, net of amortization of premium	8	7
Provision for doubtful accounts	26	31
Loss on unconsolidated entity investments, net	57	4
Gain on other investments	(5)	(5)
Share-based payment expense	91	87
Deferred income tax benefit	(22)	(94)
Amortization of right-of-use assets	24	21
Changes in operating assets and liabilities:
Receivables	39	(36)
Related party, net	4	17
Prepaid expenses and other current assets	(14)	(15)
Other long-term assets	—	(1)
Accounts payable and accrued expenses	(179)	(18)
Accrued interest	1	—
Deferred revenue	(71)	(40)
Operating lease liabilities	(25)	(25)
Other long-term liabilities	32	30
Net cash provided by operating activities	822	801
Cash flows from investing activities:
Additions to property and equipment	(347)	(333)
Purchase of other investments	—	(1)
Investments in related parties and other equity investees	(210)	(31)
Net cash used in investing activities	(557)	(365)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(20)	(18)
Revolving credit facility borrowings	1,352	1,117
Revolving credit facility repayments	(1,002)	(974)
Principal payments of long-term borrowings	(505)	(177)
Payment of contingent consideration for business acquisition	(1)	(3)
Common stock repurchased and retired	—	(199)
Dividends paid	(205)	(188)
Net cash used in financing activities	(381)	(442)
Net decrease in cash, cash equivalents and restricted cash	(116)	(6)
Cash, cash equivalents and restricted cash at beginning of period (1)	224	65
Cash, cash equivalents and restricted cash at end of period (1)	$108	$59

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2024	2023
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$195	$205
Income taxes paid	$106	$177
Non-cash investing and financing activities:
Finance lease obligations incurred to acquire assets	$—	$7
Accumulated other comprehensive (loss) income, net of tax	$(10)	$7
Capital contribution from Liberty Media pursuant to Tax Sharing Agreement	$—	$4
Tax equity investments	$757	$—

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

(in millions)	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$100	$216	$51	$57
Restricted cash included in Other long-term assets	8	8	8	8
Total cash, cash equivalents and restricted cash at end of period	$108	$224	$59	$65

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
The primary source of revenue from our SiriusXM business is subscription fees, with most of our customers subscribing to monthly or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SiriusXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of June 30, 2024, our SiriusXM business had approximately 33.3 million subscribers.
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
Pandora and Off-platform
Our Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of June 30, 2024, Pandora had approximately 6.0 million subscribers.
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
Liberty Media
As of June 30, 2024, Liberty Media Corporation (“Liberty Media”) beneficially owned, directly and indirectly, 83.3% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements. Refer to Note 10 for more information regarding related parties.
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
In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.  For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements refer to Note 17.
As previously disclosed, we identified an error in our previously issued unaudited consolidated financial statements related to the presentation of cash flows associated with borrowings and repayments related to our Senior Secured Credit Facility. We have corrected this error in the accompanying unaudited consolidated statements of cash flows for the six months ended June 30, 2023 to present on a gross basis the borrowings from the revolving credit facility of $1,117 and repayments of the revolving credit facility of $974. The corrections had no impact to the total net cash used in financing activities in the period. We evaluated the materiality of this error both qualitatively and quantitatively and have concluded that this error is immaterial to the impacted period.
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
Fair Value Measurements
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are based on unadjusted quoted prices in active markets for identical instruments. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. As of June 30, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value due to the short-term nature of these instruments.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Our liabilities measured at fair value were as follows:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Debt (a)	—	$8,193	—	$8,193	—	$8,523	—	$8,523
(a)The fair value for non-publicly traded debt is based upon estimates from a market maker and brokerage firm.  Refer to Note 11 for information related to the carrying value of our debt as of June 30, 2024 and December 31, 2023.

(3)Restructuring Costs
During the three and six months ended June 30, 2024, restructuring costs were $3 and $15, respectively. During the six months ended June 30, 2024, we realigned our business to focus on strategic priorities, reducing the size of our workforce, and recorded a charge of $15 primarily related to severance and other related costs. The restructuring charges were recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income.
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

(4)Earnings per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and six months ended June 30, 2024 and 2023.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Common stock equivalents of 207 and 175 for the three months ended June 30, 2024 and 2023, respectively, and 185 and 162 for the six months ended June 30, 2024 and 2023, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net Income available to common stockholders for basic net income per common share	$316	$310	$582	$543
Effect of interest on assumed conversions of convertible notes, net of tax	—	—	—	1
Net Income available to common stockholders for dilutive net income per common share	$316	$310	$582	$544
Denominator:
Weighted average common shares outstanding for basic net income per common share	3,848	3,861	3,846	3,875
Weighted average impact of assumed convertible notes	—	3	—	3
Weighted average impact of dilutive equity instruments	7	9	12	14
Weighted average shares for diluted net income per common share	3,855	3,873	3,858	3,892
Net income per common share:
Basic	$0.08	$0.08	$0.15	$0.14
Diluted	$0.08	$0.08	$0.15	$0.14

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Receivables, net, consists of the following:

	June 30, 2024	December 31, 2023
Gross customer accounts receivable	$562	$631
Allowance for doubtful accounts	(9)	(15)
Customer accounts receivable, net	$553	$616
Receivables from distributors	57	56
Other receivables	34	37
Total receivables, net	$644	$709

(6)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Our Sirius XM reporting unit, which has an allocated goodwill balance of $2,290, had a negative carrying amount as of June 30, 2024.
As of June 30, 2024, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, the cumulative balance of goodwill impairments recorded was $5,722, of which $4,766 was recognized during the year ended December 31, 2008 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of each of June 30, 2024 and December 31, 2023, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $2,290 and $959, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(7)Intangible Assets
Our intangible assets include the following:

		June 30, 2024			December 31, 2023
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,084	$—	$2,084	$2,084	$—	$2,084
Trademarks	Indefinite	250	—	250	250	—	250
Definite life intangible assets:
OEM relationships	15 years	220	(156)	64	220	(149)	71
Licensing agreements	12 years	3	(3)	—	3	(3)	—
Software and technology	7 years	28	(23)	5	28	(22)	6
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(305)	137	442	(279)	163
Software and technology	5 years	391	(379)	12	391	(372)	19
Total intangible assets		$3,730	$(866)	$2,864	$3,730	$(825)	$2,905

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of June 30, 2024, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three and six months ended June 30, 2024 and 2023.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $18 and $36 for the three months ended June 30, 2024 and 2023, respectively, and $42 and $73 for the six months ended June 30, 2024 and 2023, respectively. There were no retirements or impairments of definite lived intangible assets during the three and six months ended June 30, 2024 and 2023.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The expected amortization expense for each of the fiscal years 2024 through 2028 and for periods thereafter is as follows:

Years ending December 31,	Amount
2024 (remaining)	$36
2025	71
2026	71
2027	25
2028	15
Thereafter	—
Total definite life intangible assets, net	$218

(8)Property and Equipment
Property and equipment, net, consists of the following:

	June 30, 2024	December 31, 2023
Satellite system	$1,598	$1,598
Terrestrial repeater network	117	117
Leasehold improvements	112	106
Broadcast studio equipment	157	146
Capitalized software and hardware	2,175	2,178
Satellite telemetry, tracking and control facilities	86	84
Furniture, fixtures, equipment and other	109	110
Land	32	32
Building	75	74
Construction in progress	867	538
Total property and equipment	5,328	4,983
Accumulated depreciation	(3,454)	(3,229)
Property and equipment, net	$1,874	$1,754
Construction in progress consists of the following:

	June 30, 2024	December 31, 2023
Satellite system	$613	$490
Terrestrial repeater network	9	7
Capitalized software and hardware	227	17
Other	18	24
Construction in progress	$867	$538
Depreciation and amortization expense on property and equipment was $115 and $103 for the three months ended June 30, 2024 and 2023, respectively, and $231 and $202 for the six months ended June 30, 2024 and 2023, respectively. During the three and six months ended June 30, 2024, we retired property and equipment of less than $1 and $7, respectively, and during the six months ended June 30, 2024, we recorded related impairment charges of $1, primarily related to terminated software projects. There were no impairment charges recorded during the three months ended June 30, 2024. During the three and six months ended June 30, 2023, we retired property and equipment of $16 and $269, respectively, and recorded related impairment charges of $10 and $13, respectively, primarily related to terminated software projects.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $6 and $4 for the three months ended June 30, 2024 and 2023, respectively, and $12 and $6 for the six months ended June 30, 2024 and 2023, respectively, which related to the construction of our SXM-9, SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $6 and $3 for the three months ended June 30, 2024 and 2023, respectively, and $11 and $7 for the six months ended June 30, 2024 and 2023, respectively.
Satellites
As of June 30, 2024, we operated a fleet of five satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of June 30, 2024:

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
The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$16	$11	$31	$32
Finance lease cost	2	1	3	1
Sublease income	(1)	(1)	(2)	(2)
Total lease cost	$17	$11	$32	$31

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

Liberty Media
As of June 30, 2024, Liberty Media beneficially owned, directly and indirectly, 83.3% of the outstanding shares of our common stock. Liberty Media has three of its executives and one of its directors on our board of directors.  Gregory B. Maffei, the President and Chief Executive Officer of Liberty Media, is the Chairman of our board of directors.
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
The Transactions have been unanimously approved by Liberty Media’s Board of Directors and a Special Committee of the Board of Directors of Holdings and by Holdings’ Board of Directors. The Transactions are subject to approval by a majority of the aggregate voting power of the shares of Liberty SiriusXM common stock present, whether in-person or by proxy, at a stockholder meeting, the receipt by Liberty Media and New Sirius of tax opinions from their respective tax counsel, as well as the receipt of required regulatory approvals and the satisfaction of other customary closing conditions. A subsidiary of Liberty Media owning a majority of the outstanding shares of Holdings has delivered a written consent approving the Transactions on behalf of a majority of Holdings’ stockholders. Following the Transactions, Liberty Media and New Sirius will operate independently, and neither is expected to have any ownership interest in the other. All of the executive officers of Holdings immediately prior to consummation of the Transactions will be the initial executive officers of New Sirius, and New Sirius will continue to operate under the SiriusXM name and brand.
On June 16, 2024, Holdings entered into amendments (the “Amendments”) to (i) the Reorganization Agreement and the Merger Agreement. The Amendments, among other things, ratably adjust the exchange ratios in each of the Reorganization Agreement and the Merger Agreement in connection with the Transactions to reduce the total number of outstanding shares of New Sirius common stock, par value $0.001 per share (“New Sirius Common Stock”), following the consummation of the Transactions. The revised exchange ratio in the Reorganization Agreement reduces by 90% the number of shares of New Sirius Common Stock that otherwise would have been issued to holders of Liberty SiriusXM Common Stock (as defined below). As a result of the revised exchange ratio under the Merger Agreement, each existing holder of SiriusXM common stock, par value $0.001 per share (“SiriusXM Common Stock”), will receive 1 share in New Sirius for every 10 shares of SiriusXM Common Stock it holds as of immediately prior to the consummation of the Transactions, with cash paid in lieu of fractional shares.
These changes to the exchange ratios affect SiriusXM stockholders and holders of shares of LSXMA, LSXMB and LSXMK uniformly and will not alter any such stockholder’s percentage interest in the outstanding shares of New Sirius

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Common Stock as of immediately following the consummation of the Transactions, except to the extent that it results in some stockholders receiving cash in lieu of owning a fractional share of New Sirius Common Stock as described above.
In addition, in order to facilitate the Transactions, Sirius XM Radio Inc., a Delaware corporation, intends to convert under Delaware state law to a Delaware limited liability company prior to the closing of the Transaction.
The Amendments were approved by Liberty’s Board of Directors, the SiriusXM Special Committee and SiriusXM’s Board of Directors. Liberty’s Board of Directors has recommended that holders of shares of LSXMA and LSXMB vote in favor of the Split-Off, as it has been amended. Additionally, in connection with the execution of the Amendments, Liberty Radio, LLC, a wholly owned subsidiary of Liberty Media that holds a majority of the outstanding shares of SiriusXM common stock, in its capacity as stockholder of SiriusXM, delivered to SiriusXM a written consent pursuant to Section 228 of the General Corporation Law of the State of Delaware, approving and adopting the Amendments. As a result, no meeting of the stockholders of SiriusXM will be held in connection with the Amendments.
Assuming satisfaction of all conditions to closing, the Transactions are expected to be completed after the close of business on Monday, September 9, 2024.
During the three and six months ended June 30, 2024, we recognized costs associated with the Transactions of $14 and $29, respectively, which were recorded to Impairment, restructuring and acquisition costs in our unaudited consolidated statements of comprehensive income.

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
Our Equity method investments as of June 30, 2024 and December 31, 2023 included the carrying value of our investment balance in Sirius XM Canada of $416 and $423, respectively, and, as of each of June 30, 2024 and December 31, 2023, also included $8 for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of less than $1 during each of the three and six months ended June 30, 2024 and 2023. Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of comprehensive income of $23 and $26 during the three months ended June 30, 2024 and 2023, respectively, and $47 and $51 during the six months ended June 30, 2024 and 2023, respectively.

SoundCloud
We have an investment in SoundCloud which is accounted for as an equity method investment and recorded in Equity method investments in our unaudited consolidated balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's ten-member board of managers. Sirius XM's share of SoundCloud's loss was $2 and $1 for the three months ended June 30, 2024 and 2023, respectively, and $2 for each of the six months ended June 30, 2024 and 2023, which was recorded in Other (expense) income in our unaudited consolidated statements of comprehensive income.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the US and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $15 and $14 for the three months ended June 30, 2024 and 2023, respectively, and $30 and $25 for the six months ended June 30, 2024 and 2023, respectively. We also had related party liabilities of $21 and $20 as of June 30, 2024 and December 31, 2023, respectively, related to this agreement.
Tax equity investments
Sirius XM has entered into certain tax-effective clean energy technology investments. We invested $23 and $2 during the three months ended June 30, 2024 and 2023, respectively, and $210 and $31 during the six months ended June 30, 2024 and 2023, respectively, in these clean energy projects. As of January 1, 2024, we adopted ASU 2023-02 using the modified retrospective approach and have accounted for these investments using the proportional amortization method. The unamortized investment balance as of June 30, 2024 was $937 and was recorded to Equity method investments in our unaudited consolidated balance sheets. Under the proportional amortization method, the investment balance will be amortized over the term of the investments based on the current period income tax benefits as a proportion to the total expected income tax benefits. We also recorded liabilities of $767 related to future contractual payments and contingent payments which we determined to be probable, of which $87 is recorded in Related party current liabilities and the balance is recorded in Other long-term liabilities in our unaudited consolidated balance sheets.

(11)Debt
Our debt as of June 30, 2024 and December 31, 2023 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	June 30, 2024	June 30, 2024	December 31, 2023
Sirius XM (b) (d)	April 2022	Incremental Term Loan	April 11, 2024	variable fee paid monthly	—	—	500
Sirius XM (b)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	995	994
Sirius XM (b)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,495	1,494
Sirius XM (b)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,986	1,985
Sirius XM (b)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,242	1,241
Sirius XM (b)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,489	1,488
Sirius XM (b)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,487	1,487
Sirius XM (c) (e)	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	August 31, 2026	variable fee paid quarterly	350	350	—
Sirius XM	Various	Finance leases	Various	n/a	n/a	13	15
Total Debt						9,057	9,204
Less: total current maturities						5	505
Less: total deferred financing costs						8	9
Total long-term debt						$9,044	$8,690
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(c)In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. Sirius XM's obligations under the Credit Facility are guaranteed by its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries.  Sirius XM's borrowings are based on the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate based on its debt to operating cash flow ratio. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis.  The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of June 30, 2024.  All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.
(d)In April 2022, Sirius XM entered into an amendment to the Credit Facility to incorporate an Incremental Term Loan borrowing of $500. Interest on the Incremental Term Loan borrowing was based on SOFR plus an applicable rate. On April 11, 2024, the Incremental Term Loan matured and was retired with cash for 100% of the principal amount plus accrued and unpaid interest to the date of maturity.
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
At June 30, 2024 and December 31, 2023, we were in compliance with our debt covenants.

(12)Stockholders’ Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 9,000 shares of common stock. There were 3,851 and 3,843 shares of common stock issued and outstanding on June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, there were 228 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
Quarterly Dividends
During the six months ended June 30, 2024, our board of directors declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
January 24, 2024	$0.0266	February 9, 2024	$102	February 23, 2024
April 24, 2024	$0.0266	May 10, 2024	$103	May 29, 2024
Stock Repurchase Program
As of June 30, 2024, our board of directors had approved for repurchase an aggregate of $18,000 of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2024, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3,731 shares for $16,834, and $1,166 remained available for future share repurchases under our stock repurchase program. During the six months ended June 30, 2024, we did not repurchase any shares of our common stock.
The following table summarizes our total share repurchase activity for the six months ended:

	June 30, 2024		June 30, 2023
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases	—	$—	53	$202
Preferred Stock, par value $0.001 per share
We are authorized to issue up to 50 shares of undesignated preferred stock with a liquidation preference of $0.001 per share.  There were no shares of preferred stock issued or outstanding as of June 30, 2024 and December 31, 2023.

(13)Benefit Plans
We recognized share-based payment expense of $46 and $42 for the three months ended June 30, 2024 and 2023, respectively, and $91 and $87 for the six months ended June 30, 2024 and 2023, respectively.
2015 Long-Term Stock Incentive Plan
In May 2015, our stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of our board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, restricted stock awards, restricted stock units and other stock-based awards that the Compensation Committee of our Board of Directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant.  Restricted stock units include performance-based restricted stock units (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.  As of June 30, 2024, 79 shares of common stock were available for future grants under the 2015 Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.7%	3.6%	4.4%	4.0%
Expected life of options — years	3.75	3.80	3.76	3.80
Expected stock price volatility	41%	34%	40%	31%
Expected dividend yield	3.9%	2.6%	2.8%	2.0%
The following table summarizes stock option activity under our share-based plans for the six months ended June 30, 2024:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	122	$5.60
Granted	29	$4.19
Exercised	(1)	$3.56
Forfeited, cancelled or expired	(6)	$5.75
Outstanding as of June 30, 2024	144	$5.33	5.41	$1
Exercisable as of June 30, 2024	92	$5.57	4.14	$—
The weighted average grant date fair value per stock option granted during the six months ended June 30, 2024 was $1.23.  The total intrinsic value of stock options exercised during each of the six months ended June 30, 2024 and 2023 was $1.  During the six months ended June 30, 2024, the number of net settled shares issued as a result of stock option exercises was less than 1.
We recognized share-based payment expense associated with stock options of $8 and $7 for the three months ended June 30, 2024 and 2023, respectively, and $16 and $15 for the six months ended June 30, 2024 and 2023, respectively.
The following table summarizes the restricted stock unit, including PRSU, activity under our share-based plans for the six months ended June 30, 2024:

	Shares	Grant Date Fair Value Per Share
Nonvested as of December 31, 2023	89	$5.59
Granted	15	$4.30
Vested	(12)	$6.06
Forfeited	(7)	$5.54
Nonvested as of June 30, 2024	85	$5.27
The total intrinsic value of restricted stock units, including PRSUs, vesting during the six months ended June 30, 2024 and 2023 was $51 and $44, respectively. During the six months ended June 30, 2024, the number of net settled shares issued as

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
a result of restricted stock units vesting totaled 8. During the six months ended June 30, 2024, we granted 9 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the six months ended June 30, 2024, we granted 1 restricted stock units, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the six months ended June 30, 2024.
We recognized share-based payment expense associated with restricted stock units, including PRSUs, of $38 and $35 for the three months ended June 30, 2024 and 2023, respectively, and $75 and $72 for the six months ended June 30, 2024 and 2023, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units, including PRSUs, granted to employees, members of our board of directors and third parties at June 30, 2024 and December 31, 2023 was $385 and $423, respectively.  The total unrecognized compensation costs at June 30, 2024 are expected to be recognized over a weighted-average period of 2.4 years.
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
We recognized expenses of $5 for each of the three months ended June 30, 2024 and 2023, and $11 for each of the six months ended June 30, 2024 and 2023 in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, were $(1) and less than $(1) for the three months ended June 30, 2024 and 2023, respectively, and $1 for each of the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the fair value of the investments held in the trust were $58 and $53, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of comprehensive income.  We recorded gains on investments held in the trust of $1 and $3 for the three months ended June 30, 2024 and 2023, respectively, and $5 for each of the six months ended June 30, 2024 and 2023.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
(14)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of June 30, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total
Debt obligations	$3	$6	$1,355	$1,500	$2,000	$4,249	$9,113
Cash interest payments	207	406	397	345	269	367	1,991
Satellite and transmission	163	211	92	41	1	4	512
Programming and content	199	347	238	148	79	63	1,074
Sales and marketing	52	29	18	6	1	—	106
Satellite incentive payments	4	8	3	3	3	12	33
Operating lease obligations	29	55	50	45	36	67	282
Royalties, minimum guarantees and other	331	550	695	267	262	275	2,380
Total (1)	$988	$1,612	$2,848	$2,355	$2,651	$5,037	$15,491
(1)The table does not include our reserve for uncertain tax positions, which at June 30, 2024 totaled $71.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of June 30, 2024, we had future fixed commitments related to music royalty and podcast agreements of $912, of which $141 will be paid in 2024 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasts, considers factors such as listening hours, downloads, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
We have entered into certain tax equity investments in which we expect to make future contributions. These future contributions are expected to be made over the remaining respective terms of the investments and totaled $767 as of June 30, 2024, of which $33 is expected to be paid in 2024 and the remainder thereafter.
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

We record a liability when we believe that it is both probable that a liability will be incurred, and the amount of loss can be reasonably estimated. We evaluate developments in legal matters that could affect the amount of liability that has been previously accrued and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. We may be unable to reasonably estimate the possible loss or range of loss for a particular legal contingency for various reasons, including, among others, because: (i) the damages sought are indeterminate; (ii) the proceedings are in the relative early stages; (iii) there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) there remain significant factual issues to be determined or resolved; (vi) the relevant law is unsettled; or (vii) the proceedings involve novel or untested legal theories. In such instances, there may be considerable uncertainty regarding the ultimate resolution of such matters, including the likelihood or magnitude of a possible eventual loss, if any.

New York State v. Sirius XM Radio Inc. On December 20, 2023, the People of the State of New York, by Letitia James, Attorney General of the State of New York (the “NY AG”), filed a Petition in the Supreme Court of the State of New York, New York County, against Sirius XM. The Petition alleges various violations of New York law and the federal Restore Online Shoppers’ Confidence Act (“ROSCA”) arising out of our subscription cancellation practices. In general, the Petition alleges that Sirius XM requires consumers to devote an excessive amount of time to cancel subscriptions and have not implemented cancellation processes that are simple and efficient.

The Petition claims to be brought under certain provisions of New York law that authorize the NY AG to initiate special proceedings seeking injunctive and other equitable relief in cases of persistent business fraud or illegality. The Petition seeks: a permanent injunction against violating provisions of New York law and ROSCA arising out of the alleged deceptive practices associated with our subscription cancellation procedures; an accounting of each consumer who cancelled, or sought to cancel, a satellite radio subscription, including the duration of the cancel interaction and the funds collected from such consumers after that interaction; monetary restitution and damages to aggrieved consumers; disgorgement of all profits resulting from the alleged improper acts; civil penalties; and the NY AG’s costs.

In March 2024, Sirius XM filed its Answer to the Petition which was supported by various factual declarations and asserts affirmative defenses to the allegations contained in the Petition. In connection with the Answer, Sirius XM cross moved for summary judgment with respect to various claims asserted in the Petition. In April 2024, the NY AG filed its responsive pleadings in support of the Petition and in opposition to Sirius XM’s cross motion for summary judgment. In May 2024, Sirius XM filed a further opposition to the Petition, and a reply in support of its cross-motion. The Petition and Sirius XM’s cross-

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
motion are now fully submitted. The parties have jointly requested that the Court set oral argument; the Court has yet to act upon that request.

Sirius XM believes it has substantial defenses to the action and intends to defend this action vigorously.

U.S. Music Royalty Fee Actions and Mass Arbitrations. A number of class actions and mass arbitrations have been commenced against Sirius XM relating to our pricing, billing and subscription marketing practices. Although each class action and mass arbitration contains unique allegations; in general, the actions and arbitrations allege that Sirius XM falsely advertised its music subscription plans at lower prices than it actually charges, that it allegedly did not disclose its “U.S. Music Royalty Fee”, and that Sirius XM has taken other actions to prevent customers from discovering the existence, amount and nature of the U.S. Music Royalty Fee in violation of various state consumer protection laws.

The plaintiffs and claimants seek to enjoin Sirius XM from advertising its music subscription plans without more specifically disclosing the existence and amount of the U.S. Music Royalty Fee. The plaintiffs and claimants also seek disgorgement, restitution and/or damages in the aggregate amount of U.S Music Royalty Fees paid by customers, as well as statutory and punitive damages where available.

To date, the actions and arbitrations filed against Sirius XM include:

•On April 14, 2023, Ayana Stevenson and David Ambrose, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against Sirius XM in the Superior Court of the State of California, County of Contra Costa. The case was removed to the United States District Court for the Northern District of California, which issued an Order on November 9, 2023 granting Sirius XM’s Motion to Compel Arbitration and dismissed the complaint. Plaintiffs appealed the Court’s granting of the Motion, and Sirius XM cross-appealed the Court’s dismissal in lieu of the issuance of a stay pending arbitration. The appeal and cross-appeal have been dismissed leaving the District Court’s order compelling arbitration in place.

•On May 17, 2023, Robyn Posternock, Muriel Salters and Philip Munning, individually, as private attorneys general, and on behalf of all other New Jersey persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the District of New Jersey. Sirius XM filed a Motion to Compel Arbitration on August 18, 2023. Sirius XM renewed that motion on June 14, 2024 and the renewed motion remains pending.

•On June 5, 2023, Christopher Carovillano and Steven Brandt, individually, as private attorneys general, and on behalf of all other U.S. persons similarly situated (excluding persons in the states of California, New Jersey and Washington), filed a class action complaint against Sirius XM in the United States District Court for the Southern District of New York. On February 6, 2024, the Court issued an Order denying Sirius XM’s Motion to Dismiss and Sirius XM filed an Answer to the complaint on February 20, 2024. On May 24, 2024, Sirius XM filed a Motion for Partial Summary Judgment and to Strike Class Allegations. On July 18, 2024, the Court issued an Opinion and Order granting Sirius XM’s motion for partial summary judgment and striking the plaintiffs’ class allegations. This case is now expected to proceed solely as to plaintiffs’ individual claims.

•On June 1, 2024, Elenamarie Burns, Jacqueline Gardner, and Lynne Silver filed a petition on behalf of 7,628 individuals in the Commercial Division of the Supreme Court of New York, County of New York, seeking to compel Sirius XM to arbitrate and advance the payment of American Arbitration Association (the “AAA”) arbitration fees in connection with individual arbitrations. On July 3, 2024, those petitioners filed an amended petition seeking the same relief on behalf of a revised list of 7,628 petitioners. The Court has not taken any action in connection with the amended petition.

•On June 14, 2024, Kara Kirkpatrick, Gillian Maxfield, Anna Demarco and Cody Michael, individually and on behalf of all other Oregon persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the District of Oregon.

•On June 21, 2024, Cindy Balmores, Justin Braswell, Deborah Garvin, and Thea Anderson, individually, as private attorneys general, and on behalf of all other Washington persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the Western District of Washington.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

•On June 25, 2024, Denise Woods and Sherry Tapia, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the Northern District of California. On July 3, 2024, plaintiffs filed an administrative motion to relate this case to the earlier filed Stevenson case.

•On June 26, 2024, Bonnie Wilson, individually and on behalf of all other U.S. persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the Southern District of New York.

•Commencing in June 2023, various law firms began filing mass arbitration claims against Sirius XM before the AAA. Collectively, the law firms purport to act on behalf of approximately 70,000 claimants. Several of the law firms have asserted additional causes of action under the Electronic Funds Transfer Act.

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

(15)Income Taxes
We have historically filed a consolidated federal income tax return for all of our wholly owned subsidiaries, including Sirius XM and Pandora. On February 1, 2021, we entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement contains provisions that we believe are customary for tax sharing agreements between members of a consolidated group. On November 3, 2021, Liberty Media informed us that it beneficially owned over 80% of the outstanding shares of our common stock; as a result of this, we were included in the consolidated tax return of Liberty Media beginning November 4, 2021. The tax sharing agreement and our inclusion in Liberty Media’s consolidated tax group has not had any material adverse effect on us.
We have calculated the provision for income taxes by using a separate return method.  Any difference between the tax expense (or benefit) allocated to us under the separate return method and payments to be made for (or received from) Liberty Media for tax expense are treated as either dividends or capital contributions. Income tax expense was $89 and $62 for the three months ended June 30, 2024 and 2023, respectively, and $168 and $138 for the six months ended June 30, 2024 and 2023, respectively.
Our effective tax rate for the three months ended June 30, 2024 and 2023 was 22.0% and 16.7%, respectively. Our effective tax rate for the six months ended June 30, 2024 and 2023 was 22.4% and 20.3%, respectively. The effective tax rate for the three and six months ended June 30, 2024 was negatively impacted by tax losses related to share-based compensation. The effective tax rate for the three and six months ended June 30, 2023 was primarily impacted by the release of valuation reserves against state net operating losses we now expect to realize. We estimate our effective tax rate for the year ending December 31, 2024 will be approximately 22%.
During the three and six months ended June 30, 2024, we recognized net tax benefits of $12 and $16, respectively, related to our tax equity investments. These recognized net tax benefits were recorded to Income tax expense in our unaudited consolidated statement of comprehensive income. During the three and six months ended June 30, 2024, the net tax benefits included tax credits and other income tax benefits of $54 and $79, respectively, which were partially offset by amortization expense of $42 and $63, respectively. Refer to Note 10 for more information on our tax equity investments.
As of each of June 30, 2024 and December 31, 2023, we had a valuation allowance related to deferred tax assets of $88 that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.

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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had intersegment advertising revenue of $1 and less than $1 during the three months ended June 30, 2024 and 2023, respectively, and $2 and $1 during the six months ended June 30, 2024 and 2023, respectively.
Segment revenue and gross profit were as follows during the period presented:

	For the Three Months Ended June 30, 2024
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,520	$138	$1,658
Advertising revenue	43	400	443
Equipment revenue	47	—	47
Other revenue	30	—	30
Total revenue	1,640	538	2,178
Cost of services (a)	(654)	(358)	(1,012)
Segment gross profit	$986	$180	$1,166
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended June 30, 2024
Segment Gross Profit	$1,166
Subscriber acquisition costs	(92)
Sales and marketing (a)	(217)
Engineering, design and development (a)	(60)
General and administrative (a)	(95)
Depreciation and amortization	(133)
Share-based payment expense	(46)
Impairment, restructuring and acquisition costs	(18)
Total other expense	(100)
Consolidated income before income taxes	$405
(a)     Share-based payment expense of $11 related to cost of services, $11 related to sales and marketing, $11 related to engineering, design and development and $13 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended June 30, 2023
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,597	$128	$1,725
Advertising revenue	45	400	445
Equipment revenue	47	—	47
Other revenue	33	—	33
Total revenue	1,722	528	2,250
Cost of services (b)	(675)	(376)	(1,051)
Segment gross profit	$1,047	$152	$1,199
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended June 30, 2023
Segment Gross Profit	$1,199
Subscriber acquisition costs	(93)
Sales and marketing (b)	(209)
Engineering, design and development (b)	(72)
General and administrative (b)	(147)
Depreciation and amortization	(139)
Share-based payment expense	(42)
Impairment, restructuring and acquisition costs	(18)
Total other expense	(107)
Consolidated income before income taxes	$372
(b)     Share-based payment expense of $10 related to cost of services, $11 related to sales and marketing, $11 related to engineering, design and development and $10 related to general and administrative has been excluded.

	For the Six Months Ended June 30, 2024
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$3,067	$271	$3,338
Advertising revenue	83	762	845
Equipment revenue	97	—	97
Other revenue	60	—	60
Total revenue	3,307	1,033	4,340
Cost of services (c)	(1,329)	(709)	(2,038)
Segment gross profit	$1,978	$324	$2,302

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Six Months Ended June 30, 2024
Segment Gross Profit	$2,302
Subscriber acquisition costs	(182)
Sales and marketing (c)	(434)
Engineering, design and development (c)	(134)
General and administrative (c)	(200)
Depreciation and amortization	(273)
Share-based payment expense	(91)
Impairment, restructuring and acquisition costs	(46)
Total other expense	(192)
Consolidated income before income taxes	$750
(c)     Share-based payment expense of $22 related to cost of services, $23 related to sales and marketing, $23 related to engineering, design and development and $23 related to general and administrative has been excluded.

	For the Six Months Ended June 30, 2023
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$3,160	$257	$3,417
Advertising revenue	85	734	819
Equipment revenue	93	—	93
Other revenue	65	—	65
Total revenue	3,403	991	4,394
Cost of services (d)	(1,340)	(727)	(2,067)
Segment gross profit	$2,063	$264	$2,327
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Six Months Ended June 30, 2023
Segment Gross Profit	$2,327
Subscriber acquisition costs	(183)
Sales and marketing (d)	(423)
Engineering, design and development (d)	(140)
General and administrative (d)	(278)
Depreciation and amortization	(275)
Share-based payment expense	(87)
Impairment, restructuring and acquisition costs	(50)
Total other expense	(210)
Consolidated income before income taxes	$681
(d)     Share-based payment expense of $20 related to cost of services, $20 related to sales and marketing, $22 related to engineering, design and development and $25 related to general and administrative has been excluded.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts)
A measure of segment assets is not currently provided to the Chief Executive Officer and has therefore not been provided.
As of June 30, 2024, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and six months ended June 30, 2024 and 2023.

(17)Subsequent Events
Capital Return Program
On July 24, 2024, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0266 per share of common stock payable on August 26, 2024 to stockholders of record as of the close of business on August 9, 2024.

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
The primary source of revenue from our Sirius XM business is subscription fees, with most of our customers subscribing to monthly or annual plans.  We also derive revenue from advertising on select non-music channels, which is sold under the SiriusXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of June 30, 2024, our Sirius XM business had approximately 33.3 million subscribers.
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

Pandora and Off-platform
Our Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of June 30, 2024, Pandora had approximately 45.1 million monthly active users and 6.0 million subscribers.
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

Liberty Media
As of June 30, 2024, Liberty Media beneficially owned, directly and indirectly, 83.3% of the outstanding shares of our common stock.  As a result, we are a “controlled company” for the purposes of the NASDAQ corporate governance requirements.
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
The Transactions have been unanimously approved by Liberty Media’s Board of Directors and a Special Committee of the Board of Directors of Holdings and by Holdings’ Board of Directors. The Transactions are subject to approval by a majority of the aggregate voting power of the shares of Liberty SiriusXM common stock present, whether in-person or by proxy, at a stockholder meeting, the receipt by Liberty Media and New Sirius of tax opinions from their respective tax counsel, as well as the receipt of required regulatory approvals and the satisfaction of other customary closing conditions. A subsidiary of Liberty Media owning a majority of the outstanding shares of Holdings has delivered a written consent approving the Transactions on behalf of a majority of Holdings’ stockholders. Following the Transactions, Liberty Media and New Sirius will operate independently, and neither is expected to have any ownership interest in the other. All of the executive officers of Holdings immediately prior to consummation of the Transactions will be the initial executive officers of New Sirius, and New Sirius will continue to operate under the SiriusXM name and brand.
On June 16, 2024, Holdings entered into amendments (the “Amendments”) to (i) the Reorganization Agreement and the Merger Agreement. The Amendments, among other things, ratably adjust the exchange ratios in each of the Reorganization Agreement and the Merger Agreement in connection with the Transactions to reduce the total number of outstanding shares of New Sirius common stock, par value $0.001 per share (“New Sirius Common Stock”), following the consummation of the Transactions. The revised exchange ratio in the Reorganization Agreement reduces by 90% the number of shares of New Sirius Common Stock that otherwise would have been issued to holders of Liberty SiriusXM Common Stock (as defined below). As a result of the revised exchange ratio under the Merger Agreement, each existing holder of SiriusXM common stock, par value $0.001 per share (“SiriusXM Common Stock”), will receive 1 share in New Sirius for every 10 shares of SiriusXM Common Stock it holds as of immediately prior to the consummation of the Transactions, with cash paid in lieu of fractional shares.
These changes to the exchange ratios affect SiriusXM stockholders and holders of shares of LSXMA, LSXMB and LSXMK uniformly and will not alter any such stockholder’s percentage interest in the outstanding shares of New Sirius Common Stock as of immediately following the consummation of the Transactions, except to the extent that it results in some stockholders receiving cash in lieu of owning a fractional share of New Sirius Common Stock as described above.
In addition, in order to facilitate the Transactions, Sirius XM Radio Inc., a Delaware corporation, intends to convert under Delaware state law to a Delaware limited liability company prior to the closing of the Transaction.

The Amendments were approved by Liberty’s Board of Directors, the SiriusXM Special Committee and SiriusXM’s Board of Directors. Liberty’s Board of Directors has recommended that holders of shares of LSXMA and LSXMB vote in favor of the Split-Off, as it has been amended. Additionally, in connection with the execution of the Amendments, Liberty Radio, LLC, a wholly owned subsidiary of Liberty Media that holds a majority of the outstanding shares of SiriusXM common stock, in its capacity as stockholder of SiriusXM, delivered to SiriusXM a written consent pursuant to Section 228 of the General Corporation Law of the State of Delaware, approving and adopting the Amendments. As a result, no meeting of the stockholders of SiriusXM will be held in connection with the Amendments.
Assuming satisfaction of all conditions to closing, the Transactions are expected to be completed after the close of business on Monday, September 9, 2024.

Results of Operations
Set forth below are our results of operations for the three and six months ended June 30, 2024 compared with the three and six months ended June 30, 2023. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2024 vs 2023 Change
					Three Months		Six Months
	2024	2023	2024	2023	Amount	%	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,520	$1,597	$3,067	$3,160	$(77)	(5)%	$(93)	(3)%
Advertising revenue	43	45	83	85	(2)	(4)%	(2)	(2)%
Equipment revenue	47	47	97	93	—	—%	4	4%
Other revenue	30	33	60	65	(3)	(9)%	(5)	(8)%
Total Sirius XM revenue	1,640	1,722	3,307	3,403	(82)	(5)%	(96)	(3)%
Pandora and Off-platform:
Subscriber revenue	138	128	271	257	10	8%	14	5%
Advertising revenue	400	400	762	734	—	—%	28	4%
Total Pandora and Off-platform revenue	538	528	1,033	991	10	2%	42	4%
Total consolidated revenue	2,178	2,250	4,340	4,394	(72)	(3)%	(54)	(1)%
Cost of services
Sirius XM:
Revenue share and royalties	391	405	786	796	(14)	(3)%	(10)	(1)%
Programming and content	135	135	275	271	—	—%	4	1%
Customer service and billing	87	100	184	203	(13)	(13)%	(19)	(9)%
Transmission	49	41	99	82	8	20%	17	21%
Cost of equipment	2	3	5	7	(1)	(33)%	(2)	(29)%
Total Sirius XM cost of services	664	684	1,349	1,359	(20)	(3)%	(10)	(1)%
Pandora and Off-platform:
Revenue share and royalties	317	327	625	636	(10)	(3)%	(11)	(2)%
Programming and content	13	18	30	32	(5)	(28)%	(2)	(6)%
Customer service and billing	21	23	40	43	(2)	(9)%	(3)	(7)%
Transmission	8	9	16	17	(1)	(11)%	(1)	(6)%
Total Pandora and Off-platform cost of services	359	377	711	728	(18)	(5)%	(17)	(2)%
Total consolidated cost of services	1,023	1,061	2,060	2,087	(38)	(4)%	(27)	(1)%
Subscriber acquisition costs	92	93	182	183	(1)	(1)%	(1)	(1)%
Sales and marketing	228	220	457	443	8	4%	14	3%
Engineering, design and development	71	83	157	162	(12)	(14)%	(5)	(3)%
General and administrative	108	157	223	303	(49)	(31)%	(80)	(26)%
Depreciation and amortization	133	139	273	275	(6)	(4)%	(2)	(1)%
Impairment, restructuring and acquisition costs	18	18	46	50	—	—%	(4)	(8)%
Total operating expenses	1,673	1,771	3,398	3,503	(98)	(6)%	(105)	(3)%
Income from operations	505	479	942	891	26	5%	51	6%
Other (expense) income:
Interest expense	(102)	(107)	(206)	(213)	(5)	(5)%	(7)	(3)%
Other income	2	—	14	3	2	nm	11	367%
Total other expense	(100)	(107)	(192)	(210)	(7)	(7)%	(18)	(9)%
Income before income taxes	405	372	750	681	33	9%	69	10%
Income tax expense	(89)	(62)	(168)	(138)	27	44%	30	22%
Net income	$316	$310	$582	$543	$6	2%	$39	7%
nm - not meaningful

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended June 30, 2024 and 2023, subscriber revenue was $1,520 and $1,597, respectively, a decrease of 5%, or $77. For the six months ended June 30, 2024 and 2023, subscriber revenue was $3,067 and $3,160, respectively, a decrease of 3%, or $93. The decreases were primarily driven by a reduction in self-pay revenue resulting from a decline in average subscribers as well as a lower self-pay ARPU driven by an increase in subscribers on promotional and streaming-only self-pay subscription plans and a reduction in paid promotional revenue.
We expect subscriber revenues to decrease due to a decrease in average subscribers as well as a decline in the average price of our subscriptions.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended June 30, 2024 and 2023, advertising revenue was $43 and $45, respectively, a decrease of 4%, or $2. For the six months ended June 30, 2024 and 2023, advertising revenue was $83 and $85, respectively, a decrease of 2%, or $2. Lower revenue from entertainment channels was partially offset by higher revenue earned on sports and comedy channels.
We expect our Sirius XM advertising revenue to increase as we continue to promote our brand and as a result of co-selling initiatives among our brands and platforms.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For each of the three months ended June 30, 2024 and 2023, equipment revenue was $47. For the six months ended June 30, 2024 and 2023, equipment revenue was $97 and $93, respectively, an increase of 4%, or $4. The increase for the six month period was driven by increased chipset production.
We expect equipment revenue to decrease as we transition to our next generation chipset at higher costs partially offset by increased production.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, revenue from our connected vehicle services, and ancillary revenues.
For the three months ended June 30, 2024 and 2023, other revenue was $30 and $33, respectively, a decrease of 9%, or $3. For the six months ended June 30, 2024 and 2023, other revenue was $60 and $65, respectively, a decrease of 8%, or $5. The decreases were primarily driven by lower royalty revenue from Sirius XM Canada.
We expect other revenue to continue to decrease primarily due to lower revenue from Sirius XM Canada and our connected vehicle services.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For the three months ended June 30, 2024 and 2023, Pandora and Off-platform subscriber revenue was $138 and $128, respectively, an increase of 8%, or $10. For the six months ended June 30, 2024 and 2023, Pandora and Off-platform subscriber revenue was $271 and $257, respectively, an increase of 5%, or $14. The positive results were driven by rate increases on Pandora subscription plans, partially offset by a decline in the subscriber base.
We expect Pandora and Off-platform subscriber revenues to remain relatively flat as higher ARPU is anticipated to be offset by a lower subscriber base.

Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For each of the three months ended June 30, 2024 and 2023, Pandora and Off-platform advertising revenue was $400. For the six months ended June 30, 2024 and 2023, Pandora and Off-platform advertising revenue was $762 and $734, respectively, an increase of 4%, or $28. The increase for the six month period was primarily driven by higher podcasting revenue and tech fees as well as higher sell-through on the Pandora ad-supported service.
We expect Pandora and Off-platform advertising revenue to increase due to growth in podcast and programmatic revenue.
Total Consolidated Revenue
Total Consolidated Revenue for the three months ended June 30, 2024 and 2023 was $2,178 and $2,250, respectively, a decrease of 3%, or $72. Total Consolidated Revenue for the six months ended June 30, 2024 and 2023 was $4,340 and $4,394, respectively, a decrease of 1%, or $54.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the three months ended June 30, 2024 and 2023, revenue share and royalties were $391 and $405, respectively, a decrease of 3%, or $14, but increased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2024 and 2023, revenue share and royalties were $786 and $796, respectively, a decrease of 1%, or $10, but increased as a percentage of total Sirius XM revenue. The decreases were driven by lower revenue, partially offset by higher web streaming royalty rates.
We expect our Sirius XM revenue share and royalty costs to remain flat as a percentage of revenue but to decrease overall due to lower eligible subscription revenue, partially offset by higher royalty rates under the statutory webcasting license resulting from increases in the Consumer Price Index.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For each of the three months ended June 30, 2024 and 2023, programming and content expenses were $135 and increased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2024 and 2023, programming and content expenses were $275 and $271, respectively, an increase of 1%, or $4, and increased as a percentage of total Sirius XM revenue. The increase for the six month period was primarily driven by higher personnel-related costs.
We expect our Sirius XM programming and content expenses to slightly increase due to higher license fees.
Sirius XM Customer Service and Billing includes costs associated with the operation and management of internal and third-party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended June 30, 2024 and 2023, customer service and billing expenses were $87 and $100, respectively, a decrease of 13%, or $13, and decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2024 and 2023, customer service and billing expenses were $184 and $203, respectively, a decrease of 9%, or $19, and decreased as a percentage of total Sirius XM revenue. The decreases were primarily driven by lower call center costs, transaction and payment process fees, bad debt expense, and personnel-related costs.
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
For the three months ended June 30, 2024 and 2023, transmission expenses were $49 and $41, respectively, an increase of 20%, or $8, and increased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2024 and 2023, transmission expenses were $99 and $82, respectively, an increase of 21%, or $17, and increased as a percentage of total Sirius XM revenue. The increases were primarily driven by higher hosting costs associated with our streaming platform.
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
For the three months ended June 30, 2024 and 2023, cost of equipment was $2 and $3, respectively, a decrease of 33%, or $1, and decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2024 and 2023, cost of equipment was $5 and $7, respectively, a decrease of 29%, or $2, and decreased as a percentage of total Sirius XM revenue. The decreases were driven by fewer sales and lower shipping costs.
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
For the three months ended June 30, 2024 and 2023, revenue share and royalties were $317 and $327, respectively, a decrease of 3%, or $10, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2024 and 2023, revenue share and royalties were $625 and $636, respectively, a decrease of 2%, or $11, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were primarily due to lower revenue share related to podcasts.
We expect our Pandora and Off-platform revenue share and royalties to increase with the growth in our podcast revenue and higher royalty rates, including as a result of increases in the Consumer Price Index.
Pandora and Off-platform Programming and Content includes costs to produce owned and operated podcasts, live listener events and promote content.
For the three months ended June 30, 2024 and 2023, programming and content expenses were $13 and $18, respectively, a decrease of 28%, or $5, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2024 and 2023, programming and content expenses were $30 and $32, respectively, a decrease of 6%, or $2, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease for the three month period was primarily attributable to lower live event, personnel-related and license fee costs. The decrease for the six month period was primarily attributable to lower license fee and personnel-related costs.
We expect our Pandora and Off-platform programming and content costs to remain relatively flat as higher costs associated with producing podcasts and listener events are offset by lower personnel-related costs.

Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the three months ended June 30, 2024 and 2023, customer service and billing expenses were $21 and $23, respectively, a decrease of 9%, or $2, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2024 and 2023, customer service and billing expenses were $40 and $43, respectively, a decrease of 7%, or $3, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were driven by lower bad debt expense primarily during the quarter ended June 30, 2024.
We expect our Pandora and Off-platform customer service and billing costs to remain relatively flat.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended June 30, 2024 and 2023, transmission expenses were $8 and $9, respectively, a decrease of 11%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2024 and 2023, transmission expenses were $16 and $17, respectively, a decrease of 6%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were driven by lower bandwidth costs.
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
For the three months ended June 30, 2024 and 2023, subscriber acquisition costs were $92 and $93, respectively, a decrease of 1%, or $1, but increased as a percentage of total revenue. For the six months ended June 30, 2024 and 2023, subscriber acquisition costs were $182 and $183, respectively, a decrease of 1%, or $1, but increased as a percentage of total revenue. The decreases were driven by lower hardware subsidies driven by installations as well as lower commission and hardware subsidy rates.
We expect subscriber acquisition costs to increase driven by growth in penetration with certain automakers as well as higher subsidies and other incentives offered to induce automakers to include our latest technology in their vehicles.
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
For the three months ended June 30, 2024 and 2023, sales and marketing expenses were $228 and $220, respectively, an increase of 4%, or $8, and increased as a percentage of total revenue. For the six months ended June 30, 2024 and 2023, sales and marketing expenses were $457 and $443, respectively, an increase of 3%, or $14, and increased as a percentage of total revenue. The increases were primarily due to an increase in brand and content marketing.
We expect sales and marketing expenses to remain relatively flat.
Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.

For the three months ended June 30, 2024 and 2023, engineering, design and development expenses were $71 and $83, respectively, a decrease of 14%, or $12, and decreased as a percentage of total revenue. For the six months ended June 30, 2024 and 2023, engineering, design and development expenses were $157 and $162, respectively, a decrease of 3%, or $5, and decreased as a percentage of total revenue. The decreases were driven by higher capitalized personnel-related costs, partially offset by higher personnel-related and cloud hosting costs.
We anticipate engineering, design and development expenses to remain relatively flat.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technologies departments.
For the three months ended June 30, 2024 and 2023, general and administrative expenses were $108 and $157, respectively, a decrease of 31%, or $49, and decreased as a percentage of total revenue. For the six months ended June 30, 2024 and 2023, general and administrative expenses were $223 and $303, respectively, a decrease of 26%, or $80, and decreased as a percentage of total revenue. The decreases were primarily driven by lower personnel-related costs as well as lower legal costs resulting from litigation insurance recoveries and reduced legal reserves, including amounts associated with settlement of certain litigation matters of $24 during the three months ended June 30, 2023.
We expect our general and administrative expenses, excluding litigation insurance recoveries, to remain relatively flat as higher technology and consulting costs will be offset by lower personnel-related costs.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended June 30, 2024 and 2023, depreciation and amortization expense was $133 and $139, respectively. For the six months ended June 30, 2024 and 2023, depreciation and amortization expense was $273 and $275, respectively. The decreases were associated with certain acquired intangible assets that reached the end of their useful lives, partially offset by higher capitalized software and hardware.
Impairment, Restructuring and Acquisition Costs represents impairment charges, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces as well as employee severance charges associated with organizational changes, and acquisition costs.

For each of the three months ended June 30, 2024 and 2023, impairment, restructuring and acquisition costs were $18. For the six months ended June 30, 2024 and 2023, impairment, restructuring and acquisition costs were $46 and $50, respectively. During the three months ended June 30, 2024, we recorded costs associated with the Transactions of $14, a charge of $3 associated with severance and other employee costs, and impairments, primarily related to vacated office space, of $1. During the six months ended June 30, 2024, we recorded costs associated with the Transactions of $29, a charge of $15 associated with severance and other employee costs, and impairments, primarily related to terminated software projects and vacated office space of $2. During the three months ended June 30, 2023, we recorded impairments primarily related to terminated software projects of $10, restructuring costs of $5, and a cost-method investment impairment, of $2. During the six months ended June 30, 2023, we recorded a charge of $23 associated with severance and other employee costs, impairments, primarily related to terminated software projects, of $13, vacated office space impairments of $7, restructuring costs of $5, and a cost-method investment impairment of $2.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended June 30, 2024 and 2023, interest expense was $102 and $107, respectively. For the six months ended June 30, 2024 and 2023, interest expense was $206 and $213, respectively. The decreases were driven by a lower average outstanding debt balance and higher capitalized interest.
Other Income primarily includes realized and unrealized gains and losses from our Deferred Compensation Plan and other investments, interest and dividend income, our share of the income or loss from equity investments in Sirius XM Canada and SoundCloud, and transaction costs related to non-operating investments.

For the three months ended June 30, 2024 and 2023, other income was $2 and $0, respectively. For the six months ended June 30, 2024 and 2023, other income was $14 and $3, respectively. For each of the three and six months ended June 30, 2024, we recorded our share of Sirius XM Canada's net income as well as trading gains associated with the investments held for our Deferred Compensation Plan, partially offset by our share of SoundCloud's net losses.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended June 30, 2024 and 2023, income tax expense was $89 and $62, respectively. For the six months ended June 30, 2024 and 2023, income tax expense was $168 and $138, respectively.
Our effective tax rate for the three months ended June 30, 2024 and 2023 was 22.0% and 16.7%, respectively. Our effective tax rate for the six months ended June 30, 2024 and 2023 was 22.4% and 20.3%, respectively. The effective tax rate for the three months ended June 30, 2024 and June 30, 2023 was negatively impacted by tax losses related to share-based compensation. The effective tax rate for the three and six months ended June 30, 2023 was primarily impacted by the release of valuation reserves against state net operating losses we now expect to realize. We estimate our effective tax rate for the year ending December 31, 2024 will be approximately 22%.

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
Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the Glossary for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in Sirius XM's subscriber count or subscriber-based operating metrics. Subscribers to the Cloud Cover music programming service are now included in Pandora's subscriber count.

Set forth below are our subscriber balances as of June 30, 2024 compared to June 30, 2023.

	As of June 30,		2024 vs 2023 Change
(subscribers in thousands)	2024	2023	Amount	%
Sirius XM
Self-pay subscribers	31,484	31,907	(423)	(1)%
Paid promotional subscribers	1,773	2,156	(383)	(18)%
Ending subscribers	33,257	34,063	(806)	(2)%
Sirius XM Canada subscribers	2,586	2,628	(42)	(2)%

Pandora and Off-platform
Monthly active users - all services	45,129	47,419	(2,290)	(5)%
Self-pay subscribers (1)	5,951	6,270	(319)	(5)%
(1)    Pandora and Off-platform self-pay subscribers includes Cloud Cover subscribers of 51 and 41 as of June 30, 2024 and 2023, respectively.
The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2024 vs 2023 Change
					Three Months		Six Months
(subscribers in thousands)	2024	2023	2024	2023	Amount	%	Amount	%
Sirius XM
Self-pay subscribers	(100)	(132)	(458)	(479)	32	24%	21	4%
Paid promotional subscribers	(73)	171	(160)	237	(244)	(143)%	(397)	(168)%
Net additions	(173)	39	(618)	(242)	(212)	(544)%	(376)	(155)%
Weighted average number of subscribers	33,290	34,016	33,419	34,065	(726)	(2)%	(646)	(2)%
Average self-pay monthly churn	1.5%	1.5%	1.6%	1.6%	—%	—%	—%	—%
ARPU (1)	$15.24	$15.66	$15.30	$15.47	$(0.42)	(3)%	$(0.17)	(1)%
SAC, per installation	$13.85	$13.73	$13.20	$14.05	$0.12	1%	$(0.85)	(6)%
Pandora and Off-platform
Self-pay subscribers (2)	(41)	8	(102)	18	(49)	(613)%	(120)	(667)%
Net additions	(41)	8	(102)	18	(49)	(613)%	(120)	(667)%
Weighted average number of subscribers	5,944	6,195	5,971	6,199	(251)	(4)%	(228)	(4)%
Ad supported listener hours (in billions)	2.60	2.73	5.08	5.31	(0.13)	(5)%	(0.23)	(4)%
Advertising revenue per thousand listener hours (RPM)	$98.99	$97.13	$95.03	$91.28	$1.86	2%	$3.75	4%
Total Company
Adjusted EBITDA	$702	$702	$1,352	$1,327	$—	—%	$25	2%
Free cash flow	$343	$323	$475	$467	$20	6%	$8	2%
(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $41 and $43 for the three months ended June 30, 2024 and 2023, respectively, and $82 for each of the six months ended June 30, 2024 and 2023.

(2)    Pandora and Off-platform self-pay subscriber net additions includes Cloud Cover net additions of 3 and 1 for the three months ended June 30, 2024 and 2023, respectively, and 6 and 4 for the six months ended June 30, 2024 and 2023, respectively.

Sirius XM
Subscribers. At June 30, 2024, Sirius XM had approximately 33,257 subscribers, a decrease of 806, from the approximately 34,063 subscribers as of June 30, 2023. Our self-pay subscriber base declined as a result of lower vehicle conversion rates and higher vehicle related churn, and we saw a decrease in paid promotional subscribers as certain automakers transitioned from paid promotional subscriptions to unpaid.
For the three months ended June 30, 2024 and 2023, net subscriber additions were (173) and 39, respectively, a decrease of 212. For the six months ended June 30, 2024 and 2023, net subscriber additions were (618) and (242), respectively, a decrease of 376. Paid promotional net additions decreased compared to the prior year periods as certain automakers transitioned from paid promotional subscriptions to unpaid. Self-pay net additions declined less compared to the prior year periods primarily due to lower voluntary churn as well as higher automaker volumes, partially offset by higher vehicle related churn as well as lower vehicle conversion rates and streaming net additions.
Sirius XM Canada Subscribers. At June 30, 2024, Sirius XM Canada had approximately 2,586 subscribers, a decrease of 42, or 2%, from the approximately 2,628 Sirius XM Canada subscribers as of June 30, 2023.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For each of the three months ended June 30, 2024 and 2023, our average self-pay monthly churn rate was 1.5%. For each of the six months ended June 30, 2024 and 2023, our average self-pay monthly churn rate was 1.6%.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended June 30, 2024 and 2023, ARPU was $15.24 and $15.66, respectively. For the six months ended June 30, 2024 and 2023, ARPU was $15.30 and $15.47, respectively. The decreases were driven by an increase in subscribers on promotional and streaming-only self-pay subscription plans.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended June 30, 2024 and 2023, SAC, per installation, was $13.85 and $13.73, respectively. For the six months ended June 30, 2024 and 2023, SAC, per installation, was $13.20 and $14.05, respectively. The increase for the three month period was driven by a transition to higher cost chipsets. The decrease for the six month period was driven by a change in the mix of automakers including satellite radios in their vehicles, partially offset by a transition to higher cost chipsets.
Pandora and Off-platform
Monthly Active Users. At June 30, 2024, Pandora had approximately 45,129 monthly active users, a decrease of 2,290 monthly active users, or 5%, from the 47,419 monthly active users as of June 30, 2023. The decrease in monthly active users was driven by churn and a decline in the number of new users.
Subscribers. At June 30, 2024, Pandora had approximately 5,951 subscribers, a decrease of 319, or 5%, from the approximately 6,270 subscribers as of June 30, 2023.
For the three months ended June 30, 2024 and 2023, net subscriber additions were (41) and 8, respectively. For the six months ended June 30, 2024 and 2023, net subscriber additions were (102) and 18, respectively. The decrease in ending subscribers was driven by decreases in trial starts and lower retention due to certain price increases.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended June 30, 2024 and 2023, ad supported listener hours were 2,599 and 2,729, respectively, a decrease of 5%, or 130. For the six months ended June 30, 2024 and 2023, ad supported listener hours were 5,085 and 5,315, respectively, a decrease of 4%, or 230. The decreases in ad supported listener hours were primarily driven by the decline in monthly active users.

RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended June 30, 2024 and 2023, RPM was $98.99 and $97.13, respectively. For the six months ended June 30, 2024 and 2023, RPM was $95.03 and $91.28, respectively. The increases were driven by growth in the demand for programmatic advertising.
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
For each of the three months ended June 30, 2024 and 2023, adjusted EBITDA was $702. For the six months ended June 30, 2024 and 2023, adjusted EBITDA was $1,352 and $1,327, respectively, an increase of 2%, or $25. For the three month period adjusted EBITDA was flat as lower subscriber revenue and higher sales and marketing costs were offset by lower costs of services, personnel-related costs, and general and administrative expenses. The increase for the six month period was primarily driven by lower general and administrative expenses, costs of services, personnel-related costs and higher advertising revenue, partially offset by lower subscriber revenue.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2024 and 2023, free cash flow was $343 and $323, respectively, an increase of 6%, or $20. For the six months ended June 30, 2024 and 2023, free cash flow was $475 and $467, respectively, an increase of 2%, or $8. The increases were primarily driven by lower cash taxes paid, partially offset by higher capital expenditures and lower cash receipts.
Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the six months ended June 30, 2024 compared with the six months ended June 30, 2023.

	For the Six Months Ended June 30,
	2024	2023	2024 vs 2023
Net cash provided by operating activities	$822	$801	$21
Net cash used in investing activities	(557)	(365)	(192)
Net cash used in financing activities	(381)	(442)	61
Net decrease in cash, cash equivalents and restricted cash	(116)	(6)	(110)
Cash, cash equivalents and restricted cash at beginning of period	224	65	159
Cash, cash equivalents and restricted cash at end of period	$108	$59	$49
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $21 to $822 for the six months ended June 30, 2024 from $801 for the six months ended June 30, 2023.
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

Cash Flows Used in Investing Activities
Cash flows used in investing activities in the six months ended June 30, 2024 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective equity investments for total cash consideration of $210. Cash flows used in investing activities in the six months ended June 30, 2023 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective equity investments for total cash consideration of $31. We spent $200 and $130 on capitalized software and hardware as well as $132 and $174 to construct satellites during the six months ended June 30, 2024 and 2023, respectively.
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
Cash flows used in financing activities in the six months ended June 30, 2024 were primarily due to repayments under our Credit Facility of $1,002, the repayment of Sirius XM's Incremental Term Loan of $500, the payment of cash dividends of $205, and payment of $20 for taxes in lieu of shares issued for share-based compensation, partially offset by borrowings under our Credit Facility of $1,352. Cash flows used in financing activities in the six months ended June 30, 2023 were primarily due to repayments under our Credit Facility of $974, the payment of cash dividends of $188, the repurchase of $173 in principal amount of Pandora's 1.75% Convertible Senior Notes due 2023, the purchase and retirement of shares of our common stock under our repurchase program for $199, and payment of $18 for taxes in lieu of shares issued for share-based compensation, partially offset by borrowings under our Credit Facility of $1,117.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under our Credit Facility.  As of June 30, 2024, $350 of borrowings were outstanding under our Credit Facility and $1,400 was available for future borrowing under our Credit Facility.  We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short- and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, future dividend payments and to pursue strategic opportunities.
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
We have made, and expect to continue to make, certain tax-efficient equity investments in clean energy technologies, including industrial carbon capture and storage. These investments will produce tax credits and related tax losses. The payments on these equity investments will be classified as investing activities from a cash flow perspective, while the tax credits and losses will benefit our federal cash taxes in operating activities.
Capital Return Program
As of June 30, 2024, our board of directors had authorized for repurchase an aggregate of $18,000 of our common stock.  As of June 30, 2024, our cumulative repurchases since December 2012 under our stock repurchase program totaled

3,731 shares for $16,834, and $1,166 remained available for additional repurchases under our existing stock repurchase program authorization. During the six months ended June 30, 2024, we did not repurchase any shares of our common stock.
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
On July 24, 2024, our board of directors declared a quarterly dividend on our common stock in the amount of $0.0266 per share of common stock payable on August 26, 2024 to stockholders of record as of the close of business on August 9, 2024.
Debt Covenants
The indentures governing Sirius XM's senior notes and the agreement governing the Sirius XM Credit Facility include restrictive covenants.  As of June 30, 2024, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Glossary
Self-pay subscriber - A self-pay subscriber is a user that, as of the date of determination, was party to a customer agreement with SiriusXM or Pandora, and (i) has paid or agreed to pay a subscription fee, including at a promotional price, or (ii) the subscription fee has been paid by an automaker for a period of three years or greater. Lifetime subscribers to the SiriusXM service are counted as Self-Pay Subscribers because they are party to a customer agreement with SiriusXM and have paid a subscription fee, although in almost all cases the revenue from such subscriptions have been fully recognized in prior periods. Certain users that are party to a customer agreement with Sirius XM or Pandora and have paid or agreed to pay a small promotional price for a trial subscription are not counted as Self-Pay Subscribers because the promotional price is considered to be de minimis and, in management’s view, the payment is not indicative of the user’s intent to subscribe to the service in the near-term.
Paid promotional subscriber - A paid promotional subscriber is a user that, as of the date determination, has their subscription fee paid for by a third party, for a fixed trial subscription period, which typically range from one to twelve months but is less than three years. We count prepaid shipped but not activated vehicles as paid promotional subscribers.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income:	$316	$310	$582	$543
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	—	24	—	24
Impairment, restructuring and acquisition costs	18	18	46	50
Share-based payment expense (1)	46	42	91	87
Depreciation and amortization	133	139	273	275
Interest expense	102	107	206	213
Other income	(2)	—	(14)	(3)
Income tax expense	89	62	168	138
Adjusted EBITDA	$702	$702	$1,352	$1,327
(1)Allocation of share-based payment expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Programming and content	$9	$8	$17	$15
Customer service and billing	1	1	2	3
Transmission	1	1	3	2
Sales and marketing	11	11	23	20
Engineering, design and development	11	11	23	22
General and administrative	13	10	23	25
Total share-based payment expense	$46	$42	$91	$87

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cash Flow information
Net cash provided by operating activities	$514	$451	$822	$801
Net cash used in investing activities	(194)	(130)	(557)	(365)
Net cash used in financing activities	(291)	(323)	(381)	(442)
Free Cash Flow
Net cash provided by operating activities	514	451	822	801
Additions to property and equipment	(173)	(128)	(347)	(333)
Sales (purchases) of other investments	2	—	—	(1)
Free cash flow	$343	$323	$475	$467
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

Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Subscriber acquisition costs, excluding connected vehicle services	$92	$93	$182	$183
Less: margin from sales of radios and accessories, excluding connected vehicle services	(45)	(44)	(92)	(86)
	$47	$49	$90	$97
Installations (in thousands)	3,498	3,567	6,895	6,901
SAC, per installation (a)	$13.85	$13.73	$13.20	$14.05
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of June 30, 2024, we did not hold or issue any free-standing derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
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

As of June 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 14 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in response to Part I, “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the Securities and Exchange Commission on February 1, 2024.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of June 30, 2024, our board of directors had approved for repurchase an aggregate of $18.0 billion of our common stock.  Our board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including transactions with Liberty Media and its affiliates, or otherwise.  As of June 30, 2024, our cumulative repurchases since December 2012 under our stock repurchase program totaled 3.7 billion shares for $16.8 billion, and $1.2 billion remained available under our existing $18.0 billion stock repurchase program. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.
There were no purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2024.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
Rule 10b5-1 Plan Elections
On May 1, 2024, Carl Vogel, a member of our Board of Directors, entered into a 10b5-1 sales plan (the “Vogel
10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Vogel 10b5-1
Sales Plan will be in effect until the earlier of (1) October 31, 2024 and (2) the date on which an aggregate of 408,296 shares of our common stock have been sold under the Vogel 10b5-1 Sales Plan.

ITEM 6.     EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

2.1†
First Amendment, dated as of June 16, 2024, to the Agreement and Plan of Merger, dated as of December 11, 2023, by and among Sirius XM Holdings Inc., Liberty Media Corporation, Liberty Sirius XM Holdings Inc. and Radio Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 17, 2024 (File No. 001-34295)).

10.1†
First Amendment, dated as of June 16, 2024, to the Reorganization Agreement, dated as of December 11, 2023, by and among Sirius XM Holdings Inc., Liberty Media Corporation and Liberty Sirius XM Holdings Inc. (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 17, 2024 (File No. 001-34295)).

10.2*
Employment Agreement, dated as of April 17, 2024, between Sirius XM Radio Inc. and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on April 18, 2024 (File No. 001-34295).

10.3*	Transition Letter to Employment Agreement, dated as of June 28, 2024, between Sirius XM Radio Inc. and Joseph A. Verbrugge (filed herewith).

31.1	Certificate of Jennifer C. Witz, Chief Executive Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of Thomas D. Barry, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Jennifer C. Witz, Chief Executive Officer and Director, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certificate of Thomas D. Barry, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2024 and 2023; (ii) Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023; (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2024 and 2023 (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2024 and 2023; and (v) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.
 ____________________

*	This document has been identified as a management contract or compensatory plan or arrangement.
†
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Sirius XM Holdings Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission (“SEC”); provided, however, that Sirius XM Holdings Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of August 2024.

SIRIUS XM HOLDINGS INC.

By:	/s/ Thomas D. Barry
Thomas D. Barry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)