Form 10-Q
period 2024-09-30
SIRIUS XM HOLDINGS INC.
filed 2024-10-31
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________
COMMISSION FILE NUMBER 333-276758

Sirius XM Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-4680139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1221 Avenue of the Americas, 35th Floor
New York, New York 10020
(Address of principal executive offices) (Zip Code)
(212) 584-5100
(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report:
Liberty Sirius XM Holdings Inc.
12300 Liberty Boulevard
Englewood, Colorado 80112
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

(Class)	(Outstanding as of October 29, 2024)
Common stock, $0.001 par value	339,202,065	shares

EXPLANATORY NOTE
Sirius XM Holdings Inc., the reporting company under this Quarterly Report on Form 10-Q, is the product of a series of transactions that closed after market close on Monday, September 9, 2024.
On September 9, 2024 at 4:05 p.m., New York City time, Liberty Media Corporation (“Liberty Media” or “Former Parent”) completed its previously announced split-off (the “Split-Off”) of its former wholly owned subsidiary, Liberty Sirius XM Holdings Inc. (“SplitCo”). The Split-Off was accomplished by Liberty Media redeeming each outstanding share of Liberty Media’s Series A, Series B and Series C Liberty SiriusXM common stock, par value $0.01 per share, in exchange for 0.8375 of a share of SplitCo common stock, par value $0.001 per share (the “Redemption”), with cash being paid to entitled record holders of Liberty SiriusXM common stock in lieu of any fractional shares of common stock of SplitCo.
Following the Split-Off, on September 9, 2024 at 6:00 p.m., New York City time (the “Merger Effective Time”), a wholly owned subsidiary of SplitCo merged with and into Sirius XM Holdings Inc. (“Old Sirius”), with Old Sirius surviving the merger as a wholly owned subsidiary of SplitCo (the “Merger” and together with the Split-Off, the “Transactions”). Upon consummation of the Merger, each share of common stock of Old Sirius, par value $0.001 per share, issued and outstanding immediately prior to the Merger Effective Time (other than shares owned by SplitCo and its subsidiaries) was converted into one-tenth (0.1) of a share of SplitCo common stock, with cash being paid to entitled record holders of Old Sirius common stock in lieu of any fractional shares of common stock of SplitCo.
At the Merger Effective Time, Old Sirius was renamed “Sirius XM Inc.” and SplitCo was renamed “Sirius XM Holdings Inc.” In connection with the Transactions and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SplitCo became the successor issuer to Old Sirius and succeeded to the attributes of Old Sirius as the registrant, including Old Sirius’s Commission File Number and CIK number.
On September 6, 2024, Sirius XM Radio Inc. was converted from a Delaware corporation to a Delaware limited liability company.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue:
Subscriber revenue	$1,645	$1,729	$4,983	$5,146
Advertising revenue	450	460	1,295	1,278
Equipment revenue	43	49	140	142
Other revenue	33	33	93	99
Total revenue	2,171	2,271	6,511	6,665
Operating expenses:
Cost of services:
Revenue share and royalties	707	731	2,118	2,162
Programming and content	150	153	456	456
Customer service and billing	110	116	335	363
Transmission	57	54	172	153
Cost of equipment	2	3	7	10
Subscriber acquisition costs	90	87	272	270
Sales and marketing	217	237	675	680
Engineering, design and development	68	72	224	234
General and administrative	138	139	378	468
Depreciation and amortization	145	145	455	460
Impairment, restructuring and other costs	3,388	6	3,441	56
Total operating expenses	5,072	1,743	8,533	5,312
(Loss) income from operations	(2,901)	528	(2,022)	1,353
Other income (expense), net
Interest expense	(124)	(134)	(379)	(404)
Gain on extinguishment of debt	—	27	—	27
Other income (expense), net	28	(51)	142	(17)
Total other expense	(96)	(158)	(237)	(394)
(Loss) income before income taxes	(2,997)	370	(2,259)	959
Income tax benefit (expense)	39	(79)	(103)	(199)
Net (loss) income	(2,958)	291	(2,362)	760
Less net (loss) income attributable to noncontrolling interests	(502)	57	(410)	146
Net (loss) income attributable to Sirius XM Holdings Inc.	$(2,456)	$234	$(1,952)	$614
Net (loss) income per common share:
Basic	$(8.74)	$0.86	$(7.01)	$2.24
Diluted	$(8.74)	$0.82	$(7.01)	$2.12
Weighted average common shares outstanding:
Basic	339	337	337	339
Diluted	339	360	337	360

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net (loss) income	$(2,958)	$291	$(2,362)	$760
Credit risk on fair value debt instrument losses, net of tax	(16)	(15)	(30)	(19)
Recognition of previously unrealized gains on debt, net of tax	—	—	—	(34)
Foreign currency translation adjustment, net of tax	5	(9)	(9)	1
Total comprehensive (loss) income	$(2,969)	$267	$(2,401)	$708
Less: comprehensive (loss) income attributable to noncontrolling interests	(502)	57	(410)	146
Comprehensive (loss) income attributable to Sirius XM Holdings Inc.	$(2,467)	$210	$(1,991)	$562

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$127	$306
Receivables, net	668	709
Related party current assets	24	36
Prepaid expenses and other current assets	314	310
Total current assets	1,133	1,361
Property and equipment, net	2,013	1,791
FCC licenses	8,600	8,600
Other intangible assets, net	1,610	1,710
Goodwill	12,390	15,209
Equity method investments	1,079	715
Other long-term assets	658	670
Total assets	$27,483	$30,056
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,172	$1,303
Accrued interest	77	174
Current portion of deferred revenue	1,088	1,195
Current maturities of debt, including $583 and $574 measured at fair value, respectively (Note 11)	589	1,079
Other current liabilities	47	192
Related party current liabilities	88	8
Total current liabilities	3,061	3,951
Long-term deferred revenue	82	88
Long-term debt, including $590 and $688 measured at fair value, respectively (Note 11)	10,137	10,073
Deferred tax liabilities	2,238	2,414
Other long-term liabilities	1,106	428
Total liabilities	16,624	16,954
Commitments and contingencies (Note 14)
Equity:
Common stock, par value $0.001 per share; 900 shares authorized; 339 and zero shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Former Parent's investment	—	(5,284)
Accumulated other comprehensive (loss) income, net of tax	(30)	7
Additional paid-in capital	—	—
Retained earnings	10,889	15,353
Total stockholders' equity/Former Parent's investment	10,859	10,076
Non-controlling interests	—	3,026
Total equity	10,859	13,102
Total liabilities and equity	$27,483	$30,056

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC.
CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

For the Three Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Former Parent's investment	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions)
Balance at June 30, 2024	—	$—	$(5,242)	$15,859	$(19)	$3,124	$13,722
Net loss	—	—	—	(2,456)	—	(502)	(2,958)
Change in accounting method	—	—	—	(4)	—	—	(4)
Other comprehensive loss	—	—	—	—	(11)	—	(11)
Share-based compensation	—	—	41	16	—	7	64
Exercise of options and RSU vestings in period	—	—	(30)	—	—	30	—
Withholding taxes on net share settlements of share-based compensation	—	—	(16)	—	—	—	(16)
Dividends paid	—	—	—	—	—	(17)	(17)
Tax sharing adjustment with Former Parent	—	—	82	—	—	—	82
Other, net	—	—	(3)	—	—	—	(3)
Change in capitalization in connection with the Split-Off	339	—	5,168	(2,526)	—	(2,642)	—
Balance at September 30, 2024	339	$—	$—	$10,889	$(30)	$—	$10,859
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC.
CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

For the Three Months Ended September 30, 2023
	Total Former Parent's Investment
	Former Parent's investment	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
(in millions)
Balance at June 30, 2023	$(5,298)	$14,948	$4	$2,960	$12,614
Net income	—	233	—	58	291
Other comprehensive loss	—	—	(22)	(1)	(23)
Share-based compensation	54	—	—	9	63
Exercise of options and RSU vestings in period	(32)	—	—	36	4
Withholding taxes on net share settlements of share-based compensation	(33)	—	—	—	(33)
Shares repurchased	5	—	—	(77)	(72)
Dividends paid	—	—	—	(15)	(15)
Other, net	(3)	1	—	(1)	(3)
Balance at September 30, 2023	$(5,307)	$15,182	$(18)	$2,969	$12,826
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC.
CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

For the Nine Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Former Parent's investment	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
(in millions)
Balance at December 31, 2023	—	$—	$(5,284)	$15,353	$7	$3,026	$13,102
Net loss	—	—	—	(1,952)	—	(410)	(2,362)
Change in accounting method	—	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	(37)	(2)	(39)
Share-based compensation	—	—	131	15	—	24	170
Exercise of options and RSU vestings in period	—	—	(55)	—	—	55	—
Withholding taxes on net share settlements of share-based compensation	—	—	(39)	—	—	—	(39)
Dividends paid by subsidiary	—	—	—	—	—	(51)	(51)
Tax sharing adjustment with Former Parent	—	—	82	—	—	—	82
Other, net	—	—	(3)	—	—	—	(3)
Change in capitalization in connection with the Split-Off	339	—	5,168	(2,526)	—	(2,642)	—
Balance at September 30, 2024	339	$—	$—	$10,889	$(30)	$—	$10,859
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC.
CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

For the Nine Months Ended September 30, 2023
	Total Former Parent's Investment
	Former Parent's investment	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
(in millions)
Balance at December 31, 2022	$(5,368)	$14,567	$34	$3,138	$12,371
Net income	—	614	—	146	760
Other comprehensive loss	—	—	(52)	—	(52)
Share-based compensation	139	—	—	25	164
Exercise of options and RSU vestings in period	(49)	—	—	54	5
Withholding taxes on net share settlements of share-based compensation	(52)	—	—	—	(52)
Shares repurchased by subsidiary	45	—	—	(319)	(274)
Dividends paid by subsidiary	—	—	—	(48)	(48)
Other, net	(22)	1	—	(27)	(48)
Balance at September 30, 2023	$(5,307)	$15,182	$(18)	$2,969	$12,826
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$(2,362)	$760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	455	460
Non-cash impairment and restructuring costs	3,355	21
Non-cash interest expense, net of amortization of premium	20	11
Unrealized gains on intergroup interests, net	—	(68)
Realized and unrealized (gains) losses on financial instruments, net	(122)	86
Gain on extinguishment of debt	—	(27)
Share of losses of equity method investments, net	89	10
Share-based payment expense	154	151
Deferred income tax benefit	(176)	(63)
Amortization of right-of-use assets	33	35
Other charges, net	28	31
Changes in operating assets and liabilities:
Receivables and other assets	(157)	(61)
Deferred revenue	(113)	(81)
Payables and other liabilities	(142)	36
Net cash provided by operating activities	1,062	1,301
Cash flows from investing activities:
Additions to property and equipment	(563)	(521)
Other investing activities, net	(229)	(44)
Net cash used in investing activities	(792)	(565)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(39)	(52)
Revolving credit facility borrowings	1,841	1,670
Revolving credit facility repayments	(1,593)	(1,615)
Proceeds from long-term borrowings, net of costs	610	931
Repayments of long-term borrowings	(1,204)	(1,691)
Settlement of intergroup interests	—	273
Common stock repurchased and retired	—	(274)
Dividends paid	(51)	(48)
Other financing activities	(14)	35
Net cash used in financing activities	(450)	(771)
Net decrease in cash, cash equivalents and restricted cash	(180)	(35)
Cash, cash equivalents and restricted cash at beginning of period (1)	315	370
Cash, cash equivalents and restricted cash at end of period (1)	$135	$335

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Nine Months Ended September 30,
(in millions)	2024	2023
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$419	$481
Income taxes paid	$166	$125
Non-cash investing and financing activities:
Finance lease obligations incurred to acquire assets	$—	$7
Tax equity investments	$737	$—

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

	As of September 30,
(in millions)	2024	2023
Cash and cash equivalents	$127	$327
Restricted cash included in Other long-term assets	8	8
Total cash, cash equivalents and restricted cash at end of period	$135	$335

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)

(1)Business & Basis of Presentation
Liberty Media Transactions
Sirius XM Holdings Inc., the reporting company under this Quarterly Report on Form 10-Q, is the product of a series of transactions that closed after market close on Monday, September 9, 2024.
On September 9, 2024 at 4:05 p.m., New York City time, Liberty Media Corporation (“Liberty Media” or “Former Parent”) completed its previously announced split-off (the “Split-Off”) of its former wholly owned subsidiary, Liberty Sirius XM Holdings Inc. (“SplitCo”). The Split-Off was accomplished by Liberty Media redeeming each outstanding share of Liberty Media’s Series A, Series B and Series C Liberty SiriusXM common stock, par value $0.01 per share, in exchange for 0.8375 of a share of SplitCo common stock, par value $0.001 per share (the “Redemption”), with cash being paid to entitled record holders of Liberty SiriusXM common stock in lieu of any fractional shares of common stock of SplitCo.
Following the Split-Off, on September 9, 2024 at 6:00 p.m., New York City time (the “Merger Effective Time”), a wholly owned subsidiary of SplitCo merged with and into Sirius XM Holdings Inc. (“Old Sirius”), with Old Sirius surviving the merger as a wholly owned subsidiary of SplitCo (the “Merger” and together with the Split-Off, the “Transactions”). Upon consummation of the Merger, each share of common stock of Old Sirius, par value $0.001 per share, issued and outstanding immediately prior to the Merger Effective Time (other than shares owned by SplitCo and its subsidiaries) was converted into one-tenth (0.1) of a share of SplitCo common stock, with cash being paid to entitled record holders of Old Sirius common stock in lieu of any fractional shares of common stock of SplitCo. At the Merger Effective Time, Old Sirius was renamed “Sirius XM Inc.” and SplitCo was renamed “Sirius XM Holdings Inc.” In connection with the Transactions and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SplitCo became the successor issuer to Old Sirius and succeeded to the attributes of Old Sirius as the registrant, including Old Sirius’s Commission File Number and CIK number.
The Transactions are intended to generally be tax-free to holders of Liberty SiriusXM common stock and Sirius XM Holdings common stock (except with respect to any cash received by such holders) and the completion of the Transactions was subject to various conditions, including the receipt of opinions of tax counsel.
General
The accompanying unaudited consolidated financial statements represent a combination of the historical financial information of Old Sirius and the assets and liabilities of SplitCo until the date of the Merger Effective Time. Although SplitCo was reported as a combined company until the Merger Effective Time, all periods reported herein are referred to as consolidated. All significant intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. These consolidated financial statements refer to the combination of Old Sirius and the aforementioned assets and liabilities as “Sirius XM Holdings,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. “Sirius XM” refers to Sirius XM Holdings’ wholly owned subsidiaries, Sirius XM Inc., Sirius XM Radio LLC and its subsidiaries other than Pandora. “Pandora” refers to Sirius XM's wholly owned subsidiary Pandora Media, LLC and its subsidiaries. The Split-Off is being accounted for at historical cost due to the pro rata nature of the distribution to holders of SplitCo common stock.
The accompanying (a) consolidated balance sheet as of December 31, 2023, has been derived from audited financial statements, and (b) the interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for such periods have been included. Interim results are not necessarily indicative of results that may be expected for a full year. These consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 2023 as presented in the prospectus filed with the SEC on July 23, 2024, which forms part of Liberty Sirius XM Holdings' Registration Statement on Form S-4 (File No. 333-276758) (the “Registration Statement”).

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Public companies are required to disclose certain information about their reportable operating segments. Operating segments are defined as significant components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment. We have determined that we have two reportable segments as our chief operating decision maker, who is the Chief Executive Officer of Sirius XM Holdings, assesses performance and allocates resources based on the financial results of these segments. Refer to Note 16 for information related to our segments.
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements. Disclosure of relevant subsequent events have been included throughout these unaudited consolidated financial statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates. Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include asset impairment, fair value measurement of non-financial instruments, depreciable lives of our satellites, share-based payment expense and income taxes.
Business
Sirius XM Holdings operates two complementary audio entertainment businesses - one of which it refers to as “Sirius XM” and the second of which it refers to as “Pandora and Off-platform”.
Sirius XM
The Sirius XM business features music, sports, entertainment, comedy, talk, and news channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM packages include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through Sirius XM’s two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and Sirius XM’s website. The Sirius XM service is also available through an in-car user interface, called “360L”, that combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
The primary source of revenue from the Sirius XM business is subscription fees, with most of its customers subscribing to monthly or annual plans. Sirius XM also derives revenue from advertising on select non-music channels, which is sold under the SiriusXM Media brand, direct sales of satellite radios and accessories, and other ancillary services.  As of September 30, 2024, the Sirius XM business had approximately 33.2 million subscribers.
In addition to the audio entertainment businesses, Sirius XM Holdings provides connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. Sirius XM Holdings also offers a suite of data services that includes graphical weather and fuel prices, a traffic information service, and real-time weather services in boats and airplanes.
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in Sirius XM’s subscriber count or subscriber-based operating metrics.
Pandora and Off-platform
The Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of September 30, 2024, Pandora had approximately 5.9 million subscribers.
The majority of revenue from Pandora is generated from advertising on Pandora’s ad-supported radio service which is sold under the SiriusXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Sirius XM also sells advertising on other audio platforms and in widely distributed podcasts, which it considers to be off-platform services. Sirius XM has an arrangement with SoundCloud Holdings, LLC (“SoundCloud”) to be its exclusive ad sales representative in the US and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. It also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., Sirius XM provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.
Effects of the Transactions
Prior to the closing of the Transactions, a portion of Liberty Media’s general and administrative expenses, including certain legal, tax, accounting, treasury and investor relations support of $3 and $11 for the three months ended September 30, 2024 and 2023, respectively, and $15 and $31 for the nine months ended September 30, 2024 and 2023, respectively, were allocated to SplitCo and are included in General and administrative in the unaudited consolidated statements of operations. In addition, during the three and nine months ended September 30, 2024 we incurred costs related to the Transactions of $32 and $68, respectively, which were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations.
Following the closing of the Transactions, Liberty Media and Sirius XM Holdings operate as separate, publicly traded companies, and neither has any continuing stock ownership, beneficial or otherwise, in the other. In connection with the Transactions, Liberty Media and Sirius XM Holdings entered into the Reorganization Agreement and certain other agreements, including a tax sharing agreement, governing the relationship between the two companies. Refer to Note 15 for more information regarding the tax sharing agreement.
Refer to Note 2, Summary of Significant Accounting Policies, in the December 31, 2023 audited combined financial statements included in the Registration Statement.
Reclasses
Certain prior period amounts have been reclassified for comparability with the current year presentation.
Recently Adopted Accounting Policies
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which expands the population of investments for which an investor may elect to apply the proportional amortization method. Under this ASU, an investor in a tax equity investment may elect the proportional amortization method for qualifying investments on a tax credit program-by-program basis. We adopted ASU 2023-02 as of January 1, 2024 using the modified retrospective approach.
Adoption of the new standard resulted in the recording of additional Equity method investments, Related party current liabilities, Other Long-term liabilities, Deferred tax liabilities and a cumulative effect adjustment to opening retained earnings. The effects of the changes made to our unaudited consolidated balance sheet as of January 1, 2024 for the adoption of ASU 2023-02 are included in the table below.

	Balance at December 31, 2023	Adjustments Due to ASU 2023-02	Balance at January 1, 2024
Balance Sheet
Equity method investments	$715	$122	$837
Related party current liabilities	$8	$15	$23
Other long-term liabilities	$428	$109	$537
Deferred tax liabilities	$2,414	$(3)	$2,411
Retained earnings	$15,353	$1	$15,354

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(2)Net (Loss) Income per Share
Basic net (loss) income per common share is calculated by dividing the (loss) income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and nine months ended September 30, 2024 and 2023.
In calculating basic net (loss) income per common share, we used 337 and 339 common shares for the three and nine months ended September 30, 2023, respectively, which was the weighted average number of shares of Liberty Media's Series A, Series B, and Series C Liberty SiriusXM common stock and Old Sirius's common stock as converted by the Redemption and Merger exchange ratios, respectively, as no SplitCo shares were outstanding during that period. In calculating diluted net (loss) income per common share, we used 360 of diluted common shares for each of the three and nine months ended September 30, 2023, which was the weighted average number of shares of Liberty Media's Series A, Series B, and Series C Liberty SiriusXM common stock and Old Sirius's common stock adjusted for the impact of dilutive instruments as converted by the Redemption and Merger exchange ratios, respectively, as no SplitCo shares were outstanding during that period.
Common stock equivalents of 41 and 36 for the three months ended September 30, 2024 and 2023, respectively, and 40 and 36 for the nine months ended September 30, 2024 and 2023, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income available to common stockholders for basic net (loss) income per common share	$(2,456)	$234	$(1,952)	$614
Net (loss) income attributable to noncontrolling interest	(502)	57	(410)	146
Total net (loss) income	(2,958)	291	(2,362)	760
Effect of interest on assumed conversions of convertible notes, net of tax	—	6	—	2
Net (loss) income available to common stockholders for dilutive net (loss) income per common share	$(2,958)	$297	$(2,362)	$762
Denominator:
Weighted average common shares outstanding for basic net (loss) income per common share	339	337	337	339
Weighted average impact of assumed convertible and exchangeable notes	—	21	—	19
Weighted average impact of dilutive equity instruments	—	2	—	2
Weighted average shares for diluted net (loss) income per common share	339	360	337	360
Net (loss) income per common share:
Basic	$(8.74)	$0.86	$(7.01)	$2.24
Diluted	$(8.74)	$0.82	$(7.01)	$2.12

(3)Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of September 30, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. Due to the variable rate nature of the Credit Facility (including the Incremental Term Loan) and Margin Loan, each as defined

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
in Note 11, we believe that the carrying amount approximated fair value at September 30, 2024 and December 31, 2023. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:
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
Our assets and liabilities measured at fair value were as follows:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$25	$—	$—	$25	$266	$—	$—	$266
Financial instruments(a)	$59	$—	$—	$59	$53	$—	$—	$53
Debt (b)	$—	$1,173	$—	$1,173	$—	$1,262	$—	$1,262
(a)Level 1 financial instrument assets are comprised of the Company's deferred compensation plan assets. Refer to Note 13 for additional discussion.
(b)The fair values of the Exchangeable Notes and Convertible Notes are based on quoted market prices but are not considered to be traded on “active markets,” as defined by GAAP. Refer to Note 11 for additional discussion related to our debt.

Realized and Unrealized Gains (Losses) on Financial Instruments, net
Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following and are included in Other income, net on the unaudited consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equity securities	$—	$(11)	$—	$(11)
Debt measured at fair value (a)	22	(28)	117	34
Change in fair value of bond hedges	—	(15)	—	(114)
Other	—	(1)	5	5
Total	$22	$(55)	$122	$(86)
(a)We elected to account for the Exchangeable Notes and Convertible Notes using the fair value option. The Exchangeable Notes and the Convertible Notes are the obligations of Sirius XM Holdings. Sirius XM is not an obligor or guarantor of ether the Exchangeable Notes of the Convertible Notes. Changes in the fair value of the Exchangeable Notes and Convertible Notes recognized in the unaudited consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable or convertible. We isolate the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the Exchangeable Notes and Convertible Notes attributable to changes in the instrument specific credit risk was a loss of $16 and a loss of $15 for the three months ended September 30, 2024 and 2023, respectively, and a loss of $30 and a loss of $27 for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2023, we recognized $42 of previously unrecognized gains related to the retirement of a portion of Liberty Media's 1.375% Cash Convertible Senior Notes due 2023 and Liberty Media's 2.125% Exchangeable Senior Debentures due 2048, which was recognized through Other income, net in the unaudited consolidated statements of operations. There was no retirement of debt measured at fair value during the three and nine months ended September 30, 2024. The cumulative change since issuance was a loss of $99 as of September 30, 2024, net of the recognition of previously unrecognized gains and losses.

(4)Impairment, Restructuring and Other Costs
During the three and nine months ended September 30, 2024, impairment, restructuring and other costs were $3,388 and $3,441, respectively. During the three months ended September 30, 2024, we recorded charges of $3,353 primarily related to

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
impairments of Goodwill and non-controlling investments, costs associated with the Transactions of $32 and a charge of $3 associated with severance and other restructuring costs. During the nine months ended September 30, 2024, we recorded impairment charges of $3,354 primarily related to impairment of Goodwill and non-controlling investments, costs associated with the Transactions of $68, and a charge of $19 associated with severance and other restructuring costs. Refer to Notes 6 and 10 for more information on the goodwill and non-controlling investment impairment charges, respectively.
During the three and nine months ended September 30, 2023, restructuring costs were $4 and $39, respectively. During the nine months ended September 30, 2023, we initiated measures to pursue greater efficiency and to realign our business and focus on strategic priorities. As part of these measures, we reduced the size of our workforce by approximately 475 roles, or 8%, and recorded a charge of $31 primarily related to severance and other related costs. In addition, we vacated one of our leased locations and recorded an impairment of $5 to reduce the carrying value of the related right of use asset to its estimated fair value. Additionally, we accrued expenses of $2 for which we will not recognize any future economic benefits. The restructuring and related impairment charges were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations.

(5)Receivables, net
Receivables, net, includes customer accounts receivable, receivables from distributors and other receivables. We do not have any customer receivables that individually represent more than ten percent of our receivables.
Customer accounts receivable, net, includes receivables from our subscribers and advertising customers, including advertising agencies and other customers, and is stated at amounts due, net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon our assessment of various factors.  We consider historical experience, the age of the receivable balances, current economic conditions, industry experience and other factors that may affect the counterparty’s ability to pay.  Bad debt expense is included in Customer service and billing expense in our unaudited consolidated statements of operations.
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
Receivables, net, consists of the following:

	September 30, 2024	December 31, 2023
Gross customer accounts receivable	$601	$631
Allowance for doubtful accounts	(8)	(15)
Customer accounts receivable, net	$593	$616
Receivables from distributors	55	56
Other receivables	20	37
Total receivables, net	$668	$709

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
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
In connection with the close of the Transactions our market capitalization sustained a decrease during the third quarter of 2024 and we concluded that, in accordance with ASC 350, a triggering event occurred indicating that potential impairment exists, which required us to conduct an interim test of the fair value of the goodwill for the Sirius XM and Pandora and Off-platform reporting units. In accordance with ASC 350, we performed a quantitative goodwill impairment test and determined the fair value of our reporting units using a combination of an income approach, employing a discounted cash flow model, and a market approach, employing a guideline public company approach. The discounted cash flow model, which estimates fair value based on the present value of future cash flows, requires us to make various assumptions regarding the timing and amount of these cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The terminal value is estimated using a long-term growth rate, which is based on expected trends and projections. A discount rate is determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. The results of our goodwill impairment test indicated that the estimated fair value of the Pandora reporting unit exceeded its carrying amount, whereas the carrying amount of the Sirius XM reporting unit exceeded its estimated fair value. As a result, we recorded a goodwill impairment charge of $2,819 during the three and nine months ended September 30, 2024 to write down the carrying amount of the Sirius XM goodwill in the Impairment, restructuring and other costs line item in our unaudited consolidated statements of operations. As of September 30, 2024, the cumulative balance of goodwill impairments recorded was $3,775, $2,819 of which was recognized during the three months ended September 30, 2024 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 of which was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of September 30, 2024, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $11,431 and $959, respectively, and as of December 31, 2023, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $14,250 and $959, respectively.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(7)Intangible Assets
Our intangible assets include the following:

		September 30, 2024			December 31, 2023
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Recorded to Sirius XM Reporting Unit:
Indefinite life intangible assets:
FCC licenses	Indefinite	$8,600	$—	$8,600	$8,600	$—	$8,600
Trademarks	Indefinite	930	—	930	930	—	930
Definite life intangible assets:
Customer relationships	15 years	570	(446)	124	570	(418)	152
OEM relationships	15 years	220	(160)	60	220	(149)	71
Licensing agreements	15 years	285	(241)	44	285	(228)	57
Software and technology	7 years	28	(23)	5	28	(22)	6
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(318)	124	442	(279)	163
Software and technology	5 years	391	(380)	11	391	(372)	19
Total intangible assets		$11,778	$(1,568)	$10,210	$11,778	$(1,468)	$10,310

Indefinite Life Intangible Assets
We have identified our Federal Communications Commission (“FCC”) licenses and XM and Pandora trademarks as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.
We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. Each of the FCC licenses authorizes us to use radio spectrum, a reusable resource that does not deplete or exhaust over time.
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As a result of the Sirius XM goodwill impairment discussed in Note 6, we evaluated our FCC licenses, Sirius XM trademark, and Pandora trademark for impairment using a quantitative assessment during the quarter ended September 30, 2024. The results of the assessment indicated that the estimated fair values for these indefinite-lived assets exceeded their carrying values and no impairment loss was recognized for intangible assets with indefinite lives during the three and nine months ended September 30, 2024 and 2023.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $32 and $49 for the three months ended September 30, 2024 and 2023, respectively, and $101 and $150 for the nine months ended September 30, 2024 and 2023, respectively. There were no retirements or impairments of definite lived intangible assets during the three and nine months ended September 30, 2024 and 2023.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The expected amortization expense for each of the fiscal years 2024 through 2028 and for periods thereafter is as follows:

Years ending December 31,	Amount
2024 (remaining)	$31
2025	124
2026	123
2027	75
2028	15
Thereafter	—
Total definite life intangible assets, net	$368

(8)Property and Equipment
Property and equipment, net, consists of the following:

	September 30, 2024	December 31, 2023
Satellite system	$1,598	$1,598
Capitalized software and hardware	2,180	2,178
Construction in progress	1,085	538
Other	695	627
Total property and equipment	5,558	4,941
Accumulated depreciation	(3,545)	(3,150)
Property and equipment, net	$2,013	$1,791
Construction in progress consists of the following:

	September 30, 2024	December 31, 2023
Satellite system	$706	$490
Capitalized software and hardware	339	17
Other	40	31
Construction in progress	$1,085	$538
Depreciation and amortization expense on property and equipment was $113 and $96 for the three months ended September 30, 2024 and 2023, respectively, and $354 and $310 for the nine months ended September 30, 2024 and 2023, respectively. During the three and nine months ended September 30, 2024, we retired property and equipment of $3 and $58, respectively. There were no fixed asset impairment charges recorded during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, we recorded fixed asset impairment charges of $1 and $14, respectively, primarily related to terminated software projects.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $7 and $4 for the three months ended September 30, 2024 and 2023, respectively, and $19 and $10 for the nine months ended September 30, 2024 and 2023, respectively, which related to the construction of our SXM-9, SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $7 and $6 for the three months ended September 30, 2024 and 2023, respectively, and $19 and $13 for the nine months ended September 30, 2024 and 2023, respectively.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Satellites
As of September 30, 2024, we operated a fleet of five satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of September 30, 2024:

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
The components of lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$22	$14	$53	$46
Finance lease cost	2	2	5	3
Sublease income	—	—	(2)	(2)
Total lease cost	$24	$16	$56	$47

During the nine months ended September 30, 2024 and 2023, we ceased using certain of our leased locations and recorded an impairment charge of $8 and $5, respectively, to write down the carrying value of the related right-of-use assets to their estimated fair values. Refer to Note 4 for additional information.

(10)Related Party Transactions
In the normal course of business, we enter into transactions with our equity method investments (tax equity investments, Sirius XM Canada and SoundCloud) which are considered related party transactions.
Tax Equity Investments
We have entered into certain tax-effective clean energy technology investments. We invested $20 and $3 during the three months ended September 30, 2024 and 2023, respectively, and $229 and $44 during the nine months ended September 30, 2024 and 2023, respectively, in these clean energy projects. As of January 1, 2024, we adopted ASU 2023-02 using the modified retrospective approach and have accounted for these investments using the proportional amortization method. The unamortized investment balance as of September 30, 2024 was $905 and was recorded to Equity method investments in our unaudited consolidated balance sheets. Under the proportional amortization method, the investment balance will be amortized over the term of the investments based on the current period income tax benefits as a proportion to the total expected income tax benefits. We also recorded liabilities of $750 related to future contractual payments and contingent payments which we

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
determined to be probable, of which $88 is recorded in Related party current liabilities and the balance is recorded in Other long-term liabilities in our unaudited consolidated balance sheets.

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
During the three months ended September 30, 2024, we evaluated our investment in Sirius XM Canada for impairment and determined that the carrying value of our equity method investment exceeded its fair value. We performed a quantitative impairment test and determined the fair value of our investment using a combination of an income approach, employing a discounted cash flow model, and a market approach, employing a guideline public company approach. The discounted cash flow model relies on making assumptions, such as expected growth in profitability and discount rate, which we believe are appropriate. As a result, we recorded an impairment of our equity method investment in Sirius XM Canada of $500. This loss from impairment was included in Impairment, restructuring and other costs within our unaudited consolidated statement of operations for the three and nine months ended September 30, 2024.
Our Equity method investments as of September 30, 2024 and December 31, 2023 included the carrying value of our investment balance in Sirius XM Canada of $100 and $604, respectively, and, as of each of September 30, 2024 and December 31, 2023, also included $8, for the long-term value of the outstanding loan to Sirius XM Canada.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of operations of $23 and $27 during the three months ended September 30, 2024 and 2023, respectively, and $71 and $78 during the nine months ended September 30, 2024 and 2023, respectively.

SoundCloud
In February 2020, we completed a $75 investment in Series G Membership Units of SoundCloud. The Series G Units are convertible at the option of the holders at any time into shares of ordinary membership units of SoundCloud at a ratio of one ordinary membership unit for each Series G Unit. The investment in SoundCloud is accounted for as an equity method investment as we do not have the ability to direct the most significant activities that impact SoundCloud's economic performance.
Our investment in SoundCloud is recorded in Equity method investments in our unaudited consolidated balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's ten-member board of managers. Sirius XM's share of SoundCloud's net gain (loss) was $1 and less than $1 for the three months ended September 30, 2024 and 2023, respectively, and $(1) and $(2) for the nine months ended September 30, 2024 and 2023, respectively, which was recorded in Other income, net in our unaudited consolidated statements of operations.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the US and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $14 for each of the three months ended September 30, 2024 and 2023, and $44 and $39 for the nine months ended September 30, 2024 and 2023, respectively. We also had related party liabilities of $19 and $20 as of September 30, 2024 and December 31, 2023, respectively, related to this agreement.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(11)Debt
Our debt as of September 30, 2024 and December 31, 2023 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	September 30, 2024	September 30, 2024	December 31, 2023
SiriusXM Holdings level notes and loans:
Sirius XM Holdings(b)	March 2023	3.75% Convertible Senior Notes	March 15, 2028	Semi-annually in arrears on March 15 and September 15	$575	$590	$688
Sirius XM Holdings(b)	November 2019	2.75% Exchangeable Senior Debentures	December 1, 2049	quarterly in arrears on March 1, June 1, September 1, and December 1	585	583	574
Sirius XM Holdings	Various	Margin Loan	Various	n/a	—	—	695
Sirius XM notes and loans:
Sirius XM(c)	April 2022	Incremental Term Loan	April 11, 2024	variable fee paid monthly	—	—	500
Sirius XM(c)	September 2024	Incremental Term Loan	September 9, 2027	variable fee paid quarterly	610	610	—
Sirius XM	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	August 31, 2026	variable fee paid quarterly	250	250	—
Sirius XM(c)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	995	994
Sirius XM(c)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,495	1,494
Sirius XM(c)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,987	1,985
Sirius XM(c)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,242	1,241
Sirius XM(c)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,490	1,488
Sirius XM(c)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,488	1,487
Sirius XM	Various	Finance leases	Various	n/a	n/a	12	15
Total debt						10,742	11,161
Less: total current maturities (d)						589	1,079
Less: total deferred financing costs, net						16	9
Total long-term debt						$10,137	$10,073
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount except for the debt measured at fair value noted in (b) below.
(b)Measured at fair value.
(c)All material domestic subsidiaries, including Pandora and its subsidiaries as well as Sirius XM Inc., that guarantee the Credit Facility have guaranteed the Incremental Term Loan and these notes.
(d)Current maturities of long-term debt includes the 2.75% Exchangeable Senior Debentures due 2049 due to the put and call features discussed below.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Sirius XM Holdings level notes and loans:
3.75% Convertible Senior Notes due 2028
On March 10, 2023, Liberty Media issued $575 aggregate principal amount of its 3.75% convertible notes due 2028 (the “Convertible Notes”). In connection with the Split-Off, we assumed all of the obligations of Liberty Media under the indenture governing the Convertible Notes and the Convertible Notes. The Convertible Notes accrue interest at a rate of 3.75% per annum and mature on March 15, 2028.
Pursuant to the terms of the indenture governing the Convertible Notes, holders of the Convertible Notes may convert their Convertible Notes, in integral multiples of $1,000 principal amount, at their option, under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the conversion price of the Convertible Notes on the last day of such preceding calendar quarter; (ii) during the five business-day period after any five consecutive trading-day period (the “Measurement Period”), in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate for the Convertible Notes on each such trading day; (iii) if the Company calls the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events described in the Convertible Notes Indenture. In addition, holders may convert their Convertible Notes at their option at any time on or after December 15, 2027 and ending on the close of business on the second scheduled trading day immediately preceding the stated maturity date for the Convertible Notes, without regard to the foregoing circumstances. Upon a conversion of the Convertible Notes, we may elect to pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of our common stock. As of September 30, 2024, the conversion rate for the Convertible Notes was 29.6947 shares (not in millions) of our common stock per $1,000 principal amount (not in millions) of Convertible Notes, equivalent to a conversion price of approximately $33.68 per share of our common stock (not in millions). We elected to account for the notes using the fair value option. See Note 3 for information related to unrealized gains (losses) on debt measured at fair value.
2.75% Exchangeable Senior Debentures due 2049
On November 26, 2019, Liberty Media issued approximately $604 aggregate principal amount of its 2.75% exchangeable senior debentures due 2049 (the “Exchangeable Notes”). In connection with the Transactions, Liberty Media transferred and assigned its rights and liabilities as obligor and maker of the Exchangeable Notes and its obligations under the indenture governing the Exchangeable Notes to us. The reference shares per $1,000 principal amount (not in millions) of Exchangeable Notes consists of approximately 11.6023 shares (not in millions) of our common stock. Upon an exchange of the Exchangeable Notes, we will satisfy our exchange obligation solely in cash.
Pursuant to the terms of the indenture governing the Exchangeable Notes, as a result of the Transactions, holders of the Exchangeable Notes have the right to require us to repurchase the Exchangeable Notes for a purchase price equal to 100% of the adjusted principal amount of the Exchangeable Notes plus accrued and unpaid interest to the repurchase date plus any final period distribution. Notice of such repurchase right was distributed to holders of Exchangeable Notes on August 30, 2024 and the offer expired at 5:00 p.m., New York City time, on October 24, 2024.
Holders of the Exchangeable Notes also have the right to require us to purchase such Exchangeable Notes on December 1, 2024 for a purchase price equal to 100% of the adjusted principal amount of the Exchangeable Notes plus accrued and unpaid interest to the repurchase date, plus any final period distribution. Notice of such repurchase right was distributed to holders of Exchangeable Notes on October 4, 2024 and the offer will expire at 5:00 p.m., New York City time, on November 27, 2024 unless extended. We may elect to redeem the Exchangeable Notes on or after December 1, 2024 for a redemption price equal to 100% of the adjusted principal amount of the Exchangeable Notes debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. We elected to account for the Exchangeable Notes using the fair value option. See Note 3 for information related to unrealized gains (losses) on debt measured at fair value.
Margin Loan
In February 2021, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of SplitCo which merged with and into SplitCo following the Transactions, borrowed $125 pursuant to an amendment to its margin loan agreement

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
secured by shares of our common stock (the “Margin Loan”) that was comprised of an $875 term loan and an $875 revolving line of credit. The term loan and any drawn portion of the revolver carried an interest rate of the London Inter-Bank Offer Rate plus 2.00% with the undrawn portion carrying a fee of 0.50%. In March 2023, Siri MarginCo amended the Margin Loan, increasing the revolving line of credit to $1,075, extending the maturity to March 2026 and changing the interest rate to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. During the nine months ended September 30, 2024, Siri MarginCo repaid $695 borrowings outstanding under the term loan.
Sirius XM notes and loans:
The Credit Facility
In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and by Sirius XM Inc. and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries. From and after July 1, 2023, Sirius XM's borrowings are based on the SOFR plus an applicable rate based on its debt to operating cash flow ratio. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis. The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of September 30, 2024. All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.
In April 2022, Sirius XM entered into an amendment to the Credit Facility to incorporate an Incremental Term Loan borrowing of $500. Interest on the Incremental Term Loan borrowing was based on the SOFR plus an applicable rate. On April 11, 2024, the Incremental Term Loan matured and was retired with cash for 100% of the principal amount plus accrued and unpaid interest to the date of maturity.
On January 26, 2024, Sirius XM entered into an amendment to the Credit Facility to, among other things, incorporate a $1,100 delayed draw incremental term loan. Subject to the conditions described in the amendment, the delayed draw incremental term loan shall be available to be drawn by Sirius XM in up to three separate drawings until December 31, 2024. If drawn, interest on the delayed draw incremental term loan will be based on SOFR plus an applicable rate. As of September 30, 2024, the outstanding balance under the Credit Facility was $250 and the outstanding amount under the incremental term loan was $610.
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

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Fair Value of Debt
The fair values, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM’s debt securities, not reported at fair value, whose carrying value does not approximate fair value, are as follows:

	September 30, 2024	December 31, 2023
Sirius XM 3.125% Senior Notes due 2026	$964	$932
Sirius XM 5.0% Senior Notes due 2027	$1,470	$1,444
Sirius XM 4.0% Senior Notes due 2028	$1,883	$1,827
Sirius XM 5.50% Senior Notes due 2029	$1,219	$1,202
Sirius XM 4.125% Senior Notes due 2030	$1,356	$1,326
Sirius XM 3.875% Senior Notes due 2031	$1,303	$1,277

(12)Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 900 shares of common stock. There were 339 and zero shares of common stock issued and outstanding on September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, there were 30 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Transactions with Former Parent, net
As of December 31, 2022, approximately 1.8 notional shares represented a 2.9% intergroup interest in the Liberty Braves Group previously held by SplitCo and approximately 4.2 notional shares represented a 1.7% intergroup interest in the Liberty Formula One Group ("Formula One Group") previously held by the SplitCo.
During March 2023, the Formula One Group paid approximately $202 to SplitCo to settle a portion of the intergroup interest in the Formula One Group held by SplitCo, as a result of the repurchase of a portion of Liberty Media's 1.375% Cash Convertible Senior Notes due 2023. On July 12, 2023, the Formula One Group paid approximately $71 to SplitCo to settle and extinguish the remaining intergroup interest in the Formula One Group held by SplitCo.
On July 18, 2023, Liberty Media completed the split-off of Atlanta Braves Holdings, Inc. through a redemption of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of Atlanta Braves Holdings, Inc. common stock. The intergroup interest in the Liberty Braves Group attributed to SplitCo was settled and extinguished through the attribution of Atlanta Braves Holdings, Inc. Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Sirius XM Holdings equity activity
All share and per share amounts have been adjusted to reflect the conversion of Old Sirius shares into SplitCo common stock on a one-for-ten basis.
Quarterly Dividends
During the nine months ended September 30, 2024 and 2023, our board of directors declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
2024 dividends
January 24, 2024	$0.266	February 9, 2024	$102	February 23, 2024
April 24, 2024	$0.266	May 10, 2024	$103	May 29, 2024
July 24, 2024	$0.266	August, 9, 2024	$103	August 26, 2024

2023 dividends
January 25, 2023	$0.242	February 9, 2023	$94	February 24, 2023
April 19, 2023	$0.242	May 5, 2023	$94	May 24, 2023
July 26, 2023	$0.242	August 8, 2023	$93	August 30, 2023
(1)During the three months ended September 30, 2024 and 2023, we paid dividends of $17 and $15, respectively, to noncontrolling interests. During the nine months ended September 30, 2024 and 2023, we paid dividends of $51 and $48, respectively, to noncontrolling interests.
Stock Repurchase Program
As of September 30, 2024, our board of directors approved for repurchase an aggregate of $1,166 of our common stock.  The board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions.
We did not repurchase any shares of common stock during the three and nine months ended September 30, 2024
Prior to the closing of the Transactions, the board of directors of Old Sirius had approved the repurchase of an aggregate of $18,000 of its common stock. As of the closing of the Transactions, Old Sirius' cumulative repurchases since December 2012 under that stock repurchase program totaled 373 shares for $16,834, and $1,166 remained available under that stock repurchase program. The stock repurchase program of Old Sirius was terminated on the closing date of the Transactions.
The following table summarizes our total share repurchase activity for the nine months ended:

	September 30, 2024		September 30, 2023
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases	—	$—	7	$274

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(13)Benefit Plans

Included in the accompanying unaudited consolidated statements of operations are the following amounts of share-based compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of services:
Programming and content	$9	$10	$26	$25
Customer service and billing	1	1	4	4
Transmission	1	2	4	4
Sales and marketing	11	13	34	33
Engineering, design, and development	11	11	34	33
General and administrative	25	20	52	52
	$58	$57	$154	$151
SplitCo Awards
Liberty Media granted, to certain of its directors and employees, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and stock options to purchase shares of SplitCo common stock (collectively, "SplitCo Awards"). SplitCo measured the cost of employee services received in exchange for an equity classified SplitCo Award based on the grant-date fair value (“GDFV”) of the SplitCo Award and recognized that cost over the period during which the employee is required to provide service (usually the vesting period of the SplitCo Award). SplitCo measured the cost of employee services received in exchange for a liability classified SplitCo Award based on the current fair value of the SplitCo Award and remeasures the fair value of the SplitCo Award at each reporting date.
At the time of the Split-Off, outstanding stock options to purchase shares of SplitCo common stock were accelerated and became fully vested and exchanged into stock options to purchase shares of our common stock adjusted based on the exchange ratio identified in the Liberty Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “SplitCo Award Exchange Ratio”). The RSAs and RSUs with respect to shares of SplitCo common stock accelerated, became fully vested, and are treated as outstanding shares of our common stock and as such were exchanged into shares of our common stock based on the SplitCo Award Exchange Ratio. Following the Split-Off, a portion of the outstanding stock options to purchase shares of our common stock are to be settled in cash as the underlying shares were not registered, and therefore these awards were classified as liability awards and will be remeasured at each reporting date. As of September 30, 2024, we recognized a liability of $2 related to these awards.
The following table presents the number and weighted average exercise price ("WAEP") of options to purchase shares of our common stock granted to certain officers, employees and directors of Liberty Media, as well as the weighted average remaining life and aggregate intrinsic value of the options. The shares and WAEP have been adjusted for the exchange ratio of 0.8375 shares of Sirius XM Holdings per share of SplitCo. Refer to Note 1 for more information.

	Options (000's)	WAEP	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding at January 1, 2024	5	$34.78
Exercised	(1)	$30.98
Forfeited/Cancelled	—	$—
Transfer to Sirius XM Holdings (1)	(4)	$35.56
Outstanding at September 30, 2024	—
(1)As discussed in the paragraph above, outstanding stock options to purchase shares of SplitCo common stock were accelerated and became fully vested and exchanged into stock options to purchase shares of our common stock, adjusted based on the SplitCo Award Exchange Ratio.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Liberty Media calculated the GDFV for its equity classified options using the Black-Scholes Model. Liberty Media estimated the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for options was based on the historical volatility of SplitCo common stock and, when available, the implied volatility of publicly traded SplitCo options. SplitCo uses a zero-dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

As of September 30, 2024, we reserved 4.1 shares of our common stock for issuance under exercise privileges of outstanding stock options previously granted by Liberty Media.

Sirius XM Holdings Awards
2024 Long-Term Stock Incentive Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. 2024 Long-Term Stock Incentive Plan (the “2024 Plan”). Employees, consultants and non-employee members of Sirius XM Holdings’ board of directors are eligible to receive awards under the 2024 Plan. The 2024 Plan provides for the grant of stock options, stock appreciation rights (“SARs”), RSAs, RSUs and other stock-based awards that the compensation committee (the “Compensation Committee”) of our board of directors deems appropriate. Stock-based awards granted under the 2024 Plan are generally subject to a graded vesting requirement. Stock options generally expire ten years from the date of grant. RSUs include performance-based RSUs (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee’s continued employment. Each RSU entitles the holder to receive one share of common stock upon vesting. As of September 30, 2024, 35 shares of our common stock were available for future grants under the 2024 Plan.
Transitional Stock Adjustment Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). Current and former employees and consultants of Liberty Media or a former direct or indirect subsidiary of Liberty Media, any successor of any such former subsidiary, and the parent company (directly or indirectly) of any such former subsidiary or successor (collectively, a “Qualifying Subsidiary”) or a member of the board of directors of Liberty Media or a Qualifying Subsidiary and in each case, who, as of September 9, 2024, (a) held an outstanding option of any series of Liberty Media’s Liberty SiriusXM common stock (a “Liberty Media SiriusXM Option Award”) pursuant to (i) the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015), as amended, (ii) the Liberty Media Corporation 2013 Nonemployee Director Plan (Amended and Restated as of December 17, 2015), as amended, (iii) the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended, (iv) the Liberty Media Corporation 2022 Omnibus Incentive Plan, as amended, and/or (v) any other stock option or incentive plan adopted or assumed by Liberty Media (each, a “Liberty Media Incentive Plan”) and (b) received an option under the Transitional Plan in accordance with the terms of the Reorganization Agreement were eligible to receive awards under the Transitional Plan. The Transitional Plan provided for the grant of stock options. Stock options were subject to all the terms and conditions of the applicable Liberty Media Incentive Plan and associated instrument under which the corresponding Liberty Media SiriusXM Option Award was made. As of September 30, 2024, 3 shares of our common stock were reserved for issuance in connection with outstanding stock based awards in connection with the Transitional Plan.
Other Plans
We maintain four share-based benefit plans in addition to the 2024 Plan and the Transitional Plan — the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the 2014 Stock Incentive Plan of AdsWizz Inc. and the Pandora Media, Inc. 2011 Equity Incentive Plan. Excluding dividend equivalent units granted as a result of a declared dividend, no further awards may be made under these plans.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees under the Sirius XM Awards:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2023	2024	2023
Risk-free interest rate	4.3%	4.4%	4.0%
Expected life of options — years	3.76	3.76	3.80
Expected stock price volatility	42%	40%	32%
Expected dividend yield	2.0%	2.8%	2.0%

There were no options granted during the three months ended September 30, 2024.
The following table summarizes stock option activity under our share-based plans for the nine months ended September 30, 2024:

	Options	WAEP	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	12	$56.02
Granted	3	$41.95
Exercised	—	$33.58
Forfeited, cancelled or expired	(1)	$50.53
Transfer in from SplitCo (1)	4	$35.56
Outstanding as of September 30, 2024	18	$49.66	4.68	$—
Exercisable as of September 30, 2024	13	$49.96	3.59	$—
(1)As discussed above, outstanding stock options to purchase shares of SplitCo common stock were accelerated and became fully vested and exchanged into stock options to purchase shares of our common stock adjusted based on the SplitCo Award Exchange Ratio under the Transitional Plan.
The weighted average GDFV per stock option granted during the nine months ended September 30, 2024 was $12.31.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $1 and $9, respectively.  During the nine months ended September 30, 2024, the number of net settled shares issued as a result of stock option exercises was less than 1.
The following table summarizes the RSUs, including PRSUs, activity under our share-based plans for the nine months ended September 30, 2024:

	Shares	GDFV Per Share
Nonvested as of January 1, 2024	9	$55.91
Granted	6	$33.33
Vested	(3)	$56.53
Forfeited	(1)	$53.90
Nonvested as of September 30, 2024	11	$43.37
The total intrinsic value of RSUs, including PRSUs, vesting during the nine months ended September 30, 2024 and 2023 was $97 and $123, respectively. During the nine months ended September 30, 2024, the number of net settled shares issued as a result of RSUs vesting totaled 2. During the nine months ended September 30, 2024, we granted 1 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the nine months ended September 30, 2024, we granted less than 1 RSUs, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the nine months ended September 30, 2024.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Total unrecognized compensation costs related to unvested share-based payment awards for our stock options and RSUs, including PRSUs, granted to employees, members of our board of directors and third parties at September 30, 2024 and December 31, 2023 was $465 and $423, respectively.  The total unrecognized compensation costs at September 30, 2024 are expected to be recognized over a weighted-average period of 2.7 years.
401(k) Savings Plans
We sponsor the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.
We recognized expenses of $5 for each of the three months ended September 30, 2024 and 2023, and $16 for each of the nine months ended September 30, 2024 and 2023 in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, for the three months ended September 30, 2024 and 2023, were $(2) and less than $(1), respectively, and $(1) and $1 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the fair value of the investments held in the trust were $59 and $53, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of operations.  We recorded gains (losses) on investments held in the trust of $2 and $(1) for the three months ended September 30, 2024 and 2023, respectively, and $7 and $4 for the nine months ended September 30, 2024 and 2023, respectively.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(14)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of September 30, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total
Debt obligations	$586	$6	$1,255	$2,110	$2,575	$4,250	$10,782
Cash interest payments	21	461	454	395	280	367	1,978
Satellite and transmission	78	207	96	41	1	4	427
Programming and content	90	376	259	172	87	63	1,047
Sales and marketing	29	33	21	7	1	—	91
Satellite incentive payments	2	8	3	3	3	12	31
Operating lease obligations	16	58	55	50	41	74	294
Royalties, minimum guarantees and other	211	618	712	326	282	275	2,424
Total (1)	$1,033	$1,767	$2,855	$3,104	$3,270	$5,045	$17,074
(1)The table does not include our reserve for uncertain tax positions, which at September 30, 2024 totaled $73.
Debt obligations.    Debt obligations include principal payments on outstanding debt and finance lease obligations.
Cash interest payments.    Cash interest payments include interest due on outstanding debt and finance lease payments through maturity.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of September 30, 2024, we had future fixed commitments related to music royalty and podcast agreements of $950, of which $103 will be paid in 2024 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasts, considers factors such as listening hours, downloads, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
We have entered into certain tax equity investments in which we expect to make future contributions. These future contributions are expected to be made over the remaining respective terms of the investments and totaled $750 as of September 30, 2024, of which $16 is expected to be paid in 2024 and the remainder thereafter.
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

New York State v. Sirius XM Radio Inc. On December 20, 2023, the People of the State of New York, by Letitia James, Attorney General of the State of New York (the “NY AG”), filed a Petition in the Supreme Court of the State of New York, New York County, against Sirius XM. The Petition alleges various violations of New York law and the federal Restore Online Shoppers’ Confidence Act (“ROSCA”) arising out of Sirius XM's subscription cancellation practices. In general, the Petition alleges that Sirius XM requires consumers to devote an excessive amount of time to cancel subscriptions and have not implemented cancellation processes that are simple and efficient.

The Petition claims to be brought under certain provisions of New York law that authorize the NY AG to initiate special proceedings seeking injunctive and other equitable relief in cases of persistent business fraud or illegality. The Petition seeks: a permanent injunction against violating provisions of New York law and ROSCA arising out of the alleged deceptive practices associated with Sirius XM's subscription cancellation procedures; an accounting of each consumer who cancelled, or sought to cancel, a satellite radio subscription, including the duration of the cancel interaction and the funds collected from such consumers after that interaction; monetary restitution and damages to aggrieved consumers; disgorgement of all profits resulting from the alleged improper acts; civil penalties; and the NY AG’s costs.

In March 2024, Sirius XM filed its Answer to the Petition which was supported by various factual declarations and asserts affirmative defenses to the allegations contained in the Petition. In connection with the Answer, Sirius XM cross moved for summary judgment with respect to various claims asserted in the Petition. In April 2024, the NY AG filed its responsive pleadings in support of the Petition and in opposition to Sirius XM’s cross motion for summary judgment. In May 2024, Sirius

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
XM filed further opposition to the Petition, and a reply in support of its cross-motion. The Court held oral argument on Sirius XM's motion for summary judgment on October 23, 2024. A decision from the Court on that motion remains pending.

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

The plaintiffs and claimants seek disgorgement, restitution and/or damages in the aggregate amount of U.S. Music Royalty Fees paid by customers, as well as statutory and punitive damages where available. The plaintiffs and claimants also seek to enjoin Sirius XM from advertising its music subscription plans without more specifically disclosing the existence and amount of the U.S. Music Royalty Fee.

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

•On June 5, 2023, Christopher Carovillano and Steven Brandt, individually, as private attorneys general, and on behalf of all other U.S. persons similarly situated (excluding persons in the states of California, New Jersey and Washington), filed a class action complaint against Sirius XM in the United States District Court for the Southern District of New York. On February 6, 2024, the Court issued an Order denying Sirius XM’s Motion to Dismiss and Sirius XM filed an Answer to the complaint on February 20, 2024. On May 24, 2024, Sirius XM filed a Motion for Partial Summary Judgement and to Strike Class Allegations. On July 18, 2024, the Court issued an Opinion and Order granting Sirius XM's motion for partial summary judgement and striking the plaintiffs' class allegations. This case is now expected to proceed solely as to plaintiff's individual claims.
•On June 1, 2024, Elenamarie Burns, Jacqueline Gardner, and Lynne Silver filed a petition on behalf of 7,628 individuals in the Commercial Division of the Supreme Court of New York, County of New York, seeking to compel Sirius XM to arbitrate and advance the payment of American Arbitration Association (the "AAA") arbitration fees in connection with individual arbitrations. On July 3, 2024, those petitioners filed an amended petition seeking the same relief on behalf of a revised list of 7,628 petitioners. The Court has not taken any action in connection with the amended petition.
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

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
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

Other Matters.  In the ordinary course of business, Sirius XM Holdings, Sirius XM and its subsidiaries, such as Pandora, are defendants in various other lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of purported patents, trademarks, copyrights or other intellectual property. None of these other matters, in our opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

(15)Income Taxes
Certain entities and activities attributed to us were included in the federal consolidated income tax returns of Liberty Media during the periods presented. Tax sharing payments were remitted between Liberty Media and us in accordance with Liberty Media’s tax sharing policies based on income tax benefits or liabilities attributed to us. As of September 30, 2024 and December 31, 2023, we had an income tax payable of approximately $45 and $131, respectively, included in other current liabilities in our unaudited consolidated balance sheet.
In connection with the Transactions, we entered into a new Tax Sharing Agreement with Liberty Media. The Tax Sharing Agreement generally allocates taxes, tax benefits, tax items, and tax-related losses between Liberty Media and us in a manner consistent with the tax sharing policies of Liberty Media in effect prior to the Split-Off, with taxes, tax benefits and tax items attributable to the assets, liabilities and activities attributed to the Liberty Formula One Group and the Liberty Live Group being allocated to Liberty Media, and taxes, tax benefits and tax items attributable to the assets, liabilities and activities attributed to the Liberty SiriusXM Group being allocated to us. In addition, the Tax Sharing Agreement includes additional provisions related to the manner in which any taxes or tax-related losses arising from the Split-Off will be allocated between the parties and provides restrictive covenants intended to preserve the generally tax-free treatment of the Transactions. The failure by a party to comply with its restrictive covenants may change the general allocation of taxes, tax benefits and tax items between the parties related to the Transactions. The parties must indemnify each other for taxes and losses allocated to them under the Tax Sharing Agreement and for taxes and losses arising from a breach by them of their respective covenants and obligations under the Tax Sharing Agreement. The Tax Sharing Agreement also includes provisions addressing the filing of tax returns, control of tax audits, cooperation on tax matters, retention of tax records, indemnification, and other tax matters.
Income tax benefit (expense) was $39 and $(79) for the three months ended September 30, 2024 and 2023, respectively, and $(103) and $(199) for the nine months ended September 30, 2024 and 2023, respectively.
Our effective tax rate for the three months ended September 30, 2024 and 2023 was 1.3% and (21.4)%, respectively. Our effective tax rate for the nine months ended September 30, 2024 and 2023 was (4.6)% and (20.8)%, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was primarily impacted by the nondeductible Sirius XM goodwill impairment charge, partially offset by tax losses related to share-based compensation and an increase in valuation allowance and net operating loss expirations related to state net operating losses that are projected to expire unutilized. The effective tax rate for the three and nine months ended September 30, 2023 was primarily impacted by the release of valuation reserves against state net operating losses we now expect to realize and benefits related to certain tax credits. We estimate our effective tax rate for the year ending December 31, 2024 will be approximately 21%.
During the three and nine months ended September 30, 2024, we recognized net tax benefits of $9 and $25, respectively, related to our tax equity investments. These recognized net tax benefits were recorded to Income tax expense in our unaudited

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
consolidated statement of comprehensive income. During the three and nine months ended September 30, 2024, the net tax benefits included tax credits and other income tax benefits of $44 and $123, respectively, which were partially offset by amortization expense of $35 and $98, respectively.
As of September 30, 2024 and December 31, 2023, we had a valuation allowance related to deferred tax assets of $93 and $88, respectively, that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.
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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. We eliminate intersegment advertising campaign revenue. We had intersegment advertising revenue of $1 for each of the three months ended September 30, 2024 and 2023, and $3 and $2 during the nine months ended September 30, 2024 and 2023, respectively.
Segment revenue and gross profit were as follows during the period presented:

	For the Three Months Ended September 30, 2024
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,510	$135	$1,645
Advertising revenue	41	409	450
Equipment revenue	43	—	43
Other revenue	33	—	33
Total revenue	1,627	544	2,171
Cost of services (a)	(658)	(357)	(1,015)
Segment gross profit	$969	$187	$1,156

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The reconciliation between reportable segment gross profit to consolidated loss before income tax is as follows:

For the Three Months Ended September 30, 2024
Segment Gross Profit	$1,156
Subscriber acquisition costs	(90)
Sales and marketing (a)	(206)
Engineering, design and development (a)	(57)
General and administrative (a)	(113)
Depreciation and amortization	(145)
Share-based payment expense	(58)
Impairment, restructuring and other costs	(3,388)
Total other expense	(96)
Consolidated loss before income taxes	$(2,997)
(a)     Share-based payment expense is presented as a separate line item for the purpose of this note and consists of $11 related to cost of services, $11 related to sales and marketing, $11 related to engineering, design and development and $25 related to general and administrative. These amounts have been excluded from these line items in this table for the three months ended September 30, 2024.

	For the Three Months Ended September 30, 2023
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,597	$132	$1,729
Advertising revenue	42	418	460
Equipment revenue	49	—	49
Other revenue	33	—	33
Total revenue	1,721	550	2,271
Cost of services (b)	(674)	(370)	(1,044)
Segment gross profit	$1,047	$180	$1,227
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended September 30, 2023
Segment Gross Profit	$1,227
Subscriber acquisition costs	(87)
Sales and marketing (b)	(224)
Engineering, design and development (b)	(61)
General and administrative (b)	(119)
Depreciation and amortization	(145)
Share-based payment expense	(57)
Impairment, restructuring and other costs	(6)
Total other expense	(158)
Consolidated income before income taxes	$370
(b)     Share-based payment expense is presented as a separate line item for the purpose of this note and consists of $13 related to cost of services, $13 related to sales and marketing, $11 related to engineering, design and development and $20 related to general and administrative. These amounts have been excluded from these line items in this table for the three months ended September 30, 2023.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)

	For the Nine Months Ended September 30, 2024
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$4,576	$407	$4,983
Advertising revenue	124	1,171	1,295
Equipment revenue	140	—	140
Other revenue	93	—	93
Total revenue	4,933	1,578	6,511
Cost of services (c)	(1,987)	(1,067)	(3,054)
Segment gross profit	$2,946	$511	$3,457
The reconciliation between reportable segment gross profit to consolidated loss before income tax is as follows:

For the Nine Months Ended September 30, 2024
Segment Gross Profit	$3,457
Subscriber acquisition costs	(272)
Sales and marketing (c)	(641)
Engineering, design and development (c)	(190)
General and administrative (c)	(326)
Depreciation and amortization	(455)
Share-based payment expense	(154)
Impairment, restructuring and other costs	(3,441)
Total other expense	(237)
Consolidated loss before income taxes	$(2,259)
(c)     Share-based payment expense is presented as a separate line item for the purpose of this note and consists of $34 related to cost of services, $34 related to sales and marketing, $34 related to engineering, design and development and $52 related to general and administrative. These amounts have been excluded from these line items in this table for the nine months ended September 30, 2024.

	For the Nine Months Ended September 30, 2023
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$4,757	$389	$5,146
Advertising revenue	126	1,152	1,278
Equipment revenue	142	—	142
Other revenue	99	—	99
Total revenue	5,124	1,541	6,665
Cost of services (d)	(2,014)	(1,097)	(3,111)
Segment gross profit	$3,110	$444	$3,554

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Nine Months Ended September 30, 2023
Segment Gross Profit	$3,554
Subscriber acquisition costs	(270)
Sales and marketing (d)	(647)
Engineering, design and development (d)	(201)
General and administrative (d)	(416)
Depreciation and amortization	(460)
Share-based payment expense	(151)
Impairment, restructuring and other costs	(56)
Total other expense	(394)
Consolidated income before income taxes	$959
(d)     Share-based payment expense is presented as a separate line item for the purpose of this note and consists of $33 related to cost of services, $33 related to sales and marketing, $33 related to engineering, design and development and $52 related to general and administrative. These amounts have been excluded from these line items in this table for the nine months ended September 30, 2023.
A measure of segment assets is not currently provided to our Chief Executive Officer and has therefore not been provided.
As of September 30, 2024, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and nine months ended September 30, 2024 and 2023.

(17)Subsequent Events
Capital Return Program
On October 22, 2024, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on November 21, 2024 to stockholders of record as of the close of business on November 5, 2024.
Debt Transactions
Pursuant to the terms of the indenture governing the Exchangeable Notes and as a result of the Split-Off, certain holders of the Exchangeable Notes exercised their right to require us to repurchase their Exchangeable Notes. On October 28, 2024, we repurchased $600 original principal amount ($581 adjusted principal amount) of Exchangeable Notes with cash for an aggregate purchase price of $585.
On October 30, 2024, we elected to redeem on December 1, 2024 all of the outstanding Exchangeable Notes not previously repurchased by us at a redemption price, in cash, equal to the adjusted principal amount of the Exchangeable Notes, plus accrued and unpaid interest on such Exchangeable Notes to, but excluding, the redemption date, and any final period distribution.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto. All amounts referenced in this section are in millions, except subscriber amounts are in thousands and per subscriber and per installation amounts are in ones, unless otherwise stated.
Special Note Regarding Forward-Looking Statements
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, including the risk factors described under Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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
•while we currently pay a quarterly cash dividend to holders of our common stock, we may change our dividend policy at any time; and
•our business and prospects depend on the strength of our brands.

Risks Related to the Transactions:

•we may have a significant indemnity obligation to Liberty Media, which is not limited in amount or subject to any cap, if the transactions associated with the Split-Off are treated as a taxable transaction;
•we may determine to forgo certain transactions that might otherwise be advantageous in order to avoid the risk of incurring significant tax-related liabilities;
•we may not realize the potential benefits from the Transactions in the near term or at all;
•we have assumed and are responsible for all of the liabilities attributed to the Liberty SiriusXM Group as a result of the completion of the Transactions, and acquired the assets of SplitCo on an “as is, where is” basis;
•we may be a target of securities class action and derivative lawsuits in connection with the Transactions;
•it may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders;
•we have overlapping directors with Liberty Media, which may lead to conflicting interests;
•our directors and officers are protected from liability for a broad range of actions;
•our holding company structure could restrict access to funds of its subsidiaries that may be needed to pay third party obligations;
•on a standalone basis and on a consolidated basis, we have significant indebtedness, and our subsidiaries’ debt contains certain covenants that restrict its operations; and

•our ability to incur additional indebtedness to fund our operations could be limited, which could negatively impact its operations.
Because the risk factors referred to in Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying unaudited consolidated financial statements and the notes thereto and our audited combined financial statements for the year ended December 31, 2023 in the Registration Statement.

Executive Summary
Liberty Media Transactions
Sirius XM Holdings Inc., the reporting company under this Quarterly Report on Form 10-Q, is the product of a series of transactions that closed after market close Monday, September 9, 2024.
On September 9, 2024 at 4:05 p.m., New York City time, Liberty Media Corporation (“Liberty Media” or “Former Parent”) completed its previously announced split-off (the “Split-Off”) of its former wholly owned subsidiary, Liberty Sirius XM Holdings Inc. (“SplitCo”). The Split-Off was accomplished by Liberty Media redeeming each outstanding share of Liberty Media’s Series A, Series B and Series C Liberty SiriusXM common stock, par value $0.01 per share, in exchange for 0.8375 of a share of SplitCo common stock, par value $0.001 per share (the “Redemption”), with cash being paid to entitled record holders of Liberty SiriusXM common stock in lieu of any fractional shares of common stock of SplitCo.
Following the Split-Off, on September 9, 2024 at 6:00 p.m., New York City time (the “Merger Effective Time”), a wholly owned subsidiary of SplitCo merged with and into Sirius XM Holdings Inc. (“Old Sirius”), with Old Sirius surviving the merger as a wholly owned subsidiary of New Sirius (the “Merger” and together with the Split-Off, the “Transactions”). Upon consummation of the Merger, each share of common stock of Old Sirius, par value $0.001 per share, issued and outstanding immediately prior to the Merger Effective Time (other than shares owned by New Sirius and its subsidiaries) was converted into one-tenth (0.1) of a share of SplitCo common stock, with cash being paid to entitled record holders of Old Sirius common stock in lieu of any fractional shares of common stock of SplitCo.
At the Merger Effective Time, Old Sirius was renamed “Sirius XM Inc.” and SplitCo was renamed “Sirius XM Holdings Inc.” In connection with the Transactions and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SplitCo became the successor issuer to Old Sirius and succeeded to the attributes of Old Sirius as the registrant, including Old Sirius's Commission File Number and CIK number.
The Transactions are intended to generally be tax-free to holders of Liberty SiriusXM common stock and Sirius XM Holdings common stock (except with respect to any cash received by such holders) and the completion of the Transactions was subject to various conditions, including the receipt of opinions of tax counsel.

Any references to the “Company,” “we,” “us,” or “ours” refers to Sirius XM Holdings Inc. and its consolidated subsidiaries following the Transactions.
We operate two complementary audio entertainment businesses - one of which it refers to as “Sirius XM” and the second of which it refers to as “Pandora and Off-platform”.

Sirius XM
The Sirius XM business features music, sports, entertainment, comedy, talk and news channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM's packages include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through Sirius XM’s two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and Sirius XM’s website. The

Sirius XM service is also available through an in-car user interface, called “360L,” that combines Sirius XM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
The primary source of revenue from the Sirius XM business is subscription fees, with most of its customers subscribing to monthly or annual plans.  Sirius XM also derives revenue from advertising on select non-music channels, which is sold under the SiriusXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of September 30, 2024, the Sirius XM business had approximately 33.2 million subscribers.
In addition to the audio entertainment businesses, Sirius XM provides connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. Sirius XM also offers a suite of data services that includes graphical weather and fuel prices, a traffic information service, and real-time weather services in boats and airplanes.
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora and Off-platform
The Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of September 30, 2024, Pandora had approximately 43.7 million monthly active users and 5.9 million subscribers.
The majority of revenue from Pandora is generated from advertising on Pandora's ad-supported radio service which is sold under the SiriusXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers.
Sirius XM also sells advertising on other audio platforms and in widely distributed podcasts, which it considers to be off-platform services. Sirius XM has an arrangement with SoundCloud Holdings, LLC (“SoundCloud”) to be its exclusive ad sales representative in the US and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. It also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., Sirius XM provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

Results of Operations - September 30, 2024 and 2023
Set forth below are our results of operations for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		2024 vs 2023 Change
					Three Months		Nine Months
(in millions)	2024	2023	2024	2023	Amount	%	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,510	$1,597	$4,576	$4,757	$(87)	(5)%	$(181)	(4)%
Advertising revenue	41	42	124	126	(1)	(2)%	(2)	(2)%
Equipment revenue	43	49	140	142	(6)	(12)%	(2)	(1)%
Other revenue	33	33	93	99	—	—%	(6)	(6)%
Total Sirius XM revenue	1,627	1,721	4,933	5,124	(94)	(5)%	(191)	(4)%
Pandora and Off-platform:
Subscriber revenue	135	132	407	389	3	2%	18	5%
Advertising revenue	409	418	1,171	1,152	(9)	(2)%	19	2%
Total Pandora and Off-platform revenue	544	550	1,578	1,541	(6)	(1)%	37	2%
Total revenue	2,171	2,271	6,511	6,665	(100)	(4)%	(154)	(2)%
Cost of services
Sirius XM:
Revenue share and royalties	390	406	1,176	1,201	(16)	(4)%	(25)	(2)%
Programming and content	137	136	412	407	1	1%	5	1%
Customer service and billing	91	96	276	300	(5)	(5)%	(24)	(8)%
Transmission	48	44	147	126	4	9%	21	17%
Cost of equipment	2	3	7	10	(1)	(33)%	(3)	(30)%
Total Sirius XM cost of services	668	685	2,018	2,044	(17)	(2)%	(26)	(1)%
Pandora and Off-platform:
Revenue share and royalties	317	325	942	961	(8)	(2)%	(19)	(2)%
Programming and content	13	17	44	49	(4)	(24)%	(5)	(10)%
Customer service and billing	19	20	59	63	(1)	(5)%	(4)	(6)%
Transmission	9	10	25	27	(1)	(10)%	(2)	(7)%
Total Pandora and Off-platform cost of services	358	372	1,070	1,100	(14)	(4)%	(30)	(3)%
Total cost of services	1,026	1,057	3,088	3,144	(31)	(3)%	(56)	(2)%
Subscriber acquisition costs	90	87	272	270	3	3%	2	1%
Sales and marketing	217	237	675	680	(20)	(8)%	(5)	(1)%
Engineering, design and development	68	72	224	234	(4)	(6)%	(10)	(4)%
General and administrative	138	139	378	468	(1)	(1)%	(90)	(19)%
Depreciation and amortization	145	145	455	460	—	—%	(5)	(1)%
Impairment, restructuring and other costs	3,388	6	3,441	56	3,382	56,367%	3,385	6045%
Total operating expenses	5,072	1,743	8,533	5,312	3,329	191%	3,221	61%
Income from operations	(2,901)	528	(2,022)	1,353	(3,429)	(649)%	(3,375)	(249)%
Other income (expense), net
Interest expense	(124)	(134)	(379)	(404)	10	7%	25	6%
Gain on extinguishment of debt	—	27	—	27	(27)	nm	(27)	nm
Other income (expense). net	28	(51)	142	(17)	79	nm	159	nm
Total other expense	(96)	(158)	(237)	(394)	62	39%	157	40%
(Loss) income before income taxes	(2,997)	370	(2,259)	959	(3,367)	nm	(3,218)	nm
Income tax benefit (expense)	39	(79)	(103)	(199)	118	nm	96	48%
Net (loss) income	$(2,958)	$291	$(2,362)	$760	$(3,249)	nm	$(3,122)	nm
nm - not meaningful

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended September 30, 2024 and 2023, subscriber revenue was $1,510 and $1,597, respectively, a decrease of 5%, or $87. For the nine months ended September 30, 2024 and 2023, subscriber revenue was $4,576 and $4,757, respectively, a decrease of 4%, or $181. The decreases were primarily driven by a reduction in self-pay revenue resulting from a decline in average subscribers as well as a lower ARPU driven by an increase in subscribers on self-pay promotional and streaming-only self-pay subscription plans and a reduction in paid promotional revenue.
We expect subscriber revenues to decrease due to a decline in average subscribers as well as the average price of our subscriptions.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended September 30, 2024 and 2023, advertising revenue was $41 and $42, respectively, a decrease of 2%, or $1. For the nine months ended September 30, 2024 and 2023, advertising revenue was $124 and $126, respectively, a decrease of 2%, or $2. Lower revenue from entertainment channels was partially offset by higher revenue earned on news channels.
We expect our Sirius XM advertising revenue to increase as we continue to promote our brand and as a result of co-selling initiatives among our brands and platforms.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended September 30, 2024 and 2023, equipment revenue was $43 and $49, respectively, a decrease of 12%, or $6. For the nine months ended September 30, 2024 and 2023, equipment revenue was $140 and $142, respectively, a decrease of 1%, or $2. The decreases were driven by a transition to higher cost next generation chipsets. For the nine month period, the decrease was partially offset by increased chipset production.
We expect equipment revenue to remain flat as higher costs associated with the transition to our next generation chipset are anticipated to offset increased production.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, revenue from our connected vehicle services, and ancillary revenues.
For each of the three months ended September 30, 2024 and 2023, other revenue was $33. For the nine months ended September 30, 2024 and 2023, other revenue was $93 and $99, respectively, a decrease of 6%, or $6. The decrease for the nine month period was driven by lower royalty revenue from Sirius XM Canada.
We expect other revenue to continue to decrease primarily due to lower revenue from our connected vehicle services.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For the three months ended September 30, 2024 and 2023, Pandora and Off-platform subscriber revenue was $135 and $132, respectively, an increase of 2%, or $3. For the nine months ended September 30, 2024 and 2023, Pandora and Off-platform subscriber revenue was $407 and $389, respectively, an increase of 5%, or $18. The positive results were driven by rate increases on Pandora subscription plans, partially offset by a decline in the subscriber base.
We expect Pandora and Off-platform subscriber revenues to remain relatively flat as higher ARPU is anticipated to be offset by a lower subscriber base.

Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended September 30, 2024 and 2023, Pandora and Off-platform advertising revenue was $409 and $418, respectively, a decrease of 2%, or $9. For the nine months ended September 30, 2024 and 2023, Pandora and Off-platform advertising revenue was $1,171 and $1,152, respectively, an increase of 2%, or $19. The decrease for the three month period was driven by a number of factors, including lower streaming demand due to new supply entering the market. The increase for the nine month period was primarily driven by higher podcasting revenue and technology fees as well as higher sell-through on the Pandora ad-supported service, partially offset by the market factors described above.
We expect Pandora and Off-platform advertising revenue to increase due to growth in podcast and programmatic revenue.
Total Revenue
Total Revenue for the three months ended September 30, 2024 and 2023 was $2,171 and $2,271, respectively, a decrease of 4%, or $100. Total Revenue for the nine months ended September 30, 2024 and 2023 was $6,511 and $6,665, respectively, a decrease of 2%, or $154.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the three months ended September 30, 2024 and 2023, revenue share and royalties were $390 and $406, respectively, a decrease of 4%, or $16, but increased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2024 and 2023, revenue share and royalties were $1,176 and $1,201, respectively, a decrease of 2%, or $25, but increased as a percentage of total Sirius XM revenue. The decreases were driven by lower subscription revenue, partially offset by higher web streaming royalty rates.
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
For the three months ended September 30, 2024 and 2023, programming and content expenses were $137 and $136, respectively, an increase of 1%, or $1, and increased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2024 and 2023, programming and content expenses were $412 and $407, respectively, an increase of 1%, or $5, and increased as a percentage of total Sirius XM revenue. The increases were driven by higher personnel-related costs.
We expect our Sirius XM programming and content expenses to slightly increase due to higher license fees.
Sirius XM Customer Service and Billing includes costs associated with the operation and management of internal and third-party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.

For the three months ended September 30, 2024 and 2023, customer service and billing expenses were $91 and $96, respectively, a decrease of 5%, or $5, but increased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2024 and 2023, customer service and billing expenses were $276 and $300, respectively, a decrease of 8%, or $24, and decreased as a percentage of total Sirius XM revenue. The decreases were primarily driven by lower call center costs, transaction and payment processing fees, bad debt expense, and personnel-related costs.
We expect our Sirius XM customer service and billing expenses to increase as a result of higher subscriber management system transitional costs, partially offset by lower call center and personnel-related costs.
Sirius XM Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet and 360L streaming and connected vehicle services.
For the three months ended September 30, 2024 and 2023, transmission expenses were $48 and $44, respectively, an increase of 9%, or $4, and increased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2024 and 2023, transmission expenses were $147 and $126, respectively, an increase of 17%, or $21, and increased as a percentage of total Sirius XM revenue. The increases were primarily driven by higher hosting costs associated with our streaming platform as well as higher consulting costs.
We expect our Sirius XM transmission expenses to fluctuate as rising costs associated with consumers using our new platforms are offset by investments in internet streaming.
Sirius XM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended September 30, 2024 and 2023, cost of equipment was $2 and $3, respectively, a decrease of 33%, or $1, and decreased as a percentage of total Sirius XM revenue. For the nine months ended September 30, 2024 and 2023, cost of equipment was $7 and $10, respectively, a decrease of 30%, or $3, and decreased as a percentage of total Sirius XM revenue. The decreases were driven by fewer sales of satellite radios as well as related components and lower shipping costs.
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
For the three months ended September 30, 2024 and 2023, revenue share and royalties were $317 and $325, respectively, a decrease of 2%, or $8, and decreased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2024 and 2023, revenue share and royalties were $942 and $961, respectively, a decrease of 2%, or $19, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease for the three month period was primarily due to lower sound recording royalties. The decrease for the nine month period was primarily due to lower revenue share related to podcasts.
We expect our Pandora and Off-platform revenue share and royalties to increase with the growth in our podcast revenue and higher royalty rates, including as a result of increases in the Consumer Price Index.
Pandora and Off-platform Programming and Content includes costs to produce owned and operated podcasts, live listener events and promote content.

For the three months ended September 30, 2024 and 2023, programming and content expenses were $13 and $17, respectively, a decrease of 24%, or $4, and decreased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2024 and 2023, programming and content expenses were $44 and $49, respectively, a decrease of 10%, or $5, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were primarily attributable to lower personnel-related costs, license fees, and event costs.
We expect our Pandora and Off-platform programming and content costs to remain relatively flat as higher costs associated with producing podcasts and listener events are offset by lower personnel-related costs.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the three months ended September 30, 2024 and 2023, customer service and billing expenses were $19 and $20, respectively, a decrease of 5%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2024 and 2023, customer service and billing expenses were $59 and $63, respectively, a decrease of 6%, or $4, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were driven by lower bad debt expense.
We expect our Pandora and Off-platform customer service and billing costs to remain relatively flat.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended September 30, 2024 and 2023, transmission expenses were $9 and $10, respectively, a decrease of 10%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2024 and 2023, transmission expenses were $25 and $27, respectively, a decrease of 7%, or $2, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were driven by lower bandwidth costs.
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
For the three months ended September 30, 2024 and 2023, subscriber acquisition costs were $90 and $87, respectively, an increase of 3%, or $3, and increased as a percentage of total revenue. For the nine months ended September 30, 2024 and 2023, subscriber acquisition costs were $272 and $270, respectively, an increase of 1%, or $2, and increased as a percentage of total revenue. The increases were driven by contractual changes with certain automakers, partially offset by lower hardware subsidies driven by installations as well as lower commission and hardware subsidy rates.
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

For the three months ended September 30, 2024 and 2023, sales and marketing expenses were $217 and $237, respectively, a decrease of 8%, or $20, and decreased as a percentage of total revenue. For the nine months ended September 30, 2024 and 2023, sales and marketing expenses were $675 and $680, respectively, a decrease of 1%, or $5, but increased as a percentage of total revenue. The decreases were primarily due to lower streaming, in-car, and programming marketing as well as personnel-related costs. The decrease for the nine month period was partially offset by higher brand and content marketing.
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
For the three months ended September 30, 2024 and 2023, engineering, design and development expenses were $68 and $72, respectively, a decrease of 6%, or $4, and decreased as a percentage of total revenue. For the nine months ended September 30, 2024 and 2023, engineering, design and development expenses were $224 and $234, respectively, a decrease of 4%, or $10, and decreased as a percentage of total revenue. The decreases were primarily driven by higher capitalized personnel-related costs, partially offset by higher cloud hosting costs.
We anticipate engineering, design and development expenses to remain relatively flat.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technologies departments.
For the three months ended September 30, 2024 and 2023, general and administrative expenses were $138 and $139, respectively, a decrease of 1%, or $1, but increased as a percentage of total revenue. For the nine months ended September 30, 2024 and 2023, general and administrative expenses were $378 and $468, respectively, a decrease of 19%, or $90, and decreased as a percentage of total revenue. The decreases were primarily driven by lower legal costs resulting from litigation insurance recoveries and reduced legal reserves, including amounts associated with settlement of certain litigation matters of $24 during the three months ended June 30, 2023 as well as lower Former Parent operating costs.
We expect our general and administrative expenses, excluding litigation insurance recoveries, to remain relatively flat as higher technology and consulting costs will be offset by lower personnel-related costs and the exclusion of Former Parent operating costs going forward.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For each of the three months ended September 30, 2024 and 2023, depreciation and amortization expense was $145. For the nine months ended September 30, 2024 and 2023, depreciation and amortization expense was $455 and $460, respectively. The decrease was primarily due to the retirement of a satellite during the nine months ended September 30, 2023 and certain assets that reached the end of their useful lives, partially offset by the write-down of certain property and equipment recorded in the Transactions and an increase in capitalized software and hardware.
Impairment, Restructuring and Other Costs represents impairment charges, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces as well as employee severance charges associated with organizational changes, and costs associated with the Transaction.
For the three months ended September 30, 2024 and 2023, impairment, restructuring and other costs were $3,388 and $6, respectively. For the nine months ended September 30, 2024 and 2023, impairment, restructuring and other costs were $3,441 and $56, respectively. During the three months ended September 30, 2024, we recorded impairment charges of $3,353 related to impairment of Goodwill and non-controlling investments, costs associated with the Transactions of $32 and a charge of $3 associated with severance and other restructuring costs. During the nine months ended September 30, 2024, we recorded impairment charges of $3,354 primarily related to impairment of Goodwill and non-controlling investments, costs associated with the Transactions of $68, and a charge of $19 associated with severance and other restructuring costs. During the three months ended September 30, 2023, we recorded restructuring costs of $5 and transaction costs of $1. During the nine months ended September 30, 2023, we recorded a charge of $31 primarily related to severance and other related costs, impairments primarily related to terminated software projects of $15, vacated office space impairments of $5, accrued expenses of $2 for which we will not recognize any future benefits, a cost-method investment impairment of $2, and costs related to the Transactions of $1.
Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended September 30, 2024 and 2023, interest expense was $124 and $134, respectively. For the nine months ended September 30, 2024 and 2023, interest expense was $379 and $404, respectively. The decreases were driven by a lower average outstanding debt balance and higher capitalized interest.

Other Income (Expense), Net primarily includes realized and unrealized gains and losses from our debt measured at fair value, bond hedges, Deferred Compensation Plan and other investments, intergroup interests, interest and dividend income, our share of the income or loss from equity investments, and transaction costs related to non-operating investments.
For the three months ended September 30, 2024 and 2023, other income (expense), net was $28 and $(51), respectively. For the nine months ended September 30, 2024 and 2023, other income (expense) was $142 and $(17), respectively. For the three and nine months ended September 30, 2024, we recorded unrealized gains on debt measured at fair value, earnings on unconsolidated entity investments, and trading gains associated with the investments held for our Deferred Compensation Plan. For the three months ended September 30, 2023, we recorded unrealized losses on debt measured at fair value and losses associated with bond hedges, partially offset by earnings on unconsolidated entity investments, and trading gains associated with the investments held for our Deferred Compensation Plan. For the nine months ended September 30, 2023, we recorded losses associated with bond hedges, partially offset by unrealized gains on debt measured at fair value, gains associated with the fair value of intergroup interests, earnings on unconsolidated entity investments, and trading gains associated with the investments held for our Deferred Compensation Plan.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended September 30, 2024 and 2023, income tax benefit (expense) was $39 and $(79), respectively. For the nine months ended September 30, 2024 and 2023, income tax expense was $(103) and $(199), respectively.
Our effective tax rate for the three months ended September 30, 2024 and 2023 was 1.3% and (21.4)%, respectively. Our effective tax rate for the nine months ended September 30, 2024 and 2023 was (4.6)% and (20.8)%, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was primarily impacted by the nondeductible Sirius XM goodwill impairment charge, partially offset by tax losses related to share-based compensation and an increase in valuation allowance and net operating loss expirations related to state net operating losses that are projected to expire unutilized. The effective tax rate for the three and nine months ended September 30, 2023 was primarily impacted by the release of valuation reserves against state net operating losses we now expect to realize and benefits related to certain tax credits. We estimate our effective tax rate for the year ending December 31, 2024 will be approximately 21%.

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

Set forth below are our subscriber balances as of September 30, 2024 compared to September 30, 2023.

	As of September 30,		2024 vs 2023 Change
(subscribers in thousands)	2024	2023	Amount	%
Sirius XM
Self-pay subscribers	31,497	31,811	(314)	(1)%
Paid promotional subscribers	1,659	2,158	(499)	(23)%
Ending subscribers	33,156	33,969	(813)	(2)%
Sirius XM Canada subscribers	2,559	2,661	(102)	(4)%

Pandora and Off-platform
Monthly active users - all services	43,721	46,500	(2,779)	(6)%
Self-pay subscribers (1)	5,875	6,160	(285)	(5)%
(1)    Pandora and Off-platform self-pay subscribers include Cloud Cover subscribers of 55 and 43 as of September 30, 2024 and 2023, respectively.
The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		2024 vs 2023 Change
					Three Months		Nine Months
(subscribers in thousands)	2024	2023	2024	2023	Amount	%	Amount	%
Sirius XM
Self-pay subscribers	14	(96)	(445)	(575)	110	115%	130	23%
Paid promotional subscribers	(114)	2	(274)	239	(116)	nm	(513)	(215)%
Net additions	(100)	(94)	(719)	(336)	(6)	(6)%	(383)	(114)%
Weighted average number of subscribers	33,212	34,000	33,350	34,044	(788)	(2)%	(694)	(2)%
Average self-pay monthly churn	1.6%	1.6%	1.6%	1.6%	—%	—%	—%	—%
ARPU (1)	$15.16	$15.69	$15.25	$15.54	$(0.53)	(3)%	$(0.29)	(2)%
SAC, per installation	$14.67	$12.46	$13.65	$13.53	$2.21	18%	$0.12	1%
Pandora and Off-platform
Self-pay subscribers (2)	(76)	(110)	(178)	(92)	34	31%	(86)	(93)%
Net additions	(76)	(110)	(178)	(92)	34	31%	(86)	(93)%
Weighted average number of subscribers	5,917	6,188	5,953	6,195	(271)	(4)%	(242)	(4)%
Ad supported listener hours (in billions)	2.47	2.64	7.55	7.95	(0.17)	(7)%	(0.40)	(5)%
Advertising revenue per thousand listener hours (RPM)	$104.50	$104.33	$98.12	$95.61	$0.17	—%	$2.51	3%
Total Company
Adjusted EBITDA	$693	$747	$2,043	$2,075	$(54)	(7)%	$(32)	(2)%
Free cash flow	$93	$258	$499	$780	$(165)	(64)%	$(281)	(36)%
nm - not meaningful
(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $41 and $39 for the three months ended September 30, 2024 and 2023, respectively, and $122 and $121 for the nine months ended September 30, 2024 and 2023, respectively.
(2) Pandora and Off-platform self-pay subscriber net additions includes Cloud Cover net additions of 3 and 2 for the three months ended September 30, 2024 and 2023, respectively, and 10 and 6 for the nine months ended September 30, 2024 and 2023, respectively.

Sirius XM
Subscribers. At September 30, 2024, Sirius XM had approximately 33,156 subscribers, a decrease of 813, from the approximately 33,969 subscribers as of September 30, 2023. Our self-pay subscriber base declined as a result of lower vehicle conversion rates, partially offset by lower non-pay and vehicle related churn. We also saw a decrease in paid promotional subscribers as certain automakers transitioned from paid promotional subscriptions to unpaid or to shorter term promotional plans.
For the three months ended September 30, 2024 and 2023, net subscriber additions were (100) and (94), respectively, a decrease of 6. For the nine months ended September 30, 2024 and 2023, net subscriber additions were (719) and (336), respectively, a decrease of 383. Paid promotional net additions decreased compared to the prior year periods as certain automakers transitioned from paid promotional subscriptions to unpaid. Self-pay net additions improved for the three and nine month periods compared to the prior year primarily due to lower churn.
Sirius XM Canada Subscribers. At September 30, 2024, Sirius XM Canada had approximately 2,559 subscribers, a decrease of 102, or 4%, from the approximately 2,661 Sirius XM Canada subscribers as of September 30, 2023.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For each of the three months ended September 30, 2024 and 2023, our average self-pay monthly churn rate was 1.6%. For each of the nine months ended September 30, 2024 and 2023, our average self-pay monthly churn rate was 1.6%.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended September 30, 2024 and 2023, ARPU was $15.16 and $15.69, respectively. For the nine months ended September 30, 2024 and 2023, ARPU was $15.25 and $15.54, respectively. The decreases were driven by an increase in self-pay subscribers on promotional and streaming-only self-pay subscription plans.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended September 30, 2024 and 2023, SAC, per installation, was $14.67 and $12.46, respectively. For the nine months ended September 30, 2024 and 2023, SAC, per installation, was $13.65 and $13.53, respectively. The increases were driven by a transition to higher cost chipsets, partially offset by a change in the mix of automakers including satellite radios in their vehicles.
Pandora and Off-platform
Monthly Active Users. At September 30, 2024, Pandora had approximately 43,721 monthly active users, a decrease of 2,779 monthly active users, or 6%, from the 46,500 monthly active users as of September 30, 2023. The decrease in monthly active users was driven by churn and a decline in the number of new users.
Subscribers. At September 30, 2024, Pandora had approximately 5,875 subscribers, a decrease of 285, or 5%, from the approximately 6,160 subscribers as of September 30, 2023.
For the three months ended September 30, 2024 and 2023, net subscriber additions were (76) and (110), respectively. For the nine months ended September 30, 2024 and 2023, net subscriber additions were (178) and (92), respectively. The decrease in ending subscribers was driven by decreases in trial starts and lower retention due to certain price increases.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended September 30, 2024 and 2023, ad supported listener hours were 2,466 and 2,638, respectively, a decrease of 7%, or 172. For the nine months ended September 30, 2024 and 2023, ad supported listener hours were 7,550 and 7,952, respectively, a decrease of 5%, or 402. The decreases in ad supported listener hours were primarily driven by the decline in monthly active users.

RPM is a key indicator of our ability to monetize advertising inventory created by listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended September 30, 2024 and 2023, RPM was $104.50 and $104.33, respectively. For the nine months ended September 30, 2024 and 2023, RPM was $98.12 and $95.61, respectively. The increases were driven by growth in the demand for programmatic advertising.
Total Company
Adjusted EBITDA. Adjusted EBITDA is defined as net (loss) income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other expense (income), loss on extinguishment of debt, impairment, restructuring and other costs, Former Parent operating costs, other non-cash charges such as share-based payment expense, and legal settlements and reserves (if applicable). (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended September 30, 2024 and 2023, adjusted EBITDA was $693 and $747, respectively, a decrease of 7%, or $54. For the nine months ended September 30, 2024 and 2023, adjusted EBITDA was $2,043 and $2,075, respectively, a decrease of 2%, or $32. The decreases were driven by declines in subscriber revenue, partially offset by lower costs of services, personnel-related costs, and general and administrative expenses.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended September 30, 2024 and 2023, free cash flow was $93 and $258, respectively, a decrease of 64%, or $165. For the nine months ended September 30, 2024 and 2023, free cash flow was $499 and $780, respectively, a decrease of 36%, or $281. The decreases for the three and nine month periods were primarily driven by costs related to the Transactions, lower cash receipts, higher programming payments, and higher capital expenditures; partially offset by lower cash taxes paid.
Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023.

	For the Nine Months Ended September 30,
(in millions)	2024	2023	2024 vs 2023
Net cash provided by operating activities	$1,062	$1,301	$(239)
Net cash used in investing activities	(792)	(565)	(227)
Net cash used in financing activities	(450)	(771)	321
Net decrease in cash, cash equivalents and restricted cash	(180)	(35)	(145)
Cash, cash equivalents and restricted cash at beginning of period	315	370	(55)
Cash, cash equivalents and restricted cash at end of period	$135	$335	$(200)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $239 to $1,062 for the nine months ended September 30, 2024 from $1,301 for the nine months ended September 30, 2023.
Our largest source of cash provided by operating activities is cash generated by subscription and subscription-related revenues.  We also generate cash from the sale of advertising through the Pandora and Off-platform business, advertising on certain non-music channels on Sirius XM and the sale of satellite radios, components and accessories.  Our primary uses of cash from operating activities include revenue share and royalty payments to distributors, programming and content providers, and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to vendors to service, maintain and acquire listeners and subscribers, general corporate expenditures, and compensation and related costs.

Cash Flows Used in Investing Activities
Cash flows used in investing activities in the nine months ended September 30, 2024 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective investments for total cash consideration of $229. Cash flows used in investing activities in the nine months ended September 30, 2023 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective equity investments for total cash consideration of $44. We spent $305 and $212 on capitalized software and hardware as well as $229 and $261 to construct satellites during the nine months ended September 30, 2024 and 2023, respectively.
Cash Flows Used in Financing Activities
Cash flows used in financing activities consists of the issuance and repayment of long-term debt, purchases of our common stock, the payment of cash dividends and taxes paid in lieu of shares issued for stock-based compensation.  Proceeds from long-term debt have been used to fund our operations, construct and launch new satellites, fund acquisitions, invest in other infrastructure improvements and purchase shares of our common stock.
Cash flows used in financing activities in the nine months ended September 30, 2024 were primarily due to the repayment of $2,797 of debt, partially offset by proceeds from debt borrowings of $2,451. The remaining cash flows used in financing activities related to taxes paid from net share settlements for stock-based compensation and dividends paid. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to the Margin Loan and the Credit Facility.
Cash flows used in financing activities in the nine months ended September 30, 2023 were primarily due to the repayment of $3,306 of debt and the purchase and retirement of shares of Sirius XM Holdings common stock under its repurchase program of $274, partially offset by proceeds from debt borrowings of $2,601, and settlement of intergroup interests of $273. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to Liberty Media’s 1.375% Cash Convertible Senior Notes due 2023, the Convertible Notes, the Exchangeable Notes, the Margin Loan, and the Credit Facility.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under the Credit Facility, including the Incremental Term Loan.  As of September 30, 2024, $1,500 was available for future borrowing under the Credit Facility and $490 was available under the Incremental Term Loan. We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases and dividend payments and to pursue strategic opportunities.
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
In connection with the Transactions, holders of the Exchangeable Notes have the right to require us to repurchase the Exchangeable Notes at a purchase price equal to the adjusted principal amount plus accrued and unpaid interest and any final period distribution. We expect to use the proceeds of the Incremental Term Loan to refinance the Exchangeable Notes.
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

Stock Repurchase Program
As of September 30, 2024, our board of directors had approved for repurchase an aggregate of $1,166 of our common stock.  The board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under theExchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions.
We did not repurchase any shares of common stock during the three and nine months ended September 30, 2024.
Prior to the closing of the Transactions, the board of directors of Old Sirius had approved the repurchase of an aggregate of $18,000 of its common stock. As of the closing of the Transactions, Old Sirius' cumulative repurchases since December 2012 under that stock repurchase program totaled 373 shares for $16,834, and $1,166 remained available under that stock repurchase program. The stock repurchase program of Old Sirius was terminated on the closing date of the Transactions.
Dividend
On October 22, 2024, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on November 21, 2024 to stockholders of record as of the close of business on November 5, 2024.
Debt Covenants
The indentures governing Sirius XM's senior notes and the agreements governing the Sirius XM Credit Facility include restrictive covenants. The indentures governing the senior notes also contain covenants that, among other things, limit Sirius XM’s ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate. As of September 30, 2024, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments,” refer to Note 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Related Party Transactions
For a discussion of “Related Party Transactions,” refer to Note 10 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates
For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations of New Sirius” in the prospectus filed with the Securities and Exchange Commission on July 23, 2024, which forms part of Liberty Sirius XM Holdings' Registration Statement on Form S-4 (File No. 333-276758), which Critical Accounting Policies and Estimates are incorporated by reference into this Quarterly Report on Form 10-Q.
Glossary
Self-pay subscriber - A self-pay subscriber is a user that, as of the date of determination, was party to a customer agreement with SiriusXM or Pandora, and (i) has paid or agreed to pay a subscription fee, including at a promotional price, or (ii) the subscription fee has been paid by an automaker for a period of three years or greater. Lifetime subscribers to the SiriusXM service are counted as self-pay subscribers because they are party to a customer agreement with SiriusXM and have paid a subscription fee, although in almost all cases the revenue from such subscriptions have been fully recognized in prior periods. Certain users that are party to a customer agreement with Sirius XM or Pandora and have paid or agreed to pay a small promotional price for a trial subscription are not counted as self-pay subscribers because the promotional price is considered to be de minimis and, in management's view, the payment is not indicative of the user's intent to subscribe to the service in the near-term.
Paid promotional subscriber - A paid promotional subscriber is a user that, as of the date of determination, has their subscription fee paid for by a third party, for a fixed trial subscription period, which typically range from one to twelve months but is less than three years. We count prepaid shipped but not activated vehicles as paid promotional subscribers.
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
Adjusted EBITDA - EBITDA is defined as net (loss) income before interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA is a Non-GAAP financial measure that excludes or adjusts for the impact of other expense (income), gain on extinguishment of debt, impairment, restructuring and other costs, Former Parent operating costs, other non-cash charges such as share-based payment expense, and legal settlements and reserves (if applicable). We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. As a result of large capital investments in our satellite radio system, our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of the legal settlements and reserves, impairment, restructuring and other costs, to the extent they occur during the period, is useful as they are significant expenses not incurred as part of our normal operations for the period.

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated statements of comprehensive income of certain expenses, including share-based payment expense. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure.  Investors that wish to compare and evaluate our operating results after giving effect for these costs should refer to net income as disclosed in our consolidated statements of comprehensive income. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net (loss) income to the adjusted EBITDA is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income:	$(2,958)	$291	$(2,362)	$760
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	—	—	—	24
Former Parent operating costs	3	11	15	31
Impairment, restructuring and other costs	3,388	6	3,441	56
Share-based payment expense (1)	58	57	154	151
Depreciation and amortization	145	145	455	460
Interest expense	124	134	379	404
Gain on extinguishment of debt	—	(27)	—	(27)
Other (income) expense, net	(28)	51	(142)	17
Income tax (benefit) expense	(39)	79	103	199
Adjusted EBITDA	$693	$747	$2,043	$2,075
(1)Allocation of share-based payment expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Programming and content	$9	$10	$26	$25
Customer service and billing	1	1	4	4
Transmission	1	2	4	4
Sales and marketing	11	13	34	33
Engineering, design and development	11	11	34	33
General and administrative	25	20	52	52
Total share-based payment expense	$58	$57	$154	$151

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cash Flow information
Net cash provided by operating activities	$309	$444	$1,062	$1,301
Net cash used in investing activities	(242)	(188)	(792)	(565)
Net cash used in financing activities	(136)	(240)	(450)	(771)
Free Cash Flow
Net cash provided by operating activities	309	444	1,062	1,301
Additions to property and equipment	(216)	(187)	(563)	(521)
Sales (purchases) of other investments	—	1	—	—
Free cash flow(1)	$93	$258	$499	$780
(1)Sirius XM Holdings’ free cash flow compared to Old Sirius’ free cash flow is impacted by the additional interest payments related to Liberty Media’s debt attributed to SplitCo as well as corporate costs.
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Subscriber acquisition costs, excluding connected vehicle services	$90	$87	$272	$270
Less: margin from sales of radios and accessories, excluding connected vehicle services	(41)	(46)	(133)	(132)
	$49	$41	$139	$138
Installations (in thousands)	3,292	3,313	10,187	10,214
SAC, per installation (a)	$14.67	$12.46	$13.65	$13.53
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and the conduct of operations. Market risk refers to the risk of loss arising from adverse changes in stock prices and interest rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of September 30, 2024, we had $860 million principal amount of variable rate debt with a weighted average interest rate of 6.4% and $9,910 million principal amount of fixed rate debt with a weighted average interest rate of 4.2%.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

As of September 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Executives, concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 14 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

Various risk factors applicable to us and our business are described under the heading “Risk Factors – Factors Relating to Sirius XM Holdings” in the prospectus filed with the SEC on July 23, 2024, which forms part of Liberty Sirius XM Holdings Inc.’s Registration Statement on Form S-4 (File No. 333-276758), which risk factors, other than the risk factor titled “Sirius XM Holdings has a significant amount of indebtedness” are incorporated by reference into this Quarterly Report on Form 10-Q. In addition, the following risk factors should be considered carefully in evaluating us and our business.

We may have a significant indemnity obligation to Liberty Media, which is not limited in amount or subject to any cap, if the transactions associated with the Split-Off are treated as a taxable transaction.
Pursuant to the Tax Sharing Agreement that we entered into with Liberty Media in connection with the Split-Off, we are required to indemnify Liberty Media, its subsidiaries and certain related persons for taxes and losses (other than any taxes or tax-related losses that result from Section 355(e) of the Code applying to the Split-Off as a result of the Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Liberty Media) resulting from the failure of the transactions associated with the Split-Off to qualify as a generally tax-free transaction under Section 355, Section 368(a)(1)(D) and related provisions of the Code to the extent that such taxes and losses (a) result primarily from, individually or in the aggregate, the breach of certain covenants made by us (applicable to actions or failures to act by us and our subsidiaries following the completion of the Split-Off), (b) result primarily from, individually or in the aggregate, the failure of certain representations made by us in support of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP regarding the generally tax-free status of the transactions associated with the Split-Off to be true and correct, or (c) result from the application of Section 355(e) of the Code to the Split-Off as a result of the treatment of the Split-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in our stock (or any successor corporation), except, in the case of clauses (a) and (b), if such taxes and losses result from an action required to be taken pursuant to the agreements governing the Transactions.
Our indemnification obligations to Liberty Media, its subsidiaries and certain related persons are not limited in amount or subject to any cap. If we are required to indemnify Liberty Media, its subsidiaries or such related persons under the circumstances set forth in the Tax Sharing Agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.

We may determine to forgo certain transactions that might otherwise be advantageous in order to avoid the risk of incurring significant tax-related liabilities.
Under the Tax Sharing Agreement, we agreed not to take certain actions, or fail to take any action, following the Split-Off, which action or failure to act would be inconsistent with the transactions associated with the Split-Off qualifying under Section 355, Section 368(a)(1)(D) and related provisions of the Code. In particular, for the two-year period following the distribution, we are subject to specific restrictions that are intended to preserve the generally tax-free status of the Split-Off, including restrictions on our ability to discontinue the conduct of certain businesses, to merge, consolidate, liquidate, or dissolve Sirius XM Holdings or Sirius XM Inc., to redeem or repurchase our common stock, or to enter into certain other corporate transactions that may cause us to undergo either a 45% or greater change in the ownership of our voting stock or a 45% or greater change in the ownership (measured by value) of all classes of our stock, taking into account the Merger. Further, the Tax Sharing Agreement requires us to indemnify Liberty Media for any taxes or losses (subject to certain exceptions) incurred by Liberty Media (or its subsidiaries) to the extent that such taxes and losses (a) result primarily from, individually or in the aggregate, the breach of certain covenants made by us (applicable to actions or failures to act by us and our subsidiaries following the completion of the Split-Off), (b) result primarily from, individually or in the aggregate, the failure of certain representations made by us in support of the opinion of Skadden Arps regarding the generally tax-free status of the transactions associated with the Split-Off to be true and correct, or (c) result from the application of Section 355(e) of the Code to the Split-Off as a result of the treatment of the Split-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in our stock (or any successor corporation).
Under Section 355(e) of the Code, an acquisition of our stock would generally be presumed to be part of a plan (or series of related transactions) with the Split-Off if such acquisition occurs within two years before or after the Split-Off (or if such stock is received in the Split-Off in exchange for Liberty SiriusXM common stock that was acquired within the two years before the Split-Off). This presumption, however, may be rebutted based upon an analysis of the facts and circumstances related to the Split-Off and the particular acquisition in question, including a weighing of certain plan and non-plan factors set forth in U.S. Treasury Regulations promulgated under Section 355(e) of the Code. Further, these U.S. Treasury Regulations provide certain safe harbors under which an acquisition will be deemed not to be part of a plan (or series of related transactions) with the Split-Off for purposes of Section 355(e) of the Code.
In light of the Tax Sharing Agreement and the requirements under Section 355 of the Code, including the factors and safe harbors described above, we may determine to forgo certain transactions that might otherwise be advantageous. In particular, we may determine to continue to operate certain of our business operations for the foreseeable future even if a sale of such business operations might otherwise be advantageous. Moreover, we might determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions and other strategic transactions, for some period of time following the Split-Off. In addition, our indemnity obligations under the Tax Sharing Agreement might discourage, delay or prevent us entering into a change of control transaction for some period of time following the Split-Off.

We may not realize the potential benefits from the Transactions in the near term or at all.
We anticipate the realization of strategic and financial benefits to our stockholders as a result of our separation from Liberty Media. In determining to approve the Transactions, the Special Committee believed that the Transactions would benefit us and our businesses and result in the creation of stockholder value because, among other things, we would have a single class of “one share, one vote” common stock following the Transactions, we would no longer have a controlling stockholder, and the Transactions would result in more trading liquidity for our common stock and the potential for future eligibility for inclusion in stock market indexes. However, no assurance can be given as to whether or the extent to which these benefits will be actually realized.

We have assumed and are responsible for all of the liabilities attributed to the Liberty SiriusXM Group as a result of the completion of the Transactions, and acquired the assets of SplitCo s on an “as is, where is” basis.
Pursuant to the Reorganization Agreement, we acquired all of SplitCo’s assets and assumed, performed, discharged and fulfilled all of the liabilities of SplitCo, as applicable, regardless of when or where such liabilities arose or arise. The Reorganization Agreement provided that the assets of SplitCo were conveyed to us on an “as is, where is” basis, and while Liberty Media is subject to certain indemnification obligations in favor of us under the Reorganization Agreement, these are generally limited to indemnification for certain indemnifiable losses to the extent arising out of, relating to or in connection with the businesses, assets and liabilities retained by Liberty Media (or any third party claims related thereto) or any breach or failure to perform or comply with any covenant, undertaking or obligation of Liberty Media or its subsidiaries (other than us or our subsidiaries) under the Reorganization Agreement or any agreements and instruments to which Liberty Media or SplitCo was a party required to complete the restructuring transactions contemplated by the Reorganization Agreement.
Furthermore, there are no remedies available to the parties with respect to any breach of representations of the parties to the Merger Agreement, except for certain rights the party may have under applicable law to bring a claim for fraud or willful breach of the Merger Agreement.
As a result, we bear full responsibility for any and all assets and liabilities of SplitCo. To the extent any of the liabilities of SplitCo are larger than anticipated, or an issue with any asset of SplitCo prohibits our businesses from performing as planned, they could have a material adverse impact on our business, financial condition and results of operations.

We may be a target of securities class action and derivative lawsuits in connection with the Transactions.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into agreements for significant transactions such as the Transactions in an effort to seek monetary relief. We may be a defendant in one or more lawsuits relating to the Transactions, including the Merger, and, even if any such future lawsuits are without merit or resolved in our favor, defending against these claims can result in substantial costs and divert management time and resources from other potentially beneficial business opportunities. We cannot predict whether such lawsuits will be brought against us or the outcome of such lawsuits or others, nor can we predict the amount of time and expense that will be required to resolve any such litigation.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.
Certain provisions of our amended and restated charter and amended and restated bylaws may discourage, delay or prevent a change in control that a stockholder may consider favorable.
These provisions include the following:
•establishing a classified board of directors, with staggered terms until the third annual meeting after the effective time of the Merger, which may lengthen the time required to gain control of our board of directors;

•allowing the authorized number of directors on the board of directors to be changed only by resolution of the board of directors;
•permitting only the board of directors to fill vacancies on the board;
•limiting who may call special meetings of stockholders;
•prohibiting stockholder action by written consent (subject to certain exceptions), thereby requiring stockholder action to be taken at a meeting of the stockholders;
•requiring stockholder approval by holders of at least 66-2∕3% in voting power of all then-outstanding shares entitled to vote thereon, voting together as a single class, with respect to an amendment to our amended and restated bylaws and with respect to an amendment to particular articles of our amended and restated charter;
•establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect candidates to serve as a director on the board;
•an exclusive forum provision providing that (a) the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings and (b) the federal district courts will be the exclusive forum for causes of action arising under federal securities law, in each case unless we consent in writing to the selection of an alternative forum; and
•the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our board of directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.
Moreover, because we are incorporated in Delaware and are governed by Section 203 of the Delaware General Corporation Law (the “DGCL”), pursuant to our amended and restated charter, an “interested stockholder” (as such term is defined in the DGCL) is prohibited from merging or combining with us, or engaging in other “business combinations,” for a period of three years after the date of the transaction in which the person acquired in excess of 15% of the outstanding voting stock, except in certain circumstances. These provisions in our amended and restated charter and amended and restated bylaws may discourage, delay or prevent a change in control that a stockholder may consider favorable.

We have overlapping directors with Liberty Media, which may lead to conflicting interests.
Mr. Maffei, President and Chief Executive Officer and a director of Liberty Media, also serves as the Chairman of our board of directors. Dr. Evan Malone, a director of Liberty Media, also serves as a member of our board of directors. The members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty Media have fiduciary duties to its stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting their respective companies. For example, there may be the potential for a conflict of interest if any conflict arises under the Tax Sharing Agreement or when we or Liberty Media looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, our Chairman of the board of directors and certain other directors continue to own Liberty Media common stock, restricted stock units and options to purchase Liberty Media common stock. These ownership interests could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for us or Liberty Media. Any potential conflict that could qualify as a “related party transaction” (as defined in Item 404 of Regulation S-K) will be subject to review by an independent committee of the applicable company’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each company. From time to time, Liberty Media or its respective affiliates may enter into transactions with us and/or our subsidiaries or other affiliates. Although the terms of any such transactions or agreements will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to us, or our subsidiaries or affiliates as would be the case where the parties are completely at arms’ length.

Our directors and officers are protected from liability for a broad range of actions.
Delaware law permits limiting or eliminating the monetary liability of a director and, subject to certain limitations set forth in the DGCL, certain officers, to a corporation or its stockholders, except with regard to breaches of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, in the case of directors, unlawful payment of dividends or unlawful stock purchase or redemption, any transaction from which a director or officer derived an improper personal benefit, or, in the case of officers, any action by or in the right of the corporation. Our amended and restated charter eliminates the liability of its directors and officers to the fullest extent permitted by Delaware law.

Our holding company structure could restrict access to funds of our subsidiaries that may be needed to pay third party obligations.
Sirius XM Holdings is a holding company, and its assets consist primarily of its investments in its subsidiaries, including Sirius XM Inc. and Sirius XM Radio. As a holding company, our ability to meet our financial obligations (including assumed liabilities in connection with the Transactions, such as, currently, the 3.75% Convertible Senior Notes due 2028) to third parties is dependent upon our available cash balances, distributions from subsidiaries (including Sirius XM Inc. and Sirius XM Radio) and other investments and proceeds from any asset sales. Further, our ability to receive dividends or payments or advances from our subsidiaries’ businesses (including Sirius XM Inc. and Sirius XM Radio) depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they are or may become subject and the terms of their indebtedness (including the restrictive covenants contained in Sirius XM Radio’s credit agreement and indentures) and any additional debt they may incur in the future. Accordingly, our ability to make payments to third parties and to otherwise meet our financial obligations at the holding company level may be constricted.

On a standalone basis and on a consolidated basis, we have significant indebtedness, and our subsidiaries’ debt contains certain covenants that restrict its operations.
On a standalone basis and on a consolidated basis, we have significant indebtedness. As of September 30, 2024, we had an aggregate principal amount of approximately $10.8 billion of indebtedness outstanding.
Our indebtedness and the indebtedness of our subsidiaries:
•increases our vulnerability to general adverse economic and industry conditions;
•requires us and our subsidiaries to dedicate a portion of our and/or their cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund capital expenditures, marketing and other general corporate activities;
•limits our and our subsidiaries’ abilities to borrow additional funds; and
•may limit our and our subsidiaries’ flexibility in planning for, or reacting to, changes in our business and the audio entertainment industry.
In addition, Sirius XM Radio’s borrowings under its Senior Secured Revolving Credit Facility carry a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”). Sirius XM Radio may, in the future, hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.

Our ability to incur additional indebtedness to fund our operations could be limited, which could negatively impact its operations.
If additional debt financing is not available to us in the future or we are unable to access funds of our subsidiaries, we may obtain liquidity through the issuance and sale of its equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to continue to develop our business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

2.1†
Reorganization Agreement, dated as of December 11, 2023, by and among Sirius XM Holdings Inc., Liberty Media Corporation and Liberty Sirius XM Holdings Inc. (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on December 13, 2023).

2.2†
First Amendment, dated as of June 16, 2024, to the Reorganization Agreement, dated as of December 11, 2023, by and among Sirius XM Holdings Inc., Liberty Media Corporation and Liberty Sirius XM Holdings Inc. (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 17, 2024

2.3†
Agreement and Plan of Merger, dated as of December 11, 2023, by and among Sirius XM Holdings Inc., Liberty Media Corporation, Liberty Sirius XM Holdings Inc. and Radio Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on December 13, 2023).

2.4†
First Amendment, dated as of June 16, 2024, to the Agreement and Plan of Merger, dated as of December 11, 2023, by and among Sirius XM Holdings Inc., Liberty Media Corporation, Liberty Sirius XM Holdings Inc. and Radio Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 17, 2024).

3.1
Amended and Restated Certificate of Incorporation of Liberty Sirius XM Holdings Inc. (incorporated by reference to Exhibit 3.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024).

3.2	Amended and Restated Bylaws of Liberty Sirius XM Holdings Inc. (incorporated by reference to Exhibit 3.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024).

4.1
Indenture, dated as of March 10, 2023, between Liberty Media Corporation and U.S. Bank Trust Company, National Association, as trustee, relating to Liberty Media Corporation’s 3.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024)

4.2
First Supplemental Indenture, dated as of September 9, 2024, among Liberty Media Corporation, Liberty Sirius XM Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee, relating to Liberty Media Corporation’s 3.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024).

4.3
Indenture, dated as of November 26, 2019, between Liberty Media Corporation and U.S. Bank, National Association, as trustee, relating to Liberty Media Corporation’s 2.75% Exchangeable Senior Debentures due 2049 (incorporated by reference to Exhibit 4.3 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024).

4.4
First Supplemental Indenture, dated as of August 30, 2024, between Liberty Media Corporation and U.S. Bank Trust Company, National Association, as trustee, relating to Liberty Media Corporation’s 2.75% Exchangeable Senior Debentures due 2049 (incorporated by reference to Exhibit 4.4 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024).

4.5
Second Supplemental Indenture, dated as of September 9, 2024, among Liberty Media Corporation, Liberty Sirius XM Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee, relating to Liberty Media Corporation’s 2.75% Exchangeable Senior Debentures due 2049 (incorporated by reference to Exhibit 4.5 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024).

10.2
Tax Sharing Agreement, dated as of September 9, 2024, between Liberty Media Corporation and Liberty Sirius XM Holdings Inc. (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K12B filed on September 10, 2024).

10.3	Form of Sirius XM Holdings Inc. 2024 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-4 (File No. 333- 276758) filed on July 19, 2024)

10.4	Form of Liberty Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.2 to the Form S-4 (File No. 333-276758) filed on July 19, 2024).

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification**

101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Definition Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 ____________________

*	Filed herewith
**	Furnished herewith
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

SIRIUS XM HOLDINGS INC

Dated:	October 31, 2024	By:	/s/ THOMAS D. BARRY
Thomas D. Barry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)