Form 10-K
period 2024-12-31
SIRIUS XM HOLDINGS INC.
filed 2025-01-30
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2024 was zero.  As of June 30, 2024, Sirius XM Holdings Inc. (f/k/a Liberty Sirius XM Holdings Inc.) was a wholly-owned subsidiary of Liberty Media Corporation. At September 9, 2024, by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Sirius XM Holdings became the successor issuer to Sirius XM Inc. (f/k/a Sirius XM Holdings Inc.) and succeeded to the attributes of Sirius XM Inc. as the registrant, including Sirius XM Inc.’s Commission File Number and CIK number.
The number of shares of the registrant’s common stock outstanding as of January 28, 2025 was 338,768,644.

DOCUMENTS INCORPORATED BY REFERENCE
Information included in our definitive proxy statement for our 2025 annual meeting of stockholders is incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
2024 FORM 10-K ANNUAL REPORT

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For example, these forward-looking statements may include, among other things, statements about our outlook and our future results of operations and financial condition; share repurchase plans; the impact of economic and market conditions; and the impact of recent acquisitions. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook” or the negative version of these words or phrases or other comparable words or phrases. Forward-looking statements are subject to risks and uncertainties, including those identified below and under Item 1A—“Risk Factors” in Part I of this Annual Report on Form 10-K, which could cause actual results to differ materially from such statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. We caution you that the risk factors listed below and described under Item 1A— “Risk Factors” in Part I of this Annual Report on Form 10-K are not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise, except as required by law.

Summary of Risk Factors

Risks Relating to our Business and Operations:

•we face substantial competition and that competition has increased over time;
•our SiriusXM service has suffered a loss of subscribers and our Pandora ad-supported service has similarly experienced a loss of monthly active users;
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
•we may not realize the benefits of acquisitions or other strategic investments and initiatives; and
•the impact of economic conditions may adversely affect our business, operating results, and financial condition;

Risks Relating to our SiriusXM Business:

•changing consumer behavior and new technologies relating to our satellite radio business may reduce our subscribers and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us;
•a substantial number of our SiriusXM service subscribers periodically cancel their subscriptions and we cannot predict how successful we will be at retaining customers;
•our ability to profitably attract and retain new subscribers to our SiriusXM service is uncertain;
•our business depends in part upon the auto industry;
•the imposition of tariffs by the United States government could have a major effect on the United States auto industry, which Sirius XM is dependent upon as a material source of new subscribers;
•failure of our satellites would significantly damage our business; and
•our SiriusXM service may experience harmful interference from wireless operations.

Risks Relating to our Pandora and Off-platform Business:

•our Pandora and Off-platform business generates a significant portion of its revenues from advertising, and reduced spending by advertisers could harm our business;
•emerging industry trends may adversely impact our ability to generate revenue from advertising;

•our failure to convince advertisers of the benefits of our Pandora ad-supported service could harm our business;
•if we are unable to maintain our advertising revenue our results of operations will be adversely affected;
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
•we may face lawsuits, incur liability or suffer reputational harm as a result of content published or made available through our services; and
•environmental, social and governance expectations and related reporting obligations may expose us to potential liabilities, increased costs, reputational harm, and other adverse effects.

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

•rapid technological and industry changes and new entrants could adversely impact our services;
•the market for music rights is changing and is subject to significant uncertainties;
•our Pandora services depend upon maintaining complex licenses with copyright owners, and these licenses contain onerous terms;
•failure to protect our intellectual property or actions by third parties to enforce their intellectual property rights could substantially harm our business and operating results; and
•some of our services and technologies use “open source” software, which may restrict how we use or distribute our services or require that we release the source code subject to those licenses.

Risks Related to our Capital Structure:

•while we currently pay a quarterly cash dividend to holders of our common stock, we may change our dividend policy at any time;
• our holding company structure could restrict access to funds of our subsidiaries that may be needed to pay third party obligations;
•we have significant indebtedness, and our subsidiaries’ debt contains certain covenants that restrict their operations; and
•our ability to incur additional indebtedness to fund our operations could be limited, which could negatively impact our operations.

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
•we may be harmed by securities class actions and derivative lawsuits in connection with the Transactions;
•it may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders;

•we have directors associated with Liberty Media, which may lead to conflicting interests; and
•our directors and officers are protected from liability for a broad range of actions.

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

PART I
ITEM 1.    BUSINESS
This Annual Report on Form 10-K presents information for Sirius XM Holdings Inc., a Delaware corporation. Sirius XM Holdings Inc. is the product of a series of transactions that closed on September 9, 2024.
Liberty Media Transactions
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
On September 6, 2024, Sirius XM Radio LLC, our wholly owned subsidiary, converted from a Delaware corporation to a Delaware limited liability company.
The Transactions are intended to generally be tax-free to holders of Liberty Sirius XM common stock and Sirius XM Holdings common stock (except with respect to any cash received by such holders) and the completion of the Transactions was subject to various conditions, including the receipt of opinions of tax counsel. Upon completion of the Transactions, Liberty Media no longer owned any shares of Sirius XM Holdings Inc.
General

The information contained in this Annual Report on Form 10-K represents a combination of the historical information of SplitCo (now renamed Sirius XM Holdings Inc.) prior to the Merger Effective Time and Old Sirius.
The terms “Sirius XM Holdings,” “the Company,” “us,” “we” and “our” as used herein and unless otherwise stated or indicated by context, refer to Sirius XM Holdings Inc. and its subsidiaries. “Sirius XM” refers to Sirius XM Holdings’ wholly owned subsidiaries, Sirius XM Inc., Sirius XM Radio LLC and its subsidiaries, other than Pandora. “Pandora” refers to Sirius XM’s wholly owned subsidiary Pandora Media, LLC and its subsidiaries.
Our Businesses
We operate two complementary audio entertainment businesses – our SiriusXM business and our Pandora and Off-platform business. We are the leading audio entertainment company in North America with a portfolio of audio businesses including our flagship subscription entertainment service, SiriusXM; the ad-supported and premium music streaming services of Pandora; a podcast network; an advertising sales group, SiriusXM Media; and a suite of advertising technology solutions. We believe we reach a combined monthly audience of approximately 160 million listeners.

In December 2024, we adopted an updated strategic plan, which sharpens our focus on our core subscription business; leverages the strength of our advertising business across our portfolio of products and properties; accelerates efficiency throughout our organization; and emphasizes robust margins, free cash flow generation, and stockholder returns.
Our vision is to shape the future of audio where everyone is effortlessly connected to the voices, stories and music they love. We continue to expand the range of choices for our listeners – both in terms of compelling content and the array of ways in which it can be consumed. There are approximately 167 million vehicles in operation with SiriusXM radios, and the proliferation of smart speakers and other connected devices, including our web player and the SiriusXM App, has increased the range of options consumers have for engaging with and consuming our content.
In 2024, we continued an extensive digital infrastructure update that began in 2023. This project involves the implementation of new systems and products that extend from our consumer-facing SiriusXM App to the systems underlying our billing, identity, commerce and customer management functions. Once fully deployed, these systems are expected to unlock opportunities for more efficient data utilization and provide deeper insights into our customers, potential customers and how individuals engage with our audio entertainment services. We anticipate that these investments in digital infrastructure will enhance operational efficiency, improve customer service, optimize customer marketing efforts and enable users to discover more content while customizing their listening experiences. This new digital infrastructure incorporates both systems developed internally as well as platforms licensed from leading third party technology providers.
The new SiriusXM App, which launched in December 2023, serves as a companion to our satellite radio service and is updated regularly. The SiriusXM App includes a sleek design that is easy to use and includes modernized client applications. The SiriusXM App also includes, among its many upgrades, improved search and discovery functions and refines the talk and sports programming and podcast experience for listeners.
SiriusXM
Our SiriusXM business features a wide range of content, including, music, sports, entertainment, comedy, talk and news channels, podcasts and infotainment services, all available in the United States on a subscription fee basis. SiriusXM’s content bundles include live, curated and certain exclusive and on demand programming. The SiriusXM service is distributed through our two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment.  Radios are primarily distributed through automakers, retailers and SiriusXM’s website. Additionally, our user interface, “360L,” integrates satellite and streaming services into a seamless in-vehicle entertainment experience.
The primary source of revenue from our SiriusXM business is subscription fees, with most of our customers subscribing to monthly or annual plans.  Additional revenue streams include advertising on select non-music channels, direct sales of radios and accessories, and other ancillary services.  As of December 31, 2024, our SiriusXM business had approximately 33.2 million subscribers.
In addition to our audio entertainment businesses, we provide connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. We also offer a suite of data services that includes graphical weather and fuel prices, a traffic information service, and real-time weather services in boats and planes.
SiriusXM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”).
Pandora and Off-platform
Our Pandora service operates a music, comedy and podcast streaming platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists and podcasts as well as search and play songs and albums on-demand. Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of December 31, 2024, Pandora had approximately 5.8 million subscribers.
The majority of revenue from our Pandora service is generated from advertising on Pandora’s ad-supported radio service. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers.
Our Pandora and Off-platform business also sells advertising on other audio platforms and in widely distributed podcasts, which we consider to be off-platform services.

Podcasting
In 2024, an estimated 135 million Americans listened to a podcast at least monthly. SiriusXM serves as the ad sales representative and distributor for many podcasts, including several leading podcast networks such as Unwell Network, Audiochuck, SmartLess and NBC News. These podcasts are included in the SiriusXM Podcast Network.
Within our service, SiriusXM subscribers can listen to their favorite podcasts with streaming access via the SiriusXM App, online and to a limited extent on 360L. Covering topics such as true crime, news, politics, music, comedy, sports and entertainment, SiriusXM’s curated selection of podcasts comes from third parties as well as SiriusXM content edited into podcast format.
In 2024, we launched SiriusXM Podcast+, a subscription service offering ad-free access to exclusive content and new episodes to a variety of our premium podcasts. SiriusXM Podcast+ subscriptions can be purchased through Apple Podcasts.
We also offer a portal, “Simplecast Creator Connect,” for podcasters to share their podcasts with new audiences and gather data about their shows. Podcasts submitted through this portal are offered to subscribers of Pandora’s ad-supported service as an additional benefit.
Through Simplecast, we also offer a comprehensive podcast management and analytics platform, allowing us to offer podcasters a solution for management, hosting, analytics and advertising sales.
SiriusXM Media
SiriusXM Media is our advertising sales group that supports both the SiriusXM and Pandora audio entertainment services. SiriusXM Media also sells advertising on audio platforms and in podcasts unaffiliated with us and serves as the exclusive advertising representative for other third party platforms and podcasters. SiriusXM Media has a reach of more than 160 million monthly listeners, and gives brands, creators, and publishers access to the largest digital audio advertising platform in North America.
SiriusXM Media enables advertisers the ability to run campaigns across multiple platforms in the United States, including Pandora and SoundCloud. In addition, through AdsWizz Inc., we provide a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and monetization solutions.
Our SiriusXM Business
Programming
SiriusXM is home to hundreds of expertly curated, ad-free music channels across all genres, decades, and moods as well as the must-hear live moments and top hosts in sports, news, entertainment, comedy, podcasts, and more.
•From one-of-a-kind channels by some of the world’s top musicians to first-listens and exclusive performances from emerging artists and bands, SiriusXM presents the soundtrack for any moment.
•SiriusXM brings fans closer to their favorite sport by offering the most extensive lineup of live pro and college play-by-play plus call-in programming that delivers real-time reactions and analysis from experts and insiders.
•Subscribers also stay informed and entertained with news and politics from every perspective, entertainment, comedy, and beyond with celebrity interviews, iconic hosts, trusted opinions and non-stop laughs.
•The full channel lineup is available at siriusxm.com.
We believe that our extensive programming, including our exclusive, live and curated content, sets us apart from terrestrial radio and other audio entertainment providers. Our SiriusXM business aims to be a platform for diverse perspectives with channels reflecting views from across the spectrum of culture and spotlighting historically underrepresented groups. As we continue to refresh and adjust to our programming lineup over time to both attract new audiences and deliver meaningful value to our existing subscribers, we remain committed to maintaining the diversity and originality in our content.
SiriusXM Streaming Service
Our streaming service offers a wide variety of music and non-music channels, including channels and content that are not available on our satellite radio service, and podcasts. Consumers can access our streaming service on iOS and Android mobile devices, web browsers, and other internet connected devices.

Our streaming service currently features: the broad range of music, sports, talk, news and entertainment channels available on satellite radio; access to over 200 additional music channels; on-demand new and archive episodes of SiriusXM shows and specials; and video content, including video from The Howard Stern Show, featuring in-studio performances, interviews and behind-the-scenes moments with artists, personalities and newsmakers. In addition, we offer an Artist Stations feature as part of substantially all our plans, which allows subscribers to create their own customized ad-free music stations based on their favorite artists within the SiriusXM app and on capable 360L in-vehicle radios.
Our SiriusXM service also includes a robust library of podcasts, some of which are exclusive, along with other on-demand content.
Marketing
We offer our audio entertainment services in a variety of subscription plans at multiple price points to match diverse customer needs. For example, we offer our satellite radio service in our All Access, Platinum, Music & Entertainment, Music Showcase and News, Sports & Talk plans. These plans include a range of content, and a number of these plans are also offered in Family Friendly versions. These plans are offered at a variety of price points. A substantial number of our subscribers enjoy our audio entertainment service at promotional prices.
Our streaming service is currently included with virtually all of our satellite radio subscription plans. We also offer our streaming service in a standalone package, All Access (App only), available directly through us, third party app stores and integrated billing providers.
In 2024, we introduced new plans and pricing options designed to attract and retain subscribers while enhancing the value of existing plans. These new prices start as low as $9.99 for new subscribers to our All-Music satellite radio package and provide consumers the ability to add a variety of content bundles to customize their package to fit their taste and budget. In 2024, we also migrated certain premium content and features to lower tiered plans to increase the value to subscribers of these plans in an effort to retain existing subscribers. For example, our Music & Entertainment plan now includes more sports content and the Howard Stern channels, and our Platinum plan includes the ability to access three simultaneous streams so subscribers can share access with family members.
In May 2024, we began offering a free, advertising-supported plan, which we call Free Access, to select customers. Free Access is available in select 360L vehicles, and is accessible by consumers after the expiration of their trial or paid subscription. Free Access is offered in Nissan and Polestar capable vehicles currently, and we expect that additional automakers will support Free Access beginning later this year. Free Access is offered to consumers without a subscription fee, but individuals are required to opt in to access the free, ad-supported channels on their inactive radios. Free Access features a total of 41 channels, including 15 music channels, 9 comedy, sports, and news channels, and includes advertising on many channels. A subscriber’s Free Access service continues until either we or the customer cancels the subscription, or until the consumer purchases a paid subscription to our service. The subscribers to, and advertising revenue being generated by, Free Access is currently not material.
In 2024, we also launched a SiriusXM Podcast+ subscription service which permits consumers to receive benefits such as ad-free access and exclusive content to new episodes of a variety of our premium podcasts. SiriusXM Podcast+ subscriptions can be purchased through Apple Podcasts.
We have agreements with leading electric vehicle manufacturers, including Tesla, Lucid and Rivian, to integrate the SiriusXM experience into their vehicles. We also have entered into agreements with third parties designed to increase the distribution and ease of use of our streaming service, including through connected devices. In addition, we have arrangements with various services and consumer electronics manufacturers to include the SiriusXM streaming functionality with their service and devices.
360L
Our advanced automotive platform, “360L,” integrates satellite and streaming services into a seamless in-vehicle entertainment experience. We have agreements with many automakers to deploy our 360L interface in a variety of vehicles. In 2024, our 360L platform was included in approximately 154 vehicle models manufactured for sale in the United States. We expect that 360L will be included in a majority of vehicles that include SiriusXM functionality in the future.

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
Distribution of Radios
New Vehicles
We distribute satellite radios through the sale and lease of new vehicles, and we have agreements with major automakers to offer satellite radios in their vehicles.  Satellite radios are available as a factory-installed feature in substantially all vehicle makes sold in the United States.
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
Previously Owned Vehicles
We acquire subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios.  We have entered into agreements with many automakers to include a subscription to our service in the sale or lease of vehicles which include satellite radios sold through their certified pre-owned programs.  We also work directly with franchise and independent dealers on programs for non-certified pre-owned vehicles.
We have developed systems and methods to identify purchasers and lessees of pre-owned vehicles equipped with satellite radios and have established marketing plans to promote our services to these potential subscribers. Leveraging this information, we have established targeted marketing plans to promote our services to these potential subscribers.
Retail
Our retail distribution strategy is designed to give consumers convenient access to our products, both online and in stores. We sell satellite radios directly to consumers through our website.  Additionally, our satellite radios are marketed and distributed through national, regional and online retailers, such as Amazon.com.
Our Satellite Radio Systems
Our satellite radio systems are designed to deliver clear reception across most areas of the continental United States despite variations in terrain, buildings and other obstructions.  We continually monitor our infrastructure and regularly evaluate improvements in technology.
Our satellite radio systems have three principal components:
•satellites, terrestrial repeaters and other satellite facilities;
•studios; and
•radios.
Satellites, Terrestrial Repeaters and Other Satellite Facilities
Satellites. We provide our service through a fleet of orbiting geostationary satellites. Two of these satellites, FM-5 and FM-6, transmit our service on frequencies originally licensed by the Federal Communications Commission (the “FCC”) to Sirius, and two of these satellites, XM-5 and SXM-8, transmit our service on frequencies originally licensed by the FCC to XM. Our XM-3 satellite serves as a spare for the XM system, although we expect to de-orbit this satellite in 2025.
On December 5, 2024, our SXM-9 satellite was successfully launched and has completed in-orbit testing. Our SXM-9 satellite has replaced our SXM-8 satellite in the XM constellation, with SXM-8 becoming an in-orbit spare.

We have entered into agreements for the design, construction and launch of three additional satellites, SXM-10, SXM-11 and SXM-12. Construction of these satellites is underway, and those satellites are expected to be launched into geostationary orbits in 2025, 2026 and 2027, respectively.
Satellite Insurance.  We have procured insurance for SXM-9, SXM-10, SXM-11 and SXM-12 to mitigate the risks associated with each satellite’s launch and first year of in-orbit operation. We do not carry insurance policies covering our other in-orbit satellites as we consider the premium costs to be uneconomical relative to the risk of satellite failure.
Terrestrial Repeaters.  In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected.  In other areas with a high density of next generation wireless systems our service may experience interference. In many of these areas, we have deployed terrestrial repeaters to supplement and enhance our signal coverage, and, in other areas, we may deploy additional repeaters to mitigate interference.  We operate over 1,000 terrestrial repeaters across the United States as part of our systems.
Other Satellite Facilities.  We control and communicate with our satellites from facilities in North America. Our satellites are monitored, tracked and controlled by a third party satellite operator.
Studios
Our programming originates from studios in New York City (where our corporate headquarters are located), Los Angeles, Miami, Nashville, Las Vegas and Washington D.C. and, to a lesser extent, from smaller studios in a variety of venues across the country.  To facilitate flexibility, we provide equipment to artists and hosts to enable the creation and transmission of programming from other locations.
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
Connected Vehicle Services
We provide connected vehicle services to and on behalf of several automakers, enhancing the safety, security and driving experience for drivers while delivering marketing benefits to automakers and their dealers. We support a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicle diagnostics, and stolen or parked vehicle locator services. Subscribers to our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics.
Other Services
Commercial Accounts.  Our music programming services are available for commercial establishments through our wholly owned subsidiary, Pandora Cloud Cover Media, Inc. (“Cloud Cover”) and through Pandora for Business and SiriusXM for Business, each of which offers a licensed, commercial-free music service for offices, restaurants and other business establishments.
Satellite Television Service.  Certain of our music channels are offered as part of select programming packages on the DISH Network satellite television service.
Travel Link.  We offer Travel Link, a suite of data services that includes graphical weather updates, fuel prices, sports schedules and scores and movie listings.
Real-Time Traffic Services.  We offer services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems.
Real-Time Weather Services.  We offer real-time weather services in vehicles, boats and planes.
Commercial subscribers to the SiriusXM and Pandora programming services are included in our subscriber counts, respectively. Commercial subscribers to the Cloud Cover music programming service are included in our Pandora and Off-

platform subscriber counts. Subscribers to the DISH Network satellite television service are not included in our subscriber counts nor are subscribers to our Travel Link, real-time traffic services and real-time weather services, unless the applicable service is purchased by the subscriber separately and not as part of a radio subscription to our service.
Emergency Services. In 2024, we acquired the licenses in the 2.3 GHz Wireless Communications Service (“WCS”) C and D Blocks from subsidiaries of AT&T. This WCS spectrum consists of 5 MHz of unpaired blocks each, with “C block” being located at 2315-2320 MHz and “D block” being located at 2345-2350 MHz. The transaction was subject to customary closing conditions, including certain approvals of, and waivers by, the FCC.
We intend to use the additional spectrum for public interest purposes, providing a satellite-delivered service to enhance the emergency communications capabilities of the Federal Emergency Management Agency (“FEMA”), furthering our essential public safety role. The initial use of this spectrum will give FEMA access to secure bandwidth on our satellite radio system, allowing FEMA to have a new method of connectivity with its National Public Warning System network. We also may use this spectrum for additional public safety communications and potentially other services in the future.
Sirius XM Canada
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, with the remainder of Sirius XM Canada's voting and equity interests held by two shareholders.
Sirius XM and Sirius XM Canada have entered into a services and distribution agreement pursuant to which Sirius XM Canada pays Sirius XM a variable fee evaluated annually based on comparable companies. In accordance with this services and distribution agreement, the fee is payable on a monthly basis. Sirius XM has also extended a loan to Sirius XM Canada. As of December 31, 2024, the principal amount outstanding on that loan was $7 million.
As of December 31, 2024, Sirius XM Canada had approximately 2.5 million subscribers. Sirius XM Canada’s subscribers are not included in our subscriber count or subscriber-based operating metrics.
Our Pandora and Off-platform Business
Pandora Media, LLC, which owns and operates our Pandora and Off-Platform business, is a wholly owned subsidiary of Sirius XM.
Streaming Radio and On-Demand Music Services
Pandora offers a highly personalized audio entertainment platform allowing users to create customized stations and playlists while also enabling on-demand search and playback of songs and albums. The Pandora service leverages advanced content programming algorithms, listener data, and music attributes to predict user music preferences, play content suited to the tastes of each listener, and introduce each listener to music consistent with the consumer's preferences.
The Pandora service is available on iOS and Android mobile devices, web browsers, and other internet connected devices. The Pandora application is free to download and use. Our Pandora service is also available in vehicles in the United States with smartphone connectivity. Certain automakers provide embedded streaming connectivity that supports and makes available the Pandora service in vehicles without the need for smartphone connectivity. Additionally, our Pandora service is integrated into consumer electronic, voice-based devices and smart speakers.
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
SiriusXM Media
SiriusXM Media is an advertising sales group spanning our SiriusXM and Pandora audio entertainment services. SiriusXM Media also serves as the exclusive advertising representative for other third party platforms and podcasters, including such major entities as SoundCloud and NBCUniversal. SiriusXM Media has a reach of more than 160 million listeners, and gives brands, creators, and publishers access to the largest digital audio advertising platform in North America.
SiriusXM Media is the exclusive advertising sales representative for our SiriusXM and Pandora platforms. In addition to subscription fees, Sirius XM derives revenues from advertising on select non-music channels. Pandora’s primary source of revenue is the sale of audio, display and video advertising for connected device platforms, including computers and mobile devices. Our Pandora and Off-platform business maintains a portfolio of proprietary advertising technologies which include order management, advertising serving and timing, native advertising formats, targeting and reporting. Pandora provides advertisers with the ability to target and connect with listeners based on various criteria including age, gender, geographic location and content preferences.
SiriusXM Podcast Network
We license original podcasts from their creators and provide podcast advertising services generating revenue from nearly 700 shows. We create and distribute original podcasts licensed from third parties through platforms such as the iPhone podcast App. We earn revenue by distributing advertising on certain owned and operated podcasts as well as those created by third parties, including placement based on an advertiser’s desired target audience and from the sale of advertising on licensed podcasts.
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
Artificial Intelligence
We utilize advanced artificial intelligence (“AI”) algorithms and technologies to enhance various aspects of our operations. These enhancements include improving customer experience, optimizing our marketing execution, and enabling more effective analysis and use of our operating and financial data. Given the evolving nature and complexity of AI technologies, there remains inherent operational and legal risks. For more details, refer to Item 1A – Risk Factors – “We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations,” which highlights potential challenges in managing AI use, including reputational harm, competitive harm, legal liability and potential adverse effects on our results of operations.
Competition
We encounter substantial competition for both listeners and advertisers in our SiriusXM business and our Pandora and Off-platform business. That competition includes a wide range of providers offering radio and other audio services. The competition landscape underscores the need for constant innovation and differentiation in our content, technology and advertising solutions.
Competition for Subscribers and Listeners
Traditional AM/FM Radio
Our SiriusXM services and Pandora services compete with traditional AM/FM radio.  Traditional AM/FM radio has a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by subscription fees.  Many radio stations offer information programming of a local nature, such as local news and sports.  The availability of traditional free AM/FM radio may reduce the likelihood that customers would be willing to pay for our subscription services. Several traditional radio companies own large numbers of radio stations and other media properties, such as podcast networks.
Streaming and On-Demand Competitors
Streaming and on-demand services, including Amazon Prime, Apple Music, Spotify, TikTok and YouTube, compete with our SiriusXM and Pandora services.  The widespread deployment of Apple CarPlay and Android Auto has increased the visibility of these on-demand services in many vehicles and further strengthened their ability to compete with our SiriusXM and Pandora services for listeners.
Major online providers also make high fidelity digital streams available at no cost or, in some cases, for less than the cost of a satellite radio subscription.  Certain of these services include advanced functionality, such as personalization and customization and allow the user to access large libraries of content.  These services, in some instances, are also offered through devices sold by the service providers including Apple, Google and Amazon. These services compete with our services, at home, in vehicles, and wherever audio entertainment is consumed.
Advanced In-Dash Infotainment Systems
Nearly all automakers have deployed integrated multimedia systems in dashboards as well as projection technologies through Apple CarPlay and Android Auto.  These systems enhance the attractiveness of internet based competitors by making such applications more prominent, easier to access, and safer to use in vehicles.
Direct Broadcast Satellite and Cable Audio
A number of providers offer specialized audio services through either direct broadcast satellite or cable audio systems.  These services are targeted to fixed locations, mostly in-home, but also include mobile entertainment.  The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly charge for the audio service. In addition, other services offered by these providers, such as cable television, on-demand video streaming, and interactive video games, compete with our services to the extent they utilize existing or potential users' and listeners' time that could otherwise be allocated to the use of our SiriusXM or Pandora services.
Other Digital Media Services
The audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms that compete with both our SiriusXM and Pandora services now or that could compete with those services in the future.
Traffic Services
For our SiriusXM business, a number of providers compete with our traffic services, particularly smartphones offering GPS mapping with sophisticated data-based turn navigation.
Connected Vehicle Services
Our SiriusXM connected vehicle services business operates in a highly competitive environment and competes with several providers as well as with products being developed for vehicles by automakers and other third parties.  OnStar, a division of General Motors, also offers connected vehicle services in GM vehicles.  Wireless devices, such as mobile phones, are also competitors. We compete against other connected vehicle service providers for automaker arrangements on the basis of innovation, service quality and reliability, marketing and other customer relationship management services, technical capabilities and system customization, scope of service, industry experience, past performance and price.
Competition for Advertisers
Our competition for advertisers includes large scale online advertising platforms such as Amazon, Facebook, YouTube and Google; connected television (CTV) providers; traditional media companies such as television broadcasters and national print outlets; broadcast radio providers; podcast distributors and networks; and companies in the audio entertainment market. We compete against these providers for advertisers on the basis of several factors, including advertisers’ overall budgets, perceived return on investment, effectiveness and relevance of our advertising platforms, the amount and scope of our data on listeners, price, delivery of large volumes or precise types of advertisements to targeted demographics, transactional capabilities and reporting capabilities.
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
Our SiriusXM Business
As operators of a privately-owned satellite system, we are regulated by the FCC under the Communications Act of 1934, principally with respect to:
•the licensing of our satellite systems;
•preventing interference with or to other users of radio frequencies; and
•compliance with FCC rules established specifically for U.S. satellites and satellite radio services.

Any assignment or transfer of control of our FCC licenses must be approved in advance by the FCC.
The FCC's order approving our merger with XM Satellite Radio Holdings Inc. in July 2008 requires us to comply with certain voluntary commitments we made as part of the FCC merger proceeding.  We believe we comply with those commitments.
In 1997, we were the winning bidders for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services.  Our FCC licenses for our FM-5 satellite expires in 2025, our FM-6 satellite license expires in 2030, our XM-3 satellite license expires in 2026, our XM-5 satellite license expires in 2026, our SXM-8 satellite license expires in 2029, and our SXM-9 satellite license is expected to expire in 2033. Our SXM-7 satellite license expires in 2029, although SXM-7 is not in active use due to payload failures that occurred during in-orbit testing. We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant licenses for any replacement satellites.
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
Copyrights to Programming
In connection with our businesses, we must enter into royalty arrangements with two sets of rights holders:  holders of musical compositions copyrights (that is, the music and lyrics) and holders of sound recordings copyrights (that is, the actual recording of a work). Our SiriusXM and Pandora services use both statutory and direct music licenses as part of their businesses. We license varying rights - such as performance and mechanical rights - for use in our SiriusXM and Pandora services based on the various radio and interactive services they offer.
Set forth below is a brief overview of the complex licensing arrangements for music composition and sound recording rights for our SiriusXM and Pandora services. The description below is only a summary of these complex licensing arrangements.
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
SiriusXM Service. We have arrangements with ASCAP, BMI, SESAC and GMR to license the musical compositions we perform on our satellite radio and streaming services. Currently, we have an interim license with BMI. While we were negotiating rates and terms with BMI, in September 2024, BMI filed a Petition in the United States District Court for the Southern District of New York requesting a determination under the Consent Decree with the Department of Justice to which BMI is subject that the rates it quoted in May 2023 for the license requested by Sirius XM are reasonable or, in the alternative, for an order setting reasonable rates for Sirius XM’s public performance of songs in the BMI repertoire.

Our SiriusXM business does not require mechanical licenses.
Pandora Services. We have arrangements with ASCAP, BMI, SESAC, GMR and a variety of other copyright owners to license the musical compositions performance rights we use on our Pandora services. We have not agreed on the rates and terms for definitive licenses between Pandora and either ASCAP or BMI. Currently, we have interim licenses with ASCAP and BMI relating to Pandora. For our Pandora ad-supported radio service, certain copyright holders receive as a performance royalty a fee based on usage and their ownership share of the works that Pandora plays, and other copyright holders receive a fixed fee.
Pandora must also license mechanical rights to offer the interactive features of the Pandora services. For our Pandora subscription services, copyright holders receive payments for these rights at the rates determined in accordance with the statutory license set forth in Section 115 of the United States Copyright Act. For the five-year period commencing January 1, 2023 and ending December 31, 2027, Pandora agreed to pay the greater of 15.1% of revenues or 26.2% of record label payments in 2024, rising over the five-year period to 15.35% of revenues or 26.2% of record label payments by 2027.
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
SiriusXM and Pandora Non-Interactive Streaming Businesses. In January 2024, the CRB commenced a rate setting proceeding covering the statutory license for non-interactive streaming services for the period from January 1, 2026 through December 31, 2030. In September 2024, we filed our direct case in that proceeding and requested the CRB to set a royalty rate payable by us under the statutory license covering the performance of sound recordings over non-interactive streaming services and proposed $0.0018 per performance for ad-supported services and $0.0020 per performance for subscription services. Our proposed rates are a reduction from the current rates of $0.0025 per performance for ad-supported services and $0.0031 per performance for subscription services. In September 2024, SoundExchange also filed its direct case in the proceeding and requested the CRB to set a royalty rate under the statutory license of $0.0034 per performance for ad-supported services and $0.0037 per performance for subscription services, in each case subject to annual increases based on the consumer price index. A hearing before the CRB in this proceeding is scheduled for 2025.
Interactive streaming services, such as Pandora Plus and Pandora Premium, do not qualify for the statutory license and those services must negotiate direct license arrangements with the owners of copyrights in sound recordings.
SiriusXM Satellite Radio Business. For the ten-year period commencing January 1, 2018 and ending on December 31, 2027, the CRB set the royalty rate payable by us under the statutory license covering the performance of sound recordings over our SiriusXM satellite radio service, and the making of ephemeral copies in support of such performances, to be 15.5% of gross revenues, subject to exclusions and adjustments. The revenue subject to royalty includes subscription revenue from our U.S. satellite digital audio radio subscribers and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. The rates and terms permit us to reduce the payment due each month for those sound recordings that are separately licensed and sound recordings that are directly licensed from copyright owners and exclude from our revenue certain other items, such as royalties paid to us for intellectual property, sales and use taxes, bad debt expense and generally revenue attributable to areas of our business that do not involve the use of copyrighted sound recordings.
In 2024, we paid a per performance rate for the streaming of certain sound recordings of $0.0031 on our SiriusXM streaming service which increased from $0.0030 in 2023. In 2025, we expect to pay a per performance rate for the streaming of certain sound recordings of $0.0032 on our SiriusXM streaming service.

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
SiriusXM Business
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
Human Capital Resources
Overview
As of December 31, 2024, we had 5,515 full-time and part-time employees whose skills span a wide range of highly specialized capabilities. Our core voluntary full-time employee turnover rate in 2024 was approximately 6.6%. We strive to maintain an inclusive culture where our differences are valued, respected and celebrated, and our diverse perspectives are united to drive and grow our businesses.
Who We Are
We employ a diverse workforce, composed of individuals with different identities, experiences, perspectives and priorities. Together, we represent different dimensions of diversity and are committed to fostering an environment where all of our employees can thrive and reach their full potential.
We encourage our employees to voluntarily self-identify their gender, race, ethnicity, veteran and disability status. Understanding our employee demographics enables us to shape our talent strategy and invest time and resources in various initiatives. As of December 31, 2024, 42.2% of our employees identified as women and 40.4% identified as people of color (African American, Latinx, Asian, and Native American). At our executive leadership level (which we define as employees at the vice president and above level), 36.1% of our employees identified as women and 16.8% as people of color.
We promote SiriusXM as an employer of choice through a number of different efforts. We attend professional conferences and engage with a broad set of third-party organizations to encourage applicants with a wide range of experiences and backgrounds.
Many of our employees are members of our employee resource groups, known as SiriusXM Communities, which were established for the purpose of supporting, nurturing, and empowering under-represented members of our workforce.

We prioritize cultural awareness, celebrate inclusion and diversity, and educate our workforce on our anti-harassment and discrimination policies. Our policies are designed to protect against discrimination based upon sex, gender, race, color, religion and religious creed, national origin, ancestry, physical or mental disability, genetic information, age, marital status, pregnancy, sexual orientation, gender identity, gender expression, sex stereotype, transgender, immigration status, military and protected veteran status, medical condition, or any basis prohibited under federal, state or local law. We also host Conscious Inclusion training and we offer our “Can We Talk?” program, both of which are designed to explore bias and its impact, increase cultural awareness, invite open dialogue, and promote inclusive behaviors in our workplace.
We also comply with the FCC’s Equal Employment Opportunity (“EEO”) rules, including making our EEO reports publicly available. We maintain our Code of Ethics which embodies our commitment to conduct business in accordance with applicable law and the highest ethical standards.
What We Believe
We believe that our employees do their best work when they feel connected, supported and empowered, and we are committed to making that happen with people-focused initiatives. Our core values, which define us as authentic, inclusive, curious and driven, are aligned with our vision. Together, these elements set the foundation for how we collaborate and operate as individuals.
We believe that our success hinges on our ability to attract, retain, and develop top talent. Recognizing employees for outstanding accomplishments, rewarding them for positive performance, and inspiring them to reach new heights are strongly connected to retention. We are a results-driven organization and we believe that recognition and reward are key to generating a sense of pride and accountability. Through our engagement surveys and other communication channels, we have learned about our workforce and this knowledge shaped the people-focused initiatives we prioritized in 2024. We believe that our culture fuels our ability to execute, and underpins our employee talent strategy.
How We Reward and Develop Our People
Our goal is to establish SiriusXM as a place where employees can build long-term careers and achieve their personal and professional aspirations. We offer a comprehensive total reward program designed to attract, motivate, and retain top talent. This program combines competitive compensation with benefits and well-being resources designed to meet the diverse needs of our workforce. Our compensation programs, which vary by employee level, include salary, incentive compensation opportunities, and equity-based compensation awards. In addition, we believe our benefits programs are competitive for the markets in which we operate and may include healthcare and insurance benefits, paid time off, paid parental leave, fertility resources, flexible work schedules, and employee assistance programs.
We have robust talent development offerings, including training opportunities, access to LinkedIn Learning which offers an extensive content library, a mentorship program, leadership development programs, and a performance feedback program. Our talent development programs include a goal-setting process, a career path framework, skills and core competency assessments, and custom learning paths. Additionally, through mentoring programs, specialized management training and leadership coaching, we nurture the professional growth of our employees.
Succession planning is a priority for our leaders. The Compensation Committee of our Board of Directors oversees our management continuity planning process, and reviews and evaluates succession plans relating to our Chief Executive Officer and other executive officers.
How We Give Back
SiriusXM Cares is the name of our philanthropic effort to promote charitable giving. SiriusXM Cares has three focus areas for giving: Employee, Social Equity, and Corporate; and through these focus areas, we give directly or bolster employee giving efforts.
Through our focus on the Employee, we invite employees to give to the causes most meaningful to them. We have a charitable matching program that offers employees a dollar for dollar match on their charitable contributions up to a specific cap. In addition, full-time employees are eligible to receive five days of paid time off to volunteer with charitable organizations of their choice. During 2024, over 590 employees volunteered over 8,400 hours, and over 680 employees utilized our charitable matching program, benefiting more than 860 charitable organizations.
In alignment with our Social Equity and Corporate focus areas, SiriusXM Cares has contributed to a variety of organizations over the past four years.

Our Health, Safety and Well-Being
We are committed to providing a healthy and safe environment that allows employees to thrive professionally and personally. To support the well-being of our employees and their families we also offer resources focused on physical, mental, and emotional health.
Corporate Information and Available Information
Our executive offices are located at 1221 Avenue of the Americas, 35th floor, New York, New York 10020 and our telephone number is (212) 584-5100. Our internet address is www.siriusxm.com. Our annual, quarterly and current reports, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed or furnished such material with the SEC. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Siriusxm.com (including any other reference to such address in this Annual Report on Form 10-K) is an inactive textual reference only, meaning that the information contained on or accessible from the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference. We may use our website as a distribution channel of material company information. Financial and other important information regarding us is routinely posted on and accessible through our website at https://www.siriusxm.com. In addition, you may automatically receive email alerts and other information about us when you enroll your email address by visiting the “Email Alerts” section under the “Shareholder Services” heading at http://investor.siriusxm.com/investor-overview.
Information About Our Executive Officers
Certain information regarding our executive officers as of January 28, 2025 is provided below:

Name	Age	Position
Jennifer C. Witz	56	Chief Executive Officer
Scott A. Greenstein	65	President, Chief Content Officer
Thomas D. Barry	58	Executive Vice President and Chief Financial Officer
Patrick L. Donnelly	63	Executive Vice President, General Counsel and Secretary
Wayne D. Thorsen	52	Executive Vice President and Chief Operating Officer
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
Wayne D. Thorsen has served as our Executive Vice President and Chief Operating Officer since December 2024. He served as the Executive Vice President and Chief Business Officer of ADT Inc., a leading provider of security, interactive, and smart home solutions in the United States, from January 2023 until December 2024. From May 2018 until January 2023, Mr. Thorsen served as Vice President, Devices and Services Business Development, at Google Inc., a subsidiary of Alphabet Inc. Prior to that, he was Senior Vice President, Marketing and Strategic Partnerships, at Social Finance, Inc. (the predecessor of SoFi Technologies, Inc.), a personal finance company, from 2017 to 2018. Prior to that he held leadership roles at Rune, Inc., a software company, Viacom, Inc., a multinational media and entertainment company, Telefónica Digital, the digital business unit of Telefónica, a global telecommunications company, BlueKai, a data management company for marketers, and Microsoft, the multinational technology company.

ITEM 1A.    RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, including the information under the caption Item 1. Business “Competition,” the following risk factors should be considered carefully in evaluating us and our business.

Risks Relating to our Business and Operations

We face substantial competition and that competition has increased over time.
We compete for the time and attention of our listeners with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and perception of content quality, ease of use, price, accessibility, brand awareness, reputation and, in the case of our ad-supported Pandora service, perception of ad load, features and functionality. As consumer tastes and preferences change on the internet and with mobile and other connected products, including cars, in-home, and wearable devices, we will need to enhance and improve our existing products and services, introduce new services and features, and attempt to maintain our competitive position with additional technological advances and adaptable platforms.
If we fail to keep pace with technological advances or fail to offer compelling product offerings and state-of-the-art delivery platforms to meet consumer demands, our ability to maintain the reach of our services and attract and retain users and subscribers across our services will be adversely affected. Our ability to attract and retain subscribers and listeners also depends on our success in creating and providing popular or unique programming. A summary of certain services that compete with us is contained in the section entitled “Item 1. Business - Competition” of this Annual Report on Form 10-K.
Our subscribers and listeners can obtain similar content for free through Spotify, YouTube and other internet services as well as terrestrial radio stations. We also compete for the time and attention of our listeners with providers of other in-home and mobile entertainment services, and we compete for advertising sales with large scale online advertising platforms, such as YouTube, Amazon, Facebook and Google, and with traditional media outlets.
Our streaming services also compete for listeners on the basis of the presence and visibility of our apps, which are distributed via app stores operated by Apple and Google. We face significant competition for listeners from these companies, which also promote their own music and content. In addition, our competitors’ streaming products may be pre-loaded or integrated into consumer electronics products or automobiles more broadly than our streaming products, creating a significant advantage. If we are unable to compete successfully for listeners against other media providers, then our business may suffer. Additionally, the operator of an app store may reject our app or amend the terms of their license in a way that inhibits our ability to distribute our apps, negatively affects our business, or limits our ability to increase subscribers and listeners.
Competition could result in lower subscription, advertising or other revenue and an increase in our expenses and, consequently, lower our earnings and free cash flow.  We cannot assure you we will be able to compete successfully with our existing or future competitors or that competition will not have an adverse impact on our operations and financial condition.

Our SiriusXM service has suffered a loss of subscribers and our Pandora ad-supported service has similarly experienced a loss of monthly active users.
The number of subscribers to our SiriusXM service has declined for the past two years, including in 2024. Similarly, the number of monthly active users to our ad-supported Pandora service has declined consistently for several years, including in 2024. This loss of subscribers to our SiriusXM service and the decline in monthly active users to our Pandora ad-supported service is likely to continue in the future.

The number of subscribers to our SiriusXM service has declined due to a variety of factors, including a decline in the rate at which new car buyers convert their trial subscriptions into self-pay subscriptions. The decline in the number of SiriusXM subscribers may have a number of collateral effects on our business.
The size of our ad-supported listener base is an important element of our Pandora service. The decline in our listener base, including the shift of listening in connected homes and vehicles, has resulted in fewer listener hours and fewer available advertising spots on our Pandora service, which may contribute to declines in our advertising revenue and adversely affect our Pandora and Off-platform business. The contraction of our ad-supported listener base also decreases the size of demographic groups targeted by advertisers, which hurts our ability to deliver advertising in a manner that maximizes advertisers’ return on investment and compete with other larger advertising platforms.

If our efforts to attract and retain subscribers and listeners, or convert listeners into subscribers, are not successful, our business will be adversely affected.
Our business will be adversely affected if we are unable to attract new subscribers and listeners and retain our current subscribers and listeners.
Our ability to increase the number of subscribers and listeners to our services, retain our subscribers and listeners and convert listeners into subscribers, is uncertain and subject to many factors, including:
•the price of our services;
•the ease of use of our services;
•the effectiveness of our marketing programs;
•with respect to our SiriusXM service, the sale or lease rate of new vehicles in the United States;
•the rate at which self-pay subscribers to our SiriusXM service buy and sell new and pre-owned vehicles in the United States;
•our ability to convince owners and lessees of new and used vehicles that include satellite radios to purchase subscriptions to our SiriusXM service;
•the perceived value of our programming and the packages and services we offer;
•our ability to introduce features in a manner that is favorably received by consumers;
•our ability to keep up with rapidly evolving technology and features in audio entertainment;
•our ability to respond to evolving consumer tastes; and
•actions by our competitors, such as Spotify, Apple, Google, Amazon, YouTube and other audio entertainment and information providers.

We engage in extensive marketing efforts and the continued effectiveness of those efforts is an important part of our business.
We engage in extensive marketing efforts across a broad range of media to attract and retain subscribers and listeners to our services. We employ a wide variety of communications tools as part of our marketing campaigns, including telemarketing efforts, email solicitations and targeted and personalized digital outreach. The effectiveness of our marketing efforts is affected by a broad range of factors, including creative and execution factors and effective targeting. Our ability to reach consumers with radio and television advertising, performance and digital media, direct mail materials, email solicitations, telephone calls and digital campaigns is an important part of our efforts and a significant factor in the effectiveness of our marketing. If we are unable to reach consumers through email solicitations or telemarketing, including as a result of “spam” and email filters, call blocking technologies, restrictions in digital media on identifying users, such as limits on “cookies,” consumer privacy regulations, “do-not-call” and other marketing regulations, our marketing efforts will be adversely affected. A decline in the effectiveness of our marketing efforts could have an adverse impact on our operations and financial condition.

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
•vendors that have designed or built, and vendors that support or operate, other important elements of our systems, including our satellites, marketing platforms, billing and payment processing, and the cloud-based systems we use;
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
The operation of our apps and service offerings could be impaired if errors occur in the software, including third party software, that supports our apps and services. It may be difficult for us to correct any defects in third party software because the development and maintenance of the software is not within our control. Our third party licensors may not continue to make their software available to us on acceptable terms, invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or remain in business. Failure of these third party licensors could harm our streaming services.
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
Delivering podcasts and other non-music content involves risks and challenges, including increased competition and the need to develop new relationships with creators. We have entered into multi-year commitments for original podcast content that is produced by third parties. These agreements generally provide us the right to distribute the content and act as the agent for the sale of advertising in the podcasts. Payment terms for certain premium content typically requires more upfront cash payments, including minimum guarantees to the owner or creator of the podcast, than other content licenses or arrangements.
Given the multiple-year duration and largely fixed-cost nature of such commitments, if the attractiveness of such podcast or other non-music content to our listeners and subscribers does not meet our expectations, our margins could be adversely impacted. In addition, the advertising market for podcasts is still developing, including the advertising technology necessary to efficiently sell audio advertising within podcasts at scale. As a result, our ability to profitably monetize the available advertising opportunities in podcasts remains uncertain.
Growing our podcasting business may require additional changes to our business model, cost structure, and our infrastructure, and could expose us to new regulatory, legal and reputational risks. There is no guarantee that we will be able to generate sufficient revenue from podcasts to offset the costs of creating or acquiring this content. Our failure to successfully monetize and generate revenues from such content, including failure to obtain or retain rights to podcasts or other non-music content on acceptable terms, or at all, or to effectively manage the numerous risks and challenges associated with such expansion, could adversely affect our business, operating results, and financial condition.

We may not realize the benefits of acquisitions or other strategic investments and initiatives.
Our strategy has included and may include selective acquisitions, other strategic investments and initiatives to expand or reorganize our business. The success of any acquisition depends upon effective integration, cultural assimilation and management of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realizing the growth potential, the anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention for other business concerns, and undisclosed or potential legal liabilities of the acquired business or assets.

The integration process could distract our management, disrupt our ongoing business or result in inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of any such transaction or acquisition.

The impact of economic conditions may adversely affect our business, operating results, and financial condition.
Our success depends to a significant extent on discretionary consumer spending. Some of the factors that may influence consumer spending on entertainment include general economic conditions, the availability of discretionary income, inflationary pressure, consumer confidence, interest rates, and general uncertainty regarding the overall economic environment.

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

Additionally, our financial performance is subject to economic conditions and their impact on levels of advertising spending. Expenditures by advertisers generally tend to reflect overall economic conditions, and reductions in spending by advertisers could have an adverse impact on our revenue and business. See “Our Pandora and Off-platform business generates a significant portion of its revenues from advertising, and reduced spending by advertisers could harm our business.”

Risks Relating to our SiriusXM Business
Changing consumer behavior and new technologies relating to our satellite radio business may reduce our subscribers and may cause our subscribers to purchase fewer services from us or to cancel our services altogether, resulting in less revenue to us.
New technologies, products and services are driving rapid changes in consumer behavior as consumers seek more control over when, where and how they consume audio content and access entertainment services. In particular, through technological advancements, a significant amount of audio content has become available through online content providers for users to stream and, in some cases, view on their phones, personal computers, televisions, tablets, video game consoles and other devices, in some cases without a fee required to access the content. For example, CarPlay, the Apple in-vehicle software, has become a near-ubiquitous feature in new cars, with most manufacturers integrating it into their infotainment systems, allowing iPhone users to readily access music and other audio entertainment while driving.
An increasing number of consumers are using mobile devices as the sole means of consuming audio entertainment, and an increasing number of providers are developing content and technologies to satisfy that demand. These technological advancements, changes in consumer behavior, and the increasing number of choices available to consumers regarding the means by which consumers obtain audio entertainment may cause our subscribers to cancel our satellite radio services, downgrade to smaller, less expensive programming packages, or elect to purchase through online content providers a certain portion of the services that they would have historically purchased from us. These technological advancements and changes in consumer behavior and/or our failure to effectively anticipate or adapt to such changes, could reduce our subscriber additions and increase our churn rate and could have a material adverse effect on our business, results of operations and financial condition.

A substantial number of our SiriusXM service subscribers periodically cancel their subscriptions, and we cannot predict how successful we will be at retaining customers.
As part of our business, we experience, and expect to experience in the future, subscriber turnover (i.e., churn). The number of subscribers to our SiriusXM service declined in 2023 and 2024 and may further contract in the future. If we are unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, our financial performance and operating results could be adversely affected.
We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to our SiriusXM service. A substantial percentage of our SiriusXM subscribers are on promotional pricing plans and our ability to retain these subscribers is uncertain. Historically, we have been unsuccessful in migrating a large portion of subscribers on promotional pricing plans to higher priced plans. Our promotional pricing strategy is widely known, which interferes with our ability to collect our ordinary subscription prices. In addition, a substantial number of those subscribers periodically cancel their subscriptions when offered a subscription at a higher price.

Our ability to profitably attract and retain new subscribers to our SiriusXM service is uncertain.
A number of factors may affect our ability to attract and retain subscribers to our Sirius XM service. The changing demographics of trialers to our service, such as the increase in “Millennial generation customers,” may increase the number of subscribers accustomed to consuming entertainment through ad-supported products. These changing demographics have affected and may continue to affect our ability to convert trial subscribers into self-paying subscribers. Similarly, our efforts to acquire subscribers purchasing or leasing pre-owned vehicles may attract price sensitive consumers. Consumers purchasing or leasing pre-owned vehicles may be more price sensitive than consumers purchasing or leasing new vehicles, convert from trial subscribers to self-paying subscribers at a lower rate, or cancel their subscriptions more frequently than consumers purchasing or leasing new vehicles. Some of our marketing efforts may also attract more price sensitive subscribers, and our efforts to increase the penetration of satellite radios in new, lower-priced vehicle lines may result in the growth of more economy-minded subscribers. Each of these factors may harm our revenue or require additional spending on marketing efforts to demonstrate the value of our SiriusXM service.

Our business depends in part upon the auto industry.
A substantial portion of the subscription growth for our satellite radio service has come from purchasers and lessees of new and pre-owned automobiles in the United States, and we expect this to be an important source of subscribers for our satellite radio service in the future.
We have agreements with major automakers to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period. Many of these agreements also require automakers to provide us data on sales of satellite radio enabled vehicles, including in many cases the consumer’s name and address. Our business could be adversely affected if a number of automakers do not continue to include our SiriusXM service in their products or provide us with such data.
Automotive production and sales are dependent on many factors, including labor relations matters, the availability of vehicle components, national trade policies, consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by automakers decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, our satellite radio service may be adversely impacted.
Sales of pre-owned vehicles represent a significant source of new subscribers for our satellite radio service. We have agreements with auto dealers, companies operating in the pre-owned vehicle market and other third parties to provide us with data on sales of pre-owned satellite radio enabled vehicles, including in many cases the consumer’s name and address. The continuing availability of this data is important, and the loss or additional restrictions on our use of such data may harm our revenue and business.

The imposition of tariffs by the United States government could have a major effect on the United States auto industry, upon which Sirius XM is dependent upon as a material source of new subscribers.
President Trump has announced plans to impose broad-based tariffs on imports from many countries, including China, countries of the European Union, Japan and even Mexico and Canada. Significant tariffs on imports from European Union countries, Japan, Canada and Mexico, as have been proposed by President Trump, could have a major impact on the United States auto industry, which depends heavily on cross border trade.
New tariffs would likely affect retail auto prices in the United States, both directly and indirectly. Tariffs would directly affect the price of finished vehicles. More broadly, tariffs would have an indirect effect on the retail price of vehicles through its effect on auto parts, semi-finished products, components and raw materials. The United States auto industry is reliant in large part on a worldwide supply chain, with dependencies on suppliers throughout the world. New tariffs would also likely affect the costs of our chipsets, an essential element of satellite radios, and the satellite radio modules that are incorporated into vehicles by automakers.
It is impossible to predict with any precision the effects that new tariffs would have on the United States auto industry, and the resulting downstream effects on our Sirius XM business, although we expect the impact could be significant.

Failure of our satellites would significantly damage our business.
The lives of the satellites required to operate our SiriusXM service vary depending on a number of factors, including:

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
In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on several of our in-orbit satellites have failed, and from time to time we have experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and we cannot predict if any of these possible future events will have a material adverse effect on our operations or the life of our existing in-orbit satellites. In addition, we have entered into agreements for the construction and launch of three new satellites that are expected to be launched over the next three years, and material delays in the deployment of these satellites could be harmful to our business.
Any material failure of our operating satellites could cause us to lose customers for our SiriusXM service and could materially harm our reputation and our operating results. We do not have insurance for many of our in-orbit satellites. Additional information regarding our fleet of satellites is contained in the section entitled “Item 1. Business - Satellites, Terrestrial Repeaters and Other Satellite Facilities” of this Annual Report on Form 10-K.

Our SiriusXM service may experience harmful interference from wireless operations.
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
Our Pandora and Off-platform business generates a majority of its revenues from third parties advertising on the Pandora ad-supported service and other platforms. These advertisers do not have long-term advertising commitments with us and can terminate their contracts at any time.
Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions and new competitive product offerings have affected, and may continue to affect, the demand for audio advertising, resulting in fluctuations in the amounts advertisers spend on advertising, which could harm our financial condition and operating results.

Emerging industry trends may adversely impact our ability to generate revenue from advertising.
There are no uniform methods by which our advertiser-clients measure advertising effectiveness. As a result, new methods are regularly created and used by different advertiser-clients. We cannot integrate with all possible technological standards to measure advertising effectiveness and there is no guarantee that the standards with which we choose to integrate will be the standards ultimately selected by the majority of our advertiser-clients. There is also no guarantee that such standards will accurately reflect the true effectiveness of our advertising. Finally, our ability to integrate with technological standards may be limited by both emerging laws and third parties. If we fail to integrate with the technological standards preferred by our clients, or if those methodologies are inaccurate, our revenue may be adversely affected.

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
•competing effectively for advertising with other dominant online products and services, such as Spotify, Google, Facebook and YouTube, as well as other marketing and media outlets;
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

If we are unable to maintain our advertising revenue our results of operations will be adversely affected.
In order to effectively monetize listener hours, we must, among other things, develop compelling ad product solutions.
The substantial majority of the total listening to our Pandora service occurs on mobile devices. We are engaged in efforts to continue to convince advertisers of the capabilities and value of mobile digital advertising and to direct an increasing portion of their advertising spend to our ad-supported Pandora service.
We do not currently have the ability to effectively capture a meaningful share of local audio advertising revenue, which may have an adverse impact on our future revenue.

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

If we fail to accurately predict and play music, comedy or other content that our Pandora listeners enjoy, we may fail to retain existing listeners and attract new listeners.
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
We receive a substantial amount of personal data from third parties on purchasers and lessees of new and pre-owned vehicles and from and about listeners to our services. We use this personal data to market our services and to enhance our advertising business. Regulations and obligations on third party data providers may restrict or reduce the third party data we receive or in the manner in which we use such third party data. We collect and use demographic, service usage, purchase history and other information from and about our listeners through interactions with our products and services and content over the internet. Further, we and third parties use tracking technologies, including “cookies” and related technologies, to help us manage and track our listeners’ interactions with our services and deliver relevant advertising.
Various federal and state laws and regulations, as well as the laws of foreign jurisdictions, govern the collection, use, retention, sharing and security of the personal data we receive. Privacy groups and government authorities have increasingly scrutinized the ways in which companies collect and share personal data, and we expect such scrutiny to increase. Alleged violations of laws and regulations relating to privacy and personal data may expose us to potential liability, may require us to expend significant resources in responding to and defending such allegations and claims and could in the future result in negative publicity and a loss of confidence in us by our subscribers, listeners, advertisers and other third parties.
Privacy-related laws and regulations, such as the California Consumer Privacy Act and the European General Data Protection Regulation, are evolving and subject to potentially differing interpretations. Various federal and state legislative and regulatory bodies as well as foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy and data security-related matters. We may not be in compliance with all of the new laws and regulations regarding privacy.
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
Federal and state consumer protection laws, rules and regulations cover nearly all aspects of our marketing efforts.  The nature of our business requires us to expend significant resources to try to ensure that our marketing activities comply with consumer protection laws.  These efforts may not be successful, and we may have to expend even greater resources in our compliance efforts.
In November 2024, a New York Court found that our cancellation practices violated the “simple mechanism requirement” for subscription cancellations in the federal Restore Online Shoppers’ Confidence Act (“ROSCA”). As a result of the Court’s findings, we now permit New York residents who purchase a subscription online to also cancel that subscription online, a cancellation mechanism that is at least as easy to use as the method the consumer used to initiate the subscription. The Federal Trade Commission has issued proposed rules that are scheduled to go into effect on May 15, 2025 that will require us on a nationwide basis to permit a purchaser of a subscription online to also cancel that subscription online. In addition, other governmental authorities have commenced investigations into our consumer practices, including the manner in which we allow consumers to cancel subscriptions to our services.

Modifications to consumer protection laws, including laws regarding the manner in which consumers can cancel our services as well as decisions by courts and administrative agencies interpreting these laws, could have an adverse impact on our ability to attract and retain subscribers and listeners to our services.  There can be no assurance that new laws or regulations will not be enacted or adopted, preexisting laws or regulations will not be more strictly enforced or that our operations will comply with all applicable laws, which could have an adverse impact on our operations and financial condition.

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
The nature of our business involves the receipt and storage of personal information about our subscribers and listeners including, in some cases, credit and debit card information. We have a program in place to detect and respond to data security incidents. However, the techniques used to gain unauthorized access to data systems are constantly evolving and may not be detected for long periods of time. We may be unable to anticipate or prevent unauthorized access to data pertaining to our customers, including credit card and debit card information and other personally identifiable information. Our services, which are supported by our own systems and those of third-party vendors, could be subject to computer malware and attacks as well as to catastrophic events (such as fires, floods, hurricanes, or tornadoes), any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information.
If we fail to protect the security of personal information about our customers or if an actual or perceived breach of security occurs on our systems or a vendor’s systems, we could be exposed to costly government enforcement actions and private litigation and our reputation could suffer. We may also be required to expend significant resources to address these problems, including notification under various data privacy regulations, and our reputation and operating results could suffer. In addition, our subscribers and listeners, as well as potential customers, could lose confidence in our ability to protect their personal information, which could cause them to discontinue or forego the use of our services. This loss of confidence would also harm our efforts to attract and retain advertisers and to obtain personal information from third parties, and unauthorized access to our programming would potentially create additional royalty expense with no corresponding revenue. Such events could adversely affect our results of operations. The costs of maintaining adequate protection against such threats as they develop in the future (or as legal requirements related to data security increase) could be material.
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
The cyber security measures we have implemented, however, may not be sufficient to prevent all possible attacks and may be vulnerable to hacking, employee error, ransom attacks, malfeasance, system error, faulty password management, social engineering or other irregularities. Further, the development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.

We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We incorporate various artificial intelligence (“AI”) solutions into our digital infrastructure, services, offerings and features, and these applications are becoming important in our operations. We have not established definitive policies regarding the use of AI platforms and algorithms in our business and with our data and information, and we do not have systems in place that inventory all of the AI-based applications that may be in use in our enterprise. Our competitors or other third parties may incorporate AI into their products and operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, search results or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, biased or in violation of third parties’ intellectual property rights, our business, reputation, financial condition, and results of operations could be adversely affected.
The use of AI applications may result in cybersecurity incidents that implicate the personal data of consumers. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, such as the proper use of copyrighted material with AI applications, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Interruption or failure of our information technology and communications systems could impair the delivery of our service and harm our business.
We rely on our own systems and systems of third party vendors to enable subscribers and listeners to access our Pandora and SiriusXM services in a dependable and efficient manner. Any degradation in the quality, or any failure, of our systems could reduce our revenues, cause us to lose customers and damage our brands.  Although we have implemented practices designed to maintain the availability of the information technology and service delivery systems we rely on and mitigate the harm of any unplanned interruptions, we cannot anticipate all eventualities. We occasionally experience unplanned outages or technical difficulties. We could also experience loss of data or processing capabilities, which could cause us to lose customers and could harm our reputation and operating results.
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
Under the United States Copyright Act, we also must pay royalties to copyright owners of sound recordings for the performance of such sound recordings on our SiriusXM service. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board. Owners of copyrights in sound recordings have created SoundExchange, an organization which negotiates licenses and collects and distributes royalties on behalf of record companies and performing artists. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the Copyright Royalty Board’s existing decision governing sound recording royalties for satellite radio, we are required to pay a royalty based on our gross revenues associated with our satellite radio service, subject to certain exclusions, of 15.5% per year through December 31, 2027.

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
The economic terms of these direct licenses are onerous and grant the licensors broad rights over the Pandora services. As a result of these terms, we may not be able to profitably operate the Pandora services. However, the economic terms of these direct licenses may be “market,” given the rates paid by Pandora’s competitors. Competition for Pandora’s services are primarily offered by entities that provide music and entertainment services as a small part of a larger business, such as Apple, Google, Amazon and YouTube. These competitors have the ability to bear these onerous economic provisions to a much greater extent than our Pandora business. We have not been able to negotiate or obtain lower royalty rates under these direct licenses.
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

Some of our services and technologies use “open source” software, which may restrict how we use or distribute our services or require that we release the source code subject to those licenses.
We incorporate in some products software licensed under “open source” licenses. Open source licenses often require that the source code be made available to the public and that any modifications or derivative works to the open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to uncertainty. In the event that portions of our proprietary technology are determined to be subject to an open source license, we may be required to publicly release portions of our source code, be forced to re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could adversely affect our ability to sustain and grow our business.

Risks Related to our Capital Structure

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
Sirius XM Holdings is a holding company, and its assets consist of its investments in its subsidiaries, including Sirius XM Inc. and Sirius XM Radio. As a holding company, our ability to meet our financial obligations (including assumed liabilities in connection with the Transactions) to third parties is dependent upon our available cash balances, distributions from subsidiaries and other investments and proceeds from any asset sales. Further, our ability to receive dividends or payments or advances from our subsidiaries’ businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they are or may become subject and the terms of their indebtedness (including the restrictive covenants contained in Sirius XM Radio’s credit agreement and indentures) and any additional debt they may incur in the future. Accordingly, our ability to make payments to third parties and to otherwise meet our financial obligations at the holding company level may be constricted.

We have significant indebtedness, and our subsidiaries’ debt contains certain covenants that restrict their operations.
We have significant indebtedness. As of December 31, 2024, we had an aggregate principal amount of approximately $10.4 billion of indebtedness outstanding.
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
In addition, Sirius XM Radio’s borrowings under its Senior Secured Revolving Credit Facility, including the Incremental Term Loan, carry a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”). Sirius XM Radio may, in the future, hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.
If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt.

Our ability to incur additional indebtedness to fund our operations could be limited, which could negatively impact our operations.
We have a substantial amount of indebtedness maturing in the next several years. Our ability to refinance our indebtedness on favorable terms, or at all, is dependent on (among other things) conditions in the credit and capital markets, which are beyond our control. In addition, any such refinancing efforts may increase our debt service obligations as we refinance lower interest rate debt with higher interest rate debt. Any refinancing of our debt may require us to comply with more onerous covenants, which could further restrict our business operations. If additional debt financing is not available to us in the future or we are unable to access funds of our subsidiaries, we may obtain liquidity through the issuance and sale of our equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to continue to develop our business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to the Transactions

We may have a significant indemnity obligation to Liberty Media, which is not limited in amount or subject to any cap, if the transactions associated with the Split-Off are treated as a taxable transaction.
Pursuant to the Tax Sharing Agreement that we entered into with Liberty Media in connection with the Split-Off, we are required to indemnify Liberty Media, its subsidiaries and certain related persons for taxes and losses (other than any taxes or tax-related losses that result from Section 355(e) of the Internal Revenue Code (the “Code”) applying to the Split-Off as a result of the Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Liberty Media) resulting from the failure of the transactions associated with the Split-Off to qualify as a generally tax-free transaction under Section 355, Section 368(a)(1)(D) and related provisions of the Code to the extent that such taxes and losses (a) result primarily from, individually or in the aggregate, the breach of certain covenants made by us (applicable to actions or failures to act by us and our subsidiaries following the completion of the Split-Off), (b) result primarily from, individually or in the aggregate, the failure of certain representations made by us in support of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden Arps”) regarding the generally tax-free status of the transactions associated with the Split-Off to be true and correct, or (c) result from the application of Section 355(e) of the Code to the Split-Off as a result of the treatment of the Split-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in our stock (or any successor corporation), except, in the case of clauses (a) and (b), if such taxes and losses result from an action required to be taken pursuant to the agreements governing the Transactions.
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

We have assumed and are responsible for all of the liabilities attributed to the Liberty SiriusXM Group as a result of the completion of the Transactions, and acquired the assets of SplitCo on an “as is, where is” basis.
We acquired all of SplitCo’s assets and assumed, performed, discharged and fulfilled all of the liabilities of SplitCo, as applicable, regardless of when or where such liabilities arose or arise. The assets of SplitCo were conveyed to us on an “as is, where is” basis, and while Liberty Media is subject to certain indemnification obligations in favor of us, these are generally limited to indemnification for certain indemnifiable losses to the extent arising out of, relating to or in connection with the businesses, assets and liabilities retained by Liberty Media (or any third party claims related thereto) or any breach or failure to perform or comply with any covenant, undertaking or obligation of Liberty Media or its subsidiaries (other than us or our subsidiaries).
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

We may be harmed by securities class actions and derivative lawsuits in connection with the Transactions.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into agreements for significant transactions such as the Transactions in an effort to seek monetary relief. In October 2024, purported stockholders commenced an action in the Court of Chancery of the State of Delaware against Liberty Media, John C. Malone and members of the Board of Directors of Old Sirius relating to the Transactions. The plaintiffs allege that the Transaction was unfair to minority stockholders and unduly favored Liberty Media because, among other things: we have taken on tax liabilities; we have assumed Liberty Media’s debt; and the transaction enabled Liberty Media to appoint a majority of our board of directors with staggered terms to give Liberty Media at least three years of board-level control. The plaintiffs also allege that the Transactions closed a multi-billion-dollar valuation gap between the price at which the LSXM shares traded in the market and the net asset value of the underlying assets those LSXM shares “tracked,” which solely benefited Liberty Media stockholders, and that the Special Committee failed to negotiate a fair exchange ratio in light of these benefits to Liberty Media.
Even if such lawsuit, and future lawsuits relating to the Transactions, are without merit or resolved in our favor, defending against these claims may result in substantial costs and divert management time and resources from other potentially beneficial business opportunities. We cannot predict whether additional lawsuits will be brought against us or the outcome of the pending lawsuit, nor can we predict the amount of time and expense that will be required to resolve any of this litigation.

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

We have directors associated with Liberty Media, which may lead to conflicting interests.
Gregory B. Maffei, a senior advisor to Liberty Media, also serves as the Chairman of our board of directors. Dr. Evan Malone, a director of Liberty Media, also serves as a member of our board of directors. The members of our board of directors have fiduciary duties to our stockholders. Such persons also have fiduciary duties to Liberty Media’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting their respective companies. For example, there may be the potential for a conflict of interest if any conflict arises under the Tax Sharing Agreement or when we or Liberty Media look at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, our Chairman of the board of directors and certain other directors may continue to own Liberty Media common stock, restricted stock units and options to purchase Liberty Media common stock. These ownership interests could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for us or Liberty Media. Any potential conflict that could qualify as a “related party transaction” (as defined in Item 404 of Regulation S-K) will be subject to review by an independent committee of the applicable company’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each company. From time to time, Liberty Media or its respective affiliates may enter into transactions with us and/or our subsidiaries or other affiliates. Although the terms of any such transactions or agreements will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to us, or our subsidiaries or affiliates as would be the case where the parties are completely at arms’ length.

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
An earthquake, hurricane, tornado, flood, fires, cyber-attack, terrorist attack, civil unrest or other catastrophic event could damage our data centers, studios, terrestrial repeater networks or satellite uplink facilities, interrupt our services and harm our business. We also have significant operations in the San Francisco Bay Area, a region known for seismic activity. Natural disasters and extreme weather conditions can be caused or exacerbated by climate change.
Any damage to the satellites that transmit to our terrestrial repeater networks would likely result in degradation of the affected service for some SiriusXM subscribers and could result in complete loss of satellite radio service in certain or all areas.  Damage to our satellite uplink facilities could result in a complete loss of our satellite radio service until we could transfer operations to suitable back-up facilities.

The unfavorable outcome of pending or future litigation and mass arbitrations could have an adverse impact on our operations and financial condition.
We are parties to several legal proceedings arising out of various aspects of our business, including possible class actions arising out of our marketing practices and governmental actions and possible class actions and mass arbitrations arising from our pricing and cancellation practices. The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have an adverse impact on our financial condition. See “Item 3. Legal Proceedings” of this Annual Report on Form 10-K for information on our material legal proceedings.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
As part of our enterprise risk assessment function, which is led by our Senior Vice President and head of Internal Audit, we have implemented processes to assess, identify and manage the material risks facing us, including from cyber threats. Our enterprise risk assessment function is part of our overall risk management processes. Our cybersecurity program is built upon internationally recognized frameworks, such as ISO 27001, and maps to standards published by The National Institute of Standards and Technology. We believe that our processes provide us with a reasonable and comprehensive assessment of potential cyber threats. We conduct regular scans, penetration tests, and vulnerability assessments to identify any potential threats or vulnerabilities in our systems. Our processes to assess, identify and manage the material risks from cyber threats include the risks arising from threats associated with third party service providers, including cloud-based platforms.
We have developed a robust cyber crisis response plan which provides a documented framework for handling high severity security incidents and facilitates coordination across multiple parts of the company. Our incident response team constantly monitors threat intelligence feeds, handles vulnerability management and responds to incidents. In addition, we routinely perform simulations and drills at technical, management and executive levels.
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
From time to time, we engage third-party service providers to enhance our risk mitigation efforts. For instance, we have routinely engaged an independent cybersecurity advisor to lead a cybersecurity crisis simulation exercise that has been used by our senior leaders to prepare for a possible cyber crisis. In addition, we have engaged: Novacoast, an international cybersecurity company specializing in IT services and software development, to augment our monitoring and detection efforts; Synopsys, Inc., a leader in electronic design automation, to perform our external penetration testing and vulnerability assessment; Recorded Future, one of the world’s largest intelligence companies, and Mandiant, a recognized leader in cyber defense, threat intelligence and incident response services, to provide threat intelligence and analysis services and augment our incident response ability. Our Senior Vice President and Treasurer is responsible for our insurance programs and reviews on a regular basis our insurance policies and assesses whether we have appropriate coverage.
To date, risks from cybersecurity threats have not materially affected us, and we currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us, including our business, strategy, results of operations or financial condition. As discussed more fully under “Item 1A – Risk Factors”, the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, including security threats that may result from third parties improperly employing AI technologies, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.
Governance
Role of the Board
The Audit Committee of the Board of Directors is responsible for the primary oversight of our information security programs, including relating to cybersecurity. The Audit Committee receives regular reports from our Chief Information Security Officer on, among other things, our cyber risks and threats, the status of projects to strengthen our information security systems, assessments of our security program, and our views of the emerging threat landscape. Our Senior Vice President and head of Internal Audit reports directly to the Audit Committee and is responsible for reporting to the Committee on our company-wide enterprise risk assessment, and that assessment also includes an evaluation of cyber risks and threats. The Chair of the Audit Committee reports to the Board on cybersecurity risks and other matters reviewed by the Committee. In addition, the Board receives separate presentations on cybersecurity risk. Furthermore, all Board members are invited to attend each Audit Committee meeting and have access to the materials for each Audit Committee meeting.
As a matter of process, the Audit Committee annually reviews, and recommends to the Board its approval of, our information security policy and information security program. Furthermore, on an annual basis, the Board reviews and discusses our technology strategy and strategic plan.
Role of management
Our Chief Information Security Officer is responsible for the day-to-day management of our cybersecurity risks. To ensure robust oversight, we have established a Security Council comprising senior leaders, including our Chief Executive Officer, Chief Operating Officer, Chief Information Security Officer, Chief Financial Officer, General Counsel and Chief Privacy Officer. The Security Counsel meets on at least a quarterly basis to review cybersecurity and information security matters. The Security Council has primary management oversight responsibility for assessing and managing risks related to information security, fraud, vendor oversight, data protection and privacy, and cybersecurity.
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
Our Chief Information Security Officer has extensive experience in the information technology area, with over twenty years of professional experience in the information security area, including as a result of his service as the director of security, a security architect and a software security engineer at companies such as Squarespace, Verizon Media (Oath), Tumblr, Bridgewater Associates and EMC. Our Chief Information Security Officer aims to ensure rigorous oversight and execution of our cybersecurity and information security strategy.

ITEM 2.    PROPERTIES
Below is a list of the principal properties that we own or lease:
Sirius XM

Location	Purpose	Own/Lease
New York, NY	Corporate headquarters, office facilities and studio/production facilities	Lease
Washington, DC	Office and studio/production facilities	Own
Miami Beach, FL	Office and studio/production facilities	Lease
Los Angeles, CA	Office and studio/production facilities	Lease
Nashville, TN	Office and studio/production facilities	Lease
Lawrenceville, NJ	Office and technical/engineering facilities	Lease
Deerfield Beach, FL	Office and technical/engineering facilities	Lease
Farmington Hills, MI	Office and technical/engineering facilities	Lease
Irving, TX	Office and engineering facilities	Lease
Vernon, NJ	Technical/engineering facilities	Own
Ellenwood, GA	Technical/engineering facilities	Lease
Dublin, Ireland	Technical/engineering facilities	Lease
Fredericksburg, VA	Warehouse and technical/engineering facilities	Lease
Ashburn, VA	Data center	Lease
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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIRI.” On January 28, 2025, there were approximately 5,722 record holders of our common stock.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2024 - October 31, 2024	—	$—	—	$1,166,487,722
November 1, 2024 - November 30, 2024	—	$—	—	$1,166,487,722
December 1, 2024 - December 31, 2024	300,609	$22.71	300,609	$1,159,660,534
Total	300,609	$22.71	300,609
a)These amounts include fees and commissions associated with the shares repurchased. All of these repurchases were made pursuant to our share repurchase program.
Prior to the closing of the Transactions, the board of directors of Old Sirius had approved the repurchase of an aggregate of $18.0 billion of its common stock. As of the closing of the Transactions, Old Sirius' cumulative repurchases since December 2012 under that stock repurchase program totaled 373 million shares for $16.8 billion, and $1.166 billion remained available under that stock repurchase program. The stock repurchase program of Old Sirius was terminated on the closing date of the Transactions.
On September 10, 2024, we announced that our board of directors had approved for repurchase an aggregate of $1.166 billion of our common stock. The board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise. We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions.

COMPARISON OF CUMULATIVE TOTAL RETURNS
Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor's Composite-500 Stock Index, or the S&P 500, and the S&P 500 Media & Entertainment Index, the published industry index we previously used for the purposes of the SEC rules, and the S&P 1500 Media & Entertainment Index, the new published industry index we have selected to use, from December 31, 2019 to December 31, 2024. The graph assumes that $100 was invested on December 31, 2019, in each of our common stock, the S&P 500, the S&P 500 Media & Entertainment Index and the S&P 1500 Media and Entertainment Index.
The information in the graph represents the performance of the common stock of Old Sirius for the period from December 31, 2019 to September 9, 2024, the closing of the Transactions, and the performance of our common stock from September 10, 2024 to December 31, 2024.
We determined to change the published industry index used for the required performance graph to the S&P 1500 Media & Entertainment Index following a review by the Compensation Committee’s independent consultants, Meridian Compensation Partners, LLC, to identify the most-appropriate index for determining a part of our executive compensation awards. This review concluded that the S&P 1500 Media & Entertainment Index was more closely aligned with companies in our executive compensation peer group than the S&P 500 Media & Entertainment Index. From an investor perspective, the S&P 1500 Media & Entertainment Index also was found to consist of additional companies that more closely aligned as peers than those contained in the S&P 500 Media & Entertainment Index and other alternatives that were tested, supporting its relevance to investors for relative capital-market performance comparisons.
Our board of directors expects to declare regular quarterly dividends.

$250
$200
$150
$100
$50
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
S&P 1500 Media & Entertainment Index
S&P 500 Media & Entertainment Index
S&P 500 Index
Sirius XM Holdings Inc.

Stockholder Return Performance Table

	S&P 1500 Media & Entertainment Index	S&P 500 Index	S&P 500 Media & Entertainment Index	Sirius XM Holdings Inc.
December 31, 2019	$100.00	$100.00	$100.00	$100.00
December 31, 2020	$130.73	$116.26	$131.17	$89.89
December 31, 2021	$165.21	$147.52	$166.16	$90.55
December 31, 2022	$92.69	$118.84	$92.95	$87.64
December 31, 2023	$152.08	$147.64	$153.89	$83.90
December 31, 2024	$213.02	$182.05	$216.58	$36.14
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon exercise of options, warrants and rights under our equity compensation plans. Information is as of December 31, 2024.

Plan Category (shares in millions)	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	30	$49.69	—
Equity compensation plans not approved by security holders	—	—	—
Total	30	$49.69	—
__________
(1)In addition to shares issuable upon exercise of stock options, amount also includes approximately 12 shares underlying restricted stock units, including performance-based restricted stock units (“PRSUs”) and dividend equivalents thereon. The number of shares to be issued in respect of PRSUs and dividend equivalents thereon have been calculated based on the assumption that the maximum levels of performance applicable to the PRSUs will be achieved.
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

Executive Summary
Liberty Media Transactions
Sirius XM Holdings Inc., the reporting company under this Annual Report on Form 10-K, is the product of a series of transactions that closed on Monday, September 9, 2024.
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
At the Merger Effective Time, Old Sirius was renamed “Sirius XM Inc.” and SplitCo was renamed “Sirius XM Holdings Inc.” In connection with the Transactions and by operation of Rule 12g-3(a) promulgated under the Exchange Act, SplitCo became the successor issuer to Old Sirius and succeeded to the attributes of Old Sirius as the registrant, including Old Sirius's Commission File Number and CIK number.
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
We operate two complementary audio entertainment businesses - one of which it refers to as “SiriusXM” and the second of which it refers to as “Pandora and Off-platform”.

SiriusXM
Our SiriusXM business features a wide range of content, including, music, sports, entertainment, comedy, talk and news channels, podcasts and infotainment services, all available in the United States on a subscription fee basis. SiriusXM's content bundles include live, curated and certain exclusive and on demand programming. The SiriusXM service is distributed through our two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and SiriusXM’s website. Additionally, our user interface, “360L,” integrates satellite and streaming services into a seamless in-vehicle entertainment experience.

The primary source of revenue from the SiriusXM business is subscription fees, with most of its customers subscribing to monthly or annual plans.  Additional revenue streams include advertising on select non-music channels, direct sales of radios and accessories, and other ancillary services.   As of December 31, 2024, the SiriusXM business had approximately 33.2 million subscribers.
In addition to the audio entertainment businesses, we provide connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. We also offers a suite of data services that includes graphical weather and fuel prices, a traffic information service, and real-time weather services in boats and airplanes.
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora and Off-platform
Our Pandora and Off-platform business operates a music, comedy and podcast streaming platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of December 31, 2024, Pandora had approximately 43.3 million monthly active users and 5.8 million subscribers.
The majority of revenue from Pandora is generated from advertising on Pandora's ad-supported radio service. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers. Our Pandora and Off-platform business also sells advertising on other audio platforms and in widely distributed podcasts, which we consider to be off-platform services.
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
The information contained in this Annual Report on Form 10-K represents a combination of the historical information of SplitCo (now renamed Sirius XM Holdings Inc.) prior to the Merger Effective Time and Old Sirius.

Results of Operations - December 31, 2024 and 2023
Set forth below are our results of operations for the year ended December 31, 2024 compared with the year ended December 31, 2023. Refer to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on March 20, 2024 for our results of operations for the year ended December 31, 2023 compared with the year ended December 31, 2022. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Years Ended December 31,		2024 vs 2023 Change
(in millions)	2024	2023	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$6,076	$6,342	$(266)	(4)%
Advertising revenue	167	169	(2)	(1)%
Equipment revenue	182	193	(11)	(6)%
Other revenue	128	136	(8)	(6)%
Total Sirius XM revenue	6,553	6,840	(287)	(4)%
Pandora and Off-platform:
Subscriber revenue	540	524	16	3%
Advertising revenue	1,606	1,589	17	1%
Total Pandora and Off-platform revenue	2,146	2,113	33	2%
Total revenue	8,699	8,953	(254)	(3)%
Cost of services
Sirius XM:
Revenue share and royalties	1,565	1,603	(38)	(2)%
Programming and content	550	549	1	—%
Customer service and billing	369	393	(24)	(6)%
Transmission	190	171	19	11%
Cost of equipment	10	14	(4)	(29)%
Total Sirius XM cost of services	2,684	2,730	(46)	(2)%
Pandora and Off-platform:
Revenue share and royalties	1,270	1,292	(22)	(2)%
Programming and content	61	69	(8)	(12)%
Customer service and billing	79	83	(4)	(5)%
Transmission	35	35	—	—%
Total Pandora and Off-platform cost of services	1,445	1,479	(34)	(2)%
Total cost of services	4,129	4,209	(80)	(2)%
Subscriber acquisition costs	369	359	10	3%
Sales and marketing	894	931	(37)	(4)%
Product and technology	296	322	(26)	(8)%
General and administrative	497	608	(111)	(18)%
Depreciation and amortization	578	624	(46)	(7)%
Impairment, restructuring and other costs	3,453	92	3,361	3653%
Total operating expenses	10,216	7,145	3,071	43%
(Loss) income from operations	(1,517)	1,808	(3,325)	(184)%
Other income (expense), net
Interest expense	(496)	(534)	38	7%
Gain on extinguishment of debt	12	—	12	nm
Other income (expense), net	136	(64)	200	nm
Total other expense	(348)	(598)	250	42%
(Loss) income before income taxes	(1,865)	1,210	(3,075)	nm
Income tax expense	(210)	(222)	12	5%
Net (loss) income	$(2,075)	$988	$(3,063)	nm
nm - not meaningful

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the years ended December 31, 2024 and 2023, subscriber revenue was $6,076 and $6,342, respectively, a decrease of 4%, or $266. The decrease was primarily attributed to a reduction in self-pay revenue resulting from a decline in the average number of subscribers as well as lower Average Revenue Per User ("ARPU"). The lower ARPU was driven by an increase in subscribers on self-pay promotional and streaming-only subscription plans, alongside a reduction in automaker paid promotional trials which reduced paid promotional revenue.
We anticipate a decline in subscriber revenues driven by a reduction in the average number of subscribers and a decrease in the average price of our subscriptions.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the years ended December 31, 2024 and 2023, advertising revenue was $167 and $169, respectively, a decrease of 1%, or $2. This decline was primarily due to lower revenue from entertainment channels, which was partially offset by higher revenue earned on news channels.
We expect our Sirius XM advertising revenue to grow as we continue to promote our brand and leverage co-selling initiatives across our brands and platforms.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the years ended December 31, 2024 and 2023, equipment revenue was $182 and $193, respectively, a decrease of 6%, or $11. The decrease was driven by a transition to higher cost next generation chipsets, partially offset by increased chipset production.
We expect equipment revenue to remain flat as higher costs associated with the transition to our next generation chipset are projected to offset the benefits of increased production.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, revenue from our connected vehicle services, and ancillary revenues.
For the years ended December 31, 2024 and 2023, other revenue was $128 and $136, respectively, a decrease of 6%, or $8. The decrease was driven by lower royalty revenue from Sirius XM Canada.
We expect other revenue to remain relatively flat.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For the years ended December 31, 2024 and 2023, Pandora and Off-platform subscriber revenue was $540 and $524, respectively, an increase of 3%, or $16. The growth was primarily driven by rate increases on Pandora subscription plans, partially offset by a decline in the subscriber base.
We expect Pandora and Off-platform subscriber revenues to decrease due to a decline in the subscriber base.

Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the years ended December 31, 2024 and 2023, Pandora and Off-platform advertising revenue was $1,606 and $1,589, respectively, an increase of 1%, or $17. The growth was primarily driven by higher podcasting revenue and increased technology fees, partially offset by reduced streaming demand due to increased competition.
We expect Pandora and Off-platform advertising revenue to increase due to growth in off-platform monetization, including through podcasts, as well as higher technology fees.
Total Revenue
Total Revenue for the years ended December 31, 2024 and 2023 was $8,699 and $8,953, respectively, a decrease of 3%, or $254.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as revenue share agreements with automaker, content provider and advertisers.
For the years ended December 31, 2024 and 2023, revenue share and royalties were $1,565 and $1,603, respectively, a decrease of 2%, or $38, but increased as a percentage of total Sirius XM revenue. The decrease was driven by lower subscription revenue, partially offset by higher web streaming royalty rates.
We expect our Sirius XM revenue share and royalty costs to remain flat as a percentage of revenue but to decrease overall. We project lower eligible subscription revenue, partially offset by higher royalty rates under the statutory webcasting license due to increases in the Consumer Price Index.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the years ended December 31, 2024 and 2023, programming and content expenses were $550 and $549, respectively, an increase of less than 1%, or $1, and increased as a percentage of total Sirius XM revenue. The rise in costs was driven by higher personnel-related costs, which were offset by lower production costs.
We expect our Sirius XM programming and content expenses to remain relatively flat.
Sirius XM Customer Service and Billing includes costs related to the operation and management of internal and third-party customer service centers, our subscriber management systems, billing and collection processes, bad debt expense, and transaction fees.
For the years ended December 31, 2024 and 2023, customer service and billing expenses were $369 and $393, respectively, a decrease of 6%, or $24, and decreased as a percentage of total Sirius XM revenue. The reduction was primarily driven by lower call center costs, transaction and payment processing fees, bad debt expense, and personnel-related costs.
We expect our Sirius XM customer service and billing expenses to increase as a result of higher subscriber management system transition costs, partially offset by a reduction in call center and personnel-related costs.
Sirius XM Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet and 360L streaming and connected vehicle services.

For the years ended December 31, 2024 and 2023, transmission expenses were $190 and $171, respectively, an increase of 11%, or $19, and increased as a percentage of total Sirius XM revenue. The increase was driven primarily by higher hosting costs associated with our streaming platform as well as increased consulting costs.
We expect our Sirius XM transmission expenses to decrease due to ongoing cost optimization efforts.
Sirius XM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the years ended December 31, 2024 and 2023, cost of equipment was $10 and $14, respectively, a decrease of 29%, or $4, and decreased as a percentage of total Sirius XM revenue. The decline was driven by fewer sales of satellite radios and related components as well as lower shipping costs.
We expect our Sirius XM cost of equipment to remain relatively flat.
Pandora and Off-platform Cost of Services
Pandora and Off-platform Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
Pandora and Off-platform Revenue Share and Royalties includes licensing fees paid for streaming music, podcast content, and revenue share paid to third party publishers. Payments are made based on advertising impressions delivered or click-through actions, and these costs are recorded in the related period.
For the years ended December 31, 2024 and 2023, revenue share and royalties were $1,270 and $1,292, respectively, a decrease of 2%, or $22, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease was primarily due to lower on-platform revenue, reduced listener hours, and decreased revenue share related to podcasts.
We expect our Pandora and Off-platform revenue share and royalties to increase with the growth in our podcast revenue and higher royalty rates, including as a result of increases in the Consumer Price Index.
Pandora and Off-platform Programming and Content includes costs to produce owned and operated podcasts, live listener events and promote content.
For the years ended December 31, 2024 and 2023, programming and content expenses were $61 and $69, respectively, a decrease of 12%, or $8, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease was primarily attributable to lower personnel-related costs, license fees, and event costs.
We expect our Pandora and Off-platform programming and content costs to remain relatively flat as increased podcast and event production costs are offset by lower personnel-related expenses.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the years ended December 31, 2024 and 2023, customer service and billing expenses were $79 and $83, respectively, a decrease of 5%, or $4, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease was driven by lower bad debt expenses.
We expect our Pandora and Off-platform customer service and billing costs to remain relatively flat.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.

For each of the years ended December 31, 2024 and 2023, Pandora and Off-Platform transmission expenses were $35, remaining unchanged in absolute terms but decreased as a percentage of total Pandora and Off-platform revenue. The flat expense level reflects higher bandwidth costs which were offset by lower personnel-related costs.
We expect our Pandora and Off-platform transmission costs to increase due to higher hosting costs associated with increased AdsWizz platform fee revenue, partially offset by lower personnel-related costs.
Operating Costs
Subscriber Acquisition Costs are costs associated with our satellite radio service. These include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios.
For the years ended December 31, 2024 and 2023, subscriber acquisition costs were $369 and $359, respectively, an increase of 3%, or $10, and increased as a percentage of total revenue. The increase was driven by contractual changes with certain automakers, partially offset by lower hardware subsidies from installations and reduced commission and hardware subsidy rates.
We expect subscriber acquisition costs to rise due to increased penetration with certain automakers and higher subsidies and other incentives offered to induce automakers to include our latest technology in their vehicles.
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
For the years ended December 31, 2024 and 2023, sales and marketing expenses were $894 and $931, respectively, a decrease of 4%, or $37, and decreased as a percentage of total revenue. The decrease was primarily due to lower streaming and in-car marketing as well as personnel-related costs.
We expect sales and marketing expenses to continue to decline as we optimize costs across all marketing activities.
Product and Technology consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.
For the years ended December 31, 2024 and 2023,product and technology expenses were $296 and $322, respectively, a decrease of 8%, or $26, and decreased as a percentage of total revenue. The decrease was primarily driven by higher capitalized personnel-related costs, which were partially offset by increased cloud hosting costs.
We anticipate product and technology expenses to decline as we optimize our technology spend.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technology departments.
For the years ended December 31, 2024 and 2023, general and administrative expenses were $497 and $608, respectively, a decrease of 18%, or $111, and decreased as a percentage of total revenue. The decrease was primarily driven by lower legal costs resulting from litigation insurance recoveries and reduced legal reserves, including amounts associated with settlement of certain litigation matters of $24 during the twelve months ended December 31, 2023, as well as lower Former Parent operating costs.
We expect our general and administrative expenses, excluding litigation insurance recoveries, to remain relatively flat. Higher technology and consulting costs are expected to be offset by lower personnel-related costs and the absence of Former Parent operating costs going forward.

Depreciation and Amortization reflects the allocation of the costs of assets used in operations such as our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the years ended December 31, 2024 and 2023, depreciation and amortization expense was $578 and $624, respectively. The decrease was primarily due to the retirement of a satellite during the twelve months ended December 31, 2023 and certain assets that reached the end of their useful lives, partially offset by the write-down of certain property and equipment recorded in the Transactions and an increase in capitalized software and hardware.
Impairment, Restructuring and Other Costs represents impairment charges, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces as well as employee severance charges and other charges associated with organizational changes, and costs associated with the Transactions.
For the years ended December 31, 2024 and 2023, impairment, restructuring and other costs were $3,453 and $92, respectively. During the twelve months ended December 31, 2024, we recorded impairment charges of $3,355 primarily related to an impairment of Goodwill and equity method investments, costs associated with the Transactions of $71, and a charge of $27 associated with severance and other restructuring costs. During the years ended December 31, 2023, we recorded a charge of $34 primarily related to severance and other related costs, costs associated with the Transactions of $26, impairments primarily related to terminated software projects of $15, vacated office space impairments of $12, accrued expenses of $3 for which we will not recognize any future economic benefit, and a cost-method investment impairment of $2.
Other (Expense) Income
Interest Expense represents the cost of interest on outstanding debt.
For the years ended December 31, 2024 and 2023, interest expense was $496 and $534, respectively. The decrease was driven by a lower average outstanding debt balance and increased capitalized interest.
Gain on Extinguishment of Debt includes gains incurred as a result of the redemption of certain debt.
The $12 gain on extinguishment of debt during the year ended December 31, 2024 was due to the repurchase or redemption of the 2.75% exchangeable senior debentures due 2049.
Other Income (Expense), Net primarily includes realized and unrealized gains and losses from our debt measured at fair value, bond hedges, Deferred Compensation Plan and other investments, intergroup interests, interest and dividend income, our share of the income or loss from equity investments, and transaction costs related to non-operating investments.
For the years ended December 31, 2024 and 2023, other income (expense), net was $136 and $(64), respectively. During the twelve months ended December 31, 2024, we recorded unrealized gains on debt measured at fair value, earnings on unconsolidated entity investments, and trading gains associated with the investments held for our Deferred Compensation Plan. During the twelve months ended December 31, 2023, we recorded losses associated with bond hedges, partially offset by gains associated with the fair value of intergroup interests, earnings on unconsolidated entity investments, and trading gains from the investments held for our Deferred Compensation Plan.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the years ended December 31, 2024 and 2023, income tax expense was $210 and $222, respectively.
Our effective tax rate for the years ended December 31, 2024 and 2023 was (11.3)% and 18.3%, respectively. The effective tax rate for the year ended December 31, 2024 was primarily driven by federal and state income tax expense, offset by the nondeductible impairment of Goodwill recorded during the year. The effective tax rate for the year ended December 31, 2023 was primarily driven by federal and state income tax expense, partially offset by the benefits related to research and development and certain other credits, as well as a release in state valuation allowance.

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

Set forth below are our subscriber balances as of December 31, 2024 compared to December 31, 2023.

	As of December 31,		2024 vs 2023 Change
(subscribers in thousands)	2024	2023	Amount	%
Sirius XM
Self-pay subscribers	31,646	31,942	(296)	(1)%
Paid promotional subscribers	1,580	1,933	(353)	(18)%
Ending subscribers	33,226	33,875	(649)	(2)%
Sirius XM Canada subscribers	2,516	2,629	(113)	(4)%

Pandora and Off-platform
Monthly active users - all services	43,344	46,026	(2,682)	(6)%
Self-pay subscribers (1)	5,774	6,053	(279)	(5)%
(1)    Pandora and Off-platform self-pay subscribers include Cloud Cover subscribers of 57 and 45 as of December 31, 2024 and 2023, respectively.
The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the years ended December 31, 2024 and 2023. Refer to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on March 20, 2024 for our Non-GAAP financial and operating performance measures for the year ended December 31, 2023 compared with the year ended December 31, 2022.

	For the Years Ended December 31,		2024 vs 2023 Change
(subscribers in thousands)	2024	2023	Amount	%
Sirius XM
Self-pay subscribers	(296)	(445)	149	33%
Paid promotional subscribers	(353)	15	(368)	nm
Net additions	(649)	(430)	(219)	(51)%
Weighted average number of subscribers	33,292	33,993	(701)	(2)%
Average self-pay monthly churn	1.6%	1.6%	—%	—%
ARPU (1)	$15.21	$15.56	$(0.35)	(2)%
SAC, per installation	$14.55	$13.18	$1.37	10%
Pandora and Off-platform
Self-pay subscribers (2)	(279)	(199)	(80)	(40)%
Net additions	(279)	(199)	(80)	(40)%
Weighted average number of subscribers	5,929	6,169	(240)	(4)%
Ad supported listener hours (in billions)	9.94	10.48	(0.54)	(5)%
Advertising revenue per thousand listener hours (RPM)	$100.59	$99.39	$1.20	1%
Total Company
Adjusted EBITDA	$2,732	$2,790	$(58)	(2)%
Free cash flow	$1,015	$1,182	$(167)	(14)%
nm - not meaningful
(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $164 and $161 for the years ended December 31, 2024 and 2023, respectively.
(2) Pandora and Off-platform self-pay subscriber net additions include Cloud Cover net additions of 12 and 8 for the years ended December 31, 2024 and 2023, respectively.

Sirius XM
Subscribers. At December 31, 2024, Sirius XM had approximately 33,226 subscribers, a decrease of 649, from the approximately 33,875 subscribers as of December 31, 2023. Our self-pay subscriber base declined due to lower vehicle conversion rates, partially offset by higher trial volume and reductions in voluntary and non-pay churn. We also saw a decrease in paid promotional subscribers as we transitioned some automakers from paid promotional subscriptions to unpaid or to shorter term promotional plans.
For the years ended December 31, 2024 and 2023, net subscriber additions were (649) and (430), respectively, a decrease of 219. Paid promotional net additions decreased compared to the prior year period as certain automakers transitioned from paid promotional subscriptions to unpaid. Self-pay net additions improved compared to the prior year primarily due to lower churn and higher trial volumes, partially offset by lower conversion rates.
Sirius XM Canada Subscribers. At December 31, 2024, Sirius XM Canada had approximately 2,516 subscribers, a decrease of 113, or 4%, from the approximately 2,629 Sirius XM Canada subscribers as of December 31, 2023.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For each of the years ended December 31, 2024 and 2023, our average self-pay monthly churn rate was 1.6%.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the years ended December 31, 2024 and 2023, ARPU was $15.21 and $15.56, respectively. The decrease was driven by an increase in self-pay subscribers on promotional and streaming-only self-pay subscription plans, partially offset by rate increases on certain self-pay subscription plans during 2023 which had a full-year impact in the current year.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the years ended December 31, 2024 and 2023, SAC, per installation, was $14.55 and $13.18, respectively. The increase was driven by a transition to higher cost chipsets, partially offset by a change in the mix of automakers including satellite radios in their vehicles.
Pandora and Off-platform
Monthly Active Users. At December 31, 2024, Pandora had approximately 43,344 monthly active users, a decrease of 2,682 monthly active users, or 6%, from the 46,026 monthly active users as of December 31, 2023. The decrease in monthly active users was driven by higher churn and a decline in the number of new users.
Subscribers. At December 31, 2024, Pandora had approximately 5,774 subscribers, a decrease of 279, or 5%, from the approximately 6,053 subscribers as of December 31, 2023.
For the years ended December 31, 2024 and 2023, net subscriber additions were (279) and (199), respectively. The decrease in ending subscribers was driven by decreases in trial starts and lower retention due to price increases.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the years ended December 31, 2024 and 2023, ad supported listener hours were 9,940 and 10,480, respectively, a decrease of 5%, or 540. The decrease in ad supported listener hours were primarily driven by the decline in monthly active users.
RPM is a key indicator of our ability to monetize advertising inventory created by listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the years ended December 31, 2024 and 2023, RPM was $100.59 and $99.39, respectively. The increase was driven by growth in advertising spots sold per listener hour.

Total Company
Adjusted EBITDA. EBITDA is defined as net (loss) income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other expense (income), loss on extinguishment of debt, impairment, restructuring and other costs, Former Parent operating costs, other non-cash charges such as share-based payment expense, and legal settlements and reserves (if applicable). (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the years ended December 31, 2024 and 2023, adjusted EBITDA was $2,732 and $2,790, respectively, a decrease of 2%, or $58. The decrease was driven by declines in subscriber revenue, partially offset by lower costs of services, personnel-related costs, sales and marketing and general and administrative expenses.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the years ended December 31, 2024 and 2023, free cash flow was $1,015 and $1,182, respectively, a decrease of 14%, or $167. The decrease was primarily driven by costs related to the Transactions, higher capital expenditures and cash taxes paid.
Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the year ended December 31, 2024 compared with the year ended December 31, 2023. Refer to Amendment No. 1 to our Registration Statement on Form S-4 filed with the SEC on March 20, 2024 for our cash flows for the year ended December 31, 2023 compared with the year ended December 31, 2022.

	For the Years Ended December 31,
(in millions)	2024	2023	2024 vs 2023
Net cash provided by operating activities	$1,741	$1,829	$(88)
Net cash used in investing activities	(970)	(696)	(274)
Net cash used in financing activities	(916)	(1,188)	272
Net decrease in cash, cash equivalents and restricted cash	(145)	(55)	(90)
Cash, cash equivalents and restricted cash at beginning of period	315	370	(55)
Cash, cash equivalents and restricted cash at end of period	$170	$315	$(145)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $88 to $1,741 for the year ended December 31, 2024 from $1,829 for the year ended December 31, 2023.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the year ended December 31, 2024 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective investments for total cash consideration of $244. Cash flows used in investing activities in the year ended December 31, 2023 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective equity investments for total cash consideration of $50. We spent $413 and $297 on capitalized software and hardware as well as $262 and $285 to construct satellites during the years ended December 31, 2024 and 2023, respectively.

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
Cash flows used in financing activities in the year ended December 31, 2024 were primarily due to the repayment of $3,914 of debt, partially offset by proceeds from debt borrowings of $3,205. The remaining cash flows used in financing activities related to taxes paid from net share settlements for stock-based compensation and dividends paid. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to the Margin Loan and the Credit Facility.
Cash flows used in financing activities in the year ended December 31, 2023 were primarily due to the repayment of $3,782 of debt and the purchase and retirement of shares of Old Sirius’ common stock under its repurchase program of $274, partially offset by proceeds from debt borrowings of $2,681, and the settlement of intergroup interests of $273 and dividends paid. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to Pandora’s 1.75% Convertible Senior Notes due 2023, Liberty Media’s 1.375% Cash Convertible Senior Notes due 2023, the Convertible Notes, the Exchangeable Notes, the Margin Loan, and the Credit Facility (each as defined in Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under the Credit Facility, including the Incremental Term Loan.  As of December 31, 2024, $1,750 was available for future borrowing under the Credit Facility and zero was available under the Incremental Term Loan. We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases and dividend payments and to pursue strategic opportunities.
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

Following the closing of the Transactions, on September 9, 2024, our board of directors authorized for repurchase an aggregate of $1,166 of our common stock. The board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions. As of December 31, 2024, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 301 thousand shares for $7, and $1,160 remained available for additional repurchases under our existing stock repurchase program authorization.
Dividend
On January 22, 2025, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on February 25, 2025 to stockholders of record as of the close of business on February 7, 2025.
Debt Covenants
The indentures governing Sirius XM's senior notes and the agreements governing the Sirius XM Credit Facility include restrictive covenants.  The indentures governing the senior notes also contain covenants that, among other things, limit Sirius XM’s ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate.  As of December 31, 2024, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 13 to our audited consolidated financial statements included in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 16 to our audited consolidated financial statements included in this Annual Report on Form 10-K that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments,” refer to Note 16 to our audited consolidated financial statements included in this Annual Report on Form 10-K.
Related Party Transactions
For a discussion of “Related Party Transactions,” refer to Note 12 to our audited consolidated financial statements included in this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our audited consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Accounting estimates require the use of significant management assumptions and judgments as to future events, and the effect of those events cannot be predicted with certainty. The accounting estimates will change as new events occur, more experience is acquired and more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and use outside experts to assist in that evaluation when we deem necessary. We have identified all significant accounting policies in Note 2 to our audited consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.
Non-Financial Instrument Valuations. Our non-financial instrument valuations are primarily comprised of our determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations, our annual assessment of the recoverability of our goodwill and other nonamortizable intangibles, such as trademarks, and our evaluation of the recoverability of our other long-lived assets upon certain triggering events. If the carrying value of our long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such writedown is included in Impairment, restructuring and other costs in our audited consolidated statement of operations. Judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment. Our intangible assets include goodwill, other indefinite-lived assets (our FCC licenses and trademarks) and definite-lived assets. Our annual impairment assessment of our goodwill and our indefinite-lived assets is performed as of the fourth quarter of each year. We also review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. If an impairment exists, the impairment is measured as the amount by which the carrying amount of an intangible asset exceeds its estimated fair value.
•Goodwill: ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Under the updated guidance per Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment is eliminated. In accordance with updated guidance, we recognize goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill.
In connection with the close of the Transactions, our market capitalization sustained a decrease during the third quarter of 2024 and we concluded that, in accordance with ASC 350, a triggering event occurred indicating that potential impairment existed, which required us to conduct an interim test of the fair value of the goodwill for the Sirius XM and Pandora and Off-platform reporting units. The results of our goodwill impairment test indicated that the estimated fair value of the Pandora reporting unit exceeded its carrying amount, whereas the carrying amount of the Sirius XM reporting unit exceeded its estimated fair value. As a result, we recorded a goodwill impairment charge of $2,819 to write down the carrying amount of the Sirius XM goodwill in the Impairment, restructuring and other costs line item in our audited consolidated statements of operations. Fair value was determined using a combination of an income approach, using a discounted cash flow (“DCF”) model, and a market approach, employing a guideline public company approach. The DCF model, which estimates fair value based on the present value of future cash flows, requires us to make various assumptions regarding the timing and amount of these cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The terminal value is estimated using a long-term growth rate, which is based on expected trends and projections. A discount rate is determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. Additionally, assumptions related to guideline company financial multiples used in the market approach based on current market observations.
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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As a result of the Sirius XM goodwill impairment discussed in Note 8, we evaluated our FCC licenses, Sirius XM trademark, and Pandora trademark for impairment using a quantitative assessment during the quarter ended December 31, 2024. The results of the assessment indicated that the estimated fair values for these indefinite-lived assets exceeded their carrying values and no impairment loss was recognized for intangible assets with indefinite lives during the years ended December 31, 2024 and 2023. Fair value was determined using a DCF model. The DCF model included significant assumptions about revenue growth rates, long-term growth rates and enterprise specific discount rates.
•Definite-lived Assets: We carry our definite-lived assets at cost less accumulated amortization. We assess definite-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If an event or circumstance is identified indicating the carrying value may not be recoverable, the sum of future undiscounted cash flows is compared to the carrying value. If the carrying value exceeds the future undiscounted cash flows, the carrying value of the asset is reduced to its fair value. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows, adjusted as necessary for market factors.

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
We currently operate four in-orbit XM satellites, XM-3, XM-5, SXM-8 and SXM-9. Our XM-3 satellite was launched in 2005 and is used as an in-orbit spare and reached the end of its depreciable life in 2020. Our XM-5 satellite was launched in 2010 and is expected to reach the end of its depreciable life in 2025. Our SXM-8 satellite was launched in 2021 and is expected to reach the end of its depreciable life in 2036. Our SXM-8 satellite replaced our XM-3 satellite. On December 5, 2024, our SXM-9 satellite was successfully launched and has completed in-orbit testing. Our SXM-9 satellite will replace our SXM-8 satellite in the XM constellation, with SXM-8 becoming an in-orbit spare. We expect to place this satellite into service in the first quarter of 2025. We have entered into agreements for the design, construction and launch of three additional satellites, SXM-10, SXM-11 and SXM-12.
Our satellites have been designed to last fifteen years. Our in-orbit satellites may experience component failures which could adversely affect their useful lives. We monitor the operating condition of our in-orbit satellites and if events or circumstances indicate that the depreciable lives of our in-orbit satellites have changed, we will modify the depreciable life accordingly. If we were to revise our estimates, our depreciation expense would change.
Income Taxes. Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
We assess the recoverability of deferred tax assets at each reporting date and, where applicable, a valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted income from operations. The underlying assumptions we use in forecasting future taxable income require significant judgment. In the event that actual income from operations differs from forecasted amounts, or if we change our estimates of forecasted income from operations, we could record additional charges or reduce allowances in order to adjust the carrying value of deferred tax assets to their realizable amount. Such adjustments could be material to our audited consolidated financial statements.
As of December 31, 2024, we had a valuation allowance of $93 relating to deferred tax assets that are not more likely than not to be realized due to the timing of certain state net operating loss limitations and acquired net operating losses that were not likely to be utilized.
ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. If the tax position is not more likely than not to be sustained, the gross amount of the unrecognized tax position will not be recorded in the financial statements but will be shown in tabular format within the uncertain income tax positions. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs due to the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. A number of years may elapse before an uncertain tax position is effectively settled or until there is a lapse in the applicable statute of limitations. We record interest and penalties related to uncertain tax positions in Income tax expense in our consolidated statements of comprehensive income. As of December 31, 2024, the gross liability for income taxes associated with uncertain tax positions was $201.

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
Average self-pay monthly churn - for in-car and retail radio subscriptions, the Sirius XM monthly average of self-pay deactivations for the period divided by the average number of self-pay subscribers for the period.
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

	For the Years Ended December 31,
	2024	2023
Net (loss) income:	$(2,075)	$988
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	3	31
Former Parent operating costs	15	32
Impairment, restructuring and other costs	3,453	92
Share-based payment expense (1)	200	203
Depreciation and amortization	578	624
Interest expense	496	534
Gain on extinguishment of debt	(12)	—
Other (income) expense, net	(136)	64
Income tax expense	210	222
Adjusted EBITDA	$2,732	$2,790
(1)Allocation of share-based payment expense:

	For the Years Ended December 31,
	2024	2023
Programming and content	$36	$34
Customer service and billing	5	5
Transmission	5	6
Sales and marketing	45	45
Product and technology	44	46
General and administrative	65	67
Total share-based payment expense	$200	$203

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

	For the Years Ended December 31,
	2024	2023
Cash Flow information
Net cash provided by operating activities	$1,741	$1,829
Net cash used in investing activities	(970)	(696)
Net cash used in financing activities	(916)	(1,188)
Free Cash Flow
Net cash provided by operating activities	1,741	1,829
Additions to property and equipment	(728)	(650)
Sales of other investments	2	3
Free cash flow (1)	$1,015	$1,182
(1)Compared to Old Sirius’ free cash flow, the cash flow for Sirius XM Holdings is impacted by the additional interest payments related to Liberty Media’s debt attributed to SplitCo as well as corporate costs.
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Years Ended December 31,
	2024	2023
Subscriber acquisition costs, excluding connected vehicle services	$369	$359
Less: margin from sales of radios and accessories, excluding connected vehicle services	(172)	(179)
	$197	$180
Installations (in thousands)	13,545	13,640
SAC, per installation (a)	$14.55	$13.18
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As of December 31, 2024, we did not hold or issue any derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
As of December 31, 2024, we also held the following investment:
In connection with the recapitalization of Sirius XM Canada on May 25, 2017, we loaned Sirius XM Canada $130.8 million. The carrying value of the loan as of December 31, 2024 was $7.0 million and approximated its fair value. The loan is denominated in Canadian dollars and it is subject to changes in foreign currency. The loan is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. The loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. Had the Canadian to U.S. dollar exchange rate been 10% lower as of December 31, 2024, the value of this loan would have been approximately $0.7 million lower.
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long- and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of December 31, 2024, we had $1,086 million principal amount of variable rate debt outstanding with a weighted average interest rate of 6.1% and $9,325 million principal amount of fixed rate debt with a weighted average interest rate of 4.3%. Accordingly, as of December 31, 2024, based on the amount of variable rate debt outstanding and the then-current Term SOFR rate, a hypothetical 10% increase in interest rates would have increased annual interest expense by approximately $5 million and a hypothetical 10% decrease in interest rates would have decreased annual interest expense by approximately $5 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Consolidated Financial Statements and financial statements and financial statement schedule contained in Part IV, Item 15, herein, which are incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation was performed under the supervision and with the participation of our management, including Jennifer C. Witz, our Chief Executive Officer, and Thomas D. Barry, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2024.
KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-4 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Plan Elections
On November 1, 2024, Kristina Salen, a member of our Board of Directors, entered into a 10b5-1 sales plan (the “Salen 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Salen 10b5-1 Sales Plan will be in effect until the earlier of (1) June 30, 2025 and (2) the date on which an aggregate of 3,229 shares of our common stock have been sold under the Salen 10b5-1 Sales Plan.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is contained in the discussion entitled “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.
The additional information required by this Item 10 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2025 annual meeting of stockholders set forth under the captions Stock Ownership, Governance of the Company, Item 1. Election of Directors and Item 2. Ratification of Independent Registered Public Accountants, which we expect to file with the Securities and Exchange Commission prior to April 30, 2025.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2025 annual meeting of stockholders set forth under the captions Item 1. Election of Directors and Executive Compensation, which we expect to file with the Securities and Exchange Commission prior to April 30, 2025.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this Item 12 is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5, of this Annual Report on Form 10-K.
The additional information required by this Item 12 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2025 annual meeting of stockholders set forth under the caption Stock Ownership, which we expect to file with the Securities and Exchange Commission prior to April 30, 2025.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2025 annual meeting of stockholders set forth under the captions Governance of the Company and Item 1. Election of Directors, which we expect to file with the Securities and Exchange Commission prior to April 30, 2025.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor ID: 185.
The information required by this Item 14 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2025 annual meeting of stockholders set forth under the caption Item 2. Ratification of Independent Registered Public Accountants - Principal Accountant Fees and Services, which we expect to file with the Securities and Exchange Commission prior to April 30, 2025.

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

3.1
Amended and Restated Certificate of Incorporation of Liberty Sirius XM Holdings Inc. (incorporated by reference to Exhibit 3.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024 (File No. 001-34295)).

3.2
Amended and Restated Bylaws of Liberty Sirius XM Holdings Inc. (incorporated by reference to Exhibit 3.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024 (File No. 001-34295)).

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

4.3
Indenture, dated as of June 11, 2020, relating to the 4.125% Senior Notes due 2030, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K dated June 11, 2020 (File No. 001-34295)).

4.4
Indenture, dated as of June 21, 2021, relating to the 4.000% Senior Notes due 2028, among Sirius XM Radio Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K dated June 21, 2021 (File No. 001-34295)).

4.5
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

4.7
Indenture, dated as of March 10, 2023, between Liberty Media Corporation and U.S. Bank Trust Company, National Association, as trustee, relating to Liberty Media Corporation’s 3.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024 (File No. 001-34295)).

4.8
First Supplemental Indenture, dated as of September 9, 2024, among Liberty Media Corporation, Liberty Sirius XM Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee, relating to Liberty Media Corporation’s 3.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024 (File No. 001-34295)).

Exhibit	Description

4.9
Indenture, dated as of November 26, 2019, between Liberty Media Corporation and U.S. Bank, National Association, as trustee, relating to Liberty Media Corporation’s 2.75% Exchangeable Senior Debentures due 2049 (incorporated by reference to Exhibit 4.3 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024 (File No. 001-34295)).

4.10
First Supplemental Indenture, dated as of August 30, 2024, between Liberty Media Corporation and U.S. Bank Trust Company, National Association, as trustee, relating to Liberty Media Corporation’s 2.75% Exchangeable Senior Debentures due 2049 (incorporated by reference to Exhibit 4.4 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024 (File No. 001-34295)).

4.11
Second Supplemental Indenture, dated as of September 9, 2024, among Liberty Media Corporation, Liberty Sirius XM Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee, relating to Liberty Media Corporation’s 2.75% Exchangeable Senior Debentures due 2049 (incorporated by reference to Exhibit 4.5 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024 (File No. 001-34295)).

4.12
Investment Agreement, dated as of February 17, 2009, between Sirius XM Radio Inc. and Liberty Radio LLC (incorporated by reference to Exhibit 4.55 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-34295)).

4.13
Assignment and Assumption of Investment Agreement among Sirius XM Radio Inc., Sirius XM Holdings Inc. and Liberty Radio LLC, dated as of November 15, 2013 (incorporated by reference to Exhibit 4.15 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34295)).

4.14	Description of Registrant's Securities (incorporated by reference to the Registrant’s Form 8-A filed on September 9, 2024 (File No. 000-56686)).

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

10.6
Amendment No. 6, dated as of April 11, 2022, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on April 11. 2022 (File No. 001-34295)).

10.7
Amendment No. 7, dated as of March 29, 2023, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Quarterly Report on Form 10-Q filed on April 27. 2023 (File No. 001-34295)).

Exhibit	Description

10.8
Amendment No. 8, dated as of December 29, 2023, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on January 3. 2024 (File No. 001-34295)).

10.9
Amendment No. 9, dated as of January 26, 2024, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on January 29. 2024 (File No. 001-34295)).

**10.10
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

*10.15
Form of SVP Restricted Stock Unit Agreement pursuant to the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 (001-34295)).

*10.16
Form of Performance-Based Restricted Stock Unit Agreement pursuant to the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 (001-34295)).

*10.17
Form of SVP Non-Qualified Stock Option Agreement pursuant to the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to Sirius XM Holdings Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 (001-34295)).

*10.18
Employment Agreement, dated as of November 21, 2022 between Sirius XM Radio Inc. and Patrick L. Donnelly (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on November 22, 2022 (File No. 001-34295)).

*10.19
Transition Letter to Employment Agreement dated January 2, 2025 between Sirius XM Radio LLC and Patrick L. Donnelly (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on January 3, 2025 (File No. 001-34295)).

*10.20
Employment Agreement, dated as of December 14, 2023 between Sirius XM Radio Inc. and Jennifer Witz (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on December 15, 2023 (File No. 001-34295)).

*10.21
Letter Agreement, dated December 14, 2023, regarding private use of aircraft between Sirius XM Radio Inc. and Jennifer C. Witz (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on December 15, 2023 (File No. 001-34295)).

*10.22
Employment Agreement, dated as of April 17, 2024, between Sirius XM Radio Inc. and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on April 18, 2024 (File No. 001-34295)).

Exhibit	Description

*10.23
Transition Letter to Employment Agreement, dated as of June 28, 2024, between Sirius XM Radio Inc. and Joseph A. Verbrugge (incorporated by reference to Exhibit 10.3 to Sirius XM Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-34295)).

*10.24
Employment Agreement, dated December 10, 2021, between Sirius XM Radio Inc. and Joseph Inzerillo (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on December 13, 2021 (File No. 001-34295)).

*10.25
Employment Agreement, dated April 3, 2023 between Sirius XM Radio Inc. and Thomas D. Barry (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on April 4, 2023 (File No. 001-34295)).

*10.26
Employment Agreement, dated as of December 5, 2024, between Sirius XM Radio LLC and Wayne D. Thorsen (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on December 10, 2024 (File No. 001-34295)).

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

*10.29	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024 (File No. 001-34295)).

*10.30	Sirius XM Holdings Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-34295)).

10.31
Tax Sharing Agreement, dated as of September 9, 2024, between Liberty Media Corporation and Liberty Sirius XM Holdings Inc. (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K12B filed on September 10, 2024 (File No. 001-34295)).

10.32
Section 253 Agreement, dated as of November 1, 2021, between Sirius XM Holdings Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 4, 2021 (File No. 001-34295)).

*10.33	Form of Sirius XM Holdings Inc. 2024 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-4 filed on July 19, 2024 (File No. 333- 276758)).

*10.34	Form of Liberty Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.2 to the Form S-4 filed on July 19, 2024 (File No. 333-276758)).

19.1	Securities Trading Policy (filed herewith).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certificate of Jennifer C. Witz, Chief Executive Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of Thomas D. Barry, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Jennifer C. Witz, Chief Executive Officer and Director, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certificate of Thomas D. Barry, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit	Description

97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to Sirius XM Holdings Inc.’s Annual Report on Form 10-K filed on February 1, 2024 (File No. 001-34295)).

101.1
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Balance Sheets as of December 31, 2024 and 2023; (iv) Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Consolidated Notes to Consolidated Financial Statements.

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

†
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission (“SEC”); provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

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

SIRIUS XM HOLDINGS INC.

Dated:	January 30, 2025	By:	/s/ THOMAS D. BARRY
Thomas D. Barry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY B. MAFFEI	Chairman of the Board of Directors and Director	January 30, 2025
(Gregory B. Maffei)
/s/ JAMES E. MEYER	Vice Chairman of the Board of Directors and Director	January 30, 2025
(James E. Meyer)
/s/ JENNIFER C. WITZ	Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2025
(Jennifer C. Witz)
/s/ THOMAS D. BARRY	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 30, 2025
(Thomas D. Barry)
/s/ CARY KREFETZ	Senior Vice President and Controller	January 30, 2025
(Cary Krefetz)
/s/ EDDY W. HARTENSTEIN	Director	January 30, 2025
(Eddy W. Hartenstein)
/s/ EVAN D. MALONE	Director	January 30, 2025
(Evan D. Malone)
/s/ JONELLE PROCOPE	Director	January 30, 2025
(Jonelle Procope)
/s/ MICHAEL RAPINO	Director	January 30, 2025
(Michael Rapino)
/s/ KRISTINA M. SALEN	Director	January 30, 2025
(Kristina M. Salen)
/s/ DAVID M. ZASLAV	Director	January 30, 2025
(David M. Zaslav)

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sirius XM Holdings Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sirius XM Holdings Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 30, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over certain subscriber and advertising revenues
As discussed in Notes 2 and 18 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $8,699 million of revenues, of which $6,076 million was Sirius XM subscriber revenue and $1,606 million was Pandora advertising revenue, for the year ended December 31, 2024. The Company’s accounting for these subscriber and advertising revenues involved multiple information technology (IT) systems.
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
Valuation of goodwill in the Sirius XM reporting unit
As discussed in Note 8 to the consolidated financial statements, the Company’s goodwill balance for the Sirius XM reporting unit was $11,431 million as of December 31, 2024. The Company performs goodwill impairment testing on an annual basis during the fourth quarter of each fiscal year and whenever events and changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The Company identified events that indicated that it was more likely than not that the carrying value of the Sirius XM reporting unit exceeded its fair value. The Company estimated the fair value of the Sirius XM reporting unit using a combination of an income approach and a market approach. As a result, the Company recognized an impairment charge of $2,819 million for the Sirius XM reporting unit goodwill.
We identified the evaluation of the goodwill impairment assessment of the Sirius XM reporting unit as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used by the Company to estimate the fair value of the reporting unit. Specifically, the revenue growth rates, long-term growth rate, and the discount rate involved a higher degree of subjectivity. In addition, these key assumptions were challenging to test due to the sensitivity of the fair value to changes in these assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, including controls related to the key assumptions noted above. We performed sensitivity analyses to assess the impact of possible changes to the revenue growth rates, long-term growth rate and discount rate assumptions on the fair value of the Sirius XM reporting unit. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast revenues. We compared the Company’s forecasted revenue growth rate assumptions to historical revenue growth rates, projected revenue growth rates for comparable companies, and other publicly available data, including third party market studies. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s long-term growth rate by comparing it to the long-term growth rate estimates that were independently observed using publicly available market data for the Company’s industry as well as U.S. economic growth rates.
•evaluating the Company’s discount rate by comparing it to discount rates that were independently developed using publicly available market data for comparable companies.

/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
New York, New York
January 30, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sirius XM Holdings Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Sirius XM Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated January 30, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
New York, New York
January 30, 2025

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except per share data)	2024	2023	2022
Revenue:
Subscriber revenue	$6,616	$6,866	$6,892
Advertising revenue	1,773	1,758	1,772
Equipment revenue	182	193	189
Other revenue	128	136	150
Total revenue	8,699	8,953	9,003
Operating expenses:
Cost of services:
Revenue share and royalties	2,835	2,895	2,802
Programming and content	611	618	604
Customer service and billing	448	476	497
Transmission	225	206	214
Cost of equipment	10	14	13
Subscriber acquisition costs	369	359	352
Sales and marketing	894	931	1,075
Product and technology	296	322	285
General and administrative	497	608	563
Depreciation and amortization	578	624	611
Impairment, restructuring and other costs	3,453	92	68
Total operating expenses	10,216	7,145	7,084
(Loss) income from operations	(1,517)	1,808	1,919
Other income (expense), net
Interest expense	(496)	(534)	(503)
Gain on extinguishment of debt	12	—	—
Other income (expense), net	136	(64)	70
Total other expense	(348)	(598)	(433)
(Loss) income before income taxes	(1,865)	1,210	1,486
Income tax expense	(210)	(222)	(368)
Net (loss) income	(2,075)	988	1,118
Less net (loss) income attributable to noncontrolling interests	(410)	202	210
Net (loss) income attributable to Sirius XM Holdings Inc.	$(1,665)	$786	$908
Net (loss) income per common share:
Basic	$(6.14)	$2.91	$3.22
Diluted	$(6.14)	$2.77	$2.96
Weighted average common shares outstanding:
Basic	338	339	347
Diluted	338	362	368

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Net (loss) income	$(2,075)	$988	$1,118
Credit risk on fair value debt instrument losses, net of tax	(27)	1	28
Recognition of previously unrealized gains on debt, net of tax	(12)	(36)	(6)
Foreign currency translation adjustment, net of tax	(14)	10	(27)
Total comprehensive (loss) income	$(2,128)	$963	$1,113
Less: comprehensive (loss) income attributable to noncontrolling interests	(410)	202	205
Comprehensive (loss) income attributable to Sirius XM Holdings Inc.	$(1,718)	$761	$908

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$162	$306
Receivables, net	676	709
Related party current assets	21	36
Prepaid expenses and other current assets	290	310
Total current assets	1,149	1,361
Property and equipment, net	2,109	1,791
FCC licenses	8,610	8,600
Other intangible assets, net	1,579	1,710
Goodwill	12,390	15,209
Equity method investments	1,043	715
Other long-term assets	641	670
Total assets	$27,521	$30,056
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,284	$1,303
Accrued interest	172	174
Current portion of deferred revenue	1,050	1,195
Current maturities of debt, including $— and $574 measured at fair value, respectively (Note 13)	61	1,079
Other current liabilities	48	192
Related party current liabilities	116	8
Total current liabilities	2,731	3,951
Long-term deferred revenue	82	88
Long-term debt, including $594 and $688 measured at fair value, respectively (Note 13)	10,314	10,073
Deferred tax liabilities	2,220	2,414
Other long-term liabilities	1,100	428
Total liabilities	16,447	16,954
Commitments and contingencies (Note 16)
Equity:
Common stock, par value $0.001 per share; 900 shares authorized; 339 and zero shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Former Parent's investment	—	(5,284)
Accumulated other comprehensive (loss) income, net of tax	(46)	7
Additional paid-in capital	—	—
Treasury stock, at cost; 26 thousand and zero shares of common stock at December 31, 2024 and December 31, 2023, respectively	(1)	—
Retained earnings	11,121	15,353
Total stockholders' equity/Former Parent's investment	11,074	10,076
Non-controlling interests	—	3,026
Total equity	11,074	13,102
Total liabilities and equity	$27,521	$30,056

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC.
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock		Former Parent's Investment	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Noncontrolling interest	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount					Shares	Amount
Balance at January 1, 2022	—	$—	$(4,104)	$13,639	$34	$—	—	$—	$3,565	$13,134
Net income (loss)	—	—	—	908	—	—	—	—	210	1,118
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(5)	(5)
Share-based compensation	—	—	187	—	—	—	—	—	39	226
Exercise of options and RSU vestings in period	—	—	(70)	—	—	—	—	—	77	7
Withholding taxes on net share settlements of share-based compensation	—	—	(118)	—	—	—	—	—	—	(118)
Transactions with Former Parent, net (Note 14)	—	—	(1,043)	—	—	—	—	—	—	(1,043)
Shares repurchased	—	—	(173)	—	—	—	—	—	(467)	(640)
Dividends paid	—	—	—	—	—	—	—	—	(249)	(249)
Other, net	—	—	(47)	20	—	—	—	—	(32)	(59)
Balance at December 31, 2022	—	$—	$(5,368)	$14,567	$34	$—	—	$—	$3,138	$12,371
Net income (loss)	—	—	—	786	—	—	—	—	202	988
Other comprehensive income (loss)	—	—	—	—	(27)	—	—	—	2	(25)
Share-based compensation	—	—	187	—	—	—	—	—	34	221
Exercise of options and RSU vestings in period	—	—	(60)	—	—	—	—	—	65	5
Withholding taxes on net share settlements of share-based compensation	—	—	(64)	—	—	—	—	—	—	(64)
Transactions with Former Parent, net (Note 14)	—	—	(3)	—	—	—	—	—	—	(3)
Shares repurchased	—	—	45	—	—	—	—	—	(319)	(274)
Dividends paid	—	—	—	—	—	—	—	—	(65)	(65)
Other, net	—	—	(21)	—	—	—	—	—	(31)	(52)
Balance at December 31, 2023	—	$—	$(5,284)	$15,353	$7	$—	—	$—	$3,026	$13,102
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC.
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock		Former Parent's Investment	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Noncontrolling interest	Total Stockholders’ Equity (Deficit)
(in millions)	Shares	Amount					Shares	Amount
Balance at December 31, 2023	—	$—	$(5,284)	$15,353	$7	$—	—	$—	$3,026	$13,102
Net income (loss)	—	—	—	(1,665)	—	—	—	—	(410)	(2,075)
Change in accounting method	—	—	—	(1)	—	—	—	—	—	(1)
Other comprehensive income (loss)	—	—	—	—	(53)	—	—	—	(3)	(56)
Share-based compensation	—	—	131	15	—	53	—	—	24	223
Exercise of options and RSU vestings in period	—	—	(55)	—	—				55	—
Withholding taxes on net share settlements of share-based compensation	—	—	(39)	—	—	(6)	—	—	—	(45)
Dividends paid	—	—	—	(45)	—	(47)	—	—	(51)	(143)
Tax sharing adjustment with Former Parent	—	—	82	—	—	—	—	—	—	82
Other, net	—	—	(3)	(3)	—	—	—	—	—	(6)
Change in capitalization in connection with the Split-Off	339	—	5,168	(2,527)	—	—	—	—	(2,641)	—
Shares Repurchased	—	—	—	—	—	—	—	(7)	—	(7)
Shares Retired	—	—	—	(6)	—	—	—	6	—	—
Balance at December 31, 2024	339	$—	$—	$11,121	$(46)	$—	—	$(1)	$—	$11,074
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,075)	$988	$1,118
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	578	624	611
Non-cash impairment and restructuring costs	3,355	26	65
Non-cash interest expense, net of amortization of premium	24	14	19
Unrealized gains on intergroup interests, net	—	(68)	19
Realized and unrealized (gains) losses on financial instruments, net	(115)	126	(83)
Gain on extinguishment of debt	(12)	—	—
Share of losses of equity method investments, net	116	19	5
Share-based payment expense	200	203	209
Deferred income tax (benefit) expense	(161)	(40)	240
Amortization of right-of-use assets	44	45	49
Other charges, net	46	61	69
Changes in operating assets and liabilities:
Receivables and other assets	(128)	(148)	(28)
Deferred revenue	(150)	(119)	(149)
Payables and other liabilities	19	98	(163)
Net cash provided by operating activities	1,741	1,829	1,981
Cash flows from investing activities:
Additions to property and equipment	(728)	(650)	(426)
Cash proceeds from disposition of investments	—	—	66
Acquisition of business, net of cash acquired	—	—	(136)
Other investing activities, net	(242)	(46)	3
Net cash used in investing activities	(970)	(696)	(493)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(44)	(64)	(147)
Revolving credit facility borrowings	2,105	1,670	2,300
Revolving credit facility repayments	(2,105)	(1,750)	(2,220)
Proceeds from long-term borrowings, net of costs	1,100	1,011	600
Repayments of long-term borrowings	(1,809)	(2,032)	(419)
Settlement of intergroup interests	—	273	78
Common stock repurchased and retired	(6)	(274)	(647)
Dividends paid	(143)	(65)	(249)
Transactions with Parent, net (Note 14)	—	—	(1,043)
Other financing activities, net	(14)	43	23
Net cash used in financing activities	(916)	(1,188)	(1,724)
Net decrease in cash, cash equivalents and restricted cash	(145)	(55)	(236)
Cash, cash equivalents and restricted cash at beginning of period (1)	315	370	606
Cash, cash equivalents and restricted cash at end of period (1)	$170	$315	$370

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$473	$507	$487
Income taxes paid	$218	$165	$136
Non-cash investing and financing activities:
Finance lease obligations incurred to acquire assets	$—	$8	$14
Settlement of debt obligations incurred to acquire assets	$—	$61	$—
Tax equity investments	$722	$—	$—

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

	As of December 31,
(in millions)	2024	2023	2022
Cash and cash equivalents	$162	$306	$362
Restricted cash included in Other long-term assets	8	9	8
Total cash, cash equivalents and restricted cash at end of period	$170	$315	$370

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts or otherwise stated)

(1)Business & Basis of Presentation
Liberty Media Transactions
Sirius XM Holdings Inc., the reporting company under this Annual Report on Form 10-K, is the product of a series of transactions that closed on Monday, September 9, 2024.
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
General
The accompanying audited consolidated financial statements represent a combination of the historical financial information of Old Sirius and the assets and liabilities of SplitCo until the date of the Merger Effective Time. Although SplitCo was reported as a combined company until the Merger Effective Time, all periods reported herein are referred to as consolidated. All significant intercompany accounts and transactions have been eliminated in the audited consolidated financial statements. These consolidated financial statements refer to the combination of Old Sirius and the aforementioned assets and liabilities as “Sirius XM Holdings,” “the Company,” “us,” “we” and “our” in these notes to the consolidated financial statements. “Sirius XM” refers to Sirius XM Holdings’ wholly owned subsidiaries, Sirius XM Inc., Sirius XM Radio LLC and its subsidiaries other than Pandora. “Pandora” refers to Sirius XM's wholly owned subsidiary Pandora Media, LLC and its subsidiaries. The Split-Off is being accounted for at historical cost due to the pro rata nature of the distribution to holders of SplitCo common stock.
The accompanying consolidated financial statements have been derived from audited financial statements and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All significant intercompany transactions have been eliminated in consolidation.
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

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K and have determined that no events have occurred that would require adjustment to our audited consolidated financial statements. For a discussion of subsequent events that do not require adjustment to our consolidated financial statements refer to Note 19.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates. Significant estimates inherent in the preparation of the accompanying audited consolidated financial statements include asset impairment, fair value measurement of non-financial instruments, depreciable lives of our satellites, share-based payment expense and income taxes.
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
The primary source of revenue from the Sirius XM business is subscription fees, with most of its customers subscribing to monthly or annual plans. SiriusXM also derives revenue from advertising on select non-music channels, which is sold under the SiriusXM Media brand, direct sales of satellite radios and accessories, and other ancillary services.  As of December 31, 2024, the SiriusXM business had approximately 33.2 million subscribers.
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
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in SiriusXM’s subscriber count or subscriber-based operating metrics.
Pandora and Off-platform
The Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of December 31, 2024, Pandora had approximately 5.8 million subscribers.
The majority of revenue from Pandora is generated from advertising on Pandora’s ad-supported radio service which is sold under the SiriusXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers.
SiriusXM also sells advertising on other audio platforms and in widely distributed podcasts, which it considers to be off-platform services. SiriusXM has an arrangement with SoundCloud Holdings, LLC (“SoundCloud”) to be its exclusive ad sales representative in the US and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. It also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., SiriusXM provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Effects of the Transactions
Prior to the closing of the Transactions, a portion of Liberty Media’s general and administrative expenses, including certain legal, tax, accounting, treasury and investor relations support of $15 and $32 for the years ended December 31, 2024 and 2023, respectively, were allocated to SplitCo and are included in General and administrative in the audited consolidated statements of operations. In addition, during the years ended December 31, 2024 and 2023, we incurred costs related to the Transactions of $71 and $16, respectively, which were recorded to Impairment, restructuring and other costs in our audited consolidated statements of operations.
Following the closing of the Transactions, Liberty Media and Sirius XM Holdings operate as separate, publicly traded companies, and neither has any continuing stock ownership, beneficial or otherwise, in the other. In connection with the Transactions, Liberty Media and Sirius XM Holdings entered into certain agreements, including a tax sharing agreement, governing the relationship between the two companies. Refer to Note 17 for more information regarding the tax sharing agreement.
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

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
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
Customers pay for the services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our consolidated statement of operations as the services are provided. Changes in the deferred revenue balance during the year ended December 31, 2024 were not materially impacted by other factors.
As the majority of our contracts are one year or less, we have utilized the optional exemption under ASC 606-10-50-14 and do not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of December 31, 2024, less than seven percent of our total deferred revenue balance related to contracts that extend beyond one year. These contracts primarily include prepaid data trials, which are typically provided for three to five years, and self-pay customers who prepay for their audio subscriptions for up to three years. These amounts are recognized on a straight-line basis as our services are provided.
Revenue Share
We share a portion of our subscription revenues earned from self-pay subscribers with certain automakers.  The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue. Revenue share on self-pay revenue is recognized as an expense and recorded in Revenue share and royalties in our consolidated statements of operations. We also pay revenue share to certain talent on non-music stations on our satellite radio service and to podcast talent based on advertising revenue for the related channel or podcast. Revenue share on non-music channels and podcasts is recognized in Revenue share and royalties in our consolidated statements of operations when it is earned. In some cases, we pay minimum guarantees for revenue share to podcast creators which is recorded in Prepaid and other current assets in our consolidated balance sheets. The minimum guarantee is recognized in Revenue share

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
and royalties primarily on a straight line basis over the contractual term. The prepaid balance is regularly reviewed for recoverability and any amount not deemed to be recoverable is recognized as an expense in the period.
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
Sound Recording Copyrights
For our non-interactive satellite radio or streaming services we may license sound recordings under direct licenses with the owners of sound recordings or based on the royalty rate established by the Copyright Royalty Board (“CRB”). For our Sirius XM business, the royalty rate for sound recordings has been set by the CRB. The revenue subject to royalty includes subscription revenue from our U.S. satellite digital audio radio subscribers, and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. The rates and terms permit us to reduce the payment due each month for those sound recordings that are separately licensed and sound recordings that are directly licensed from copyright owners and exclude from our revenue certain other items, such as royalties paid to us for intellectual property, sales and use taxes, bad debt expense and generally revenue attributable to areas of our business that do not involve the use of copyrighted sound recordings.
For our Pandora business, we have entered into direct license agreements with major and independent music labels and distributors for a significant majority of the sound recordings that stream on the Pandora ad-supported service, Pandora Plus and Pandora Premium. For sound recordings that we stream and for which we have not entered into a direct license agreement with the sound recording rights holders, the sound recordings are streamed pursuant to the statutory royalty rates set by the CRB. Pandora pays royalties to owners of sound recordings on either a per-performance fee, based on the number of sound recordings transmitted, or a percentage of revenue associated with the applicable service. Certain of these agreements also require Pandora to pay a per-subscriber minimum amount.
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

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Advertising Costs
Media is expensed when aired and advertising production costs are expensed as incurred.  Advertising production costs include expenses related to marketing and retention activities, including expenses related to direct mail, outbound telemarketing and email communications.  We also incur advertising production costs related to cooperative marketing and promotional events and sponsorships.  During the years ended December 31, 2024, 2023 and 2022, we recorded advertising costs of $374, $421 and $513, respectively.  These costs are reflected in Sales and marketing expense in our audited consolidated statements of operations.
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
Research & Development Costs
Research and development costs are expensed as incurred and primarily include the cost of new product development, chipset design, software development and engineering.  During the years ended December 31, 2024, 2023 and 2022, we recorded research and development costs of $252, $276 and $246, respectively.  These costs are reported as a component of Product and technology expense in our audited consolidated statements of operations.
Recent Accounting Pronouncements
Accounting Standard Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the disclosure requirements related to the new standard.
ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the effect of adopting this new accounting guidance.
ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. In November 2024, the FASB issued ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. We do not expect this update to have a material effect on our consolidated financial statements.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
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
Adoption of the new standard resulted in the recording of additional Equity method investments, Related party current liabilities, Other Long-term liabilities, Deferred tax liabilities and a cumulative effect adjustment to opening retained earnings. The effects of the changes made to our audited consolidated balance sheet as of January 1, 2024 for the adoption of ASU 2023-02 are included in the table below.

	Balance at December 31, 2023	Adjustments Due to ASU 2023-02	Balance at January 1, 2024
Balance Sheet
Equity method investments	$715	$122	$837
Related party current liabilities	$8	$15	$23
Other long-term liabilities	$428	$109	$537
Deferred tax liabilities	$2,414	$(3)	$2,411
Retained earnings	$15,353	$1	$15,354
Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). In November 2023, the FASB issued ASU 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU for the annual period ended December 31, 2024 and the amendments have be applied retrospectively to all prior periods presented in the financial statements by expanding the disclosure of expenses included in our segment measures of profitability. Refer to our segments disclosure in Note 18 for more information.

(3)Net (Loss) Income per Share
Basic net (loss) income per common share is calculated by dividing the (loss) income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the years ended December 31, 2024, 2023 and 2022.
In calculating basic net (loss) income per common share, we used 339 and 347 common shares for the years ended December 31, 2023 and 2022, respectively, which was the weighted average number of shares of Liberty Media's Series A, Series B, and Series C Liberty SiriusXM common stock and Old Sirius's common stock as converted by the Redemption and Merger exchange ratios, respectively, as no SplitCo shares were outstanding during that period. In calculating diluted net (loss) income per common share, we used 362 and 368 of diluted common shares for the years ended December 31, 2023 and 2022, respectively, which was the weighted average number of shares of Liberty Media's Series A, Series B, and Series C Liberty SiriusXM common stock and Old Sirius's common stock adjusted for the impact of dilutive instruments as converted by the Redemption and Merger exchange ratios, respectively, as no SplitCo shares were outstanding during that period.
Common stock equivalents of 47, 37 and 30 for the years ended December 31, 2024, 2023 and 2022, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)

	For the Years Ended December 31,
	2024	2023	2022
Numerator:
Net (loss) income available to common stockholders for basic net (loss) income per common share	$(1,665)	$786	$908
Net (loss) income attributable to noncontrolling interest	(410)	202	210
Total net (loss) income	(2,075)	988	1,118
Effect of assumed conversions of convertible notes, net of tax	—	13	(27)
Net (loss) income available to common stockholders for dilutive net (loss) income per common share	$(2,075)	$1,001	$1,091
Denominator:
Weighted average common shares outstanding for basic net (loss) income per common share	338	339	347
Weighted average impact of assumed convertible and exchangeable notes	—	21	17
Weighted average impact of dilutive equity instruments	—	2	4
Weighted average shares for diluted net (loss) income per common share	338	362	368
Net (loss) income per common share:
Basic	$(6.14)	$2.91	$3.22
Diluted	$(6.14)	$2.77	$2.96

(4)Acquisitions
On May 20, 2022, we completed an acquisition for total cash consideration of $93. We recognized goodwill of $69, indefinite-lived intangible assets of $1 and other assets of $23. The other assets represent acquired content which will be amortized over its estimated useful life to Programming and content in our audited consolidated statements of operations.
On January 12, 2022, we completed an acquisition for total cash consideration of $43. We recognized goodwill of $29, other definite-lived intangible assets of $19 and liabilities of $4.
There were no acquisition related costs recognized for the years ended December 31, 2024 and 2023. Acquisition related costs for the year ended December 31, 2022 was $2.

(5)Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. Due to the variable rate nature of the Credit Facility (including the Incremental Term Loan) and Margin Loan, each as defined in Note 13, we believe that the carrying amount approximated fair value at December 31, 2024 and December 31, 2023. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:
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

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Our assets and liabilities measured at fair value were as follows:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$1	$—	$—	$1	$266	$—	$—	$266
Financial instruments(a)	$60	$—	$—	$60	$53	$—	$—	$53
Debt (b)	$—	$594	$—	$594	$—	$1,262	$—	$1,262
(a)Level 1 financial instrument assets are comprised of our deferred compensation plan assets. Refer to Note 15 for additional discussion.
(b)The fair values of the Exchangeable Notes and Convertible Notes are based on quoted market prices but are not considered to be traded on “active markets,” as defined by GAAP. Refer to Note 13 for additional discussion related to our debt.

Realized and Unrealized Gains (Losses) on Financial Instruments, net
Realized and unrealized gains (losses) on financial instruments, net, are comprised of changes in the fair value of the following and are included in Other income, net, on the audited consolidated statements of operations:

	Years Ended December 31,
	2024	2023	2022
Equity securities	$—	$(15)	$—
Debt measured at fair value (a)	115	(5)	329
Change in fair value of bond hedges	—	(114)	(236)
Other	—	8	(10)
Total	$115	$(126)	$83
(a)We elected to account for the Exchangeable Notes and Convertible Notes using the fair value option. The Exchangeable Notes and the Convertible Notes were the obligations of Sirius XM Holdings. Sirius XM was not an obligor or guarantor of either the Exchangeable Notes of the Convertible Notes. Changes in the fair value of the Exchangeable Notes and Convertible Notes recognized in the audited consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable or convertible. We isolate the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the Exchangeable Notes and Convertible Notes attributable to changes in the instrument specific credit risk was a loss of $27, loss of $6, and gain of $36 for the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022 we recognized $12, $46, and $7, respectively, of previously unrecognized gains related to the retirement of a portion of Liberty Media's 1.375% Cash Convertible Senior Notes due 2023, Liberty Media's 2.125% Exchangeable Senior Debentures due 2048 and our 2.75% Exchangeable Senior Debentures due 2049, which was recognized through Other income, net in the audited consolidated statements of operations. The cumulative change since issuance was a loss of $10 as of December 31, 2024, net of the recognition of previously unrecognized gains and losses.

(6)Impairment, Restructuring and Other Costs
During the year ended December 31, 2024, impairment, restructuring and other costs were $3,453 which consisted of impairment charges of $3,355 primarily related to impairments of goodwill and equity method investments, costs associated with the Transactions of $71, and a charge of $27 associated with severance and other restructuring costs. Refer to Notes 8 and 12 for more information on the goodwill and equity method investment impairment charges, respectively.
During the year ended December 31, 2023, impairment, restructuring and other costs were $92 which consisted of a charge of $34 primarily related to severance and other related costs, costs associated with the Transactions of $26, impairments primarily related to terminated software projects of $15, vacated office space impairments of $12, accrued expenses of $3 for which we will not recognize any future economic benefit, and a cost-method investment impairment of $2. The restructuring and related impairment charges were recorded to Impairment, restructuring and other costs in our audited consolidated statements of operations.
During the year ended December 31, 2022, impairment, restructuring and other costs were $68 which consisted of an impairment of $43 associated with terminated software projects, $16 related to certain vacated office spaces, $5 in connection

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
with furniture and equipment located at the impaired office spaces, and $6 related to personnel severance as well as acquisition related costs of $2, partially offset by $4 from a gain on sale of real estate. The restructuring and related impairment charges were recorded to Impairment, restructuring and other costs in our audited consolidated statements of operations.

(7)Receivables, net
Receivables, net, includes customer accounts receivable, receivables from distributors and other receivables. No single customer accounts for more than ten percent of our total receivables.
Customer accounts receivable, net, includes receivables from our subscribers and advertising customers, including advertising agencies and other customers, and is stated at amounts due, net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon our assessment of various factors.  We consider historical experience, the age of the receivable balances, current economic conditions, industry experience and other factors that may affect the counterparty’s ability to pay.  Bad debt expense is included in Customer service and billing expense in our audited consolidated statements of operations.
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
Receivables, net, consists of the following:

	December 31, 2024	December 31, 2023
Gross customer accounts receivable	$606	$631
Allowance for doubtful accounts	(10)	(15)
Customer accounts receivable, net	$596	$616
Receivables from distributors	56	56
Other receivables	24	37
Total receivables, net	$676	$709

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
In connection with the close of the Transactions our market capitalization sustained a decrease during the third quarter of 2024 and we concluded that, in accordance with ASC 350, a triggering event occurred indicating that a potential impairment exists, which required us to conduct an interim test of the fair value of the goodwill for the Sirius XM and Pandora and Off-platform reporting units. In accordance with ASC 350, we performed a quantitative goodwill impairment test and determined the fair value of our reporting units using a combination of an income approach, employing a discounted cash flow model, and a market approach, employing a guideline public company approach. The discounted cash flow model, which estimates fair value based on the present value of future cash flows, requires us to make various assumptions regarding the timing and amount of these cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The terminal value is estimated using a long-term growth rate, which is based on expected trends and projections. A discount rate is determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
comparable entities. The results of our goodwill impairment test indicated that the estimated fair value of the Pandora reporting unit exceeded its carrying amount, whereas the carrying amount of the Sirius XM reporting unit exceeded its estimated fair value. As a result, we recorded a goodwill impairment charge of $2,819 during 2024 to write down the carrying amount of the Sirius XM goodwill in the Impairment, restructuring and other costs line item in our audited consolidated statements of operations. As of December 31, 2024, the cumulative balance of goodwill impairments recorded was $3,775, $2,819 of which was recognized during 2024 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 of which was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of December 31, 2024, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $11,431 and $959, respectively, and as of December 31, 2023, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $14,250 and $959, respectively. No impairment losses were recorded for goodwill during the years ended December 31, 2023 and 2022.
Refer to the table below for our goodwill activity for the years ended December 31, 2024 and December 31, 2023:

	Sirius XM	Pandora and Off-platform	Total
Balance at January 1, 2023	$14,250	$959	$15,209
Acquisition	—	—	—
Impairment charge	—	—	—
Balance at December 31, 2023	14,250	959	15,209
Acquisition	—	—	—
Impairment	(2,819)	—	(2,819)
Balance at December 31, 2024	$11,431	$959	$12,390

(9)Intangible Assets
Our intangible assets include the following:

		December 31, 2024			December 31, 2023
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Recorded to Sirius XM Reporting Unit:
Indefinite life intangible assets:
FCC licenses	Indefinite	$8,610	$—	$8,610	$8,600	$—	$8,600
Trademarks	Indefinite	930	—	930	930	—	930
Definite life intangible assets:
Customer relationships	15 years	570	(456)	114	570	(418)	152
OEM relationships	15 years	220	(164)	56	220	(149)	71
Licensing agreements	15 years	285	(245)	40	285	(228)	57
Software and technology	7 years	28	(23)	5	28	(22)	6
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(331)	111	442	(279)	163
Software and technology	5 years	391	(380)	11	391	(372)	19
Total intangible assets		$11,788	$(1,599)	$10,189	$11,778	$(1,468)	$10,310

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As a result of the Sirius XM goodwill impairment discussed in Note 8, we evaluated our FCC licenses, Sirius XM trademark, and Pandora trademark for impairment using a quantitative assessment during the quarter ended September 30, 2024. The results of the assessment indicated that the estimated fair values for these indefinite-lived assets exceeded their carrying values and no impairment loss was recognized for intangible assets with indefinite lives during the years ended December 31, 2024, 2023 and 2022.
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
Amortization expense for all definite life intangible assets was $133, $199 and $212 for the years ended December 31, 2024, 2023 and 2022, respectively. There were no retirements or impairments of definite lived intangible assets during the year ended December 31, 2024. There were retirements of definite lived intangible assets of $44 and we recognized a related impairment loss of $1 during year ended December 31, 2023. There were no retirements or impairments of definite lived intangible assets during the year ended December 31, 2022.
The expected amortization expense for each of the fiscal years 2025 through 2029 and for periods thereafter is as follows:

Years ending December 31,	Amount
2025	$124
2026	123
2027	75
2028	15
2029	—
Thereafter	—
Total definite life intangible assets, net	$337

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(10)Property and Equipment
Property and equipment, including satellites, are stated at cost, less accumulated depreciation. Equipment under leases is stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the following estimated useful life of the asset:

Satellite system	15	years
Capitalized software and hardware	2	-	7 years
Other (a)	3	-	30 years
(a)     Includes leasehold improvements which are depreciated over the lesser of useful life or remaining lease term.
We review long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount exceeds the fair value of the asset. During the year ended December 31, 2024, we retired property and equipment of $25, and recorded related impairment charges of $1 primarily related to terminated software projects. During the year ended December 31, 2023, we retired property and equipment of $289 primarily related to the retirement of our XM-4 satellite and recorded related impairment charges of $14 primarily related to terminated software projects. During the year ended December 31, 2022, we recorded impairment charges of $48 related to the write off of terminated software projects and fixed assets in connection with furniture and equipment located at impaired office spaces. Refer to the Note 6 for more information.

Property and equipment, net, consists of the following:

	December 31, 2024	December 31, 2023
Satellite system	$1,598	$1,598
Capitalized software and hardware	2,429	2,178
Construction in progress	988	538
Other	718	627
Total property and equipment	5,733	4,941
Accumulated depreciation	(3,624)	(3,150)
Property and equipment, net	$2,109	$1,791
Construction in progress consists of the following:

	December 31, 2024	December 31, 2023
Satellite system	$751	$490
Capitalized software and hardware	197	17
Other	40	31
Construction in progress	$988	$538
Depreciation and amortization expense on property and equipment was $445, $425 and $399 for the years ended December 31, 2024, 2023 and 2022, respectively. In addition to the property and equipment impaired above, we sold real estate during the year ended December 31, 2022 for net proceeds of $15 resulting in a gain of $4 which has been recorded to Impairment, restructuring and acquisition costs line item in our audited consolidated statements of operations.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $27, $16 and $5 for the years ended December 31, 2024, 2023 and 2022, respectively, which related to the

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
construction of our SXM-9, SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $28, $18 and $16 for the years ended December 31, 2024, 2023 and 2022, respectively.
Satellites
As of December 31, 2024, we operated a fleet of five satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of December 31, 2024:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2030
XM-3	2005	2020	2026
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
On December 5, 2024, our SXM-9 satellite was successfully launched and has completed in-orbit testing. Our SXM-9 satellite will replace our SXM-8 satellite in the XM constellation, with SXM-8 becoming an in-orbit spare.
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
During the years ended December 31, 2024, 2023 and 2022, we ceased using certain leased locations and recorded an impairment charge of $8, $12 and $16, respectively, to write down the carrying value of the right-of-use assets for these locations to their estimated fair values. Refer to Note 5 for additional information.
The components of lease expense were as follows:

	For the Years Ended December 31,
	2024	2023
Operating lease cost	$61	$61
Finance lease cost	6	5
Sublease income	(3)	(3)
Total lease cost	$64	$63

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62	$77
Financing cash flows from finance leases	$5	$5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16	$16
Supplemental balance sheet information related to leases was as follows:

	December 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$277	$279

Operating lease current liabilities	48	46
Operating lease liabilities	291	292
Total operating lease liabilities	$339	$338

	December 31, 2024	December 31, 2023
Finance Leases
Property and equipment, gross	$35	$33
Accumulated depreciation	(19)	(12)
Property and equipment, net	$16	$21

Current maturities of debt	$6	$5
Long-term debt	5	10
Total finance lease liabilities	$11	$15

	December 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term
Operating leases	8 years	7 years
Finance leases	2 years	3 years

	December 31, 2024	December 31, 2023
Weighted Average Discount Rate
Operating leases	5.2%	5.2%
Finance leases	2.4%	2.3%

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2025	$63	$5
2026	67	5
2027	63	1
2028	55	—
2029	53	—
Thereafter	115	—
Total future minimum lease payments	416	11
Less imputed interest	(77)	—
Total	$339	$11

(12)Related Party Transactions
In the normal course of business, we enter into transactions with our equity method investments (tax equity investments, Sirius XM Canada and SoundCloud) and our Former Parent which are considered related party transactions.
Tax Equity Investments
We have entered into certain tax-effective clean energy technology investments. We invested $244 and $50 during the years ended December 31, 2024 and 2023, respectively, in these clean energy projects. As of January 1, 2024, we adopted ASU 2023-02 using the modified retrospective approach and have accounted for these investments using the proportional amortization method. The unamortized investment balance as of December 31, 2024 was $881 and was recorded to Equity method investments in our audited consolidated balance sheets. Under the proportional amortization method, the investment balance will be amortized over the term of the investments based on the current period income tax benefits as a proportion to the total expected income tax benefits. We also recorded liabilities of $735 related to future contractual payments and contingent payments which we determined to be probable, of which $88 is recorded in Related party current liabilities and the balance is recorded in Other long-term liabilities in our audited consolidated balance sheets.

Sirius XM Canada
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, a privately held corporation. We own 591 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share.
Sirius XM Canada is accounted for as an equity method investment, and its results are not consolidated in our audited consolidated financial statements. Sirius XM Canada does not meet the requirements for consolidation as we do not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.
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
During the year ended December 31, 2024, we evaluated our investment in Sirius XM Canada for impairment and determined that the carrying value of our equity method investment exceeded its fair value. We performed a quantitative impairment test and determined the fair value of our investment using a combination of an income approach, employing a discounted cash flow model, and a market approach, employing a guideline public company approach. The discounted cash flow model relies on making assumptions, such as expected growth in profitability and discount rate, which we believe are appropriate. As a result, we recorded an impairment of our equity method investment in Sirius XM Canada of $500. This loss

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
from impairment was included in Impairment, restructuring and other costs within our audited consolidated statement of operations for the year ended December 31, 2024.
Our Equity method investments as of December 31, 2024 and December 31, 2023 included the carrying value of our investment balance in Sirius XM Canada of $89 and $604, respectively, and, as of each of December 31, 2024 and December 31, 2023, also included $7 and $8, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.
We recorded revenue from Sirius XM Canada as Other revenue in our audited consolidated statements of operations of $99, $104 and $111 during the years ended December 31, 2024, 2023 and 2022, respectively.

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
Our investment in SoundCloud is recorded in Equity method investments in our audited consolidated balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's ten-member board of managers.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the US and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $59, $54 and $55 for the years ended December 31, 2024, 2023 and 2022, respectively. We also had related party liabilities of $20 as of each of December 31, 2024 and December 31, 2023, related to this agreement.
Former Parent
Liberty Media has one of its advisors and one of its directors on our board of directors.  Gregory B. Maffei, an advisor to Liberty Media, is the Chairman of our board of directors. Sirius XM Holdings Inc. is the product of a series of transactions that closed on Monday, September 9, 2024 with its Former Parent. Refer to Note 1 for additional information regarding the Transactions. In connection with the Transactions, we entered into several agreements with Liberty Media and its subsidiaries, including a Reorganization Agreement, an Agreement and Plan of Merger and a new Tax Sharing Agreement. Refer to Note 17 for more information regarding the Tax Sharing Agreement.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(13)Debt
Our debt as of December 31, 2024 and December 31, 2023 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	December 31, 2024	December 31, 2024	December 31, 2023
Sirius XM Holdings notes and loans:
Sirius XM Holdings(b)	March 2023	3.75% Convertible Senior Notes	March 15, 2028	Semi-annually in arrears on March 15 and September 15	$575	$594	$688
Sirius XM Holdings(b)	November 2019	2.75% Exchangeable Senior Debentures	December 1, 2049	quarterly in arrears on March 1, June 1, September 1, and December 1	—	—	574
Sirius XM Holdings	Various	Margin Loan	Various	n/a	—	—	695
Sirius XM notes and loans:
Sirius XM(c)	April 2022	Incremental Term Loan	April 11, 2024	variable fee paid monthly	—	—	500
Sirius XM(c)	September 2024	Incremental Term Loan	September 9, 2027	variable fee paid quarterly	1,086	1,086	—
Sirius XM	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	August 31, 2026	variable fee paid quarterly	—	—	—
Sirius XM(c)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	996	994
Sirius XM(c)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,495	1,494
Sirius XM(c)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,988	1,985
Sirius XM(c)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,243	1,241
Sirius XM(c)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,490	1,488
Sirius XM(c)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,488	1,487
Sirius XM	Various	Finance leases	Various	n/a	n/a	11	15
Total debt						10,391	11,161
Less: total current maturities						61	1,079
Less: total deferred financing costs, net						16	9
Total long-term debt						$10,314	$10,073
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount except for the debt measured at fair value noted in (b) below.
(b)Measured at fair value.
(c)On September 3, 2024, Sirius XM added a parent guarantee from Sirius XM Inc. to each series of Sirius XM notes in connection with the conversion of Sirius XM into a Delaware limited liability company. All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed the Incremental Term Loan and these notes.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Sirius XM Holdings notes and loans:
3.75% Convertible Senior Notes due 2028
On March 10, 2023, Liberty Media issued $575 aggregate principal amount of its 3.75% convertible notes due 2028 (the “Convertible Notes”). In connection with the Transactions, we assumed all of the obligations of Liberty Media under the indenture governing the Convertible Notes and the Convertible Notes. The Convertible Notes accrue interest at a rate of 3.75% per annum and mature on March 15, 2028. As of December 31, 2024, the conversion rate for the Convertible Notes was 29.9941 shares (not in millions) of our common stock per $1,000 principal amount (not in millions) of Convertible Notes, equivalent to a conversion price of approximately $33.34 per share of our common stock (not in millions).
Holders of the Convertible Notes may convert their Convertible Notes, in integral multiples of $1,000 principal amount, at their option, under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the conversion price of the Convertible Notes on the last day of such preceding calendar quarter; (ii) during the five business-day period after any five consecutive trading-day period (the “Measurement Period”), in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate for the Convertible Notes on each such trading day; (iii) if the Company calls the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events described in the Convertible Notes Indenture. In addition, holders may convert their Convertible Notes at their option at any time on or after December 15, 2027 and ending on the close of business on the second scheduled trading day immediately preceding the stated maturity date for the Convertible Notes, without regard to the foregoing circumstances. Upon a conversion of the Convertible Notes, we may elect to pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of our common stock. We elected to account for the Convertible Notes using the fair value option. See Note 5 for information related to unrealized gains (losses) on debt measured at fair value.
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
Pursuant to the terms of the indenture governing the Exchangeable Notes and as a result of the Transactions, certain holders of the Exchangeable Notes exercised their right to require us to repurchase their Exchangeable Notes. During the three months ended December 31, 2024, we repurchased or redeemed the remaining $604 original principal amount ($585 adjusted principal amount) of Exchangeable Notes with cash for an aggregate purchase price of $589. We elected to account for the Exchangeable Notes using the fair value option. See Note 5 for information related to unrealized gains (losses) on debt measured at fair value. As a result of the repurchases and redemption, we recognized a gain on extinguishment of $12 in our audited consolidated statements of operations.
Margin Loan
In February 2021, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of SplitCo which merged with and into SplitCo following the Transactions, borrowed $125 pursuant to an amendment to its margin loan agreement secured by shares of our common stock (the “Margin Loan”) that was comprised of an $875 term loan and an $875 revolving line of credit. The term loan and any drawn portion of the revolver carried an interest rate of the London Inter-Bank Offer Rate plus 2.00% with the undrawn portion carrying a fee of 0.50%. In March 2023, Siri MarginCo amended the Margin Loan, increasing the revolving line of credit to $1,075, extending the maturity to March 2026 and changing the interest rate to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. During the year ended December 31, 2024, Siri MarginCo repaid all of the $695 of borrowings outstanding under the term loan.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Sirius XM notes and loans:
The Credit Facility
In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and by Sirius XM Inc. and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries. From and after July 1, 2023, Sirius XM's borrowings are based on the SOFR plus an applicable rate based on its debt to operating cash flow ratio. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis. The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of December 31, 2024. All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our audited consolidated balance sheets due to the long-term maturity of this debt.
In April 2022, Sirius XM entered into an amendment to the Credit Facility to incorporate an Incremental Term Loan borrowing of $500. Interest on the Incremental Term Loan borrowing was based on the SOFR plus an applicable rate. On April 11, 2024, the Incremental Term Loan matured and was retired with cash for 100% the principal amount plus accrued and unpaid interest to the date of maturity.
On January 26, 2024, Sirius XM entered into an amendment to the Credit Facility to, among other things, incorporate a $1,100 delayed draw incremental term loan. Subject to the conditions described in the amendment, the delayed draw incremental term loan was available to be drawn by Sirius XM in up to three separate drawings until December 31, 2024. Once drawn, interest on the delayed draw incremental term loan is based on SOFR plus an applicable rate. On September 3, 2024, Sirius XM entered into a technical amendment to the Credit Facility to add a parent guarantee from Sirius XM Inc. to the Credit Facility in connection with the conversion of Sirius XM into a Delaware limited liability company. As of December 31, 2024, there was no outstanding balance under the Credit Facility and the outstanding amount under the incremental term loan was $1,086.
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
Fair Value of Debt
The fair values, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM’s debt securities, not reported at fair value, whose carrying value does not approximate fair value, are as follows:

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)

	December 31, 2024	December 31, 2023
Sirius XM 3.125% Senior Notes due 2026	$960	$932
Sirius XM 5.0% Senior Notes due 2027	$1,459	$1,444
Sirius XM 4.0% Senior Notes due 2028	$1,843	$1,827
Sirius XM 5.50% Senior Notes due 2029	$1,198	$1,202
Sirius XM 4.125% Senior Notes due 2030	$1,311	$1,326
Sirius XM 3.875% Senior Notes due 2031	$1,258	$1,277

(14)Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 900 shares of common stock. There were 339 and zero shares of common stock issued and outstanding on December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, there were 30 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Transactions with Former Parent, net
An intergroup interest represents a quasi-equity interest which is not represented by outstanding shares of common stock; rather, one of the Former Parent’s tracking stock groups has an attributed interest in another of the Former Parent’s tracking stock groups, which is generally stated in terms of a number of shares of such tracking stock. Through prior year transactions with the Former Parent, intergroup interests in other tracking stock groups were established.
As of December 31, 2021, approximately 5.3 notional shares represented an 2.2% intergroup interest in the Formula One Group held by the Liberty SiriusXM Group and approximately 2.3 notional shares represented a 3.7% intergroup interest in the Braves Group held by the Liberty SiriusXM Group.
Liberty Media assumed that the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Formula One Group would be comprised of Series A Liberty Formula One common stock and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock. Therefore, the market prices of Series A Liberty Formula One and Series A Liberty Braves common stock were used for the mark-to-market adjustment for the intergroup interests held by Liberty SiriusXM Group, included in Other income, net in the audited consolidated statements of operations.
As of December 31, 2022, approximately 1.8 notional shares represented a 2.9% intergroup interest in the Liberty Braves Group previously held by SplitCo and approximately 4.2 notional shares represented a 1.7% intergroup interest in the Liberty Formula One Group ("Formula One Group") previously held by the SplitCo.
During September 2022, the Formula One Group and the Braves Group paid approximately $64 and $14, respectively, to the Liberty SiriusXM Group to settle a portion of the intergroup interests in the Formula One Group and Braves Group held by the Liberty SiriusXM Group, as a result of the repurchase of a portion of the Convertible Notes, as described in Note 13. During March 2023, the Formula One Group paid approximately $202 to SplitCo to settle a portion of the intergroup interest in the Formula One Group held by SplitCo, as a result of the repurchase of a portion of Liberty Media's 1.375% Cash Convertible Senior Notes due 2023. On July 12, 2023, the Formula One Group paid approximately $71 to SplitCo to settle and extinguish the remaining intergroup interest in the Formula One Group held by SplitCo.
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
Purchases of Common Stock of Former Parent
There were no repurchases of Liberty SiriusXM common stock during the years ended December 31, 2024 and 2023.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
During the year ended December 31, 2022, Liberty Media repurchased 3.5 shares of Series A Liberty SiriusXM common stock for aggregate cash consideration of $161 and 4.5 shares of Series C Liberty SiriusXM common stock for aggregate cash consideration of $197 under the authorized repurchase program.
Cash Distributions to Parent
During the years ended December 31, 2024, 2023 and 2022, we paid cash distributions of $—, $3 and $685, respectively, to the Former Parent.
Sirius XM Holdings equity activity
All share and per share amounts have been adjusted to reflect the conversion of Old Sirius shares into SplitCo common stock on a one-for-ten basis.
Quarterly Dividends
During the year ended December 31, 2024 and 2023, our board of directors declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
2024 dividends
January 24, 2024	$0.266	February 9, 2024	$102	February 23, 2024
April 24, 2024	$0.266	May 10, 2024	$103	May 29, 2024
July 24, 2024	$0.266	August, 9, 2024	$103	August 26, 2024
October 22, 2024	$0.270	November 5, 2024	$92	November 21, 2024

2023 dividends
January 25, 2023	$0.242	February 9, 2023	$94	February 24, 2023
April 19, 2023	$0.242	May 5, 2023	$94	May 24, 2023
July 26, 2023	$0.242	August 8, 2023	$93	August 30, 2023
October 25, 2023	$0.266	November 7, 2023	$102	November 29, 2023
(1)During the years ended December 31, 2024 and 2023, we paid dividends of $143 and $65, respectively, to noncontrolling interests.
Stock Repurchase Program
As of December 31, 2024, our board of directors approved for repurchase an aggregate of $1,166 of our common stock.  The board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions.
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
Following the closing of the Transactions, on September 9, 2024, our board of directors authorized for repurchase an aggregate of $1,166 of our common stock. As of December 31, 2024, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 301 thousand shares for $7, and $1,160 remained available for additional repurchases under our existing stock repurchase program authorization.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
The following table summarizes our total share repurchase activity for the years ended:

	December 31, 2024		December 31, 2023		December 31, 2022
Share Repurchase Type	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount
Open Market Repurchases(a)	301	$7	6,938	$274	10,279	$640
(a)As of December 31, 2024, $1 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our audited consolidated balance sheets and audited consolidated statement of equity.
(15)Benefit Plans

Included in the accompanying audited consolidated statements of operations are the following amounts of share-based compensation expense:

	For the Years Ended December 31,
	2024	2023	2022
Cost of services:
Programming and content	$36	$34	$34
Customer service and billing	5	5	6
Transmission	5	6	6
Sales and marketing	45	45	52
Product and technology	44	46	39
General and administrative	65	67	72
	$200	$203	$209
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
Fair value as determined using the Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility, expected dividend yield and risk-free interest rates. For the years ended December 31, 2024, 2023 and 2022, we estimated the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist for non-employees, contractual terms are used. Dividend yield is based on the current expected annual dividend per share and our stock price. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
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
At the time of the Split-Off, outstanding stock options to purchase shares of SplitCo common stock were accelerated and became fully vested and exchanged into stock options to purchase shares of our common stock adjusted based on the exchange ratio identified in the Liberty Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “SplitCo Award Exchange Ratio”). The RSAs and RSUs with respect to shares of SplitCo common stock accelerated, became fully vested, and are treated as outstanding shares of our common stock and as such were exchanged into shares of our common stock based on the SplitCo Award Exchange Ratio. Following the Split-Off, a portion of the outstanding stock options to purchase shares of our common stock are to be settled in cash as the underlying shares were not registered, and therefore these awards were classified as liability awards and will be remeasured at each reporting date. As of December 31, 2024, we recognized a liability of $2 related to these awards.
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

	Options (000's)	WAEP	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding at January 1, 2024	5	$34.78
Exercised	(1)	$30.98
Forfeited/Cancelled	—	$—
Transfer to Sirius XM Holdings (1)	(4)	$35.56
Outstanding at December 31, 2024	—
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

As of December 31, 2024, we reserved 4.1 shares of our common stock for issuance under exercise privileges of outstanding stock options previously granted by Liberty Media.

Sirius XM Holdings Awards
2024 Long-Term Stock Incentive Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. 2024 Long-Term Stock Incentive Plan (the “2024 Plan”). Employees, consultants and non-employee members of Sirius XM Holdings’ board of directors are eligible to receive awards under the 2024 Plan. The 2024 Plan provides for the grant of stock options, stock appreciation rights (“SARs”), RSAs, RSUs and other stock-based awards that the compensation committee (the “Compensation Committee”) of our board of directors deems appropriate. Stock-based awards granted under the 2024 Plan are generally subject to a graded vesting requirement. Stock options generally expire ten years from the date of grant. RSUs include performance-based RSUs (“PRSUs”), the vesting of which are subject to the achievement of performance goals

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
and the employee’s continued employment. Each RSU entitles the holder to receive one share of common stock upon vesting. As of December 31, 2024, 35 shares of our common stock were available for future grants under the 2024 Plan.
Transitional Stock Adjustment Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). Current and former employees and consultants of Liberty Media or a former direct or indirect subsidiary of Liberty Media, any successor of any such former subsidiary, and the parent company (directly or indirectly) of any such former subsidiary or successor (collectively, a “Qualifying Subsidiary”) or a member of the board of directors of Liberty Media or a Qualifying Subsidiary and in each case, who, as of September 9, 2024, (a) held an outstanding option of any series of Liberty Media’s Liberty SiriusXM common stock (a “Liberty Media SiriusXM Option Award”) pursuant to (i) the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015), as amended, (ii) the Liberty Media Corporation 2013 Nonemployee Director Plan (Amended and Restated as of December 17, 2015), as amended, (iii) the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended, (iv) the Liberty Media Corporation 2022 Omnibus Incentive Plan, as amended, and/or (v) any other stock option or incentive plan adopted or assumed by Liberty Media (each, a “Liberty Media Incentive Plan”) and (b) received an option under the Transitional Plan in accordance with the terms of the Reorganization Agreement were eligible to receive awards under the Transitional Plan. The Transitional Plan provided for the grant of stock options. Stock options were subject to all the terms and conditions of the applicable Liberty Media Incentive Plan and associated instrument under which the corresponding Liberty Media SiriusXM Option Award was made. As of December 31, 2024, 3 shares of our common stock were reserved for issuance in connection with outstanding stock based awards in connection with the Transitional Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees under the Sirius XM Awards:

	For the Years Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.4%	4.0%	2.0%
Expected life of options — years	3.76	3.80	3.40
Expected stock price volatility	40%	32%	31%
Expected dividend yield	2.8%	2.0%	1.3%

The following table summarizes stock option activity under our share-based plans for the years ended December 31, 2024:

	Options	WAEP	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	12	$56.02
Granted	3	$41.95
Exercised	—	$33.57
Forfeited, cancelled or expired	(1)	$49.89
Transfer in from SplitCo (1)	4	$35.56
Outstanding as of December 31, 2024	18	$49.69	4.38	$—
Exercisable as of December 31, 2024	14	$50.60	3.44	$—

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(1)As discussed above, outstanding stock options to purchase shares of SplitCo common stock were accelerated and became fully vested and exchanged into stock options to purchase shares of our common stock adjusted based on the SplitCo Award Exchange Ratio under the Transitional Plan.
The weighted average GDFV per stock option granted during the years ended December 31, 2024, 2023 and 2022 was $12.31, $1.23 and $1.48, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $1, $15 and $77, respectively.  During the years ended December 31, 2024, 2023 and 2022, the number of net settled shares issued as a result of stock option exercises was less than 1, 2 and 8, respectively.
The following table summarizes the RSUs, including PRSUs, activity under our share-based plans for the years ended December 31, 2024:

	Shares	GDFV Per Share
Nonvested as of January 1, 2024	9	$55.91
Granted	7	$33.21
Vested	(3)	$56.69
Forfeited	(1)	$52.59
Nonvested as of December 31, 2024	12	$42.33
The total intrinsic value of RSUs, including PRSUs, vesting during the years ended December 31, 2024, 2023 and 2022 was $113, $147 and $207, respectively. During the years ended December 31, 2024, 2023 and 2022 , the number of net settled shares issued as a result of RSUs vesting totaled 2, 19 and 19, respectively. During the years ended December 31, 2024, 2023 and 2022, we granted 1, 4 and 6, respectively, PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the years ended December 31, 2024, 2023 and 2022, we granted less than 1, 1 and 4, respectively, RSUs, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the years ended December 31, 2024.
Total unrecognized compensation costs related to unvested share-based payment awards for our stock options and RSUs, including PRSUs, granted to employees, members of our board of directors and third parties at December 31, 2024 and December 31, 2023 was $402 and $423, respectively.  The total unrecognized compensation costs at December 31, 2024 are expected to be recognized over a weighted-average period of 2.6 years.
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
We recognized expenses of $20, $20 and $19 for the years ended December 31, 2024, 2023 and 2022, respectively, in connection with the Sirius XM Plan.
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

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Contributions to the DCP, net of withdrawals, for the years ended December 31, 2024, 2023 and 2022, were $(1), $(3) and $(1), respectively. As of December 31, 2024 and December 31, 2023, the fair value of the investments held in the trust were $60 and $53, respectively, which is included in Other long-term assets in our audited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our audited consolidated statements of operations.  The associated liability is recorded within Other long-term liabilities in our audited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our audited consolidated statements of operations.  We recorded gains (losses) on investments held in the trust of $6, $7 and $(10) for the years ended December 31, 2024, 2023 and 2022, respectively.

(16)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total
Debt obligations	$61	$1,059	$2,477	$2,575	$1,250	$3,000	$10,422
Cash interest payments	469	462	410	280	189	178	1,988
Satellite and transmission	228	117	42	1	1	3	392
Programming and content	408	269	173	88	43	20	1,001
Sales and marketing	42	27	10	2	2	—	83
Satellite incentive payments	8	3	3	3	2	10	29
Operating lease obligations	58	55	50	42	37	37	279
Royalties, minimum guarantees and other	669	692	351	291	199	77	2,279
Total (1)	$1,943	$2,684	$3,516	$3,282	$1,723	$3,325	$16,473
(1)The table does not include our reserve for uncertain tax positions, which at December 31, 2024 totaled $76.
Debt obligations.    Debt obligations include principal payments on outstanding debt and finance lease obligations.
Cash interest payments.    Cash interest payments include interest due on outstanding debt and finance lease payments through maturity.
Satellite and transmission.    We have entered into agreements for the design, construction, launch and insurance of three additional satellites SXM-10, SXM-11 and SXM-12. We also have entered into agreements with third parties to operate and maintain satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks.
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
Operating lease obligations.    We have entered into both cancelable and non-cancelable operating leases for office space, terrestrial repeaters, data centers and equipment. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
certain leases have options to renew. Total rent recognized in connection with leases for the years ended December 31, 2024, 2023 and 2022 was $63, $64 and $68, respectively.
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of December 31, 2024, we had future fixed commitments related to music royalty and podcast agreements of $837, of which $311 will be paid in 2025 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasts, considers factors such as listening hours, downloads, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
We have entered into certain tax equity investments in which we expect to make future contributions. These future contributions are expected to be made over the remaining respective terms of the investments and totaled $735 as of December 31, 2024, of which $88 is expected to be paid in 2025 and the remainder thereafter.
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

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
The Petition claims to be brought under certain provisions of New York law that authorize the NY AG to initiate special proceedings seeking injunctive and other equitable relief in cases of persistent business fraud or illegality. The Petition seeks: a permanent injunction against violating provisions of New York law and ROSCA arising out of the alleged deceptive practices associated with Sirius XM's subscription cancellation procedures; an accounting of each consumer who cancelled, or sought to cancel, a satellite radio subscription, including the duration of the cancel interaction and the funds collected from such consumers after that interaction; monetary restitution and damages to aggrieved consumers; disgorgement of all profits resulting from the alleged improper acts; civil penalties; and the NY AG’s costs. Sirius XM filed an Answer to the Petition and cross moved for summary judgment with respect to various claims asserted in the Petition.

In November 2024, a New York Court granted Sirius XM summary judgment on all but one of the NY AG's claims. The New York Court did find that Sirius XM's cancellation practices violated the “simple mechanism requirement” for subscription cancellations contained in ROSCA. As a result of the Court's findings, Sirius XM now permits New York residents who purchase a subscription online to also cancel that subscription online, a cancellation mechanism that is at least as easy to use as the method the consumer used to initiate the subscription. The NY AG has filed a notice of appeal relating to the four counts in the Petition that the Court granted Sirius XM summary judgment with respect to. Sirius XM has also filed a notice of appeal relating to the one count in the Petition, the violation of ROSCA, that the Court granted the State of New York summary judgment with respect to.

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
•On June 5, 2023, Christopher Carovillano and Steven Brandt, individually, as private attorneys general, and on behalf of all other U.S. persons similarly situated (excluding persons in the states of California, New Jersey and Washington), filed a class action complaint against Sirius XM in the United States District Court for the Southern District of New York. On February 6, 2024, the Court issued an Order denying Sirius XM’s Motion to Dismiss and Sirius XM filed an Answer to the complaint on February 20, 2024. On May 24, 2024, Sirius XM filed a Motion for Partial Summary Judgement and to Strike Class Allegations. On July 18, 2024, the Court issued an Opinion and Order granting Sirius XM's motion for partial summary judgement and striking the plaintiffs' class allegations. Sirius XM has filed another motion for summary judgment as to plaintiff's remaining individual claims.
•On June 1, 2024, Elenamarie Burns, Jacqueline Gardner, and Lynne Silver filed a petition on behalf of 7,628 individuals in the Commercial Division of the Supreme Court of New York, County of New York, seeking to compel Sirius XM to arbitrate and advance the payment of American Arbitration Association (the "AAA") arbitration fees in

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
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

Other Matters.  In the ordinary course of business, Sirius XM Holdings, Sirius XM and its subsidiaries, such as Pandora, are defendants in various other lawsuits, mass arbitration and individual arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of purported patents, trademarks, copyrights or other intellectual property. None of these other matters, in our opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

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
We have historically filed a consolidated federal income tax return for all of our wholly owned subsidiaries, including Sirius XM and Pandora. On February 1, 2021, we entered into a tax sharing agreement with Liberty Media governing the allocation of consolidated U.S. income tax liabilities and setting forth agreements with respect to other tax matters. The tax sharing agreement contained provisions that we believed were customary for tax sharing agreements between members of a consolidated group. On November 3, 2021, Liberty Media informed us that it beneficially owned over 80% of the outstanding shares of our common stock, as a result of this, we were included in the consolidated tax return of Liberty Media beginning November 4, 2021. In connection with the closing of the Transactions, on September 9, 2024, this existing Tax Agreement with Liberty Media was terminated, when Liberty Media completed the Split-Off and ceased to own any shares of our common stock. As a result, we ceased to be a member of Liberty Media’s consolidate tax group beginning on September 9, 2024 and ceased to file a consolidated tax return with Liberty Media on such date.
In connection with the Transactions, we entered into a new Tax Sharing Agreement with Liberty Media. The Tax Sharing Agreement generally allocates taxes, tax benefits, tax items, and tax-related losses between Liberty Media and us in a manner consistent with the tax sharing policies of Liberty Media in effect prior to the Split-Off, with taxes, tax benefits and tax items attributable to the assets, liabilities and activities attributed to the Liberty Formula One Group and the Liberty Live Group being allocated to Liberty Media, and taxes, tax benefits and tax items attributable to the assets, liabilities and activities attributed to the Liberty SiriusXM Group being allocated to us. In addition, the Tax Sharing Agreement includes additional

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
provisions related to the manner in which any taxes or tax-related losses arising from the Split-Off will be allocated between the parties and provides restrictive covenants intended to preserve the generally tax-free treatment of the Transactions. The failure by a party to comply with its restrictive covenants may change the general allocation of taxes, tax benefits and tax items between the parties related to the Transactions. The parties have agreed to indemnify each other for taxes and losses allocated to them under the Tax Sharing Agreement and for taxes and losses arising from a breach by them of their respective covenants and obligations under the Tax Sharing Agreement. The Tax Sharing Agreement also includes provisions addressing the filing of tax returns, control of tax audits, cooperation on tax matters, retention of tax records, indemnification, and other tax matters.
For the period January 1, 2024 through September 9, 2024, our current tax expense is the amount of tax payable on the basis of a hypothetical, current-year separate return. We provided deferred taxes on temporary differences and on any carryforwards that we could claim on our hypothetical and actual returns and assess the need for a valuation allowance on the basis of our projected separate return results. Any difference between the tax expense (or benefit) allocated to us under the short year one separate return method and payments to be made for (or received from) Liberty Media for tax expense are treated as either dividends or capital contributions. Subsequent to September 9, 2024 and as a result of the Split-Off, our current tax expense represents taxes attributable to the business carried on by us on a standalone basis.

Income tax expense consisted of the following:

	For the Years Ended December 31,
	2024	2023	2022
Current taxes:
Federal	$297	$205	$80
State	72	57	48
Foreign	2	—	—
Total current taxes expense	371	262	128
Deferred taxes:
Federal	(165)	(30)	203
State	4	(10)	37
Total deferred taxes (benefit) expense	(161)	(40)	240
Total income tax expense	$210	$222	$368
The following table presents a reconciliation of the U.S. federal statutory tax rate and our effective tax rate:

	For the Years Ended December 31,
	2024	2023	2022
Federal tax expense, at statutory rate	21.0%	21.0%	21.0%
State income tax expense, net of federal benefit	4.0%	4.9%	4.2%
Tax equity Investments, Inclusive of Tax Equity Credit	1.9%	(1.5)%	—%
R&D Tax Credits	1.9%	(8.3)%	(1.7)%
Change in valuation allowance	(0.3)%	(2.1)%	2.3%
Share-based compensation	(1.3)%	1.8%	(1.0)%
Impact of nondeductible compensation	(0.4)%	1.0%	1.0%
Goodwill impairment	(37.8)%	—%	—%
Uncertain tax positions	(0.3)%	0.6%	(0.8)%
Convertible Notes	1.3%	2.7%	(0.5)%
Intergroup interests	—%	(1.2)%	0.3%
Other, net	(1.3)%	(0.6)%	—%
Effective tax rate	(11.3)%	18.3%	24.8%
Our effective tax rate of (11.3)% for the year ended December 31, 2024 was primarily driven by federal and state income tax expense, offset by the nondeductible impairment of goodwill. Our effective tax rate of 18.3% for the year ended

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
December 31, 2023 was primarily driven by federal and state income tax expense, partially offset by the benefits related to research and development and certain other credits, as well as a release in state valuation allowance. Our effective tax rate of 24.8% for the year ended December 31, 2022 was primarily driven by federal and state income tax expense as well as changes in state valuation allowance, partially offset by a benefit related to research and development and certain other credits.
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
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, shown before jurisdictional netting, are presented below:

	For the Years Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards and tax credits	$321	$368
Other accrued liabilities	44	89
Accrued stock compensation	53	56
Deferred revenue	46	42
Investments	102	—
Other future deductible amounts	117	127
Total deferred tax assets	683	682
Deferred tax liabilities:
Intangible assets	(2,550)	(2,576)
Fixed assets	(124)	(233)
Debt	(3)	(15)
Investments	—	(29)
Total deferred tax liabilities	(2,677)	(2,853)
Net deferred tax liabilities before valuation allowance	(1,994)	(2,171)
Valuation allowance	(93)	(88)
Total net deferred tax liability	$(2,087)	$(2,259)
Net operating loss carryforwards and tax credits decreased as a result of the utilization of net operating losses related to current year taxable income. For the years ended December 31, 2024 and 2023, we recorded $183 and $76 for state and federal tax credits, respectively. As of December 31, 2024, our gross federal net operating loss carryforwards were approximately $199 which are subject to Section 382 limitations.
As of December 31, 2024 and 2023, we had a valuation allowance related to deferred tax assets of $93 and $88, respectively, which were not likely to be realized due to the timing of certain state net operating loss limitations. During the year ended December 31, 2024, our valuation allowance increased primarily as a result of the impact of a decrease in forecasted earnings, resulting in lower projected utilization of net operating losses.
ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
have full knowledge of all relevant information.  A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.  If the tax position is not more likely than not to be sustained, the gross amount of the unrecognized tax position will not be recorded in the financial statements but will be shown in tabular format within the uncertain income tax positions. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs due to the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired.  A number of years may elapse before an uncertain tax position is effectively settled or until there is a lapse in the applicable statute of limitations.  We record interest and penalties related to uncertain tax positions in Income tax expense in our audited consolidated statements of operations.
We have made, and expect to make, certain tax-efficient investments in clean energy technologies. These include investments in entities that own projects and technologies related to industrial carbon capture and storage. These investments will produce tax credits under Section 45Q of the Internal Revenue Code and related tax losses.
During the year ended December 31, 2024, we recognized net tax benefits of $32 related to our tax equity investments. These recognized net tax benefits were recorded to Income tax expense in our audited consolidated statement of operations. During the year ended December 31, 2024, the net tax benefits included tax credits and other income tax benefits of $153 which was partially offset by amortization expense of $121.
As of December 31, 2024 and 2023, we had unrecognized tax benefits and uncertain tax positions of $201 and $171, respectively.  If recognized, $201 of unrecognized tax benefits would affect our effective tax rate.  Uncertain tax positions are recognized in Other long-term liabilities which, as of December 31, 2024 and 2023 were $76 and $50, respectively, including accrued interest.
We have state income tax audits pending.  We do not expect the ultimate outcome of these audits to have a material adverse effect on our financial position or results of operations.  We also do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2024 will significantly increase or decrease during the year ending December 31, 2025. Various events could cause our current expectations to change. Should our position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in our consolidated statements of operations as part of the income tax provision.  We recorded interest expense of $4 and $2 for the years ended December 31, 2024 and 2023, respectively, related to unrecognized tax benefits.
Changes in our unrecognized tax benefits and uncertain tax positions from January 1 through December 31 are set forth below:

	2024	2023
Balance, beginning of year	$171	$198
Increases in tax positions for prior years	5	4
Increases in tax positions for current year	27	32
Decreases in tax positions for prior years	—	(2)
Decreases in tax positions for current years	(2)	(3)
Decreases related to settlement with taxing authorities	—	(58)
Balance, end of year	$201	$171

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

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had $4, $3 and less than $1 of intersegment advertising revenue during the years ended December 31, 2024, 2023 and 2022, respectively.
Segment revenue and gross profit were as follows during the periods presented:

	For the Year Ended December 31, 2024
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$6,076	$540	$6,616
Advertising revenue	167	1,606	1,773
Other revenue	310	—	310
Total revenue	6,553	2,146	8,699
Cost of services
Revenue share and royalties	$(1,565)	$(1,270)	$(2,835)
Programming and content (a)	(517)	(58)	(575)
Other (a)(b)	(560)	(113)	(673)
Total cost of services	(2,642)	(1,441)	(4,083)
Segment gross profit	$3,911	$705	$4,616

The reconciliation between reportable segment gross profit to consolidated loss before income tax is as follows:

For the Year Ended December 31, 2024
Segment Gross Profit	$4,616
Subscriber acquisition costs	(369)
Sales and marketing (a)	(849)
Product and technology (a)	(252)
General and administrative (a)	(432)
Depreciation and amortization	(578)
Share-based payment expense	(200)
Impairment, restructuring and acquisition costs	(3,453)
Total other (expense) income	(348)
Consolidated loss before income taxes	$(1,865)
(a)     Share-based payment expense of $46 related to cost of services, $45 related to sales and marketing, $44 related to product and technology and $65 related to general and administrative has been excluded for the year ended December 31, 2024.
(b)    Sirius XM other costs of services related to customer service and billing of $364, transmission costs of $186 and cost of equipment of $10. Pandora other costs of services related to customer service and billing of $79 and transmission costs of $34.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)

	For the Year Ended December 31, 2023
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$6,342	$524	$6,866
Advertising revenue	169	1,589	1,758
Other revenue	329	—	329
Total revenue	6,840	2,113	8,953
Cost of services
Revenue share and royalties	$(1,603)	$(1,292)	$(2,895)
Programming and content (c)	(518)	(66)	(584)
Other (c)(d)	(568)	(117)	(685)
Total cost of services	(2,689)	(1,475)	(4,164)
Segment gross profit	$4,151	$638	$4,789

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Year Ended December 31, 2023
Segment Gross Profit	$4,789
Subscriber acquisition costs	(359)
Sales and marketing (c)	(886)
Product and technology (c)	(276)
General and administrative (c)	(541)
Depreciation and amortization	(624)
Share-based payment expense	(203)
Impairment, restructuring and acquisition costs	(92)
Total other (expense) income	(598)
Consolidated income before income taxes	$1,210
(c)     Share-based payment expense of $45 related to cost of services, $45 related to sales and marketing, $46 related to product and technology and $67 related to general and administrative has been excluded for the year ended December 31, 2023.
(d)    Sirius XM other costs of services related to customer service and billing of $388, transmission costs $166 and cost of equipment $14. Pandora other costs of services related to customer service and billing of $83 and transmission costs $34.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)

	For the Year Ended December 31, 2022
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$6,370	$522	$6,892
Advertising revenue	196	1,576	1,772
Other revenue	339	—	339
Total revenue	6,905	2,098	9,003
Cost of services
Revenue share and royalties	$(1,552)	$(1,250)	$(2,802)
Programming and content (e)	(514)	(56)	(570)
Other (e)(f)	(575)	(137)	(712)
Total cost of services	(2,641)	(1,443)	(4,084)
Segment gross profit	$4,264	$655	$4,919

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Year Ended December 31, 2022
Segment Gross Profit	$4,919
Subscriber acquisition costs	(352)
Sales and marketing (e)	(1,023)
Product and technology (e)	(246)
General and administrative (e)	(491)
Depreciation and amortization	(611)
Share-based payment expense	(209)
Impairment, restructuring and acquisition costs	(68)
Total other (expense) income	(433)
Consolidated income before income taxes	$1,486
(e)     Share-based payment expense of $46 related to cost of services, $52 related to sales and marketing, $39 related to product and technology and $72 related to general and administrative has been excluded for the year ended December 31, 2022.
(f)    Sirius XM other costs of services related to customer service and billing of $409, transmission costs $153 and cost of equipment $13. Pandora other costs of services related to customer service and billing of $82 and transmission costs $55.
The segment gross profit above is regularly provided to Chief Operating Decision Maker to assess which segment is more profitable as well as to identify opportunities and risks to profitability within the segments to determine resource allocations accordingly.
A measure of segment assets is not currently provided to the Chief Operating Decision Maker and has therefore not been provided.
As of December 31, 2024, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the year ended December 31, 2024.

SIRIUS XM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(19)Subsequent Events
Capital Return Program
On January 22, 2025, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on February 25, 2025 to stockholders of record as of the close of business on February 7, 2025.
For the period from January 1, 2025 to January 28, 2025, we repurchased 501 thousand shares of our common stock on the open market for an aggregate purchase price of $11, including fees and commissions.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
Schedule II - Schedule of Valuation and Qualifying Accounts

(in millions)
Description	Balance January 1,	Charged to Expenses	Write-offs/ Payments/ Other	Balance December 31,
2024
Allowance for doubtful accounts	$15	52	(57)	$10
Deferred tax assets—valuation allowance	$88	21	(16)	$93
2023
Allowance for doubtful accounts	$11	59	(55)	$15
Deferred tax assets—valuation allowance	$113	—	(25)	$88
2022
Allowance for doubtful accounts	$10	59	(58)	$11
Deferred tax assets—valuation allowance	$83	35	(5)	$113