Form 10-Q
period 2025-03-31
SIRIUS XM HOLDINGS INC.
filed 2025-05-01
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

(Class)	(Outstanding as of April 29, 2025)
Common stock, $0.001 par value	337,924,539	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Revenue:
Subscriber revenue	$1,602	$1,680
Advertising revenue	394	402
Equipment revenue	41	50
Other revenue	31	30
Total revenue	2,068	2,162
Operating expenses:
Cost of services:
Revenue share and royalties	687	703
Programming and content	153	157
Customer service and billing	112	116
Transmission	50	59
Cost of equipment	2	2
Subscriber acquisition costs	100	90
Sales and marketing	190	229
Product and technology	73	86
General and administrative	122	124
Depreciation and amortization	144	155
Impairment, restructuring and other costs	48	32
Total operating expenses	1,681	1,753
Income from operations	387	409
Other income (expense), net
Interest expense	(117)	(129)
Other (expense) income, net	(1)	29
Total other expense	(118)	(100)
Income before income taxes	269	309
Income tax expense	(65)	(68)
Net income	204	241
Less net income attributable to noncontrolling interests	—	42
Net income attributable to Sirius XM Holdings Inc.	$204	$199
Net income per common share:
Basic	$0.60	$0.72
Diluted	$0.59	$0.63
Weighted average common shares outstanding:
Basic	339	337
Diluted	357	373

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions)	2025	2024
Net income	$204	$241
Credit risk on fair value debt instrument losses, net of tax	1	(31)
Foreign currency translation adjustment, net of tax	1	(9)
Total comprehensive income	$206	$201
Less: comprehensive income attributable to noncontrolling interests	—	42
Comprehensive income attributable to Sirius XM Holdings Inc.	$206	$159

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$127	$162
Receivables, net	601	676
Related party current assets	23	21
Prepaid expenses and other current assets	294	290
Total current assets	1,045	1,149
Property and equipment, net	2,181	2,109
FCC licenses	8,610	8,610
Other intangible assets, net	1,548	1,579
Goodwill	12,390	12,390
Equity method investments	1,025	1,043
Other long-term assets	627	641
Total assets	$27,426	$27,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,154	$1,284
Accrued interest	72	172
Current portion of deferred revenue	1,050	1,050
Current maturities of debt	61	61
Other current liabilities	48	48
Related party current liabilities	94	116
Total current liabilities	2,479	2,731
Long-term deferred revenue	83	82
Long-term debt, including $596 and $594 measured at fair value, respectively (Note 11)	10,405	10,314
Deferred tax liabilities	2,196	2,220
Other long-term liabilities	1,051	1,100
Total liabilities	16,214	16,447
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, par value $0.001 per share; 900 shares authorized; 339 shares issued and outstanding at each of March 31, 2025 and December 31, 2024	—	—
Accumulated other comprehensive loss, net of tax	(44)	(46)
Additional paid-in capital	—	—
Treasury stock, at cost; 27 thousand and 26 thousand shares of common stock at March 31, 2025 and December 31, 2024, respectively	(1)	(1)
Retained earnings	11,257	11,121
Total stockholders’ equity	11,212	11,074
Total liabilities and stockholders’ equity	$27,426	$27,521

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Three Months Ended March 31, 2025
	Common Stock		Retained earnings	Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Total Stockholders’ Equity
(in millions)	Shares	Amount				Shares	Amount
Balance at December 31, 2024	339	$—	$11,121	$(46)	$—	—	$(1)	$11,074
Net income	—	—	204	—	—	—	—	204
Other comprehensive income	—	—	—	2	—	—	—	2
Share-based compensation	—	—	—	—	58	—	—	58
Exercise of options and RSU vestings in period	1	—	—	—	—	—	—	—
Withholding taxes on net share settlements of share-based compensation	—	—	—	—	(10)	—	—	(10)
Dividends paid	—	—	(68)	—	(23)	—	—	(91)
Shares repurchased	—	—	—	—	—	1	(25)	(25)
Shares retired	(1)	$—	$—	$—	$(25)	(1)	$25	$—
Balance at March 31, 2025	339	$—	$11,257	$(44)	$—	—	$(1)	$11,212

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Three Months Ended March 31, 2024
	Former Parent's investment	Retained earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total Stockholders’ Equity
(in millions)
Balance at December 31, 2023	$(5,284)	$15,353	$7	$3,026	$13,102
Net income	—	199	—	42	241
Change in accounting method	—	3	—	—	3
Other comprehensive loss	—	—	(39)	(1)	(40)
Share-based compensation	45	—	—	8	53
Exercise of options and RSU vestings in period	(13)	—	—	13	—
Withholding taxes on net share settlements of share-based compensation	(17)	—	—	—	(17)
Dividends paid	—	—	—	(17)	(17)
Other, net	(1)	—	—	—	(1)
Balance at March 31, 2024	$(5,270)	$15,555	$(32)	$3,071	$13,324

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$204	$241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144	155
Non-cash impairment and restructuring costs	13	1
Non-cash interest expense, net of amortization of premium	4	4
Realized and unrealized losses (gains) on financial instruments, net	3	(18)
Share of losses of equity method investments, net	30	15
Share-based payment expense	50	48
Deferred income tax benefit	(24)	(17)
Amortization of right-of-use assets	11	11
Other charges, net	12	13
Changes in operating assets and liabilities:
Receivables and other assets	45	42
Deferred revenue	—	(37)
Payables and other liabilities	(250)	(194)
Net cash provided by operating activities	242	264
Cash flows from investing activities:
Additions to property and equipment	(189)	(174)
Other investing activities, net	(46)	(180)
Net cash used in investing activities	(235)	(354)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(10)	(17)
Revolving credit facility borrowings	696	230
Revolving credit facility repayments	(596)	(200)
Repayments of long-term borrowings	(16)	(67)
Common stock repurchased and retired	(25)	—
Dividends paid	(91)	(17)
Other financing activities, net	—	(2)
Net cash used in financing activities	(42)	(73)
Net decrease in cash, cash equivalents and restricted cash	(35)	(163)
Cash, cash equivalents and restricted cash at beginning of period (1)	170	315
Cash, cash equivalents and restricted cash at end of period (1)	$135	$152

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions)	2025	2024
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$212	$222
Income taxes paid	$3	$2
Non-cash investing and financing activities:
Tax equity investments	$11	$779

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

	As of March 31,
(in millions)	2025	2024
Cash and cash equivalents	$127	$135
Restricted cash included in Prepaid expenses and other current assets	—	8
Restricted cash included in Other long-term assets	8	9
Total cash, cash equivalents and restricted cash at end of period	$135	$152

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)

(1)Business & Basis of Presentation
Liberty Media Transactions
Sirius XM Holdings Inc., the reporting company under this Quarterly Report on Form 10-Q, is the product of a series of transactions that closed on Monday, September 9, 2024.
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
General
The accompanying unaudited consolidated financial statements represent a combination of the historical financial information of Old Sirius and the assets and liabilities of SplitCo until the date of the Merger Effective Time. Although SplitCo was reported as a combined company until the Merger Effective Time, all periods reported herein are referred to as consolidated. All significant intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. These unaudited consolidated financial statements refer to the combination of Old Sirius and the aforementioned assets and liabilities as “Sirius XM Holdings,” “the Company,” “us,” “we” and “our” in these notes to the unaudited consolidated financial statements. “Sirius XM” refers to Sirius XM Holdings’ wholly owned subsidiaries, Sirius XM Inc., Sirius XM Radio LLC and its subsidiaries other than Pandora. “Pandora” refers to Sirius XM's wholly owned subsidiary Pandora Media, LLC and its subsidiaries. The Split-Off is being accounted for at historical cost due to the pro rata nature of the distribution to holders of SplitCo common stock.
The accompanying (a) consolidated balance sheet as of December 31, 2024, has been derived from audited financial statements, and (b) the interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for such periods have been included. Interim results are not necessarily indicative of results that may be expected for a full year. All significant intercompany transactions have been eliminated in consolidation.

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
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements. For a discussion of subsequent events that do not require adjustment to our unaudited consolidated financial statements, refer to Note 17.
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
SiriusXM
The SiriusXM business features music, sports, entertainment, comedy, talk, and news channels and other content, as well as podcasts and infotainment services in the United States on a subscription fee basis. SiriusXM packages include live, curated, hosted and certain exclusive and on-demand programming. The SiriusXM service is distributed through SiriusXM’s two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and SiriusXM’s website. The SiriusXM service is also available through an in-car user interface, called “360L”, that combines SiriusXM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
The primary source of revenue from the SiriusXM business is subscription fees, with most of its customers subscribing to monthly or annual plans.  SiriusXM also derives revenue from advertising on select non-music channels, which is sold under the SiriusXM Media brand, direct sales of satellite radios and accessories, and other ancillary services.  As of March 31, 2025, the SiriusXM business had approximately 32.9 million subscribers.
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
SiriusXM holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in SiriusXM’s subscriber count or subscriber-based operating metrics.
Pandora and Off-platform
The Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of March 31, 2025, Pandora had approximately 5.7 million subscribers.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
SiriusXM also sells advertising on other audio platforms and in widely distributed podcasts, which it considers to be off-platform services. SiriusXM has an arrangement with SoundCloud Holdings, LLC (“SoundCloud”) to be its exclusive ad sales representative in the U.S. and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. It also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., SiriusXM provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.
Effects of the Transactions
Prior to the closing of the Transactions, a portion of Liberty Media’s general and administrative expenses, including certain legal, tax, accounting, treasury and investor relations support of $6 for the three months ended March 31, 2024, were allocated to SplitCo and are included in General and administrative in the unaudited consolidated statements of operations. There were no allocated costs during the three months ended March 31, 2025. In addition, during the three months ended March 31, 2024, we incurred costs related to the Transactions of $19 which were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations. There were no costs related to the Transactions incurred during the three months ended March 31, 2025.
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
Recent Accounting Pronouncements
Accounting Standard Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We will review the extent that new disclosures are necessary, prior to implementation in our 2025 Annual Report on Form 10-K. Other than additional disclosure, we do not expect a change to our consolidated statements of operations, balance sheet, or cash flows.
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

(2)Net Income per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three months ended March 31, 2025 and 2024.
In calculating basic net income per common share, we used 337 common shares for the three months ended March 31, 2024, which was the weighted average number of shares of Liberty Media's Series A, Series B, and Series C Liberty SiriusXM

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
common stock and Old Sirius's common stock as converted by the Redemption and Merger exchange ratios as no SplitCo shares were outstanding during that period. In calculating diluted net income per common share, we used 373 of diluted common shares for the three months ended March 31, 2024, which was the weighted average number of shares of Liberty Media's Series A, Series B, and Series C Liberty SiriusXM common stock and Old Sirius's common stock adjusted for the impact of dilutive instruments as converted by the Redemption and Merger exchange ratios, as no SplitCo shares were outstanding during that period.
Common stock equivalents of 31 and 16 for the three months ended March 31, 2025 and 2024, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income available to common stockholders for basic net income per common share	$204	$199
Net income attributable to noncontrolling interest	—	42
Total net income	204	241
Effect of assumed conversions of convertible notes, net of tax	7	(7)
Net income available to common stockholders for dilutive net income per common share	$211	$234
Denominator:
Weighted average common shares outstanding for basic net income per common share	339	337
Weighted average impact of assumed convertible and exchangeable notes	17	34
Weighted average impact of dilutive equity instruments	1	2
Weighted average shares for diluted net income per common share	357	373
Net income per common share:
Basic	$0.60	$0.72
Diluted	$0.59	$0.63

(3)Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of March 31, 2025 and December 31, 2024, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. Due to the variable rate nature of the Credit Facility (including the Delayed Draw Incremental Term Loan), each as defined in Note 11, and the Margin Loan (as defined below), we believe that the carrying amount approximated fair value at March 31, 2025 and December 31, 2024. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Our assets and liabilities measured at fair value were as follows:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$18	$—	$—	$18	$1	$—	$—	$1
Financial instruments(a)	$55	$—	$—	$55	$60	$—	$—	$60
Debt (b)	$—	$596	$—	$596	$—	$594	$—	$594
(a)Level 1 financial instrument assets are comprised of our deferred compensation plan assets. Refer to Note 13 for additional discussion.
(b)The fair values of the Convertible Notes are based on quoted market prices but are not considered to be traded on “active markets,” as defined by GAAP. Refer to Note 11 for additional discussion related to our debt.

Realized and Unrealized Gains (Losses) on Financial Instruments, net
Realized and unrealized gains (losses) on financial instruments, net, are comprised of changes in the fair value of the following and are included in Other income, net, on the unaudited consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Debt measured at fair value (a)	(3)	15
Other	—	3
Total	$(3)	$18
(a)We elected to account for the 2.75% exchangeable senior debentures due 2049 (which are no longer outstanding) that were assigned as part of the Transactions (the “Exchangeable Notes”) and Convertible Notes using the fair value option. The Exchangeable Notes and the Convertible Notes were the obligations of Sirius XM Holdings. Sirius XM was not an obligor or guarantor of either the Exchangeable Notes or the Convertible Notes. Changes in the fair value of the Exchangeable Notes and Convertible Notes recognized in the unaudited consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable or convertible. We isolate the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognize such amount in other comprehensive earnings (loss). The change in the fair value of the Exchangeable Notes and Convertible Notes attributable to changes in the instrument specific credit risk was a gain of $1 and a loss of $31 for the three months ended March 31, 2025 and 2024, respectively. The cumulative change in fair value since issuance was a loss of $8 as of March 31, 2025, net of the recognition of previously unrecognized gains and losses.

(4)Impairment, Restructuring and Other Costs
During the three months ended March 31, 2025, impairment, restructuring and other costs were $48 which primarily consisted of a charge of $20 associated with severance and other employee costs, other restructuring related costs of $15 and impairments related to terminated software projects of $13. The restructuring and related impairment charges were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations.
During the three months ended March 31, 2024, impairment, restructuring and other costs were $32, which consisted of a charge of costs associated with the Transactions of $19, a charge of $12 associated with severance and other employee costs, and impairments, primarily related to terminated software projects of $1. The restructuring and related impairment charges were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations.

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
Receivables, net, consists of the following:

	March 31, 2025	December 31, 2024
Gross customer accounts receivable	$529	$606
Allowance for doubtful accounts	(10)	(10)
Customer accounts receivable, net	$519	$596
Receivables from distributors	62	56
Other receivables	20	24
Total receivables, net	$601	$676

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
As of March 31, 2025, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three months ended March 31, 2025 and 2024. As of March 31, 2025, the cumulative balance of goodwill impairments recorded was $3,775, of which $2,819 was recognized during the year ended December 31, 2024 and is included in the carrying amount of the goodwill allocated to our Sirius XM reporting unit and $956 of which was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of March 31, 2025, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $11,431 and $959, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(7)Intangible Assets
Our intangible assets include the following:

		March 31, 2025			December 31, 2024
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Recorded to Sirius XM Reporting Unit:
Indefinite life intangible assets:
FCC licenses	Indefinite	$8,610	$—	$8,610	$8,610	$—	$8,610
Trademarks	Indefinite	930	—	930	930	—	930
Definite life intangible assets:
Customer relationships	15 years	570	(466)	104	570	(456)	114
OEM relationships	15 years	220	(167)	53	220	(164)	56
Licensing agreements	15 years	285	(249)	36	285	(245)	40
Software and technology	7 years	28	(23)	5	28	(23)	5
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(344)	98	442	(331)	111
Software and technology	5 years	391	(381)	10	391	(380)	11
Total intangible assets		$11,788	$(1,630)	$10,158	$11,788	$(1,599)	$10,189

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of March 31, 2025, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three months ended March 31, 2025 and 2024.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $31 and $38 for the three months ended March 31, 2025, and 2024, respectively. There were no retirements or impairments of definite lived intangible assets during the three months ended March 31, 2025 and 2024.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The expected amortization expense for each of the fiscal years 2025 through 2029 and for periods thereafter is as follows:

Years ending December 31,	Amount
2025 (remaining)	$93
2026	123
2027	75
2028	15
2029	—
Thereafter	—
Total definite life intangible assets, net	$306

(8)Property and Equipment
Property and equipment, net, consists of the following:

	March 31, 2025	December 31, 2024
Satellite system	$1,889	$1,598
Capitalized software and hardware	2,433	2,429
Construction in progress	875	988
Other	721	718
Total property and equipment	5,918	5,733
Accumulated depreciation	(3,737)	(3,624)
Property and equipment, net	$2,181	$2,109
Construction in progress consists of the following:

	March 31, 2025	December 31, 2024
Satellite system	$543	$751
Capitalized software and hardware	291	197
Other	41	40
Construction in progress	$875	$988
Depreciation and amortization expense on property and equipment was $113 and $117 for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, we recorded impairment charges of $13 and $1, respectively, primarily related to terminated software projects which were recorded to the Impairment, restructuring and acquisition costs line item in our unaudited consolidated statements of operations.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $7 and $6 for the three months ended March 31, 2025 and 2024, respectively, which related to the construction of our SXM-9 satellite, which launched in December 2024, and our SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $9 and $5 for the three months ended March 31, 2025 and 2024, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Satellites
As of March 31, 2025, we operated a fleet of six satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of March 31, 2025:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2030
XM-3	2005	2020	2026
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
SXM-9	2025	2040	2033
On January 29, 2025, our SXM-9 satellite successfully completed in-orbit testing and was placed into service. Our SXM-9 satellite replaced our SXM-8 satellite in the XM constellation, with SXM-8 becoming an in-orbit spare. During the three months ended March 31, 2025, we removed our XM-3 satellite from service, and we are in the process of de-orbiting the satellite which we expect to be completed by the end of 2025.

(9)Leases
We have operating and finance leases for offices, terrestrial repeaters, data centers and certain equipment. Our leases have remaining lease terms of less than one year to 18 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. We elected the practical expedient to account for the lease and non-lease components as a single component. Additionally, we elected the practical expedient to not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.
The components of lease expense were as follows:

	For the Three Months Ended March 31,
	2025	2024
Operating lease cost	$14	$15
Finance lease cost	2	2
Sublease income	(1)	(1)
Total lease cost	$15	$16

(10)Related Party Transactions
In the normal course of business, we enter into transactions with our equity method investments (tax equity investments, Sirius XM Canada and SoundCloud) which are considered related party transactions. Our Former Parent was a related party prior to 2025.
Tax Equity Investments
During the three months ended March 31, 2025 and 2024, we made tax-efficient investments of $49 and $179, respectively, in clean energy technology projects. Effective January 1, 2024, we adopted ASU 2023-02 using the modified retrospective approach and now account for these investments under the proportional amortization method. As of March 31, 2025, the unamortized investment balance of these investments totaled $858 and was reported within Equity method investments in our unaudited consolidated balance sheets. Under the proportional amortization method, the investment balance is amortized over the term of the investments in proportion to the current period income tax benefits relative to the total expected income tax benefits. Additionally, we recorded liabilities of $696 related to future contractual and contingent

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
payments which we determined to be probable. Of this amount, $93 is presented in Related party current liabilities with the balance included in Other long-term liabilities in our unaudited consolidated balance sheets.

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
Our Equity method investments as of March 31, 2025 and December 31, 2024 included the carrying value of our investment balance in Sirius XM Canada of $93 and $89, respectively, and, as of each of March 31, 2025 and December 31, 2024, also included $7 for the long-term value of the outstanding loan to Sirius XM Canada.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of operations of $22 and $24 during the three months ended March 31, 2025 and 2024, respectively.

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
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $13 and $15 for the three months ended March 31, 2025 and 2024, respectively. We also had related party liabilities of $18 and $20 as of March 31, 2025 and December 31, 2024, respectively, related to this agreement.
Former Parent
One director of Liberty Media serves on our board of directors, and Liberty Media was a related party prior to 2025. Sirius XM Holdings Inc. is the product of a series of transactions that closed on Monday, September 9, 2024 with its Former Parent. Refer to Note 1 for additional information regarding the Transactions. In connection with the Transactions, we entered into several agreements with Liberty Media and its subsidiaries, including a Reorganization Agreement, an Agreement and Plan of Merger and a new Tax Sharing Agreement. Refer to Note 15 for more information regarding the Tax Sharing Agreement.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(11)Debt
Our debt as of March 31, 2025 and December 31, 2024 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	March 31, 2025	March 31, 2025	December 31, 2024
Sirius XM Holdings notes and loans:
Sirius XM Holdings(b)	March 2023	3.75% Convertible Senior Notes	March 15, 2028	Semi-annually in arrears on March 15 and September 15	$575	$596	$594
Sirius XM notes and loans:
Sirius XM(c)	September 2024	Incremental Term Loan (the “Delayed Draw Incremental Term Loan”)	September 9, 2027	variable fee paid quarterly	1,073	1,073	1,086
Sirius XM	December 2012	Senior Secured Revolving Credit Facility (the “Credit Facility”)	August 31, 2026	variable fee paid quarterly	100	100	—
Sirius XM(c)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	997	996
Sirius XM(c)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,496	1,495
Sirius XM(c)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,989	1,988
Sirius XM(c)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,243	1,243
Sirius XM(c)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,490	1,490
Sirius XM(c)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,488	1,488
Sirius XM	Various	Finance leases	Various	n/a	n/a	9	11
Total debt						10,481	10,391
Less: total current maturities						61	61
Less: total deferred financing costs, net						15	16
Total long-term debt						$10,405	$10,314
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount except for the debt measured at fair value noted in (b) below.
(b)Measured at fair value.
(c)On September 3, 2024, Sirius XM added a parent guarantee from Sirius XM Inc. to each series of Sirius XM notes in connection with the conversion of Sirius XM into a Delaware limited liability company. All material domestic subsidiaries of Sirius XM, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed the Delayed Draw Incremental Term Loan and these notes.
Sirius XM Holdings notes and loans:
3.75% Convertible Senior Notes due 2028
On March 10, 2023, Liberty Media issued $575 aggregate principal amount of its 3.75% convertible notes due 2028 (the “Convertible Notes”). In connection with the Transactions, we assumed all of the obligations of Liberty Media under the indenture governing the Convertible Notes. The Convertible Notes accrue interest at a rate of 3.75% per annum and mature on March 15, 2028. As of March 31, 2025, the conversion rate for the Convertible Notes was 30.3438 shares (not in millions) of our common stock per $1,000 principal amount (not in millions) of Convertible Notes, equivalent to a conversion price of approximately $32.96 per share of our common stock (not in millions).

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
Sirius XM notes and loans:
The Credit Facility
In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and by Sirius XM Inc. and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries. From and after July 1, 2023, Sirius XM's borrowings are based on the SOFR plus an applicable rate based on its debt to operating cash flow ratio. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis. The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of March 31, 2025. All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.
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
As of March 31, 2025, $100 was outstanding under the Credit Facility and $1,073 was outstanding under the Delayed Draw Incremental Term Loan.
Covenants and Restrictions
Under the Credit Facility, Sirius XM, our wholly owned subsidiary, must comply with a debt maintenance covenant that it cannot exceed a total leverage ratio, calculated as consolidated total debt to consolidated operating cash flow, of 5.0 to 1.0.  The Credit Facility generally requires compliance with certain covenants that restrict Sirius XM's ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of Sirius XM's assets and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions.
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
Under Sirius XM's debt agreements, the following generally constitute an event of default: (i) a default in the payment of interest; (ii) a default in the payment of principal; (iii) failure to comply with covenants; (iv) failure to pay other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; (v) certain events of bankruptcy; (vi) a judgment for payment of money exceeding a specified aggregate amount and (vii) voidance of subsidiary guarantees, subject to grace periods where applicable.  If an event of default occurs and is continuing, our debt could become immediately due and payable.
Fair Value of Debt
The fair values, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM’s debt securities, not reported at fair value, whose carrying value does not approximate fair value, are as follows:

	March 31, 2025	December 31, 2024
Sirius XM 3.125% Senior Notes due 2026	$968	$960
Sirius XM 5.0% Senior Notes due 2027	$1,466	$1,459
Sirius XM 4.0% Senior Notes due 2028	$1,863	$1,843
Sirius XM 5.50% Senior Notes due 2029	$1,206	$1,198
Sirius XM 4.125% Senior Notes due 2030	$1,331	$1,311
Sirius XM 3.875% Senior Notes due 2031	$1,281	$1,258

(12)Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 900 shares of common stock. There were 339 shares of common stock issued and outstanding at each of March 31, 2025 and December 31, 2024.
As of March 31, 2025, there were 35 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Sirius XM Holdings equity activity
All share and per share amounts have been adjusted to reflect the conversion of Old Sirius shares into SplitCo common stock on a one-for-ten basis.
Quarterly Dividends
During the three months ended March 31, 2025 and 2024, our board of directors declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
2025 dividends
January 22, 2025	$0.27	February 7, 2025	$91	February 25, 2025

2024 dividends
January 24, 2024	$0.266	February 9, 2024	$102	February 23, 2024
(1)During the three months ended March 31, 2024, we paid dividends of $17 to noncontrolling interests.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Stock Repurchase Program
As of March 31, 2025, our board of directors approved for repurchase an aggregate of $1,166 of our common stock.  The board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions.
Prior to the closing of the Transactions, the board of directors of Old Sirius had approved the repurchase of an aggregate of $18,000 of its common stock. As of the closing of the Transactions, Old Sirius’s cumulative repurchases since December 2012 under that stock repurchase program totaled 373 shares for $16,834, and $1,166 remained available under that stock repurchase program. The stock repurchase program of Old Sirius was terminated on the closing date of the Transactions.
Following the closing of the Transactions, on September 9, 2024, our board of directors authorized for repurchase an aggregate of $1,166 of our common stock. As of March 31, 2025, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 1,397 thousand shares for $32, of which 1,096 thousand shares were repurchased during the three months ended March 31, 2025 for $25 and $1,135 remained available for additional repurchases under our existing stock repurchase program authorization.
The following table summarizes our total share repurchase activity for the three months ended:

	March 31, 2025		March 31, 2024
Share Repurchase Type	Shares (in thousands)	Amount	Shares (in thousands)	Amount
Open Market Repurchases(a)	1,096	$25	—	$—
(a)As of March 31, 2025, $1 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statement of equity.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(13)Benefit Plans

Included in the accompanying unaudited consolidated statements of operations are the following amounts of share-based compensation expense:

	For the Three Months Ended March 31,
	2025	2024
Cost of services:
Programming and content	$9	$9
Customer service and billing	1	1
Transmission	2	1
Sales and marketing	14	12
Product and technology	10	12
General and administrative	14	13
	$50	$48
SplitCo Awards
Liberty Media granted, to certain of its directors and employees, restricted stock awards (“RSAs”), restricted stock units ("RSUs") and stock options to purchase shares of SplitCo common stock (collectively, "SplitCo Awards"). SplitCo measured the cost of employee services received in exchange for an equity classified SplitCo Award based on the grant-date fair value (“GDFV”) of the SplitCo Award and recognized that cost over the period during which the employee is required to provide service (usually the vesting period of the SplitCo Award). SplitCo measured the cost of employee services received in exchange for a liability classified SplitCo Award based on the current fair value of the SplitCo Award and remeasures the fair value of the SplitCo Award at each reporting date.
At the time of the Split-Off, outstanding stock options to purchase shares of SplitCo common stock were accelerated and became fully vested and exchanged into stock options to purchase shares of our common stock adjusted based on the exchange ratio identified in the Liberty Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “SplitCo Award Exchange Ratio”). The RSAs and RSUs with respect to shares of SplitCo common stock accelerated, became fully vested, and are treated as outstanding shares of our common stock and as such were exchanged into shares of our common stock based on the SplitCo Award Exchange Ratio. Following the Split-Off, a portion of the outstanding stock options to purchase shares of our common stock are to be settled in cash as the underlying shares were not registered, and therefore these awards were classified as liability awards and will be remeasured at each reporting date. As of March 31, 2025, we recognized a liability of $2 related to these awards which is recorded in Accounts payable and accrued expenses in our unaudited consolidated balance sheets.

Sirius XM Holdings Awards
2024 Long-Term Stock Incentive Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. 2024 Long-Term Stock Incentive Plan (the “2024 Plan”). Employees, consultants and non-employee members of Sirius XM Holdings’ board of directors are eligible to receive awards under the 2024 Plan. The 2024 Plan provides for the grant of stock options, stock appreciation rights (“SARs”), RSAs, RSUs and other stock-based awards that the compensation committee of our board of directors deems appropriate. Stock-based awards granted under the 2024 Plan are generally subject to a graded vesting requirement. Stock options generally expire ten years from the date of grant. RSUs include performance-based RSUs (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee’s continued employment. Each RSU entitles the holder to receive one share of common stock upon vesting. As of March 31, 2025, 25 shares of our common stock were available for future grants under the 2024 Plan.
Transitional Stock Adjustment Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). Current and former employees and consultants of Liberty Media or a former direct or indirect subsidiary of Liberty Media, any successor of any such former subsidiary, and the parent company (directly or indirectly) of any such former subsidiary or successor (collectively, a “Qualifying Subsidiary”) or a

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
member of the board of directors of Liberty Media or a Qualifying Subsidiary and in each case, who, as of September 9, 2024, (a) held an outstanding option of any series of Liberty Media’s Liberty SiriusXM common stock (a “Liberty Media SiriusXM Option Award”) pursuant to (i) the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015), as amended, (ii) the Liberty Media Corporation 2013 Nonemployee Director Plan (Amended and Restated as of December 17, 2015), as amended, (iii) the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended, (iv) the Liberty Media Corporation 2022 Omnibus Incentive Plan, as amended, and/or (v) any other stock option or incentive plan adopted or assumed by Liberty Media (each, a “Liberty Media Incentive Plan”) and (b) received an option under the Transitional Plan in accordance with the terms of the Reorganization Agreement were eligible to receive awards under the Transitional Plan. The Transitional Plan provided for the grant of stock options. Stock options were subject to all the terms and conditions of the applicable Liberty Media Incentive Plan and associated instrument under which the corresponding Liberty Media Sirius XM Option Award was made. As of March 31, 2025, 3 shares of our common stock were reserved for issuance in connection with outstanding stock based awards in connection with the Transitional Plan.
Other Plans
We maintain three share-based benefit plans in addition to the 2024 Plan and the Transitional Plan — the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan, the 2014 Stock Incentive Plan of AdsWizz Inc. and the Pandora Media, Inc. 2011 Equity Incentive Plan. Excluding dividend equivalent units granted as a result of a declared dividend, no further awards may be made under these plans.
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees under the Sirius XM Awards during the three months ended March 31, 2024:

For the Three Months Ended March 31,
2024
Risk-free interest rate	4.2%
Expected life of options — years	3.76
Expected stock price volatility	39%
Expected dividend yield	2.1%
There were no options granted during the three months ended March 31, 2025.
The following table summarizes stock option activity under our share-based plans for the three months ended March 31, 2025:

	Options	WAEP	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	18	$49.69
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(1)	$47.04
Outstanding as of March 31, 2025	17	$49.86	3.99	$—
Exercisable as of March 31, 2025	14	$51.11	3.22	$—
The total intrinsic value of stock options exercised during the three months ended March 31, 2024 was $1.  During the three months ended March 31, 2024, the number of net settled shares issued as a result of stock option exercises was less than 1. There were no options exercised during the three months ended March 31, 2025.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The following table summarizes the RSUs, including PRSUs, activity under our share-based plans for the three months ended March 31, 2025:

	Shares	GDFV Per Share
Nonvested as of January 1, 2025	12	$42.33
Granted	9	$25.75
Vested	(1)	$58.89
Forfeited	(1)	$34.92
Nonvested as of March 31, 2025	19	$32.92
The total intrinsic value of RSUs, including PRSUs, vesting during the three months ended March 31, 2025 and 2024 was $24 and $34, respectively. During the three months ended March 31, 2025, the number of net settled shares issued as a result of RSUs vesting totaled 1. During the three months ended March 31, 2025, we granted less than 1 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the three months ended March 31, 2025, we granted less than 1 RSUs, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the three months ended March 31, 2025.
Total unrecognized compensation costs related to unvested share-based payment awards for our stock options and RSUs, including PRSUs, granted to employees, members of our board of directors and third parties at March 31, 2025 and December 31, 2024 was $546 and $402, respectively.  The total unrecognized compensation costs at March 31, 2025 are expected to be recognized over a weighted-average period of 2.9 years.
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
We recognized expenses of $5 and $6 for the three months ended March 31, 2025 and 2024, respectively, in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, for the three months ended March 31, 2025 and 2024, were $(3) and $2, respectively. As of March 31, 2025 and December 31, 2024, the fair value of the investments held in the trust were $55 and $60, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of operations.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of operations.  We recorded (losses) gains on investments held in the trust of $(2) and $3 for the three months ended March 31, 2025 and 2024, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(14)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of March 31, 2025:

	2025	2026	2027	2028	2029	Thereafter	Total
Debt obligations	$46	$1,159	$2,477	$2,575	$1,250	$3,000	$10,507
Cash interest payments	257	466	410	280	189	178	1,780
Satellite and transmission	154	116	46	1	1	3	321
Programming and content	284	269	172	90	43	20	878
Sales and marketing	40	29	10	2	2	—	83
Satellite incentive payments	6	3	3	3	2	10	27
Operating lease obligations	43	52	48	39	34	37	253
Royalties, minimum guarantees and other	668	512	359	290	200	78	2,107
Total (1)	$1,498	$2,606	$3,525	$3,280	$1,721	$3,326	$15,956
(1)The table does not include our reserve for uncertain tax positions, which at March 31, 2025 totaled $81.
Debt obligations.    Debt obligations include principal payments on outstanding debt and finance lease obligations.
Cash interest payments.    Cash interest payments include interest due on outstanding debt and finance lease payments through maturity.
Satellite and transmission.    We have entered into agreements for the design, construction, launch and insurance of three additional satellites: SXM-10, SXM-11 and SXM-12. We also have entered into agreements with third parties to operate and maintain satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks.
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
Satellite incentive payments.    Maxar Technologies (formerly Space Systems/Loral), the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-5, SIRIUS FM-6, SXM-8 and SXM-9 meeting their fifteen-year design life, which we expect to occur.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of March 31, 2025, we had future fixed commitments related to music royalty and podcast agreements of $723, of which $384 will be paid in 2025 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasts, considers factors such as listening hours, downloads, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
We have entered into certain tax equity investments in which we expect to make future contributions. These future contributions are expected to be made over the remaining respective terms of the investments and totaled $696 as of March 31, 2025, of which $50 is expected to be paid in 2025 and the remainder thereafter.
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

New York State v. Sirius XM Radio Inc. On December 20, 2023, the People of the State of New York, by Letitia James, Attorney General of the State of New York (the “NY AG”), filed a petition (the “Petition”) in the Supreme Court of the State of New York, New York County (the “New York Court”), against Sirius XM. The Petition alleges various violations of New York law and the federal Restore Online Shoppers’ Confidence Act (“ROSCA”) arising out of Sirius XM's subscription cancellation practices. In general, the Petition alleged that Sirius XM requires consumers to devote an excessive amount of time to cancel subscriptions and has not implemented cancellation processes that are simple and efficient.

The Petition claimed to be brought under certain provisions of New York law that authorize the NY AG to initiate special proceedings seeking injunctive and other equitable relief in cases of persistent business fraud or illegality. The Petition sought: a permanent injunction against violating provisions of New York law and ROSCA arising out of the alleged deceptive practices associated with Sirius XM's subscription cancellation procedures; an accounting of each consumer who cancelled, or sought to cancel, a satellite radio subscription, including the duration of the cancel interaction and the funds collected from such consumers after that interaction; monetary restitution and damages to aggrieved consumers; disgorgement of all profits resulting from the alleged improper acts; civil penalties and the NY AG’s costs. Sirius XM filed an Answer to the Petition and cross moved for summary judgment with respect to various claims asserted in the Petition.

In November 2024, the New York Court granted Sirius XM summary judgment on all but one of the NY AG's claims. The New York Court did find that Sirius XM's cancellation practices violated the “simple mechanism requirement” for subscription cancellations contained in ROSCA. As a result of the New York Court's findings, Sirius XM now permits New York residents who purchase a subscription online to also cancel that subscription online, a cancellation mechanism that we

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
believe is at least as easy to use as the method the consumer used to initiate the subscription. The New York Court also directed the NY AG to make ministerial filings in order to proceed to an assessment of damages. The NY AG has filed a notice of appeal relating to the four counts in the Petition that the New York Court granted Sirius XM summary judgment with respect to. Sirius XM has also filed a notice of appeal relating to the one count in the Petition, the violation of ROSCA, with respect to which the New York Court granted the State of New York summary judgment.

Sirius XM believes it has substantial defenses to the action and intends to defend this action vigorously.

U.S. Music Royalty Fee Actions and Mass Arbitrations. A number of putative class actions and mass arbitration demands have been commenced against Sirius XM relating to its pricing, billing and subscription marketing practices. Although each class action and mass arbitration demand contains unique allegations, in general, the actions and arbitrations allege that Sirius XM falsely advertised its music subscription plans at lower prices than it actually charges, that it allegedly did not disclose its “U.S. Music Royalty Fee”, and that Sirius XM has taken other actions to prevent customers from discovering the existence, amount and nature of the U.S. Music Royalty Fee in violation of various state consumer protection laws.

The plaintiffs and claimants seek disgorgement, restitution and/or damages in the aggregate amount of U.S. Music Royalty Fees paid by customers, as well as statutory and punitive damages where available.

To date, the actions and arbitration demands filed against Sirius XM include:

•On April 14, 2023, Ayana Stevenson and David Ambrose, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against Sirius XM in the Superior Court of the State of California, County of Contra Costa. The case was removed to the United States District Court for the Northern District of California (the “District Court”), which issued an Order on November 9, 2023 granting Sirius XM’s Motion to Compel Arbitration and dismissed the complaint. Plaintiffs appealed the District Court’s granting of the Motion, and Sirius XM cross-appealed the District Court’s dismissal in lieu of the issuance of a stay pending arbitration. The appeal and cross-appeal have been dismissed leaving the District Court’s order compelling arbitration in place.
•On May 17, 2023, Robyn Posternock, Muriel Salters and Philip Munning, individually, as private attorneys general, and on behalf of all other New Jersey persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the District of New Jersey. Sirius XM filed a Motion to Compel Arbitration on August 18, 2023. Sirius XM renewed that motion on June 14, 2024 and the motion was granted on April 15, 2025. The only remaining Plaintiff has been ordered to individual arbitration and the case has been administratively closed.
•On June 5, 2023, Christopher Carovillano and Steven Brandt, individually, as private attorneys general, and on behalf of all other U.S. persons similarly situated (excluding persons in the states of California, New Jersey and Washington), filed a class action complaint against Sirius XM in the United States District Court for the Southern District of New York (the “Southern District Court”). On February 6, 2024, the Southern District Court issued an Order denying Sirius XM’s Motion to Dismiss and Sirius XM filed an Answer to the complaint on February 20, 2024. On May 24, 2024, Sirius XM filed a Motion for Partial Summary Judgement and to Strike Class Allegations. On July 18, 2024, the Southern District Court issued an Opinion and Order granting Sirius XM's motion for partial summary judgement and striking the plaintiffs' class allegations. On January 3, 2025, Sirius XM filed another motion for summary judgment as to plaintiff's remaining individual claims and plaintiffs have opposed that motion. On January 15, 2025 plaintiffs filed a motion to dismiss their own case that Sirius XM has opposed.
•On June 1, 2024, Elenamarie Burns, Jacqueline Gardner, and Lynne Silver filed a petition on behalf of 7,628 individuals in the Commercial Division of the Supreme Court of New York, County of New York (the “Commercial Division”), seeking to compel Sirius XM to arbitrate and advance the payment of American Arbitration Association (the "AAA") arbitration fees in connection with individual arbitrations. On July 3, 2024 and March 24, 2025, petitioners filed amended petitions adding petitioners, now totaling approximately 12,000. The Commercial Division has not taken any action in connection with the merits of the amended petition. Petitioners’ opening brief in support of the amended petition was filed on April 18, 2025.
•On June 14, 2024, Kara Kirkpatrick, Gillian Maxfield, Anna Demarco and Cody Michael, individually and on behalf of all other Oregon persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the District of Oregon. Sirius XM moved to dismiss the complaint on April 2, 2025.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
•On June 21, 2024, Cindy Balmores, Justin Braswell, Deborah Garvin, and Thea Anderson, individually, as private attorneys general, and on behalf of all other Washington persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the Western District of Washington. Sirius XM moved to dismiss the complaint on March 31, 2025.
•On June 25, 2024, Denise Woods and Sherry Tapia, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the Northern District of California. Sirius XM filed a Motion to Compel Arbitration on March 21, 2025. Plaintiffs’ opposition to that motion was filed on April 21, 2025.
•On June 26, 2024, Bonnie Wilson, individually and on behalf of all other U.S. persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the Southern District of New York. Plaintiffs voluntarily dismissed this action without prejudice on January 28, 2025.
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

California Unruh Civil Rights Act Mass Arbitration. A series of mass pre-arbitration notices have been filed purportedly on behalf of approximately 41,000 claimants alleging that Pandora used age, sex and gender information from claimants to target advertising in violation of California’s Unruh Civil Rights Act, Cal. Civ. Code §§ 51–52. A petition was filed purportedly on behalf of approximately 26,000 claimants for an Order Compelling Arbitration in Los Angeles Superior Court against Pandora on January 17, 2025 and an amended petition was filed on February 14, 2025. Sirius XM opposed the amended petition on April 25, 2025.

Other Matters.  In the ordinary course of business, Sirius XM Holdings, Sirius XM and its subsidiaries, such as Pandora, are defendants in various other lawsuits, mass arbitration and individual arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases and owners of purported patents, trademarks, copyrights or other intellectual property. None of these other matters, in our opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(15)Income Taxes
In connection with the Transactions, we entered into a new Tax Sharing Agreement with Liberty Media. The Tax Sharing Agreement generally allocates taxes, tax benefits, tax items and tax-related losses between Liberty Media and us in a manner consistent with the tax sharing policies of Liberty Media in effect prior to the Split-Off, with taxes, tax benefits and tax items attributable to the assets, liabilities and activities attributed to the Liberty Formula One Group and the Liberty Live Group being allocated to Liberty Media, and taxes, tax benefits and tax items attributable to the assets, liabilities and activities attributed to the Liberty SiriusXM Group being allocated to us. In addition, the Tax Sharing Agreement includes additional provisions related to the manner in which any taxes or tax-related losses arising from the Split-Off will be allocated between the parties and provides restrictive covenants intended to preserve the generally tax-free treatment of the Transactions. The failure by a party to comply with its restrictive covenants may change the general allocation of taxes, tax benefits and tax items between the parties related to the Transactions. The parties have agreed to indemnify each other for taxes and losses allocated to them under the Tax Sharing Agreement and for taxes and losses arising from a breach by them of their respective covenants and obligations under the Tax Sharing Agreement. The Tax Sharing Agreement also includes provisions addressing the filing of tax returns, control of tax audits, cooperation on tax matters, retention of tax records, indemnification and other tax matters.
Subsequent to September 9, 2024 and as a result of the Split-Off, our current tax expense represents taxes attributable to the business carried on by us on a standalone basis. For the period from January 1, 2024 through September 9, 2024, our current tax expense was the amount of tax payable on the basis of a hypothetical, current-year separate return.
Income tax expense was $65 and $68 for the three months ended March 31, 2025 and 2024, respectively.
Our effective tax rate for the three months ended March 31, 2025 and 2024 was 24.2% and 22%, respectively. The effective tax rate for the three months ended March 31, 2025 was primarily driven by federal and state income tax expense and tax losses related to share-based compensation, partially offset by certain tax credits. The effective tax rate for the three months ended March 31, 2024 was primarily impacted by benefits related to certain tax credits, offset by the effect of state income taxes. We estimate our effective tax rate for the year ending December 31, 2025 will be approximately 22%.
During the three months ended March 31, 2025 and 2024, we recognized net tax benefits of $3 and $4, respectively, related to our tax equity investments. These recognized net tax benefits were recorded to Income tax expense in our unaudited consolidated statement of comprehensive income. During the three months ended March 31, 2025 and 2024, the net tax benefits included tax credits and other income tax benefits of $37 and $25, respectively, which were partially offset by amortization expense of $34 and $21, respectively.
As of each of March 31, 2025 and December 31, 2024, we had a valuation allowance related to deferred tax assets of $93 that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.

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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had $1 and $2 of intersegment advertising revenue during the three months ended March 31, 2025 and 2024, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Segment revenue and gross profit were as follows during the periods presented:

	For the Three Months Ended March 31, 2025
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,470	$132	$1,602
Advertising revenue	39	355	394
Other revenue	72	—	72
Total revenue	1,581	487	2,068
Cost of services
Revenue share and royalties	$(379)	$(308)	$(687)
Programming and content (a)	(129)	(15)	(144)
Other (a)(b)	(136)	(25)	(161)
Total cost of services	(644)	(348)	(992)
Segment gross profit	$937	$139	$1,076

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended March 31, 2025
Segment Gross Profit	$1,076
Subscriber acquisition costs	(100)
Sales and marketing (a)	(176)
Product and technology (a)	(63)
General and administrative (a)	(108)
Depreciation and amortization	(144)
Share-based payment expense	(50)
Impairment, restructuring and acquisition costs	(48)
Total other (expense) income	(118)
Consolidated income before income taxes	$269
(a)     Share-based payment expense of $12 related to cost of services, $14 related to sales and marketing, $10 related to product and technology and $14 related to general and administrative has been excluded for the three months ended March 31, 2025.
(b)    Sirius XM other costs of services related to customer service and billing of $93, transmission costs of $41 and cost of equipment of $2. Pandora other costs of services related to customer service and billing of $18 and transmission costs of $7.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)

	For the Three Months Ended March 31, 2024
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,547	$133	$1,680
Advertising revenue	40	362	402
Other revenue	80	—	80
Total revenue	1,667	495	2,162
Cost of services
Revenue share and royalties	$(395)	$(308)	$(703)
Programming and content (c)	(132)	(16)	(148)
Other (c)(d)	(147)	(28)	(175)
Total cost of services	(674)	(352)	(1,026)
Segment gross profit	$993	$143	$1,136

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended March 31, 2024
Segment Gross Profit	$1,136
Subscriber acquisition costs	(90)
Sales and marketing (c)	(217)
Product and technology (c)	(74)
General and administrative (c)	(111)
Depreciation and amortization	(155)
Share-based payment expense	(48)
Impairment, restructuring and acquisition costs	(32)
Total other (expense) income	(100)
Consolidated income before income taxes	$309
(c)     Share-based payment expense of $11 related to cost of services, $12 related to sales and marketing, $12 related to product and technology and $13 related to general and administrative has been excluded for the three months ended March 31, 2024.
(d)    Sirius XM other costs of services related to customer service and billing of $96, transmission costs of $49 and cost of equipment of $2. Pandora other costs of services related to customer service and billing of $19 and transmission costs of $9.
The segment gross profit above is regularly provided to chief operating decision maker to assess which segment is more profitable as well as to identify opportunities and risks to profitability within the segments to determine resource allocations accordingly.
A measure of segment assets is not currently provided to the chief operating decision maker and has therefore not been provided.
As of March 31, 2025, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three months ended March 31, 2025.

(17)Subsequent Events
Capital Return Program
On April 16, 2025, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on May 28, 2025 to stockholders of record as of the close of business on May 9, 2025.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
For the period from April 1, 2025 to April 29, 2025, we repurchased 1 shares of our common stock on the open market for an aggregate purchase price of $17, including fees and commissions.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. For example, these forward-looking statements may include, among other things, statements about our outlook and our future results of operations and financial condition; share repurchase plans; the impact of economic and market conditions; and the impact of recent acquisitions. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook” or the negative version of these words or phrases or other comparable words or phrases. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise, except as required by law.

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
•the imposition of tariffs by the United States government could have a major effect on the United States auto industry, which SiriusXM is dependent upon as a material source of new subscribers;
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
•if we are unable to maintain our advertising revenue, our results of operations will be adversely affected;
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
•we may face lawsuits, incur liability or suffer reputational harm as a result of content published or made available through our services; and
•environmental, social and governance expectations and related reporting obligations may expose us to potential liabilities, increased costs, reputational harm and other adverse effects.

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
•our holding company structure could restrict access to funds of our subsidiaries that may be needed to pay third party obligations;
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
Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K, in each case as updated by the Company’s reports and filings with the SEC.

Executive Summary
Liberty Media Transactions
Sirius XM Holdings Inc., the reporting company under this Quarterly Report on Form 10-Q, is the product of a series of transactions that closed on Monday, September 9, 2024.
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

SiriusXM
Our SiriusXM business features a wide range of content, including, music, sports, entertainment, comedy, talk and news channels, podcasts and infotainment services, all available in the United States on a subscription fee basis. SiriusXM's content bundles include live, curated, hosted and certain exclusive and on-demand programming. The SiriusXM service is distributed through our two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and SiriusXM’s website. Additionally, our user interface, “360L,” integrates satellite and streaming services into a seamless in-vehicle entertainment experience.
The primary source of revenue from the SiriusXM business is subscription fees, with most of its customers subscribing to monthly or annual plans.  Additional revenue streams include advertising on select non-music channels, direct sales of radios and accessories, and other ancillary services.   As of March 31, 2025, the SiriusXM business had approximately 32.9 million subscribers.
In addition to the audio entertainment businesses, we provide connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. We also offer a suite of data services that includes graphical weather and fuel prices, a traffic information service and real-time weather services in boats and airplanes.
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora and Off-platform
Our Pandora and Off-platform business operates a music, comedy and podcast streaming platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists and podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of March 31, 2025, Pandora had approximately 42.4 million monthly active users and 5.7 million subscribers.
The majority of revenue from Pandora is generated from advertising on Pandora's ad-supported radio service. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers. Our Pandora and Off-platform business also sells advertising on other audio platforms and in widely distributed podcasts, which we consider to be off-platform services.
Sirius XM also sells advertising on other audio platforms and in widely-distributed podcasts, which it considers to be off-platform services. Sirius XM has an arrangement with SoundCloud Holdings, LLC (“SoundCloud”) to be its exclusive ad sales representative in the U.S. and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. It also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., Sirius XM provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.
The information contained in this Quarterly Report on Form 10-Q represents a combination of the historical information of SplitCo (now renamed Sirius XM Holdings Inc.) prior to the Merger Effective Time and Old Sirius.

Results of Operations - March 31, 2025 and 2024
Set forth below are our results of operations for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended March 31,		2025 vs 2024 Change
(in millions)	2025	2024	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,470	$1,547	$(77)	(5)%
Advertising revenue	39	40	(1)	(3)%
Equipment revenue	41	50	(9)	(18)%
Other revenue	31	30	1	3%
Total Sirius XM revenue	1,581	1,667	(86)	(5)%
Pandora and Off-platform:
Subscriber revenue	132	133	(1)	(1)%
Advertising revenue	355	362	(7)	(2)%
Total Pandora and Off-platform revenue	487	495	(8)	(2)%
Total revenue	2,068	2,162	(94)	(4)%
Cost of services
Sirius XM:
Revenue share and royalties	379	395	(16)	(4)%
Programming and content	137	140	(3)	(2)%
Customer service and billing	94	97	(3)	(3)%
Transmission	42	50	(8)	(16)%
Cost of equipment	2	2	—	—%
Total Sirius XM cost of services	654	684	(30)	(4)%
Pandora and Off-platform:
Revenue share and royalties	308	308	—	—%
Programming and content	16	17	(1)	(6)%
Customer service and billing	18	19	(1)	(5)%
Transmission	8	9	(1)	(11)%
Total Pandora and Off-platform cost of services	350	353	(3)	(1)%
Total cost of services	1,004	1,037	(33)	(3)%
Subscriber acquisition costs	100	90	10	11%
Sales and marketing	190	229	(39)	(17)%
Product and technology	73	86	(13)	(15)%
General and administrative	122	124	(2)	(2)%
Depreciation and amortization	144	155	(11)	(7)%
Impairment, restructuring and other costs	48	32	16	50%
Total operating expenses	1,681	1,753	(72)	(4)%
Income from operations	387	409	(22)	(5)%
Other income (expense), net
Interest expense	(117)	(129)	12	9%
Other (expense) income, net	(1)	29	(30)	nm
Total other expense	(118)	(100)	(18)	(18)%
Income before income taxes	269	309	(40)	(13)%
Income tax expense	(65)	(68)	3	4%
Net income	$204	$241	$(37)	(15)%
nm - not meaningful

SiriusXM Revenue
SiriusXM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended March 31, 2025 and 2024, subscriber revenue was $1,470 and $1,547, respectively, a decrease of 5%, or $77. The decrease was primarily attributed to a reduction in self-pay revenue resulting from a decline in the average number of subscribers as well as lower Average Revenue Per User (“ARPU”). The lower ARPU was driven by an increase in subscribers on self-pay promotional plans, partially offset by rate increases on certain self-pay plans.
We anticipate a decline in subscriber revenues primarily driven by a reduction in the average number of subscribers.
SiriusXM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended March 31, 2025 and 2024, advertising revenue was $39 and $40, respectively, a decrease of 3%, or $1. This decline was primarily due to lower advertising demand for entertainment and comedy channels.
We expect our SiriusXM advertising revenue to grow as we continue to promote our brand and leverage co-selling initiatives across our brands and platforms.
SiriusXM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended March 31, 2025 and 2024, equipment revenue was $41 and $50, respectively, a decrease of 18%, or $9. The decrease was driven by a transition to higher cost next generation chipsets and lower chipset production.
We expect equipment revenue to remain flat as higher costs associated with the transition to our next generation chipset are projected to offset the benefits of increased production. In addition, if the imposition of tariffs by the United States government causes automakers to decrease production, we would expect equipment revenue to decline.
SiriusXM Other Revenue includes service and advisory revenue from Sirius XM Canada, revenue from our connected vehicle services and ancillary revenues.
For the three months ended March 31, 2025 and 2024, other revenue was $31 and $30, respectively, an increase of 3%, or $1. The increase was driven by higher license fees, partially offset by lower royalty revenue from Sirius XM Canada.
We expect other revenue to decrease primarily due to the impact of foreign exchange volatility from Sirius XM Canada.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For the three months ended March 31, 2025 and 2024, Pandora and Off-platform subscriber revenue was $132 and $133, respectively, a decrease of 1%, or $1. The decrease was driven by a decline in the subscriber base, partially offset by rate increases on Pandora subscription plans.
We anticipate a decline in Pandora and Off-platform subscriber revenues primarily driven by a reduction in the average number of subscribers.

Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended March 31, 2025 and 2024, Pandora and Off-platform advertising revenue was $355 and $362, respectively, a decrease of 2%, or $7. The decrease was primarily driven by reduced streaming demand, partially offset by revenue generated from podcasts.
We expect Pandora and Off-platform advertising revenue to slightly increase due to growth in off-platform monetization, including through podcasts, as well as higher technology fees.
Total Revenue
Total Revenue for the three months ended March 31, 2025 and 2024 was $2,068 and $2,162, respectively, a decrease of 4%, or $94.
SiriusXM Cost of Services
SiriusXM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
SiriusXM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as revenue share agreements with automakers, content providers and advertisers.
For the three months ended March 31, 2025 and 2024, revenue share and royalties were $379 and $395, respectively, a decrease of 4%, or $16, but increased as a percentage of total SiriusXM revenue. The decrease was driven by lower subscription revenue.
We expect our SiriusXM revenue share and royalty costs to remain flat as a percentage of revenue but to decrease overall. We project lower eligible subscription revenue, partially offset by higher royalty rates under the statutory webcasting license due to adjustments for the Consumer Price Index.
SiriusXM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended March 31, 2025 and 2024, programming and content expenses were $137 and $140, respectively, a decrease of 2%, or $3, but increased as a percentage of total SiriusXM revenue. The decline in costs was driven by lower license fees.
We expect our SiriusXM programming and content expenses to remain relatively flat.
SiriusXM Customer Service and Billing includes costs related to the operation and management of internal and third-party customer service centers, our subscriber management systems, billing and collection processes, bad debt expense, and transaction fees.
For the three months ended March 31, 2025 and 2024, customer service and billing expenses were $94 and $97, respectively, a decrease of 3%, or $3, but increased as a percentage of total SiriusXM revenue. The reduction was primarily driven by lower call center costs and bad debt expense; partially offset by higher data center expenses.
We expect our SiriusXM customer service and billing expenses to increase as a result of higher subscriber management system transition costs, partially offset by a reduction in call center costs.
SiriusXM Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios and delivery of our Internet and 360L streaming and connected vehicle services.

For the three months ended March 31, 2025 and 2024, transmission expenses were $42 and $50, respectively, a decrease of 16%, or $8, and decreased as a percentage of total SiriusXM revenue. The decrease was driven primarily by lower hosting costs associated with our streaming platform.
We expect our SiriusXM transmission expenses to increase due to higher wireless costs associated with more consumers using our 360L platform and additional satellite insurance.
SiriusXM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For each of the three months ended March 31, 2025 and 2024, cost of equipment was $2, remaining unchanged in absolute terms but increased as a percentage of total SiriusXM revenue.
We expect our SiriusXM cost of equipment to remain relatively flat.
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
For each of the three months ended March 31, 2025 and 2024, revenue share and royalties were $308 but increased as a percentage of total Pandora and Off-platform revenue. The impact of reduced listener hours was offset by an increase in per play rates and podcast revenue share.
We expect our Pandora and Off-platform revenue share and royalties to increase with the growth in our podcast revenue and higher royalty rates, including as a result of adjustments for the Consumer Price Index.
Pandora and Off-platform Programming and Content includes costs to produce owned and operated podcasts, live listener events and promote content.
For the three months ended March 31, 2025 and 2024, programming and content expenses were $16 and $17, respectively, a decrease of 6%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease was primarily attributable to lower production-related costs and personnel-related costs.
We expect our Pandora and Off-platform programming and content costs to decrease driven by lower personnel-related costs.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the three months ended March 31, 2025 and 2024, customer service and billing expenses were $18 and $19, respectively, a decrease of 5%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease was driven by lower bad debt expense and transaction fees from subscriber decline.
We expect our Pandora and Off-platform customer service and billing costs to remain relatively flat.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.

For the three months ended March 31, 2025 and 2024, Pandora and Off-Platform transmission expenses were $8 and $9, respectively, a decrease of 11%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. The relatively flat expense level reflects a decrease in bandwidth costs which were offset by slightly higher consulting costs.
We expect our Pandora and Off-platform transmission costs to increase due to higher hosting costs associated with increased AdsWizz platform fee revenue.
Operating Costs
Subscriber Acquisition Costs are costs associated with our satellite radio service. These include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios.
For the three months ended March 31, 2025 and 2024, subscriber acquisition costs were $100 and $90, respectively, an increase of 11%, or $10, and increased as a percentage of total revenue. The increase was primarily driven by contractual changes with certain automakers.
We expect subscriber acquisition costs to rise due to increased penetration with certain automakers and higher subsidies and other incentives offered to induce automakers to include our latest technology in a greater percentage of their vehicles. However, if the imposition of tariffs by the United States government causes automakers to decrease production, we would expect subscriber acquisition costs to decline.
Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; and personnel related costs including salaries, commissions, and sales support. Marketing costs include expenses related to direct mail, outbound telemarketing, email communications, social media, television and streaming performance media and third party promotional offers.
For the three months ended March 31, 2025 and 2024, sales and marketing expenses were $190 and $229, respectively, a decrease of 17%, or $39, and decreased as a percentage of total revenue. The decrease was primarily due to lower brand, streaming and in-car marketing as well as personnel-related costs.
We expect sales and marketing expenses to continue to decline as we optimize costs across all marketing activities and increase our focus on acquiring profitable subscribers.
Product and Technology consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.
For the three months ended March 31, 2025 and 2024, product and technology expenses were $73 and $86, respectively, a decrease of 15%, or $13, and decreased as a percentage of total revenue. The decrease was primarily driven by higher capitalized personnel-related costs as well as lower share-based payment expense.
We anticipate product and technology expenses to decline as we optimize our technology spend.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technology departments.
For the three months ended March 31, 2025 and 2024, general and administrative expenses were $122 and $124, respectively, a decrease of 2%, or $2, but increased as a percentage of total revenue. The decrease was primarily driven by certain state tax litigation recoveries as well as the elimination of Former Parent operating costs.
We expect our general and administrative expenses to remain relatively flat.
Depreciation and Amortization reflects the allocation of the costs of assets used in operations such as our satellite constellations, property, equipment and intangible assets over their estimated service lives.

For the three months ended March 31, 2025 and 2024, depreciation and amortization expense was $144 and $155, respectively. The decrease was primarily associated with certain acquired intangible assets that reached the end of their useful lives.
Impairment, Restructuring and Other Costs represents impairment charges, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces as well as employee severance charges and other charges associated with organizational changes and costs associated with the Transactions.
For the three months ended March 31, 2025 and 2024, impairment, restructuring and other costs were $48 and $32, respectively. During the three months ended March 31, 2025, we recorded charges of $20 associated with severance and other employee costs, $15 associated with restructuring costs and $13 related to the write-off of certain assets. During the three months ended March 31, 2024, we recorded costs associated with the Transactions of $19 and a charge of $12 primarily related to severance and other related costs.
Other (Expense) Income
Interest Expense represents the cost of interest on outstanding debt.
For the three months ended March 31, 2025 and 2024, interest expense was $117 and $129, respectively. The decrease was driven by a lower average outstanding debt balance.
Other Income (Expense), Net primarily includes realized and unrealized gains and losses from our debt measured at fair value, bond hedges, our Deferred Compensation Plan and other investments, intergroup interests, interest and dividend income, our share of the income or loss from equity investments and transaction costs related to non-operating investments.
For the three months ended March 31, 2025 and 2024, other income (expense), net was $(1) and $29, respectively. During the three months ended March 31, 2025, we recorded unrealized losses on debt measured at fair value and trading losses associated with the investments held for our Deferred Compensation Plan, partially offset by earnings on unconsolidated entity investments. During the three months ended March 31, 2024, we recorded unrealized gains on debt measured at fair value, earnings on unconsolidated entity investments and trading gains associated with the investments held for our Deferred Compensation Plan.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses and foreign withholding taxes.
For the three months ended March 31, 2025 and 2024, income tax expense was $65 and $68, respectively.
Our effective tax rate for the three months ended March 31, 2025 and 2024 was 24.2% and 22.0%, respectively. The effective tax rate for the three months ended March 31, 2025 was primarily driven by federal and state income tax expense and tax losses related to share-based compensation, partially offset by certain tax credits. The effective tax rate for the three months ended March 31, 2024 was primarily impacted by benefits related to certain tax credits, offset by the effect of state income taxes.

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

Set forth below are our subscriber balances as of March 31, 2025 compared to March 31, 2024.

	As of March 31,		2025 vs 2024 Change
(subscribers in thousands)	2025	2024	Amount	%
Sirius XM
Self-pay subscribers	31,343	31,583	(240)	(1)%
Paid promotional subscribers	1,521	1,847	(326)	(18)%
Ending subscribers	32,864	33,430	(566)	(2)%
Sirius XM Canada subscribers	2,487	2,600	(113)	(4)%

Pandora and Off-platform
Monthly active users - all services	42,357	45,023	(2,666)	(6)%
Self-pay subscribers (1)	5,705	5,992	(287)	(5)%
(1)    Pandora and Off-platform self-pay subscribers include Cloud Cover subscribers of 58 and 48 as of March 31, 2025 and 2024, respectively.
The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,		2025 vs 2024 Change
(subscribers in thousands)	2025	2024	Amount	%
Sirius XM
Self-pay subscribers	(303)	(359)	56	16%
Paid promotional subscribers	(59)	(86)	27	31%
Net additions	(362)	(445)	83	19%
Weighted average number of subscribers	32,921	33,549	(628)	(2)%
Average self-pay monthly churn	1.6%	1.7%	(0.1)%	(6)%
ARPU (1)	$14.86	$15.36	$(0.50)	(3)%
SAC, per installation	$18.86	$12.50	$6.36	51%
Pandora and Off-platform
Weighted average number of subscribers	5,727	5,959	(232)	(4)%
Ad supported listener hours (in billions)	2.35	2.49	(0.13)	(5)%
Advertising revenue per thousand listener hours (RPM)	$87.23	$90.88	$(3.65)	(4)%
Total Company
Adjusted EBITDA	$629	$650	$(21)	(3)%
Free cash flow	$56	$88	$(32)	(36)%
nm - not meaningful
(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $41 for each of the three months ended March 31, 2025 and 2024.

Sirius XM
Subscribers. At March 31, 2025, Sirius XM had approximately 32,864 subscribers, a decrease of 566, from the approximately 33,430 subscribers as of March 31, 2024. Our self-pay subscriber base declined due to lower vehicle conversion rates, partially offset by reductions in voluntary and non-pay churn. We also saw a decrease in paid promotional subscribers as we transitioned some automakers from paid promotional subscriptions to unpaid or to shorter term promotional plans.
For the three months ended March 31, 2025 and 2024, net subscriber additions were (362) and (445), respectively, an improvement of 83. Self-pay net additions improved compared to the prior year primarily due to lower churn and higher trial volumes, partially offset by lower conversion rates and streaming net additions. Paid promotional net additions also improved compared to the prior year period driven by a decrease in the trials ending during the quarter.
Sirius XM Canada Subscribers. At March 31, 2025, Sirius XM Canada had approximately 2,487 subscribers, a decrease of 113, or 4%, from the approximately 2,600 Sirius XM Canada subscribers as of March 31, 2024.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For the three months ended March 31, 2025 and 2024, our average self-pay monthly churn rate was 1.6% and 1.7%, respectively. The decrease was driven lower vehicle, non-pay and voluntary churn.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended March 31, 2025 and 2024, ARPU was $14.86 and $15.36, respectively. The decrease was driven by an increase in self-pay subscribers on promotional plans, partially offset by rate increases on certain self-pay plans.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended March 31, 2025 and 2024, SAC, per installation, was $18.86 and $12.50, respectively. The increase was driven by a transition to higher cost chipsets as well as contractual changes with certain automakers.
Pandora and Off-platform
Monthly Active Users. At March 31, 2025, Pandora had approximately 42,357 monthly active users, a decrease of 2,666 monthly active users, or 6%, from the 45,023 monthly active users as of March 31, 2024. The decrease in monthly active users was driven by higher churn and a decline in the number of new users.
Subscribers. At March 31, 2025, Pandora had approximately 5,705 subscribers, a decrease of 287, or 5%, from the approximately 5,992 subscribers as of March 31, 2024.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended March 31, 2025 and 2024, ad supported listener hours were 2,352 and 2,485, respectively, a decrease of 5%, or 133. The decrease in ad supported listener hours was primarily driven by the decline in monthly active users.
RPM is a key indicator of our ability to monetize advertising inventory created by listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended March 31, 2025 and 2024, RPM was $87.23 and $90.88, respectively. The decrease was driven by lower streaming demand and macroeconomic uncertainty.
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
For the three months ended March 31, 2025 and 2024, adjusted EBITDA was $629 and $650, respectively, a decrease of 3%, or $21. The decrease was driven by declines in subscriber and advertising revenue, partially offset by lower costs of services, sales and marketing expenses, and personnel-related costs.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended March 31, 2025 and 2024, free cash flow was $56 and $88, respectively, a decrease of 36%, or $32. The decrease was primarily driven by timing of payments, lower cash receipts and higher capital expenditures; partially offset by the elimination of Liberty deal costs.
Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the three months ended March 31, 2025 compared with the three months ended March 31, 2024.

	For the Three Months Ended March 31,
(in millions)	2025	2024	2025 vs 2024
Net cash provided by operating activities	$242	$264	$(22)
Net cash used in investing activities	(235)	(354)	119
Net cash used in financing activities	(42)	(73)	31
Net decrease in cash, cash equivalents and restricted cash	(35)	(163)	128
Cash, cash equivalents and restricted cash at beginning of period	170	315	(145)
Cash, cash equivalents and restricted cash at end of period	$135	$152	$(17)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $22 to $242 for the three months ended March 31, 2025 from $264 for the three months ended March 31, 2024.
Our largest source of cash provided by operating activities is cash generated by subscription and subscription-related revenues.  We also generate cash from the sale of advertising through the Pandora and Off-platform business, advertising on certain non-music channels on Sirius XM and the sale of satellite radios, components and accessories.  Our primary uses of cash from operating activities include revenue share and royalty payments to distributors, programming and content providers and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to vendors to service, maintain and acquire listeners and subscribers, general corporate expenditures and compensation and related costs.
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the three months ended March 31, 2025 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective investments for total cash consideration of $49. Cash flows used in investing activities in the three months ended March 31, 2024 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective equity investments for total cash consideration of $179. We spent $105 and $89 on capitalized software and hardware as well as $69 and $76 to construct satellites during the three months ended March 31, 2025 and 2024, respectively.
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
Cash flows used in financing activities in the three months ended March 31, 2025 were primarily due to the repayment of $612 of debt, the payment of cash dividends of $91, the purchase and retirement of shares of our common stock under our repurchase program of $25 and the payment of $10 for taxes in lieu of shares issued for share-based compensation, partially offset by proceeds from debt borrowings of $696. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to that certain margin loan agreement (which is no longer outstanding) of Liberty Siri MarginCo, LLC which merged with and into SplitCo following the Transactions that was secured by shares of our common stock (the “Margin Loan”) and the Credit Facility.
Cash flows used in financing activities in the three months ended March 31, 2024 were primarily due to the repayment of $267 of debt, the payment of cash dividends of $17 and the payment of $17 for taxes in lieu of shares issued for share-based compensation, partially offset by proceeds from debt borrowings of $230. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to the Convertible Notes, the Exchangeable Notes, the Margin Loan and the Credit Facility (each as defined in Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under the Credit Facility, including the Delayed Draw Incremental Term Loan.  As of March 31, 2025, $1,650 was available for future borrowing under the Credit Facility and $0 was available under the Delayed Draw Incremental Term Loan. We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases and dividend payments and to pursue strategic opportunities.
Our ability to meet our debt and other obligations depends on our future operating performance and on economic, financial, competitive and other factors.
We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our business plans or strategy may include: the acquisition of unique or compelling programming; the development and introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum and acquisitions and investments, including acquisitions and investments that are not directly related to our existing business.
We may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
We have made, and expect to continue to make, certain tax-efficient equity investments in clean energy technologies, including industrial carbon capture and storage. These investments are expected to produce tax credits and related tax losses. The payments on these equity investments will be classified as investing activities from a cash flow perspective, while the tax credits and losses will benefit our federal cash taxes in operating activities.
Stock Repurchase Program
Prior to the closing of the Transactions, the board of directors of Old Sirius had approved the repurchase of an aggregate of $18,000 of its common stock. As of the closing of the Transactions, Old Sirius’s cumulative repurchases since December 2012 under that stock repurchase program totaled 373 shares for $16,834, and $1,166 remained available under that stock repurchase program. The stock repurchase program of Old Sirius was terminated on the closing date of the Transactions.
Following the closing of the Transactions, on September 9, 2024, our board of directors authorized for repurchase an aggregate of $1,166 of our common stock. The board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions. As of March 31, 2025, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 1,397 thousand shares for $32, and $1,135 remained available for additional repurchases under our existing stock repurchase program authorization.

Dividend
On April 16, 2025, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on May 28, 2025 to stockholders of record as of the close of business on May 9, 2025.
Debt Covenants
The indentures governing Sirius XM's senior notes and the agreements governing the Credit Facility include restrictive covenants.  The indentures governing the senior notes also contain covenants that, among other things, limit Sirius XM’s ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate.  As of March 31, 2025, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Critical Accounting Policies and Estimates
For a discussion of our “Critical Accounting Policies and Estimates”, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates since December 31, 2024.
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
Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA is a Non-GAAP financial measure that excludes or adjusts for the impact of other expense (income), gain/loss on extinguishment of debt, impairment, restructuring and other costs, Former Parent operating costs, other non-cash charges such as share-based payment expense and legal settlements and reserves (if applicable). We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. As a result of large capital investments in our satellite radio system, our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of the legal settlements and reserves, impairment, restructuring and other costs, to the extent they occur during the period, is useful as they are significant expenses not incurred as part of our normal operations for the period.
Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated statements of comprehensive income of certain expenses, including share-based payment expense. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure.  Investors that wish to compare and evaluate our operating results after giving effect for these costs should refer to net income as disclosed in our consolidated statements of comprehensive income. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies and should not be considered in isolation, as a substitute for or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income to the adjusted EBITDA is calculated as follows:

	For the Three Months Ended March 31,
	2025	2024
Net income:	$204	$241
Add back items excluded from Adjusted EBITDA:
Former Parent operating costs	—	6
Impairment, restructuring and other costs	48	32
Share-based payment expense (1)	50	48
Depreciation and amortization	144	155
Interest expense	117	129
Other expense (income), net	1	(29)
Income tax expense	65	68
Adjusted EBITDA	$629	$650
(1)Allocation of share-based payment expense:

	For the Three Months Ended March 31,
	2025	2024
Programming and content	$9	$9
Customer service and billing	1	1
Transmission	2	1
Sales and marketing	14	12
Product and technology	10	12
General and administrative	14	13
Total share-based payment expense	$50	$48

Free cash flow - is derived from cash flow provided by operating activities, net of additions to property and equipment and purchases of other investments. Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We exclude from free cash flow certain items that do not relate to the on-going performance of our business, such as cash flows related to acquisitions, strategic and short-term investments, including tax efficient investments in clean energy as well as net loan activity with related parties and other equity investees. We believe free cash flow is an indicator of the long-term financial stability of our business.  Free cash flow, which is reconciled to “Net cash provided by operating activities”, is a Non-GAAP financial measure.  This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding Restricted and other investment activity from “Net cash provided by operating activities” from the consolidated statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies.  Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition and to compare our operating performance to other communications, entertainment and media companies. Free cash flow is calculated as follows:

	For the Three Months Ended March 31,
	2025	2024
Cash Flow information
Net cash provided by operating activities	$242	$264
Net cash used in investing activities	(235)	(354)
Net cash used in financing activities	(42)	(73)
Free Cash Flow
Net cash provided by operating activities	242	264
Additions to property and equipment	(189)	(174)
Sales (purchases) of other investments	3	(2)
Free cash flow (1)	$56	$88
(1)Compared to Old Sirius’s free cash flow, the cash flow for Sirius XM Holdings is impacted by the additional interest payments related to Liberty Media’s debt attributed to SplitCo as well as corporate costs.
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended March 31,
	2025	2024
Subscriber acquisition costs, excluding connected vehicle services	$100	$90
Less: margin from sales of radios and accessories, excluding connected vehicle services	(39)	(48)
	$61	$42
Installations (in thousands)	3,255	3,397
SAC, per installation (a)	$18.86	$12.50
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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of March 31, 2025, we had $1,173 million principal amount of variable rate debt with a weighted average interest rate of 6.5% and $9,325 million principal amount of fixed rate debt with a weighted average interest rate of 4.3%.
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

As of March 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 14 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Part I, “Item 1A. Risk
Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the Securities and
Exchange Commission on January 30, 2025.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of March 31, 2025, our board of directors approved for repurchase an aggregate of $1.166 billion of our common stock.  The board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions.
As of March 31, 2025, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 1,397 thousand shares for $32 million, and $1.135 billion remained available for additional repurchases under our existing stock repurchase program authorization.
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2025 - January 31, 2025	573,653	$22.04	573,653	$1,147,014,999
February 1, 2025 - February 28, 2025	103,454	$24.28	103,454	$1,144,502,713
March 1, 2025 - March 31, 2025	418,932	$23.16	418,932	$1,134,802,329
Total	1,096,039	$22.68	1,096,039

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

10.1
Transition Letter to Employment Agreement dated January 2, 2025 between Sirius XM Radio LLC and Patrick L. Donnelly (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on January 3, 2025 (File No. 001-34295)).

10.2
Employment Agreement, dated as of February 17, 2025, between Sirius XM Radio LLC and Richard N. Baer (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on February 18, 2025 (File No. 001-34295)).

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

SIRIUS XM HOLDINGS INC.

Dated:	May 1, 2025	By:	/s/ THOMAS D. BARRY
Thomas D. Barry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)