Form 10-Q
period 2025-06-30
SIRIUS XM HOLDINGS INC.
filed 2025-07-31
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

(Class)	(Outstanding as of July 29, 2025)
Common stock, $0.001 par value	336,740,461	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenue:
Subscriber revenue	$1,629	$1,658	$3,231	$3,338
Advertising revenue	432	443	826	845
Equipment revenue	46	47	87	97
Other revenue	31	30	62	60
Total revenue	2,138	2,178	4,206	4,340
Operating expenses:
Cost of services:
Revenue share and royalties	722	708	1,409	1,411
Programming and content	151	148	304	305
Customer service and billing	111	108	223	224
Transmission	45	57	95	115
Cost of equipment	2	2	4	5
Subscriber acquisition costs	107	92	207	182
Sales and marketing	185	228	375	457
Product and technology	56	71	129	157
General and administrative	166	116	288	240
Depreciation and amortization	121	156	265	311
Impairment, restructuring and other costs	107	21	155	53
Total operating expenses	1,773	1,707	3,454	3,460
Income from operations	365	471	752	880
Other income (expense), net
Interest expense	(116)	(126)	(233)	(255)
Other income, net	15	85	14	114
Total other expense	(101)	(41)	(219)	(141)
Income before income taxes	264	430	533	739
Income tax expense	(59)	(76)	(124)	(144)
Net income	205	354	409	595
Less net income attributable to noncontrolling interests	—	50	—	92
Net income attributable to Sirius XM Holdings Inc.	$205	$304	$409	$503
Net income per common share:
Basic	$0.61	$1.05	$1.21	$1.76
Diluted	$0.57	$0.74	$1.16	$1.37
Weighted average common shares outstanding:
Basic	338	338	338	338
Diluted	357	378	357	375

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$205	$354	$409	$595
Credit risk on fair value debt instrument losses, net of tax	(8)	17	(7)	(14)
Foreign currency translation adjustment, net of tax	4	(5)	5	(14)
Total comprehensive income	$201	$366	$407	$567
Less: comprehensive income attributable to noncontrolling interests	—	50	—	92
Comprehensive income attributable to Sirius XM Holdings Inc.	$201	$316	$407	$475

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$92	$162
Receivables, net	662	676
Related party current assets	24	21
Prepaid expenses and other current assets	267	290
Total current assets	1,045	1,149
Property and equipment, net	2,146	2,109
FCC licenses	8,610	8,610
Other intangible assets, net	1,517	1,579
Goodwill	12,390	12,390
Equity method investments	1,002	1,043
Other long-term assets	616	641
Total assets	$27,326	$27,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,160	$1,284
Accrued interest	170	172
Current portion of deferred revenue	1,033	1,050
Current maturities of debt	61	61
Other current liabilities	47	48
Related party current liabilities	99	116
Total current liabilities	2,570	2,731
Long-term deferred revenue	87	82
Long-term debt, including $596 and $594 measured at fair value, respectively (Note 11)	10,136	10,314
Deferred tax liabilities	2,186	2,220
Other long-term liabilities	1,018	1,100
Total liabilities	15,997	16,447
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, par value $0.001 per share; 900 shares authorized; 337 and 339 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Accumulated other comprehensive loss, net of tax	(48)	(46)
Additional paid-in capital	—	—
Treasury stock, at cost; 26 thousand shares of common stock at each of June 30, 2025 and December 31, 2024	(1)	(1)
Retained earnings	11,378	11,121
Total stockholders’ equity	11,329	11,074
Total liabilities and stockholders’ equity	$27,326	$27,521

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Three Months Ended June 30, 2025
	Common Stock					Treasury Stock
	Shares	Amount	Retained earnings	Accumulated other comprehensive loss	Additional Paid-in Capital	Shares	Amount	Total equity
(in millions)
Balance at March 31, 2025	339	$—	$11,257	$(44)	$—	$—	$(1)	$11,212
Net income	—	—	205	—	—	—	—	205
Other comprehensive loss	—	—	—	(4)	—	—	—	(4)
Share-based compensation	—	—	—	—	58	—	—	58
Withholding taxes on net share settlements of share-based compensation	—	—	—	—	(5)	—	—	(5)
Dividends paid	—	—	(84)	—	(8)	—	—	(92)
Shares repurchased	—	—	—	—	—	2	(45)	(45)
Shares retired	(2)	—	—	—	(45)	(2)	45	—
Balance at June 30, 2025	337	$—	$11,378	$(48)	$—	$—	$(1)	$11,329
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Three Months Ended June 30, 2024
	Total Former Parent's Investment
	Former Parent's investment	Retained earnings	Accumulated other comprehensive (loss) income	Noncontrolling interest	Total equity
(in millions)
Balance at March 31, 2024	$(5,270)	$15,555	$(32)	$3,071	$13,324
Net income	—	304	—	50	354
Other comprehensive income (loss)	—	—	13	(1)	12
Share-based compensation	45	—	—	9	54
Exercise of options and RSU vestings in period	(12)	—	—	12	—
Withholding taxes on net share settlements of share-based compensation	(6)	—	—	—	(6)
Dividends paid	—	—	—	(17)	(17)
Other, net	1	—	—	—	1
Balance at June 30, 2024	$(5,242)	$15,859	$(19)	$3,124	$13,722
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Six Months Ended June 30, 2025
	Common Stock					Treasury Stock
	Shares	Amount	Retained earnings	Accumulated other comprehensive loss	Additional Paid-in Capital	Shares	Amount	Total equity
(in millions)
Balance at December 31, 2024	339	$—	$11,121	$(46)	$—	$—	$(1)	$11,074
Net income	—	—	409	—	—	—	—	409
Other comprehensive loss	—	—	—	(2)	—	—	—	(2)
Share-based compensation	—	—	—	—	117	—	—	117
Exercise of options and RSU vestings in period	1	—	—	—	—	—	—	—
Withholding taxes on net share settlements of share-based compensation	—	—	—	—	(16)	—	—	(16)
Dividends paid	—	—	(152)	—	(31)	—	—	(183)
Shares repurchased	—	—	—	—	—	3	(70)	(70)
Shares retired	(3)	—	—	—	(70)	(3)	70	—
Balance at June 30, 2025	337	$—	$11,378	$(48)	$—	$—	$(1)	$11,329
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Six Months Ended June 30, 2024
	Total Former Parent's Investment
	Former Parent's investment	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
(in millions)
Balance at December 31, 2023	$(5,284)	$15,353	$7	$3,026	$13,102
Net income	—	503	—	92	595
Change in accounting method	—	3	—	—	3
Other comprehensive loss	—	—	(26)	(2)	(28)
Share-based compensation	90	—	—	17	107
Exercise of options and RSU vestings in period	(25)	—	—	25	—
Withholding taxes on net share settlements of share-based compensation	(23)	—	—	—	(23)
Dividends paid	—	—	—	(34)	(34)
Balance at June 30, 2024	$(5,242)	$15,859	$(19)	$3,124	$13,722
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$409	$595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265	311
Non-cash impairment and restructuring costs	109	1
Non-cash interest expense, net of amortization of premium	9	8
Realized and unrealized gains on financial instruments, net	(4)	(100)
Share of losses of equity method investments, net	59	57
Share-based payment expense	97	96
Deferred income tax benefit	(34)	(33)
Amortization of right-of-use assets	21	24
Other charges, net	19	28
Changes in operating assets and liabilities:
Receivables and other assets	(5)	24
Deferred revenue	(12)	(72)
Payables and other liabilities	(145)	(186)
Net cash provided by operating activities	788	753
Cash flows from investing activities:
Additions to property and equipment	(334)	(347)
Other investing activities, net	(63)	(203)
Net cash used in investing activities	(397)	(550)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(16)	(23)
Revolving credit facility borrowings	797	1,352
Revolving credit facility repayments	(797)	(1,002)
Repayments of long-term borrowings	(192)	(603)
Common stock repurchased and retired	(70)	—
Dividends paid	(183)	(34)
Other financing activities, net	—	(4)
Net cash used in financing activities	(461)	(314)
Net decrease in cash, cash equivalents and restricted cash	(70)	(111)
Cash, cash equivalents and restricted cash at beginning of period (1)	170	315
Cash, cash equivalents and restricted cash at end of period (1)	$100	$204

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2025	2024
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$225	$242
Income taxes paid	$115	$106
Non-cash investing and financing activities:
Tax equity investments	$13	$757

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

	As of June 30,
(in millions)	2025	2024
Cash and cash equivalents	$92	$188
Restricted cash included in Prepaid expenses and other current assets	—	8
Restricted cash included in Other long-term assets	8	8
Total cash, cash equivalents and restricted cash at end of period	$100	$204

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
The accompanying (a) consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements, and (b) the interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on January 30, 2025. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
results for such periods have been included. Interim results are not necessarily indicative of results that may be expected for a full year. All significant intercompany transactions have been eliminated in consolidation.
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
SiriusXM
The SiriusXM business features music, sports, entertainment, comedy, talk, and news channels and other content, as well as podcasts and infotainment services in the United States on a subscription fee basis. SiriusXM packages include live, curated, hosted and certain exclusive and on-demand programming. The SiriusXM service is distributed through SiriusXM’s two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and SiriusXM’s website. The SiriusXM service is also available through an in-car user interface called “360L” that combines SiriusXM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
The primary source of revenue from the SiriusXM business is subscription fees, with most of its customers subscribing to monthly or annual plans.  SiriusXM also derives revenue from advertising on select non-music channels, which is sold under the SiriusXM Media brand, direct sales of satellite radios and accessories, and other ancillary services.  As of June 30, 2025, the SiriusXM business had approximately 32.8 million subscribers.
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
Pandora and Off-platform
The Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of June 30, 2025, Pandora had approximately 5.7 million subscribers.

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
Effects of the Transactions
Prior to the closing of the Transactions, a portion of Liberty Media’s general and administrative expenses, including certain legal, tax, accounting, treasury and investor relations support of $6 and $12 for the three and six months ended June 30, 2024, respectively, were allocated to SplitCo and are included in General and administrative in the unaudited consolidated statements of operations. There were no allocated costs during the three and six months ended June 30, 2025. In addition, during the three and six months ended June 30, 2024, we incurred costs related to the Transactions of $18 and $37, respectively, which were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations. There were no costs related to the Transactions incurred during the three and six months ended June 30, 2025.
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
Recent Accounting Pronouncements
Accounting Standard Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09 on our annual income tax disclosures. We expect the standard will expand the disclosures provided in our annual financial statements, particularly in the rate reconciliation and cash taxes paid sections, but do not anticipate that adoption will have a material effect on our consolidated results of operations, financial position, or cash flows. We plan to adopt ASU 2023-09 for the annual period ending December 31, 2025.
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

(2)Net Income per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and six months ended June 30, 2025 and 2024.
In calculating basic net income per common share, we used 338 common shares for each of the three and six months ended June 30, 2024 which was the weighted average number of shares of Liberty Media's Series A, Series B, and Series C Liberty SiriusXM common stock and Old Sirius's common stock as converted by the Redemption and Merger exchange ratios as no SplitCo shares were outstanding during that period. In calculating diluted net income per common share, we used 378 and 375 of diluted common shares for the three and six months ended June 30, 2024, respectively, which was the weighted average number of shares of Liberty Media's Series A, Series B, and Series C Liberty SiriusXM common stock and Old Sirius's common stock adjusted for the impact of dilutive instruments as converted by the Redemption and Merger exchange ratios, as no SplitCo shares were outstanding during those periods.
Common stock equivalents of 33 and 24 for the three months ended June 30, 2025 and 2024, respectively, and 32 and 21 for the six months ended June 30, 2025 and 2024, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income available to common stockholders for basic net income per common share	$205	$304	$409	$503
Net income attributable to noncontrolling interest	—	50	—	92
Total net income	205	354	409	595
Effect of assumed conversions of convertible notes, net of tax	(3)	(74)	4	(81)
Net income available to common stockholders for dilutive net income per common share	$202	$280	$413	$514
Denominator:
Weighted average common shares outstanding for basic net income per common share	338	338	338	338
Weighted average impact of assumed convertible and exchangeable notes	18	39	18	36
Weighted average impact of dilutive equity instruments	1	1	1	1
Weighted average shares for diluted net income per common share	357	378	357	375
Net income per common share:
Basic	$0.61	$1.05	$1.21	$1.76
Diluted	$0.57	$0.74	$1.16	$1.37

(3)Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of June 30, 2025 and December 31, 2024, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. Due to the variable rate nature of the Credit Facility (including the Delayed Draw Incremental Term Loan), each as defined in Note 11, and the Margin Loan (as defined below), we believe that the carrying amount approximated fair value at June 30, 2025 and December 31, 2024. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:
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
Our assets and liabilities measured at fair value were as follows:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$—	$—	$—	$—	$1	$—	$—	$1
Financial instruments(a)	$59	$—	$—	$59	$60	$—	$—	$60
Debt (b)	$—	$596	$—	$596	$—	$594	$—	$594
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Debt measured at fair value (a)	7	80	4	95
Other	—	2	—	5
Total	$7	$82	$4	$100
(a)We elected to account for the 2.75% exchangeable senior debentures due 2049 (which are no longer outstanding) that were assumed as part of the Transactions (the “Exchangeable Notes”) and Convertible Notes using the fair value option. The Exchangeable Notes and the Convertible Notes were the obligations of Sirius XM Holdings. Sirius XM was not an obligor or guarantor of either the Exchangeable Notes or the Convertible Notes. Changes in the fair value of the Exchangeable Notes and Convertible Notes recognized in the unaudited consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable or convertible. We isolate the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognize such amount in other comprehensive earnings (loss). The change in the fair value of the Exchangeable Notes and Convertible Notes attributable to changes in the instrument specific credit risk was a loss of $8 and a gain of $18 for the three months ended June 30, 2025 and 2024, respectively, and a loss of $7 and a loss of $13 for the six months ended June 30, 2025 and 2024, respectively. The cumulative change in fair value since issuance was a loss of $16 as of June 30, 2025, net of the recognition of previously unrecognized gains and losses.

(4)Impairment, Restructuring and Other Costs
During the three and six months ended June 30, 2025, impairment, restructuring and other costs were $107 and $155, respectively. During the three months ended June 30, 2025, we recorded a charge of $97 associated with impairments related to terminated software projects, other restructuring related costs of $6 and severance and other employee costs of $4. During the six months ended June 30, 2025, we recorded a charge of $109 associated with impairments related to terminated software projects, other restructuring related costs of $22 and severance and other employee costs of $24. The restructuring and related impairment charges were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations.
During the three and six months ended June 30, 2024, impairment, restructuring and other costs were $21 and $53, respectively. During the three months ended June 30, 2024, we recorded costs associated with the Transactions of $18 and a charge of $3 associated with severance and other employee costs. During the six months ended June 30, 2024, we recorded costs associated with the Transactions of $37, a charge of $15 associated with severance and other employee costs, and impairments, primarily related to terminated software projects and vacated office space, of $1. The restructuring and related

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
impairment charges were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations.

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
Receivables, net, consists of the following:

	June 30, 2025	December 31, 2024
Gross customer accounts receivable	$581	$606
Allowance for doubtful accounts	(10)	(10)
Customer accounts receivable, net	$571	$596
Receivables from distributors	59	56
Other receivables	32	24
Total receivables, net	$662	$676

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
As of June 30, 2025, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, the cumulative balance of goodwill impairments recorded was $3,775, of which $2,819 was recognized during the year ended December 31, 2024 and is included in the carrying amount of the goodwill allocated to our SiriusXM reporting unit and $956 of which was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of June 30, 2025, the carrying amount of goodwill for our SiriusXM and Pandora and Off-platform reporting units was $11,431 and $959, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(7)Intangible Assets
Our intangible assets include the following:

		June 30, 2025			December 31, 2024
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Recorded to Sirius XM Reporting Unit:
Indefinite life intangible assets:
FCC licenses	Indefinite	$8,610	$—	$8,610	$8,610	$—	$8,610
Trademarks	Indefinite	930	—	930	930	—	930
Definite life intangible assets:
Customer relationships	15 years	570	(475)	95	570	(456)	114
OEM relationships	15 years	220	(171)	49	220	(164)	56
Licensing agreements	15 years	285	(252)	33	285	(245)	40
Software and technology	7 years	28	(24)	4	28	(23)	5
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(357)	85	442	(331)	111
Software and technology	5 years	391	(382)	9	391	(380)	11
Total intangible assets		$11,788	$(1,661)	$10,127	$11,788	$(1,599)	$10,189

Indefinite Life Intangible Assets
We have identified our Federal Communications Commission (“FCC”) licenses and XM and Pandora trademarks as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.
We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. Each of the FCC licenses authorizes us to use radio spectrum, a reusable resource that does not deplete or exhaust over time. We hold FCC licenses which allow us the use of 25 MHz for our Sirius and XM satellite networks (12.5 MHz for the Sirius network and 12.5 MHz for the XM network). In 2024, we acquired the licenses in the 2.3 GHz Wireless Communications Service (“WCS”) C and D Blocks. This WCS spectrum consists of 5 MHz of unpaired blocks each, with “C block” being located at 2315-2320 MHz and “D block” being located at 2345-2350 MHz.
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of June 30, 2025, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three and six months ended June 30, 2025 and 2024.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $31 for each of the three months ended June 30, 2025 and 2024 and $62 and $69 for the six months ended June 30, 2025 and 2024, respectively. There were no retirements or impairments of definite lived intangible assets during the six months ended June 30, 2025 and 2024.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The expected amortization expense for each of the fiscal years 2025 through 2029 and for periods thereafter is as follows:

Years ending December 31,	Amount
2025 (remaining)	$62
2026	123
2027	75
2028	15
2029	—
Thereafter	—
Total definite life intangible assets, net	$275

(8)Property and Equipment
Property and equipment, net, consists of the following:

	June 30, 2025	December 31, 2024
Satellite system	$1,889	$1,598
Capitalized software and hardware	2,532	2,429
Construction in progress	828	988
Other	722	718
Total property and equipment	5,971	5,733
Accumulated depreciation	(3,825)	(3,624)
Property and equipment, net	$2,146	$2,109
Construction in progress consists of the following:

	June 30, 2025	December 31, 2024
Satellite system	$588	$751
Capitalized software and hardware	198	197
Other	42	40
Construction in progress	$828	$988
Depreciation and amortization expense on property and equipment was $90 and $125 for the three months ended June 30, 2025 and 2024, respectively, and $203 and $242 for the six months ended June 30, 2025 and 2024, respectively. During the three and six months ended June 30, 2024, we retired property and equipment of $45 and $55, respectively. Refer to Note 4 for information regarding impairment charges recorded on our property and equipment during the three and six months ended June 30, 2025 and 2024.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $6 for each of the three months ended June 30, 2025 and 2024, and $13 and $12 for the six months ended June 30, 2025 and 2024, respectively, which related to the construction of our SXM-9 satellite, which launched in December 2024, and our SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $11 and $6 for the three months ended June 30, 2025 and 2024, respectively, and $20 and $11 for the six months ended June 30, 2025 and 2024, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Satellites
As of June 30, 2025, we operated a fleet of five satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of June 30, 2025:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025 (a)
SIRIUS FM-6	2013	2028	2030
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
SXM-9	2025	2040	2033
(a)We filed an application with the FCC to extend the license for our SIRIUS FM-5 satellite on July 7, 2025 and expect it to be granted routinely.
On June 7, 2025, our SXM-10 satellite was successfully launched into orbit and completed in-orbit testing on July 14, 2025.
On January 29, 2025, our SXM-9 satellite successfully completed in-orbit testing and was placed into service. Our SXM-9 satellite replaced our SXM-8 satellite in the XM constellation, with SXM-8 becoming an in-orbit spare. During the three months ended March 31, 2025, we removed our XM-3 satellite from service and are in the process of de-orbiting the satellite, which we expect to be completed by the end of 2025.

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
The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$13	$16	$27	$31
Finance lease cost	1	2	3	3
Sublease income	(1)	(1)	(2)	(2)
Total lease cost	$13	$17	$28	$32

(10)Related Party Transactions
In the normal course of business, we enter into transactions with our equity method investments (tax equity investments, Sirius XM Canada and SoundCloud) which are considered related party transactions. Our Former Parent was a related party prior to 2025.
Tax Equity Investments
We made tax-efficient investments of $19 and $23 during the three months ended June 30, 2025 and 2024, respectively, and $68 and $202 during the six months ended June 30, 2025 and 2024, respectively, in clean energy technology projects. Effective January 1, 2024, we adopted ASU 2023-02 using the modified retrospective approach and now account for these investments under the proportional amortization method. As of June 30, 2025, the unamortized investment balance of these

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
investments totaled $829 and was reported within Equity method investments in our unaudited consolidated balance sheets. Under the proportional amortization method, the investment balance is amortized over the term of the investments in proportion to the current period income tax benefits relative to the total expected income tax benefits. Additionally, we recorded liabilities of $680 related to future contractual and contingent payments which we determined to be probable. Of this amount, $99 is presented in Related party current liabilities with the balance included in Other long-term liabilities in our unaudited consolidated balance sheets.

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
Sirius XM and Sirius XM Canada are parties to an amended and restated services and distribution agreement. Pursuant to this agreement, the fee payable by Sirius XM Canada to Sirius XM was modified from a fixed percentage of revenue to a variable fee, based on a target operating profit for Sirius XM Canada. This variable fee is expected to be evaluated annually based on comparable companies. In accordance with the amended and restated services and distribution agreement, the fee is payable on a monthly basis, in arrears.
Our Equity method investments as of June 30, 2025 and December 31, 2024 included the carrying value of our investment balance in Sirius XM Canada of $100 and $89, respectively, and, as of each of June 30, 2025 and December 31, 2024, also included $7 for the long-term value of the outstanding loan to Sirius XM Canada.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of operations of $25 and $23 during the three months ended June 30, 2025 and 2024, respectively, and $47 during each of the six months ended June 30, 2025 and 2024.

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
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $13 and $15 for the three months ended June 30, 2025 and 2024, respectively, and $26 and $30 for the six months ended June 30, 2025 and 2024, respectively. We also had related party liabilities of $17 and $20 as of June 30, 2025 and December 31, 2024, respectively, related to this agreement.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(11)Debt
Our debt as of June 30, 2025 and December 31, 2024 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	June 30, 2025	June 30, 2025	December 31, 2024
Sirius XM Holdings notes and loans:
Sirius XM Holdings(b)	March 2023	3.75% Convertible Senior Notes	March 15, 2028	Semi-annually in arrears on March 15 and September 15	$575	$596	$594
Sirius XM notes and loans:
Sirius XM(c)	September 2024	Incremental Term Loan (the “Delayed Draw Incremental Term Loan”)	September 9, 2027	variable fee paid quarterly	900	900	1,086
Sirius XM	December 2012	Senior Secured Revolving Credit Facility (the “Credit Facility”)	August 31, 2026	variable fee paid quarterly	—	—	—
Sirius XM(c)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	997	996
Sirius XM(c)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,496	1,495
Sirius XM(c)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,990	1,988
Sirius XM(c)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,243	1,243
Sirius XM(c)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,491	1,490
Sirius XM(c)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,489	1,488
Sirius XM	Various	Finance leases	Various	n/a	n/a	8	11
Total debt						10,210	10,391
Less: total current maturities						61	61
Less: total deferred financing costs, net						13	16
Total long-term debt						$10,136	$10,314
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
Sirius XM Holdings notes and loans:
3.75% Convertible Senior Notes due 2028
On March 10, 2023, Liberty Media issued $575 aggregate principal amount of its 3.75% convertible notes due 2028 (the “Convertible Notes”). In connection with the Transactions, we assumed all of the obligations of Liberty Media under the indenture governing the Convertible Notes. The Convertible Notes accrue interest at a rate of 3.75% per annum and mature on March 15, 2028. As of June 30, 2025, the conversion rate for the Convertible Notes was 30.7349 shares (not in millions) of our common stock per $1,000 principal amount (not in millions) of Convertible Notes, equivalent to a conversion price of approximately $32.54 per share of our common stock (not in millions).

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
Sirius XM notes and loans:
The Credit Facility
In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and by Sirius XM Inc. and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries. From and after July 1, 2023, Sirius XM's borrowings are based on the SOFR plus an applicable rate based on its debt to operating cash flow ratio. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis. The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of June 30, 2025. All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited consolidated balance sheets due to the long-term maturity of this debt.
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
As of June 30, 2025, no amount was outstanding under the Credit Facility and $900 was outstanding under the Delayed Draw Incremental Term Loan.
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
Fair Value of Debt
The fair values, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM’s debt securities, not reported at fair value, whose carrying value does not approximate fair value, are as follows:

	June 30, 2025	December 31, 2024
Sirius XM 3.125% Senior Notes due 2026	$980	$960
Sirius XM 5.0% Senior Notes due 2027	$1,487	$1,459
Sirius XM 4.0% Senior Notes due 2028	$1,915	$1,843
Sirius XM 5.50% Senior Notes due 2029	$1,239	$1,198
Sirius XM 4.125% Senior Notes due 2030	$1,378	$1,311
Sirius XM 3.875% Senior Notes due 2031	$1,331	$1,258

(12)Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 900 shares of common stock. There were 337 and 339 shares of common stock issued and outstanding at June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, there were 35 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Sirius XM Holdings equity activity
All share and per share amounts have been adjusted to reflect the conversion of Old Sirius shares into SplitCo common stock on a one-for-ten basis.
Quarterly Dividends
During the six months ended June 30, 2025 and 2024, our board of directors declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
2025 dividends
January 22, 2025	$0.27	February 7, 2025	$91	February 25, 2025
April 16, 2025	$0.27	May 9, 2025	$92	May 28, 2025

2024 dividends
January 24, 2024	$0.266	February 9, 2024	$102	February 23, 2024
April 24, 2024	$0.266	May 10, 2024	$103	May 29, 2024
(1)During the three and six months ended June 30, 2024, we paid dividends of $17 and $34, respectively, to noncontrolling interests.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Stock Repurchase Program
As of June 30, 2025, our board of directors approved for repurchase an aggregate of $1,166 of our common stock.  The board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions.
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
Following the closing of the Transactions, on September 9, 2024, our board of directors authorized for repurchase an aggregate of $1,166 of our common stock. As of June 30, 2025, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 3,510 thousand shares for $77, of which 3,210 thousand shares were repurchased during the six months ended June 30, 2025 for $70 and $1,090 remained available for additional repurchases under our existing stock repurchase program authorization.
The following table summarizes our total share repurchase activity for the six months ended:

	June 30, 2025		June 30, 2024
Share Repurchase Type	Shares (in thousands)	Amount	Shares (in thousands)	Amount
Open Market Repurchases(a)	3,210	$70	—	$—
(a)As of June 30, 2025, $1 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statement of equity.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(13)Benefit Plans

Included in the accompanying unaudited consolidated statements of operations are the following amounts of share-based compensation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cost of services:
Programming and content	$10	$9	$19	$17
Customer service and billing	2	1	3	2
Transmission	1	1	3	3
Sales and marketing	12	11	26	23
Product and technology	8	11	18	23
General and administrative	14	15	28	28
	$47	$48	$97	$96
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
At the time of the Split-Off, outstanding stock options to purchase shares of SplitCo common stock were accelerated and became fully vested and exchanged into stock options to purchase shares of our common stock adjusted based on the exchange ratio identified in the Liberty Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “SplitCo Award Exchange Ratio”). The RSAs and RSUs with respect to shares of SplitCo common stock accelerated, became fully vested, and are treated as outstanding shares of our common stock and as such were exchanged into shares of our common stock based on the SplitCo Award Exchange Ratio. Following the Split-Off, a portion of the outstanding stock options to purchase shares of our common stock are to be settled in cash as the underlying shares were not registered, and therefore these awards were classified as liability awards and will be remeasured at each reporting date. As of June 30, 2025, we recognized a liability of $2 related to these awards which is recorded in Accounts payable and accrued expenses in our unaudited consolidated balance sheets.

Sirius XM Holdings Awards
2024 Long-Term Stock Incentive Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. 2024 Long-Term Stock Incentive Plan (the “2024 Plan”). Employees, consultants and non-employee members of Sirius XM Holdings’ board of directors are eligible to receive awards under the 2024 Plan. The 2024 Plan provides for the grant of stock options, stock appreciation rights (“SARs”), RSAs, RSUs and other stock-based awards that the compensation committee of our board of directors deems appropriate. Stock-based awards granted under the 2024 Plan are generally subject to a graded vesting requirement. Stock options generally expire ten years from the date of grant. RSUs include performance-based RSUs (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee’s continued employment. Each RSU entitles the holder to receive one share of common stock upon vesting. As of June 30, 2025, 25 shares of our common stock were available for future grants under the 2024 Plan.
Transitional Stock Adjustment Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). Current and former employees and consultants of Liberty Media or a former direct or indirect subsidiary of Liberty Media, any successor of any such former subsidiary, and the parent company (directly or indirectly) of any such former subsidiary or successor (collectively, a “Qualifying Subsidiary”) or a

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
member of the board of directors of Liberty Media or a Qualifying Subsidiary and in each case, who, as of September 9, 2024, (a) held an outstanding option of any series of Liberty Media’s Liberty SiriusXM common stock (a “Liberty Media SiriusXM Option Award”) pursuant to (i) the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015), as amended, (ii) the Liberty Media Corporation 2013 Nonemployee Director Plan (Amended and Restated as of December 17, 2015), as amended, (iii) the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended, (iv) the Liberty Media Corporation 2022 Omnibus Incentive Plan, as amended, and/or (v) any other stock option or incentive plan adopted or assumed by Liberty Media (each, a “Liberty Media Incentive Plan”) and (b) received an option under the Transitional Plan in accordance with the terms of the Reorganization Agreement were eligible to receive awards under the Transitional Plan. The Transitional Plan provided for the grant of stock options. Stock options were subject to all the terms and conditions of the applicable Liberty Media Incentive Plan and associated instrument under which the corresponding Liberty Media Sirius XM Option Award was made. As of June 30, 2025, 3 shares of our common stock were reserved for issuance in connection with outstanding stock based awards in connection with the Transitional Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees under the Sirius XM Awards during the three and six months ended June 30, 2024:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2024	2024
Risk-free interest rate	4.7%	4.4%
Expected life of options — years	3.75	3.76
Expected stock price volatility	41%	40%
Expected dividend yield	3.9%	2.8%
There were no options granted during the three and six months ended June 30, 2025.
The following table summarizes stock option activity under our share-based plans for the six months ended June 30, 2025:

	Options	WAEP	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	18	$49.69
Granted	—	$—
Exercised	—	$1.10
Forfeited, cancelled or expired	(1)	$49.08
Outstanding as of June 30, 2025	17	$49.75	3.79	$—
Exercisable as of June 30, 2025	14	$50.34	3.18	$—
The total intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was less than $1 and $1, respectively.  During each of the six months ended June 30, 2025 and 2024, the number of net settled shares issued as a result of stock option exercises was less than 1.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The following table summarizes the RSU, including PRSU, activity under our share-based plans for the six months ended June 30, 2025:

	Shares	GDFV Per Share
Nonvested as of January 1, 2025	12	$42.33
Granted	10	$25.59
Vested	(2)	$55.74
Forfeited	(2)	$34.24
Nonvested as of June 30, 2025	18	$31.96
The total intrinsic value of RSUs, including PRSUs, vesting during the six months ended June 30, 2025 and 2024 was $38 and $51, respectively. During the six months ended June 30, 2025, the number of net settled shares issued as a result of RSUs vesting totaled 1. During the six months ended June 30, 2025, we granted less than 1 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the six months ended June 30, 2025, we granted less than 1 RSUs, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the six months ended June 30, 2025.
Total unrecognized compensation costs related to unvested share-based payment awards for our stock options and RSUs, including PRSUs, granted to employees, members of our board of directors and third parties at June 30, 2025 and December 31, 2024 was $477 and $402, respectively.  The total unrecognized compensation costs at June 30, 2025 are expected to be recognized over a weighted-average period of 2.8 years.
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
We recognized expenses of $6 and $5 for the three months ended June 30, 2025 and 2024, respectively, and $11 for each of the six months ended June 30, 2025 and 2024 in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, for each of the three months ended June 30, 2025 and 2024, were $(1) and were $(4) and $1 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the fair value of the investments held in the trust were $59 and $60, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of operations.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of operations.  We recorded gains on investments held in the trust of $5 and $1 for the three months ended June 30, 2025 and 2024, respectively, and $3 and $5 for the six months ended June 30, 2025 and 2024, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(14)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of June 30, 2025:

	2025	2026	2027	2028	2029	Thereafter	Total
Debt obligations	$31	$1,059	$2,318	$2,575	$1,250	$3,000	$10,233
Cash interest payments	228	452	402	280	189	178	1,729
Satellite and transmission	109	124	47	1	1	3	285
Programming and content	190	289	190	99	43	20	831
Sales and marketing	24	30	10	2	2	—	68
Satellite incentive payments	4	3	3	3	2	10	25
Operating lease obligations	29	53	49	40	35	38	244
Royalties, minimum guarantees and other	410	486	364	294	196	75	1,825
Total (1)	$1,025	$2,496	$3,383	$3,294	$1,718	$3,324	$15,240
(1)The table does not include our reserve for uncertain tax positions, which at June 30, 2025 totaled $80.
Debt obligations.    Debt obligations include principal payments on outstanding debt and finance lease obligations.
Cash interest payments.    Cash interest payments include interest due on outstanding debt and finance lease payments through maturity.
Satellite and transmission.    We have entered into agreements for the design, construction, launch and insurance of two additional satellites: SXM-11 and SXM-12. We have procured insurance for SXM-9 and SXM-10 to cover the risks associated with each satellite's launch and first year of in-orbit operation. We also have entered into agreements with third parties to operate and maintain satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks.
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
Satellite incentive payments.    Maxar Technologies (formerly Space Systems/Loral), the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-5, SIRIUS FM-6, SXM-8, SXM-9 and SXM-10 meeting their fifteen-year design life, which we expect to occur.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of June 30, 2025, we had future fixed commitments related to music royalty and podcast agreements of $566, of which $245 will be paid in 2025 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasts, considers factors such as listening hours, downloads, revenue,

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
We have entered into certain tax equity investments in which we expect to make future contributions. These future contributions are expected to be made over the remaining respective terms of the investments and totaled $680 as of June 30, 2025, of which $33 is expected to be paid in 2025 and the remainder thereafter.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
In November 2024, the New York Court granted Sirius XM summary judgment on all but one of the NY AG's claims. The New York Court did find that Sirius XM's cancellation practices violated the “simple mechanism requirement” for subscription cancellations contained in ROSCA. As a result of the New York Court's findings, Sirius XM now permits New York residents who purchase a subscription online to also cancel that subscription online, a cancellation mechanism that we believe is at least as easy to use as the method the consumer used to initiate the subscription. The New York Court also directed the NY AG to make ministerial filings in order to proceed to an assessment of damages. The NY AG has appealed to the four counts with respect to the Petition for which the New York Court granted Sirius XM summary judgment. Sirius XM has appealed the one count in the Petition, the violation of ROSCA, with respect to which the New York Court granted the State of New York summary judgment.

Sirius XM believes it has substantial defenses to the action and intends to defend this action vigorously.

U.S. Music Royalty Fee Actions and Mass Arbitrations. Commencing in 2023, a number of putative class actions and mass arbitration demands have been commenced against Sirius XM relating to its pricing, billing and subscription marketing practices. Although each class action and mass arbitration demand contains unique allegations, in general, the actions and arbitrations allege that Sirius XM falsely advertised its music subscription plans at lower prices than it actually charges, that it allegedly did not disclose its “U.S. Music Royalty Fee”, and that Sirius XM has taken other actions to prevent customers from discovering the existence, amount and nature of the U.S. Music Royalty Fee in violation of various state consumer protection laws.

The plaintiffs and claimants seek disgorgement, restitution and/or damages in the aggregate amount of U.S. Music Royalty Fees paid by customers, as well as statutory and punitive damages where available.

The following actions and mass arbitration demands remain pending against Sirius XM:

•On June 5, 2023, Christopher Carovillano and Steven Brandt, individually, as private attorneys general, and on behalf of all other U.S. persons similarly situated (excluding persons in the states of California, New Jersey and Washington), filed a class action complaint against Sirius XM in the United States District Court for the Southern District of New York (the “Southern District Court”). On July 18, 2024, the Southern District Court issued an Opinion and Order granting Sirius XM's motion for partial summary judgment and striking the plaintiffs' class allegations. On January 3, 2025, Sirius XM filed another motion for summary judgment as to plaintiff's remaining individual claims and plaintiffs have opposed that motion. On January 15, 2025 plaintiffs filed a motion to dismiss their own case that Sirius XM has opposed. Decisions on those motions remain pending.
•On June 1, 2024, Elenamarie Burns, Jacqueline Gardner, and Lynne Silver filed a petition on behalf of 7,628 individuals in the Commercial Division of the Supreme Court of New York, County of New York (the “Commercial Division”), seeking to compel Sirius XM to arbitrate and advance the payment of American Arbitration Association (the "AAA") arbitration fees in connection with individual arbitrations. On July 3, 2024 and March 24, 2025, petitioners filed amended petitions adding petitioners, now totaling approximately 12,000. Petitioners’ opening brief in support of the amended petition was filed on April 18, 2025, and Sirius XM’s opposition to the amended petition was filed on July 1, 2025. The Commercial Division has not taken any action in connection with the merits of the amended petition.
•On June 14, 2024, Kara Kirkpatrick, Gillian Maxfield, Anna Demarco and Cody Michael, individually and on behalf of all other Oregon persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the District of Oregon. Sirius XM moved to dismiss the complaint on April 2, 2025, and plaintiffs have opposed that motion. A decision on that motion remains pending.
•On June 21, 2024, Cindy Balmores, Justin Braswell, Deborah Garvin, and Thea Anderson, individually, as private attorneys general, and on behalf of all other Washington persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the Western District of Washington. Sirius XM moved to dismiss the complaint on March 31, 2025. On July 14, 2025, the Court granted the motion in part, and denied the motion in part.
•On June 25, 2024, Denise Woods and Sherry Tapia, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against Sirius XM in the United States

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
District Court for the Northern District of California. Sirius XM moved to compel arbitration on March 21, 2025. On July 11, 2025, the Court denied the motion.
•On May 15, 2025, Cynthia Stutsman and Michael Peterson, individually, and on behalf of all other Washington residents similarly situated, filed a class action complaint against Sirius XM in the Superior Court of Washington for Snohomish County.
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

California Unruh Civil Rights Act Mass Arbitration. A series of mass pre-arbitration notices have been filed purportedly on behalf of approximately 41,000 claimants alleging that Pandora used age, sex and gender information from claimants to target advertising in violation of California’s Unruh Civil Rights Act, Cal. Civ. Code §§ 51–52. A petition was filed purportedly on behalf of approximately 26,000 petitioners for an Order Compelling Arbitration in Los Angeles Superior Court against Pandora on January 17, 2025, and an amended petition was filed on February 14, 2025. On June 18, 2025, the Court denied the petition in part with respect to 2,216 petitioners and granted the petition in part and entered an order compelling arbitration with respect to the remaining petitioners.

Do-Not-Call Litigation. In July 2025, following a mediation, Sirius XM entered into an agreement settling a putative class action lawsuit filed on November 29, 2022 in the United States District Court for the Central District of Illinois alleging that Sirius XM violated the “Do-Not-Call” provisions of the Telephone Consumer Protection Act (the “TCPA”), and several similar state statutes, by calling consumers whose residential numbers were on applicable national or state do-not-call registries and/or whose residential numbers were on Sirius XM’s internal do-not-call list. The settlement will resolve the claims of consumers for the period April 27, 2019 through October 31, 2025. As part of the settlement, in calendar year 2026, Sirius XM will pay $28 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid. The settlement memorializes changes relating to Sirius XM’s “Do-Not-Call” practices. Settlement of this matter is subject to, among other things, approval by the Court.

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
Subsequent to September 9, 2024 and as a result of the Split-Off, our current tax expense represents taxes attributable to the business carried on by us on a standalone basis. For the period from January 1, 2024 through September 9, 2024, our current tax expense was the amount of tax payable on the basis of a hypothetical separate return.
Income tax expense was $59 and $76 for the three months ended June 30, 2025 and 2024, respectively, and $124 and $144 for the six months ended June 30, 2025 and 2024, respectively.
Our effective tax rate for the three months ended June 30, 2025 and 2024 was 22.3% and 17.7%, respectively. Our effective tax rate for the six months ended June 30, 2025 and 2024 was 23.3% and 19.5%, respectively. The effective tax rate for the three and six months ended June 30, 2025 was primarily driven by federal and state income tax expense and tax losses related to share-based compensation, partially offset by certain tax credits. The effective tax rate for the three and six months ended June 30, 2024 was primarily impacted by the effect of federal and state income tax expense, partially offset by benefits related to certain tax credits. We estimate our effective tax rate for the year ending December 31, 2025 will be approximately 22%.
We recognized net tax benefits of $9 and $12 during the three months ended June 30, 2025 and 2024, respectively, and we recognized net tax benefits $12 and $16 of during the six months ended June 30, 2025 and 2024, respectively, related to our tax equity investments. These recognized net tax benefits were recorded to Income tax expense in our unaudited consolidated statement of comprehensive income. The net tax benefits included tax credits and other income tax benefits of $40 and $54 during the three months ended June 30, 2025 and 2024, respectively, and $77 and $79 during the six months ended June 30, 2025 and 2024, respectively, which were partially offset by amortization expense of $31 and $42 for the three months ended June 30, 2025 and 2024, respectively, and $65 and $63 for the six months ended June 30, 2025 and 2024, respectively.
As of each of June 30, 2025 and December 31, 2024, we had a valuation allowance related to deferred tax assets of $93 that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.
On July 4, 2025, the President signed into law the One Big Beautiful Bill (“OBBB”) Act, introducing significant amendments to the U.S. Internal Revenue Code. The amendments include the permanent extension of certain individual, business, and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025.
We are currently evaluating the impact of the OBBB on our consolidated financial statements. The OBBB permanently extends the 100% bonus depreciation of qualifying assets which is expected to accelerate the timing of depreciation deductions for these assets. The OBBB also permanently eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. We expect these provisions to result in a reduction of current income tax liabilities and an increase in deferred tax liabilities, and the impacts could be material. Additionally, we anticipate that these provisions will enhance cash flows in the near term due to the deferral of tax payments. We will continue to assess the implications of the OBBB and will provide further disclosures in subsequent reporting periods as necessary.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(16) Segments and Geographic Information
In accordance with FASB ASC Topic 280, Segment Reporting, we disaggregate our operations into two reportable segments: SiriusXM and Pandora and Off-platform. The financial results of these segments are utilized by the chief operating decision maker, who is our Chief Executive Officer, for evaluating segment performance and allocating resources. We report our segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. For additional information on our segments refer to Note 1.
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. We eliminate intersegment advertising campaign revenue. We had intersegment advertising revenue of $2 and $1 for the three months ended June 30, 2025 and 2024, respectively, and $3 and $2 during the six months ended June 30, 2025 and 2024, respectively.
Segment revenue and gross profit were as follows during the period presented:

	For the Three Months Ended June 30, 2025
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,499	$130	$1,629
Advertising revenue	38	394	432
Other revenue	77	—	77
Total revenue	1,614	524	2,138
Cost of services
Revenue share and royalties	(391)	(331)	(722)
Programming and content (a)	(128)	(13)	(141)
Other (a)(b)	(129)	(26)	(155)
Total cost of services	(648)	(370)	(1,018)
Segment gross profit	$966	$154	$1,120
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended June 30, 2025
Segment Gross Profit	$1,120
Subscriber acquisition costs	(107)
Sales and marketing (a)	(173)
Product and technology (a)	(48)
General and administrative (a)	(152)
Depreciation and amortization	(121)
Share-based payment expense	(47)
Impairment, restructuring and other costs	(107)
Total other expense	(101)
Consolidated income before income taxes	$264
(a)     Share-based payment expense of $13 related to cost of services, $12 related to sales and marketing, $8 related to product and technology and $14 related to general and administrative has been excluded for the three months ended June 30, 2025.
(b)    SiriusXM other costs of services related to customer service and billing of $90, transmission costs of $37 and cost of equipment of $2. Pandora and Off-platform other costs of services related to customer service and billing of $19 and transmission costs of $7.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)

	For the Three Months Ended June 30, 2024
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,520	$138	$1,658
Advertising revenue	43	400	443
Other revenue	77	—	77
Total revenue	1,640	538	2,178
Cost of services
Revenue share and royalties	(391)	(317)	(708)
Programming and content (c)	(127)	(12)	(139)
Other (c)(d)	(136)	(29)	(165)
Total cost of service	(654)	(358)	(1,012)
Segment gross profit	$986	$180	$1,166
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended June 30, 2024
Segment Gross Profit	$1,166
Subscriber acquisition costs	(92)
Sales and marketing (c)	(217)
Product and technology (c)	(60)
General and administrative (c)	(101)
Depreciation and amortization	(156)
Share-based payment expense	(48)
Impairment, restructuring and other costs	(21)
Total other expense	(41)
Consolidated income before income taxes	$430
(c)     Share-based payment expense of $11 related to cost of services, $11 related to sales and marketing, $11 related to product and technology and $15 related to general and administrative has been excluded for the three months ended June 30, 2024.
(d)    SiriusXM other costs of services related to customer service and billing of $86, transmission costs of $48 and cost of equipment of $2. Pandora and Off-platform other costs of services related to customer service and billing of $21 and transmission costs of $8.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)

	For the Six Months Ended June 30, 2025
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$2,969	$262	$3,231
Advertising revenue	77	749	826
Other revenue	149	—	149
Total revenue	3,195	1,011	4,206
Cost of services
Revenue share and royalties	(770)	(639)	(1,409)
Programming and content (e)	(257)	(28)	(285)
Other (e)(f)	(265)	(51)	(316)
Total cost of services	(1,292)	(718)	(2,010)
Segment gross profit	$1,903	$293	$2,196
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Six Months Ended June 30, 2025
Segment Gross Profit	$2,196
Subscriber acquisition costs	(207)
Sales and marketing (e)	(349)
Product and technology (e)	(111)
General and administrative (e)	(260)
Depreciation and amortization	(265)
Share-based payment expense	(97)
Impairment, restructuring and other costs	(155)
Total other expense	(219)
Consolidated income before income taxes	$533
(e)     Share-based payment expense of $25 related to cost of services, $26 related to sales and marketing, $18 related to product and technology and $28 related to general and administrative has been excluded for the six months ended June 30, 2025.
(f)    SiriusXM other costs of services related to customer service and billing of $183, transmission costs of $78 and cost of equipment of $4. Pandora and Off-platform other costs of services related to customer service and billing of $37 and transmission costs of $14.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)

	For the Six Months Ended June 30, 2024
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$3,067	$271	$3,338
Advertising revenue	83	762	845
Other revenue	157	—	157
Total revenue	3,307	1,033	4,340
Cost of services
Revenue share and royalties	(786)	(625)	(1,411)
Programming and content (g)	(260)	(28)	(288)
Other (g)(h)	(283)	(56)	(339)
Total cost of services	(1,329)	(709)	(2,038)
Segment gross profit	$1,978	$324	$2,302

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Six Months Ended June 30, 2024
Segment Gross Profit	$2,302
Subscriber acquisition costs	(182)
Sales and marketing (g)	(434)
Product and technology (g)	(134)
General and administrative (g)	(212)
Depreciation and amortization	(311)
Share-based payment expense	(96)
Impairment, restructuring and other costs	(53)
Total other expense	(141)
Consolidated income before income taxes	$739
(g)     Share-based payment expense of $22 related to cost of services, $23 related to sales and marketing, $23 related to product and technology and $28 related to general and administrative has been excluded for the six months ended June 30, 2024.
(h)    SiriusXM other costs of services related to customer service and billing of $182, transmission costs of $96 and cost of equipment of $5. Pandora and Off-platform other costs of services related to customer service and billing of $40 and transmission costs of $16.
A measure of segment assets is not currently provided to our Chief Executive Officer, who serves as our chief operating decision maker, and has therefore not been provided.
As of June 30, 2025, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and six months ended June 30, 2025 and 2024.

(17)Subsequent Events
Capital Return Program
On July 23, 2025, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on August 27, 2025 to stockholders of record as of the close of business on August 8, 2025.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
For the period from July 1, 2025 to July 29, 2025, we repurchased less than 1 shares of our common stock on the open market for an aggregate purchase price of $7, including fees and commissions.

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
The primary source of revenue from the SiriusXM business is subscription fees, with most of its customers subscribing to monthly or annual plans.  Additional revenue streams include advertising on select non-music channels, direct sales of radios and accessories, and other ancillary services.   As of June 30, 2025, the SiriusXM business had approximately 32.8 million subscribers.
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

Pandora and Off-platform
Our Pandora and Off-platform business operates a music, comedy and podcast streaming platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists and podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of June 30, 2025, Pandora had approximately 42.7 million monthly active users and 5.7 million subscribers.
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

Results of Operations - June 30, 2025 and 2024
Set forth below are our results of operations for the three and six months ended June 30, 2025 compared with the three and six months ended June 30, 2024. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2025 vs 2024 Change
					Three Months		Six Months
(in millions)	2025	2024	2025	2024	Amount	%	Amount	%
Revenue
SiriusXM:
Subscriber revenue	$1,499	$1,520	$2,969	$3,067	$(21)	(1)%	$(98)	(3)%
Advertising revenue	38	43	77	83	(5)	(12)%	(6)	(7)%
Equipment revenue	46	47	87	97	(1)	(2)%	(10)	(10)%
Other revenue	31	30	62	60	1	3%	2	3%
Total Sirius XM revenue	1,614	1,640	3,195	3,307	(26)	(2)%	(112)	(3)%
Pandora and Off-platform:
Subscriber revenue	130	138	262	271	(8)	(6)%	(9)	(3)%
Advertising revenue	394	400	749	762	(6)	(2)%	(13)	(2)%
Total Pandora and Off-platform revenue	524	538	1,011	1,033	(14)	(3)%	(22)	(2)%
Total revenue	2,138	2,178	4,206	4,340	(40)	(2)%	(134)	(3)%
Cost of services
SiriusXM:
Revenue share and royalties	391	391	770	786	—	—%	(16)	(2)%
Programming and content	137	135	274	275	2	1%	(1)	—%
Customer service and billing	92	87	186	184	5	6%	2	1%
Transmission	38	49	80	99	(11)	(22)%	(19)	(19)%
Cost of equipment	2	2	4	5	—	—%	(1)	(20)%
Total Sirius XM cost of services	660	664	1,314	1,349	(4)	(1)%	(35)	(3)%
Pandora and Off-platform:
Revenue share and royalties	331	317	639	625	14	4%	14	2%
Programming and content	14	13	30	30	1	8%	—	—%
Customer service and billing	19	21	37	40	(2)	(10)%	(3)	(8)%
Transmission	7	8	15	16	(1)	(13)%	(1)	(6)%
Total Pandora and Off-platform cost of services	371	359	721	711	12	3%	10	1%
Total cost of services	1,031	1,023	2,035	2,060	8	1%	(25)	(1)%
Subscriber acquisition costs	107	92	207	182	15	16%	25	14%
Sales and marketing	185	228	375	457	(43)	(19)%	(82)	(18)%
Product and technology	56	71	129	157	(15)	(21)%	(28)	(18)%
General and administrative	166	116	288	240	50	43%	48	20%
Depreciation and amortization	121	156	265	311	(35)	(22)%	(46)	(15)%
Impairment, restructuring and other costs	107	21	155	53	86	410%	102	192%
Total operating expenses	1,773	1,707	3,454	3,460	66	4%	(6)	—%
Income from operations	365	471	752	880	(106)	(23)%	(128)	(15)%
Other income (expense), net
Interest expense	(116)	(126)	(233)	(255)	10	8%	22	9%
Other income, net	15	85	14	114	(70)	(82)%	(100)	(88)%
Total other expense	(101)	(41)	(219)	(141)	(60)	(146)%	(78)	(55)%
Income before income taxes	264	430	533	739	(166)	(39)%	(206)	(28)%
Income tax expense	(59)	(76)	(124)	(144)	17	22%	20	14%
Net income	$205	$354	$409	$595	$(149)	(42)%	$(186)	(31)%
nm - not meaningful

SiriusXM Revenue
SiriusXM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended June 30, 2025 and 2024, subscriber revenue was $1,499 and $1,520, respectively, a decrease of 1%, or $21. For the six months ended June 30, 2025 and 2024, subscriber revenue was $2,969 and $3,067, respectively, a decrease of 3%, or $98. The decreases were primarily attributed to a reduction in self-pay revenue resulting from a decline in the average number of subscribers. The six month period was also impacted by lower Average Revenue Per User (“ARPU”) driven by an increase in subscribers on self-pay promotional plans, partially offset by rate increases on certain self-pay plans.
We expect SiriusXM subscriber revenues to remain relatively flat.
SiriusXM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended June 30, 2025 and 2024, advertising revenue was $38 and $43, respectively, a decrease of 12%, or $5. For the six months ended June 30, 2025 and 2024, advertising revenue was $77 and $83, respectively, a decrease of 7%, or $6. The decreases were primarily due to lower advertising demand for news and comedy channels.
We expect our SiriusXM advertising revenue to grow as we continue to leverage co-selling initiatives across our brands and platforms.
SiriusXM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended June 30, 2025 and 2024, equipment revenue was $46 and $47, respectively, a decrease of 2% or $1. For the six months ended June 30, 2025 and 2024, equipment revenue was $87 and $97, respectively, a decrease of 10%, or $10. The decreases were driven by a transition to higher cost next generation chipsets and lower chipset production.
We expect equipment revenue to remain flat as higher costs associated with the transition to our next generation chipset are projected to offset the benefits of increased production. In addition, if the imposition of tariffs by the United States government causes automakers to decrease production, we would expect equipment revenue to decline.
SiriusXM Other Revenue includes service fee revenue from Sirius XM Canada, revenue from our connected vehicle services and ancillary revenues.
For the three months ended June 30, 2025 and 2024, other revenue was $31 and $30, respectively, an increase of 3%, or $1. For the six months ended June 30, 2025 and 2024, other revenue was $62 and $60, respectively, an increase of 3%, or $2. The increase for the three month period was driven by higher service fee revenue from Sirius XM Canada. The increase for the six month period was driven by one-time license fees.
We expect other revenue to remain relatively flat.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For the three months ended June 30, 2025 and 2024, Pandora and Off-platform subscriber revenue was $130 and $138, respectively, a decrease of 6%, or $8. For the six months ended June 30, 2025 and 2024, Pandora and Off-platform subscriber revenue was $262 and $271, respectively, a decrease of 3%, or $9. The decreases were driven by a decline in the subscriber base, partially offset by rate increases on Pandora subscription plans.
We anticipate a decline in Pandora and Off-platform subscriber revenues primarily driven by a reduction in the average number of subscribers.

Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended June 30, 2025 and 2024, Pandora and Off-platform advertising revenue was $394 and $400, respectively, a decrease of 2%, or $6. For the six months ended June 30, 2025 and 2024, Pandora and Off-platform advertising revenue was $749 and $762, respectively, a decrease of 2%, or $13. The decreases were primarily driven by reduced advertiser demand in streaming music, partially offset by revenue generated from podcasts and higher tech fees.
We expect Pandora and Off-platform advertising revenue to slightly increase due to growth in off-platform monetization, including through podcasts, as well as higher technology fees.
Total Revenue
Total Revenue for the three months ended June 30, 2025 and 2024 was $2,138 and $2,178, respectively, a decrease of 2%, or $40. Total Revenue for the six months ended June 30, 2025 and 2024 was $4,206 and $4,340, respectively, a decrease of 3%, or $134.
SiriusXM Cost of Services
SiriusXM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
SiriusXM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as revenue share agreements with automakers, content providers and advertisers.
For each of the three months ended June 30, 2025 and 2024, revenue share and royalties were $391 and increased as a percentage of total SiriusXM revenue. For the six months ended June 30, 2025 and 2024, revenue share and royalties were $770 and $786, respectively, a decrease of 2%, or $16, but increased as a percentage of total SiriusXM revenue. The decrease for the six month period was driven by lower subscription revenue, partially offset by higher webcasting per play rate.
We expect our SiriusXM revenue share and royalty costs to remain flat as a percentage of revenue.
SiriusXM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended June 30, 2025 and 2024, programming and content expenses were $137 and $135, respectively, an increase of 1%, or $2, and increased as a percentage of total SiriusXM revenue. For the six months ended June 30, 2025 and 2024, programming and content expenses were $274 and $275, respectively, a decrease of less than 1%, or $1, but increased as a percentage of total SiriusXM revenue. The increase for the three-month period was driven by higher production and personnel-related costs. The decrease for the six-month period was driven by lower license fees, partially offset by higher production and personnel-related costs.
We expect our SiriusXM programming and content expenses to remain relatively flat.
SiriusXM Customer Service and Billing includes costs related to the operation and management of internal and third-party customer service centers, our subscriber management systems, billing and collection processes, bad debt expense, and transaction fees.
For the three months ended June 30, 2025 and 2024, customer service and billing expenses were $92 and $87, respectively, an increase of 6%, or $5, and increased as a percentage of total SiriusXM revenue. For the six months ended June 30, 2025 and 2024, customer service and billing expenses were $186 and $184, respectively, an increase of 1%, or $2, and increased as a percentage of total SiriusXM revenue. The increases were driven by higher data center and transaction costs, partially offset by lower call center costs and bad debt expense.
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
For the three months ended June 30, 2025 and 2024, transmission expenses were $38 and $49, respectively, a decrease of 22%, or $11, and decreased as a percentage of total SiriusXM revenue. For the six months ended June 30, 2025 and 2024, transmission expenses were $80 and $99, respectively, a decrease of 19%, or $19, and decreased as a percentage of total SiriusXM revenue. The decreases were driven primarily by lower hosting costs associated with our streaming platform.
We expect our SiriusXM transmission expenses to decrease slightly due to lower rates and efficiencies, despite higher 360L subscribers; partially offset by higher satellite insurance costs.
SiriusXM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For each of the three months ended June 30, 2025 and 2024, cost of equipment was $2, which remained unchanged in absolute terms but increased as a percentage of total SiriusXM revenue. For the six months ended June 30, 2025 and 2024, cost of equipment was $4 and $5, respectively, a decrease of 20%, or $1, and decreased as a percentage of total SiriusXM revenue. The decrease for the six month period was driven by lower component sales.
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
For the three months ended June 30, 2025 and 2024, revenue share and royalties were $331 and $317, respectively, an increase of 4%, or $14, and increased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2025 and 2024, revenue share and royalties were $639 and $625, respectively, an increase of 2%, or $14, and increased as a percentage of total Pandora and Off-platform revenue. The increases were driven by podcast revenue share, partially offset by lower subscription revenue from a decline in the subscriber base.
We expect our Pandora and Off-platform revenue share and royalties to increase with the growth in our podcast revenue.
Pandora and Off-platform Programming and Content includes costs to produce owned and operated podcasts, live listener events and promote content.
For the three months ended June 30, 2025 and 2024, programming and content expenses were $14 and $13, respectively, an increase of 8%, or $1, and increased as a percentage of total Pandora and Off-platform revenue. For each of the six months ended June 30, 2025 and 2024, programming and content expenses were $30, but increased as a percentage of total Pandora and Off-platform revenue. The increase for the three-month period was primarily attributable to higher podcast programming costs.
We expect our Pandora and Off-platform programming and content costs to remain relatively flat.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.

For the three months ended June 30, 2025 and 2024, customer service and billing expenses were $19 and $21, respectively, a decrease of 10%, or $2, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2025 and 2024, customer service and billing expenses were $37 and $40, respectively, a decrease of 8%, or $3, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were primarily driven by lower transaction fees.
We expect our Pandora and Off-platform customer service and billing costs to remain relatively flat.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended June 30, 2025 and 2024, Pandora and Off-Platform transmission expenses were $7 and $8, respectively, a decrease of 13%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2025 and 2024, Pandora and Off-Platform transmission expenses were $15 and $16, respectively, a decrease of 6%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were driven by lower bandwidth costs.
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
For the three months ended June 30, 2025 and 2024, subscriber acquisition costs were $107 and $92, respectively, an increase of 16%, or $15, and increased as a percentage of total revenue. For the six months ended June 30, 2025 and 2024, subscriber acquisition costs were $207 and $182, respectively, an increase of 14%, or $25, and increased as a percentage of total revenue. The increases were primarily driven by contractual changes with certain automakers, partially offset by lower volume during the six month period.
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
For the three months ended June 30, 2025 and 2024, sales and marketing expenses were $185 and $228, respectively, a decrease of 19%, or $43, and decreased as a percentage of total revenue. For the six months ended June 30, 2025 and 2024, sales and marketing expenses were $375 and $457, respectively, a decrease of 18%, or $82, and decreased as a percentage of total revenue. The decreases were primarily due to lower brand, streaming and in-car marketing as well as personnel-related costs.
We expect sales and marketing expenses to increase due to an increase in our paid media and in-car marketing.
Product and Technology consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.

For the three months ended June 30, 2025 and 2024, product and technology expenses were $56 and $71, respectively, a decrease of 21%, or $15, and decreased as a percentage of total revenue. For the six months ended June 30, 2025 and 2024, product and technology expenses were $129 and $157, respectively, a decrease of 18%, or $28, and decreased as a percentage of total revenue. The decreases were primarily driven by lower personnel-related and hosting costs. The six month period was also impacted by higher capitalized personnel-related costs.
We anticipate product and technology expenses will remain relatively flat as we optimize our technology spend.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technology departments.
For the three months ended June 30, 2025 and 2024, general and administrative expenses were $166 and $116, respectively, an increase of 43%, or $50, and increased as a percentage of total revenue. For the six months ended June 30, 2025 and 2024, general and administrative expenses were $288 and $240, respectively, an increase of 20%, or $48, and increased as a percentage of total revenue. The increases were primarily driven by higher legal costs, including amounts associated with a settlement reserve for certain litigation matters of $28 which is expected to be paid in 2026, and personnel-related costs as well as lower insurance recoveries, partially offset by the elimination of Former Parent operating costs. The increase for the six month period was partially offset by certain state tax litigation recoveries recorded during the first three months of 2025.
We expect our general and administrative expenses, excluding the impact of any past or future litigation insurance recoveries and settlement reserves, to remain relatively flat.
Depreciation and Amortization reflects the allocation of the costs of assets used in operations such as our satellite constellations, property, equipment and intangible assets over their estimated service lives.
For the three months ended June 30, 2025 and 2024, depreciation and amortization expense was $121 and $156, respectively. For the six months ended June 30, 2025 and 2024, depreciation and amortization expense was $265 and $311, respectively. The decreases were primarily associated with certain assets that reached the end of their useful lives.
Impairment, Restructuring and Other Costs represents impairment charges, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces as well as employee severance charges and other charges associated with organizational changes and costs associated with the Transactions.
For the three months ended June 30, 2025 and 2024, impairment, restructuring and other costs were $107 and $21, respectively. For the six months ended June 30, 2025 and 2024, impairment, restructuring and other costs were $155 and $53, respectively. During the three months ended June 30, 2025, we recorded a charge of $97 associated with impairments related to terminated software projects, other restructuring related costs of $6 and severance and other employee costs of $4. During the six months ended June 30, 2025, we recorded a charge of $109 associated with impairments related to terminated software projects, other restructuring related costs of $22 and severance and other employee costs of $24. During the three months ended June 30, 2024, we recorded costs associated with the Transactions of $18, and a charge of $3 primarily related to severance and other related costs. During the six months ended June 30, 2024, we recorded costs associated with the Transactions of $37, a charge of $15 associated with severance and other employee costs, and impairments, primarily related to terminated software projects and vacated office space of $1.

Other (Expense) Income
Interest Expense represents the cost of interest on outstanding debt.
For the three months ended June 30, 2025 and 2024, interest expense was $116 and $126, respectively. For the six months ended June 30, 2025 and 2024, interest expense was $233 and $255, respectively. The decreases were driven by a lower average outstanding debt balance.
Other Income, Net primarily includes realized and unrealized gains and losses from our debt measured at fair value, bond hedges, our Deferred Compensation Plan and other investments, intergroup interests, interest and dividend income, our share of the income or loss from equity investments and transaction costs related to non-operating investments.
For the three months ended June 30, 2025 and 2024, other income, net was $15 and $85, respectively. For the six months ended June 30, 2025 and 2024, other income, net was $14 and $114, respectively. During the three and six months ended June 30, 2025, we recorded unrealized gains on debt measured at fair value, trading gains associated with the investments held for our Deferred Compensation Plan, and earnings on unconsolidated entity investments. During the three and six months ended June 30, 2024, we recorded unrealized gains on debt measured at fair value, earnings on unconsolidated entity investments and trading gains associated with the investments held for our Deferred Compensation Plan.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses and foreign withholding taxes.
For the three months ended June 30, 2025 and 2024, income tax expense was $59 and $76, respectively. For the six months ended June 30, 2025 and 2024, income tax expense was $124 and $144, respectively.
Our effective tax rate for the three months ended June 30, 2025 and 2024 was 22.3% and 17.7%, respectively. Our effective tax rate for the six months ended June 30, 2025 and 2024 was 23.3% and 19.5%, respectively. The effective tax rate for the three months and six months ended June 30, 2025 was primarily driven by federal and state income tax expense and tax losses related to share-based compensation, partially offset by certain tax credits. The effective tax rate for the three and six months ended June 30, 2024 was primarily impacted by the effect of federal and state income tax expense, partially offset by benefits related to certain tax credits.

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
Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the Glossary for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in SiriusXM’s subscriber count or subscriber-based operating metrics. Subscribers to the Cloud Cover music programming service are now included in Pandora's subscriber count.

Set forth below are our subscriber balances as of June 30, 2025 compared to June 30, 2024.

	As of June 30,		2025 vs 2024 Change
(subscribers in thousands)	2025	2024	Amount	%
SiriusXM
Self-pay subscribers	31,275	31,484	(209)	(1)%
Paid promotional subscribers	1,522	1,773	(251)	(14)%
Ending subscribers	32,797	33,257	(460)	(1)%
Sirius XM Canada subscribers	2,521	2,586	(65)	(3)%

Pandora and Off-platform
Monthly active users - all services	42,684	45,129	(2,445)	(5)%
Self-pay subscribers	5,706	5,951	(245)	(4)%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2025 vs 2024 Change
					Three Months		Six Months
(subscribers in thousands)	2025	2024	2025	2024	Amount	%	Amount	%
SiriusXM
Self-pay subscribers	(68)	(100)	(371)	(458)	32	32%	87	19%
Paid promotional subscribers	2	(73)	(58)	(160)	75	103%	102	64%
Net additions	(66)	(173)	(429)	(618)	107	62%	189	31%
Weighted average number of subscribers	32,735	33,290	32,828	33,419	(555)	(2)%	(591)	(2)%
Average self-pay monthly churn	1.5%	1.5%	1.5%	1.6%	—%	—%	(0.1)%	(6)%
ARPU (1)	$15.22	$15.24	$15.04	$15.30	$(0.02)	—%	$(0.26)	(2)%
SAC, per installation	$18.04	$13.85	$18.43	$13.20	$4.19	30%	$5.23	40%
Pandora and Off-platform
Weighted average number of subscribers	5,676	5,944	5,701	5,971	(268)	(5)%	(270)	(5)%
Ad supported listener hours (in billions)	2.58	2.60	4.93	5.08	(0.02)	(1)%	(0.15)	(3)%
Advertising revenue per thousand listener hours (RPM)	$85.97	$98.99	$86.57	$95.03	$(13.02)	(13)%	$(8.46)	(9)%
Total Company
Adjusted EBITDA	$668	$702	$1,297	$1,352	$(34)	(5)%	$(55)	(4)%
Free cash flow	$402	$317	$458	$405	$85	27%	$53	13%
nm - not meaningful
(1)    ARPU for SiriusXM excludes subscriber revenue from our connected vehicle services of $42 and $41 for the three months June 30, 2025 and 2024, respectively, and $84 and $82 for the six months ended June 30, 2025 and 2024, respectively.

SiriusXM
Subscribers. At June 30, 2025, SiriusXM had 32,797 subscribers, a decrease of 460, from the 33,257 subscribers as of June 30, 2024. Our self-pay subscriber base declined due to lower vehicle conversion rates, partially offset by reductions in voluntary and non-pay churn as well as growth in new acquisition initiatives. We also saw a decrease in paid promotional subscribers as we transitioned some automakers from paid promotional subscriptions to unpaid or to shorter term promotional plans.
For the three months ended June 30, 2025 and 2024, net subscriber additions were (66) and (173), respectively, an improvement of 107. For the six months ended June 30, 2025 and 2024, net subscriber additions were (429) and (618), respectively, an improvement of 189. Self-pay net additions improved compared to the prior year periods primarily due to lower churn and higher trial volumes as well as growth in new acquisition initiatives, partially offset by lower conversion rates and streaming net additions. Paid promotional net additions also improved compared to the prior year periods driven by higher vehicle sales and a decrease in the trials ending during the three and six month periods.
Sirius XM Canada Subscribers. At June 30, 2025, Sirius XM Canada had approximately 2,521 subscribers, a decrease of 65, or 3%, from the approximately 2,586 Sirius XM Canada subscribers as of June 30, 2024.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For each of the three months ended June 30, 2025 and 2024, our average self-pay monthly churn rate was 1.5%. For the six months ended June 30, 2025 and 2024, our average self-pay monthly churn rate was 1.5% and 1.6%, respectively. For the three month period, lower non-pay and vehicle churn was partially offset by slightly higher voluntary churn. For the six month period, the decrease was driven by lower voluntary churn, partially offset by higher vehicle churn.
ARPU is derived from total earned SiriusXM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended June 30, 2025 and 2024, ARPU was $15.22 and $15.24, respectively. For the six months ended June 30, 2025 and 2024, ARPU was $15.04 and $15.30, respectively. The decreases were driven by an increase in self-pay subscribers on promotional plans, partially offset by rate increases on certain self-pay plans.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended June 30, 2025 and 2024, SAC, per installation, was $18.04 and $13.85, respectively. For the six months ended June 30, 2025 and 2024, SAC, per installation, was $18.43 and $13.20, respectively. The increases were driven by a transition to higher cost chipsets as well as contractual changes with certain automakers.
Pandora and Off-platform
Monthly Active Users. At June 30, 2025, Pandora had approximately 42,684 monthly active users, a decrease of 2,445 monthly active users, or 5%, from the 45,129 monthly active users as of June 30, 2024. The decrease in monthly active users was driven by higher churn and a decline in the number of new users.
Subscribers. At June 30, 2025, Pandora had approximately 5,706 subscribers, a decrease of 245, or 4%, from the approximately 5,951 subscribers as of June 30, 2024.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended June 30, 2025 and 2024, ad supported listener hours were 2,580 and 2,599, respectively, a decrease of 1%, or 19. For the six months ended June 30, 2025 and 2024, ad supported listener hours were 4,932 and 5,085, respectively, a decrease of 3%, or 153. The decreases in ad supported listener hours were primarily driven by the decline in monthly active users, partially offset by higher hours per active user.

RPM is a key indicator of our ability to monetize advertising inventory created by listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended June 30, 2025 and 2024, RPM was $85.97 and $98.99, respectively. For the six months ended June 30, 2025 and 2024, RPM was $86.57 and $95.03, respectively. The decreases were driven by lower advertiser demand in streaming music and macroeconomic uncertainty.
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
For the three months ended June 30, 2025 and 2024, Adjusted EBITDA was $668 and $702, respectively, a decrease of 5%, or $34. For the six months ended June 30, 2025 and 2024, adjusted EBITDA was $1,297 and $1,352, respectively, a decrease of 4%, or $55. The decreases were driven by declines in subscriber and advertising revenue as well as increases in general and administrative costs, revenue share and royalties, and subscriber acquisition costs; partially offset by lower sales and marketing expenses.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2025 and 2024, free cash flow was $402 and $317, respectively, an increase of 27%, or $85. For the six months ended June 30, 2025 and 2024, free cash flow was $458 and $405, respectively, an increase of 13%, or $53. The increases were driven by timing of payments, lower capital expenditures, and the elimination of Liberty deal costs.
Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the six months ended June 30, 2025 compared with the six months ended June 30, 2024.

	For the Six Months Ended June 30,
(in millions)	2025	2024	2025 vs 2024
Net cash provided by operating activities	$788	$753	$35
Net cash used in investing activities	(397)	(550)	153
Net cash used in financing activities	(461)	(314)	(147)
Net decrease in cash, cash equivalents and restricted cash	(70)	(111)	41
Cash, cash equivalents and restricted cash at beginning of period	170	315	(145)
Cash, cash equivalents and restricted cash at end of period	$100	$204	$(104)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $35 to $788 for the six months ended June 30, 2025 from $753 for the six months ended June 30, 2024.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the six months ended June 30, 2025 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective investments for total cash consideration of $68. Cash flows used in investing activities in the six months ended June 30, 2024 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective equity investments for total cash consideration of $202. We spent $205 and $200 on capitalized software and hardware as well as $111 and $132 to construct satellites during the six months ended June 30, 2025 and 2024, respectively.
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
Cash flows used in financing activities in the six months ended June 30, 2025 were primarily due to the repayment of $989 of debt, the payment of cash dividends of $183, the purchase and retirement of shares of our common stock under our repurchase program of $70 and the payment of $16 for taxes in lieu of shares issued for share-based compensation, partially offset by proceeds from debt borrowings of $797. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to the Delayed Draw Incremental Term Loan and the Credit Facility.
Cash flows used in financing activities in the six months ended June 30, 2024 were primarily due to the repayment of $1,605 of debt, the payment of cash dividends of $34 and the payment of $23 for taxes in lieu of shares issued for share-based compensation, partially offset by proceeds from debt borrowings of $1,352. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to the Convertible Notes, the Exchangeable Notes, that certain margin loan agreement (which is no longer outstanding) of Liberty Siri MarginCo, LLC which merged with and into SplitCo following the Transactions that was secured by shares of our common stock (the “Margin Loan”) and the Credit Facility (each as defined in Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under the Credit Facility, including the Delayed Draw Incremental Term Loan.  As of June 30, 2025, $1,750 was available for future borrowing under the Credit Facility and no amount was available under the Delayed Draw Incremental Term Loan. We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases and dividend payments and to pursue strategic opportunities.
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
Following the closing of the Transactions, on September 9, 2024, our board of directors authorized for repurchase an aggregate of $1,166 of our common stock. The board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions. As of June 30, 2025, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 3,510 thousand shares for $77, and $1,090 remained available for additional repurchases under our existing stock repurchase program authorization.
Dividend
On July 23, 2025, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on August 27, 2025 to stockholders of record as of the close of business on August 8, 2025.
Debt Covenants
The indentures governing Sirius XM's senior notes and the agreements governing the Credit Facility include restrictive covenants.  The indentures governing the senior notes also contain covenants that, among other things, limit Sirius XM’s ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate.  As of June 30, 2025, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated statements of comprehensive income of certain expenses, including share-based payment expense. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure.  Investors that wish to compare and evaluate our operating results after giving effect for these costs should refer to net income as disclosed in our consolidated statements of comprehensive income. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies and should not be considered in isolation, as a substitute for or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income to adjusted EBITDA is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income:	$205	$354	$409	$595
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	28	—	28	—
Former Parent operating costs	—	6	—	12
Impairment, restructuring and other costs	107	21	155	53
Share-based payment expense (1)	47	48	97	96
Depreciation and amortization	121	156	265	311
Interest expense	116	126	233	255
Other income, net	(15)	(85)	(14)	(114)
Income tax expense	59	76	124	144
Adjusted EBITDA	$668	$702	$1,297	$1,352
(1)Allocation of share-based payment expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Programming and content	$10	$9	$19	$17
Customer service and billing	2	1	3	2
Transmission	1	1	3	3
Sales and marketing	12	11	26	23
Product and technology	8	11	18	23
General and administrative	14	15	28	28
Total share-based payment expense	$47	$48	$97	$96

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cash Flow information
Net cash provided by operating activities	$546	$489	$788	$753
Net cash used in investing activities	(162)	(196)	(397)	(550)
Net cash used in financing activities	(419)	(241)	(461)	(314)
Free Cash Flow
Net cash provided by operating activities	546	489	788	753
Additions to property and equipment	(145)	(173)	(334)	(347)
Sales (purchases) of other investments	1	1	4	(1)
Free cash flow (1)	$402	$317	$458	$405
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Subscriber acquisition costs, excluding connected vehicle services	$107	$92	$207	$182
Less: margin from sales of radios and accessories, excluding connected vehicle services	(44)	(45)	(83)	(92)
	$63	$47	$124	$90
Installations (in thousands)	3,519	3,498	6,775	6,895
SAC, per installation (a)	$18.04	$13.85	$18.43	$13.20
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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of June 30, 2025, we had $900 million principal amount of variable rate debt with a weighted average interest rate of 6.1% and $9,325 million principal amount of fixed rate debt with a weighted average interest rate of 4.3%.
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

As of June 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of June 30, 2025, our board of directors had approved for repurchase an aggregate of $1.166 billion of our common stock.  The board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions.
As of June 30, 2025, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 3,510 thousand shares for $77 million, and $1.09 billion remained available for additional repurchases under our existing stock repurchase program authorization.
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2025 - April 30, 2025	850,821	$20.64	850,821	$1,117,244,373
May 1, 2025 - May 31, 2025	661,843	$21.74	661,843	$1,102,855,007
June 1, 2025 - June 30, 2025	600,954	$21.96	600,954	$1,089,655,139
Total	2,113,618	$21.36	2,113,618

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

SIRIUS XM HOLDINGS INC.

Dated:	July 31, 2025	By:	/s/ THOMAS D. BARRY
Thomas D. Barry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)