Form 10-Q
period 2025-09-30
SIRIUS XM HOLDINGS INC.
filed 2025-10-30
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

(Class)	(Outstanding as of October 28, 2025)
Common stock, $0.001 par value	336,561,636	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenue:
Subscriber revenue	$1,629	$1,645	$4,860	$4,983
Advertising revenue	455	450	1,281	1,295
Equipment revenue	43	43	130	140
Other revenue	32	33	94	93
Total revenue	2,159	2,171	6,365	6,511
Operating expenses:
Cost of services:
Revenue share and royalties	721	707	2,130	2,118
Programming and content	154	150	458	456
Customer service and billing	116	110	339	335
Transmission	49	57	144	172
Cost of equipment	2	2	6	7
Subscriber acquisition costs	107	90	314	272
Sales and marketing	186	217	561	675
Product and technology	62	68	191	224
General and administrative	119	138	407	378
Depreciation and amortization	141	145	406	455
Impairment, restructuring and other costs	9	3,388	164	3,441
Total operating expenses	1,666	5,072	5,120	8,533
Income (loss) from operations	493	(2,901)	1,245	(2,022)
Other income (expense), net
Interest expense	(115)	(124)	(348)	(379)
Other income, net	10	28	24	142
Total other expense	(105)	(96)	(324)	(237)
Income (loss) before income taxes	388	(2,997)	921	(2,259)
Income tax (expense) benefit	(91)	39	(215)	(103)
Net income (loss)	297	(2,958)	706	(2,362)
Less net loss attributable to noncontrolling interests	—	(502)	—	(410)
Net income (loss) attributable to Sirius XM Holdings Inc.	$297	$(2,456)	$706	$(1,952)
Net income (loss) per common share:
Basic	$0.88	$(8.74)	$2.09	$(7.01)
Diluted	$0.84	$(8.74)	$1.99	$(7.01)
Weighted average common shares outstanding:
Basic	337	339	338	337
Diluted	356	339	357	337

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$297	$(2,958)	$706	$(2,362)
Credit risk on fair value debt instrument losses, net of tax	—	(16)	(7)	(30)
Foreign currency translation adjustment, net of tax	(2)	5	3	(9)
Total comprehensive income (loss)	$295	$(2,969)	$702	$(2,401)
Less: comprehensive income (loss) attributable to noncontrolling interests	—	(502)	—	(410)
Comprehensive income (loss) attributable to Sirius XM Holdings Inc.	$295	$(2,467)	$702	$(1,991)

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$79	$162
Receivables, net	703	676
Related party current assets	25	21
Prepaid expenses and other current assets	277	290
Total current assets	1,084	1,149
Property and equipment, net	2,239	2,109
FCC licenses	8,610	8,610
Other intangible assets, net	1,486	1,579
Goodwill	12,390	12,390
Equity method investments	975	1,043
Other long-term assets	617	641
Total assets	$27,401	$27,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,175	$1,284
Accrued interest	71	172
Current portion of deferred revenue	1,005	1,050
Current maturities of debt	1,058	61
Other current liabilities	47	48
Related party current liabilities	105	116
Total current liabilities	3,461	2,731
Long-term deferred revenue	89	82
Long-term debt, including $594 measured at fair value at each of September 30, 2025 and December 31, 2024 (Note 11)	9,019	10,314
Deferred tax liabilities	2,275	2,220
Other long-term liabilities	1,001	1,100
Total liabilities	15,845	16,447
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, par value $0.001 per share; 900 shares authorized; 337 and 339 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Accumulated other comprehensive loss, net of tax	(50)	(46)
Additional paid-in capital	—	—
Treasury stock, at cost; zero and 26 thousand shares of common stock at September 30, 2025 and December 31, 2024, respectively	—	(1)
Retained earnings	11,606	11,121
Total stockholders’ equity	11,556	11,074
Total liabilities and stockholders’ equity	$27,401	$27,521

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Three Months Ended September 30, 2025
	Common Stock					Treasury Stock
	Shares	Amount	Retained earnings	Accumulated other comprehensive loss	Additional Paid-in Capital	Shares	Amount	Total equity
(in millions)
Balance at June 30, 2025	337	$—	$11,378	$(48)	$—	$—	$(1)	$11,329
Net income	—	—	297	—	—	—	—	297
Other comprehensive loss	—	—	—	(2)	—	—	—	(2)
Share-based compensation	—	—	—	—	54	—	—	54
Exercise of options and RSU vestings in period	1	—	—	—	—	—	—	—
Withholding taxes on net share settlements of share-based compensation	—	—	—	—	(11)	—	—	(11)
Dividends paid	—	—	(69)	—	(22)	—	—	(91)
Shares repurchased	—	—	—	—	—	1	(20)	(20)
Shares retired	(1)	—	—	—	(21)	(1)	21	—
Balance at September 30, 2025	337	$—	$11,606	$(50)	$—	$—	$—	$11,556
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Nine Months Ended September 30, 2025
	Common Stock					Treasury Stock
	Shares	Amount	Retained earnings	Accumulated other comprehensive loss	Additional Paid-in Capital	Shares	Amount	Total equity
(in millions)
Balance at December 31, 2024	339	$—	$11,121	$(46)	$—	—	$(1)	$11,074
Net income	—	—	706	—	—	—	—	706
Other comprehensive loss	—	—	—	(4)	—	—	—	(4)
Share-based compensation	—	—	—	—	171	—	—	171
Exercise of options and RSU vestings in period	2	—	—	—	—	—	—	—
Withholding taxes on net share settlements of share-based compensation	—	—	—	—	(27)	—	—	(27)
Dividends paid	—	—	(221)	—	(53)	—	—	(274)
Shares repurchased	—	—	—	—	—	4	(90)	(90)
Shares retired	(4)	—	—	—	(91)	(4)	91	—
Balance at September 30, 2025	337	$—	$11,606	$(50)	$—	—	$—	$11,556
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Nine Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Former Parent's investment	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
(in millions)
Balance at December 31, 2023	—	$—	$(5,284)	$15,353	$7	$3,026	$13,102
Net loss	—	—	—	(1,952)	—	(410)	(2,362)
Change in accounting method	—	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	(37)	(2)	(39)
Share-based compensation	—	—	131	15	—	24	170
Exercise of options and RSU vestings in period	—	—	(55)	—	—	55	—
Withholding taxes on net share settlements of share-based compensation	—	—	(39)	—	—	—	(39)
Dividends paid	—	—	—	—	—	(51)	(51)
Tax sharing adjustment with Former Parent	—	—	82	—	—	—	82
Other, net	—	—	(3)	—	—	—	(3)
Change in capitalization in connection with the Split-off	339	—	5,168	(2,526)	—	(2,642)	—
Balance at September 30, 2024	339	$—	$—	$10,889	$(30)	$—	$10,859
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$706	$(2,362)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	406	455
Non-cash impairment and restructuring costs	109	3,355
Non-cash interest expense, net of amortization of premium	13	20
Realized and unrealized gains on financial instruments, net	(7)	(122)
Share of losses of equity method investments, net	85	89
Share-based payment expense	140	154
Deferred income tax expense (benefit)	56	(176)
Amortization of right-of-use assets	32	33
Other charges, net	28	28
Changes in operating assets and liabilities:
Receivables and other assets	(69)	(157)
Deferred revenue	(38)	(113)
Payables and other liabilities	(243)	(142)
Net cash provided by operating activities	1,218	1,062
Cash flows from investing activities:
Additions to property and equipment	(509)	(563)
Other investing activities, net	(79)	(229)
Net cash used in investing activities	(588)	(792)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(27)	(39)
Revolving credit facility borrowings	1,282	1,841
Revolving credit facility repayments	(1,252)	(1,593)
Proceeds from long-term borrowings, net of costs	—	610
Repayments of long-term borrowings	(345)	(1,204)
Common stock repurchased and retired	(91)	—
Dividends paid	(274)	(51)
Other financing activities, net	(6)	(14)
Net cash used in financing activities	(713)	(450)
Net decrease in cash, cash equivalents and restricted cash	(83)	(180)
Cash, cash equivalents and restricted cash at beginning of period (1)	170	315
Cash, cash equivalents and restricted cash at end of period (1)	$87	$135

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Nine Months Ended September 30,
(in millions)	2025	2024
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$433	$419
Income taxes paid	$119	$166
Non-cash investing and financing activities:
Tax equity investments	$14	$737

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

	As of September 30,
(in millions)	2025	2024
Cash and cash equivalents	$79	$127
Restricted cash included in Other long-term assets	8	8
Total cash, cash equivalents and restricted cash at end of period	$87	$135

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
The primary source of revenue from the SiriusXM business is subscription fees, with most of its customers subscribing to monthly or annual plans.  SiriusXM also derives revenue from advertising on select non-music channels and certain music channels within ad-supported plans, which is sold under the SiriusXM Media brand, direct sales of satellite radios and accessories, and other ancillary services.  As of September 30, 2025, the SiriusXM business had approximately 32.8 million subscribers.
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
Pandora and Off-platform
The Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of September 30, 2025, Pandora had approximately 5.7 million subscribers.

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
Effects of the Transactions
Prior to the closing of the Transactions, a portion of Liberty Media’s general and administrative expenses, including certain legal, tax, accounting, treasury and investor relations support of $3 and $15 for the three and nine months ended September 30, 2024, respectively, were allocated to SplitCo and are included in General and administrative in the unaudited consolidated statements of operations. There were no allocated costs during the three and nine months ended September 30, 2025. In addition, during the three and nine months ended September 30, 2024, we incurred costs related to the Transactions of $32 and $68, respectively, which were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations. During the three and nine months ended September 30, 2025, we incurred costs of $6 related to the Transactions.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(2)Net Income (loss) per Share
Basic net income (loss) per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income (loss) per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and nine months ended September 30, 2025 and 2024.
Common stock equivalents of 21 and 41 for the three months ended September 30, 2025 and 2024, respectively, and 29 and 40 for the nine months ended September 30, 2025 and 2024, respectively, were excluded from the calculation of diluted net income (loss) per common share as the effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) available to common stockholders for basic net income per common share	$297	$(2,456)	$706	$(1,952)
Net income (loss) attributable to noncontrolling interest	—	(502)	—	(410)
Total net income (loss)	297	(2,958)	706	(2,362)
Effect of assumed conversions of convertible notes, net of tax	1	—	5	—
Net income (loss) available to common stockholders for dilutive net income per common share	$298	$(2,958)	$711	$(2,362)
Denominator:
Weighted average common shares outstanding for basic net income (loss) per common share	337	339	338	337
Weighted average impact of assumed convertible and exchangeable notes	18	—	18	—
Weighted average impact of dilutive equity instruments	1	—	1	—
Weighted average shares for diluted net income (loss) per common share	356	339	357	337
Net income (loss) per common share:
Basic	$0.88	$(8.74)	$2.09	$(7.01)
Diluted	$0.84	$(8.74)	$1.99	$(7.01)

(3)Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of September 30, 2025 and December 31, 2024, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. Due to the variable rate nature of the Credit Facility (including the Delayed Draw Incremental Term Loan), each as defined in Note 11, and the Margin Loan (as defined below), we believe that the carrying amount approximated fair value at September 30, 2025 and December 31, 2024. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:
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
Our assets and liabilities measured at fair value were as follows:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$1	$—	$—	$1	$1	$—	$—	$1
Financial instruments(a)	$60	$—	$—	$60	$60	$—	$—	$60
Debt (b)	$—	$594	$—	$594	$—	$594	$—	$594
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Debt measured at fair value (a)	3	22	7	117
Other	—	—	—	5
Total	$3	$22	$7	$122
(a)We elected to account for the 2.75% exchangeable senior debentures due 2049 (which are no longer outstanding) that were assumed as part of the Transactions (the “Exchangeable Notes”) and Convertible Notes using the fair value option. The Exchangeable Notes and the Convertible Notes were the obligations of Sirius XM Holdings. Sirius XM was not an obligor or guarantor of either the Exchangeable Notes or the Convertible Notes. Changes in the fair value of the Exchangeable Notes and Convertible Notes recognized in the unaudited consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable or convertible. We isolate the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognize such amount in other comprehensive earnings (loss). The change in the fair value of the Exchangeable Notes and Convertible Notes attributable to changes in the instrument specific credit risk was a loss of $1 and a loss of $16 for the three months ended September 30, 2025 and 2024, respectively, and a loss of $7 and a loss of $30 for the nine months ended September 30, 2025 and 2024, respectively. The cumulative change in fair value since issuance was a loss of $17 as of September 30, 2025, net of the recognition of previously unrecognized gains and losses.

(4)Impairment, Restructuring and Other Costs
During the three and nine months ended September 30, 2025, impairment, restructuring and other costs were $9 and $164, respectively. During the three months ended September 30, 2025, we recorded Transaction related costs of $6 and other restructuring related costs of $3. During the nine months ended September 30, 2025, we recorded a charge of $109 associated with impairments related to terminated software projects, other restructuring related costs of $25, severance and other employee costs of $24 and Transaction related costs of $6. The restructuring and related impairment charges were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations.
During the three and nine months ended September 30, 2024, impairment, restructuring and other costs were $3,388 and $3,441, respectively. During the three months ended September 30, 2024, we recorded charges of $3,353, primarily related to impairments of Goodwill and non-controlling investments, costs associated with the Transactions of $32 and a charge of $3 associated with severance and other restructuring costs. During the nine months ended September 30, 2024, we recorded impairment charges of $3,354, primarily related to impairment of Goodwill and non-controlling investments, costs associated with the Transactions of $68, and a charge of $19 associated with severance and other restructuring costs. The restructuring and related impairment charges were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations.

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
Receivables, net, consists of the following:

	September 30, 2025	December 31, 2024
Gross customer accounts receivable	$608	$606
Allowance for doubtful accounts	(9)	(10)
Customer accounts receivable, net	$599	$596
Receivables from distributors	63	56
Other receivables	41	24
Total receivables, net	$703	$676

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
As of September 30, 2025, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and nine months ended September 30, 2025.
In connection with the close of the Transactions, our market capitalization sustained a decrease during the third quarter of 2024 and we concluded that, in accordance with ASC 350, a triggering event occurred indicating that potential impairment existed, which required us to conduct an interim test of the fair value of the goodwill for the SiriusXM and Pandora and Off-platform reporting units. In accordance with ASC 350, we performed a quantitative goodwill impairment test and determined the fair value of our reporting units using a combination of an income approach, employing a discounted cash flow model, and a market approach, employing a guideline public company approach. The discounted cash flow model, which estimates fair value based on the present value of future cash flows, required us to make various assumptions regarding the timing and amount of these cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The terminal value was estimated using a long-term growth rate, which was based on expected trends and projections. A discount rate was determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. The results of our goodwill impairment test indicated that the estimated fair value of the Pandora and Off-platform reporting unit exceeded its carrying amount, whereas the carrying amount of the SiriusXM reporting unit exceeded its estimated fair value. As a result, we recorded a goodwill impairment charge of $2,819 during the three and nine months ended September 30, 2024 to write down the carrying amount of the SiriusXM goodwill in the Impairment, restructuring and other costs line item in our unaudited consolidated statements of operations.
As of September 30, 2025, the cumulative balance of goodwill impairments recorded was $3,775, of which $2,819 was recognized during the year ended December 31, 2024 and is included in the carrying amount of the goodwill allocated to our SiriusXM reporting unit and $956 of which was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of September 30, 2025, the carrying amount of goodwill for our SiriusXM and Pandora and Off-platform reporting units was $11,431 and $959, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(7)Intangible Assets
Our intangible assets include the following:

		September 30, 2025			December 31, 2024
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Recorded to Sirius XM Reporting Unit:
Indefinite life intangible assets:
FCC licenses	Indefinite	$8,610	$—	$8,610	$8,610	$—	$8,610
Trademarks	Indefinite	930	—	930	930	—	930
Definite life intangible assets:
Customer relationships	15 years	570	(485)	85	570	(456)	114
OEM relationships	15 years	220	(175)	45	220	(164)	56
Licensing agreements	15 years	285	(256)	29	285	(245)	40
Software and technology	7 years	28	(24)	4	28	(23)	5
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(370)	72	442	(331)	111
Software and technology	5 years	391	(382)	9	391	(380)	11
Total intangible assets		$11,788	$(1,692)	$10,096	$11,788	$(1,599)	$10,189

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of September 30, 2025, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three and nine months ended September 30, 2025 and 2024.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $31 and $32 for the three months ended September 30, 2025 and 2024, respectively, and $93 and $101 for the nine months ended September 30, 2025 and 2024, respectively. There were no retirements or impairments of definite lived intangible assets during the nine months ended September 30, 2025 and 2024.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The expected amortization expense for each of the fiscal years 2025 through 2029 and for periods thereafter is as follows:

Years ending December 31,	Amount
2025 (remaining)	$31
2026	123
2027	75
2028	15
2029	—
Thereafter	—
Total definite life intangible assets, net	$244

(8)Property and Equipment
Property and equipment, net, consists of the following:

	September 30, 2025	December 31, 2024
Satellite system	$2,159	$1,598
Capitalized software and hardware	2,533	2,429
Construction in progress	758	988
Other	723	718
Total property and equipment	6,173	5,733
Accumulated depreciation	(3,934)	(3,624)
Property and equipment, net	$2,239	$2,109
Construction in progress consists of the following:

	September 30, 2025	December 31, 2024
Satellite system	$401	$751
Capitalized software and hardware	294	197
Other	63	40
Construction in progress	$758	$988
Depreciation and amortization expense on property and equipment was $110 and $113 for the three months ended September 30, 2025 and 2024, respectively, and $313 and $354 for the nine months ended September 30, 2025 and 2024, respectively. During the three and nine months ended September 30, 2024, we retired property and equipment of $3 and $58, respectively. Refer to Note 4 for information regarding impairment charges recorded on our property and equipment during the three and nine months ended September 30, 2025 and 2024.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $5 and $7 for the three months ended September 30, 2025 and 2024, respectively, and $18 and $19 for the nine months ended September 30, 2025 and 2024, respectively, which related to the construction of our SXM-9 satellite, which launched in December 2024, and our SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $11 and $7 for the three months ended September 30, 2025 and 2024, respectively, and $31 and $19 for the nine months ended September 30, 2025 and 2024, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Satellites
As of September 30, 2025, we operated a fleet of six satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of September 30, 2025:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2030
SIRIUS FM-6	2013	2028	2030
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
SXM-9	2025	2040	2033
SXM-10	2025	2040	2033
In January 2025 and July 2025, our SXM-9 and SXM-10 satellites, respectively, successfully completed in-orbit testing and were placed into service. Our SXM-9 and SXM-10 satellites replaced our SXM-8 and FM-6 satellites, respectively, with both becoming in-orbit spares. During the three months ended March 31, 2025, we removed our XM-3 satellite from service and are in the process of de-orbiting the satellite, which we expect to be completed by the end of 2025. Our SXM-11 and SXM-12 satellites, which are currently under construction, are expected to replace our XM-5 and Sirius FM-5 satellites.

(9)Leases
We have operating and finance leases for offices, terrestrial repeaters, data centers and certain equipment. Our leases have remaining lease terms of less than one year to 17 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. We elected the practical expedient to account for the lease and non-lease components as a single component. Additionally, we elected the practical expedient to not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.
The components of lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$14	$22	$41	$53
Finance lease cost	2	2	5	5
Sublease income	—	—	(2)	(2)
Total lease cost	$16	$24	$44	$56

(10)Related Party Transactions
In the normal course of business, we enter into transactions with our equity method investments (tax equity investments, Sirius XM Canada and SoundCloud) which are considered related party transactions. Our Former Parent was a related party prior to 2025.
Tax Equity Investments
We made tax-efficient investments of $17 and $20 during the three months ended September 30, 2025 and 2024, respectively, and $85 and $229 during the nine months ended September 30, 2025 and 2024, respectively, in clean energy technology projects. Effective January 1, 2024, we adopted ASU 2023-02 using the modified retrospective approach and now account for these investments under the proportional amortization method. As of September 30, 2025, the unamortized investment balance of these investments totaled $803 and was reported within Equity method investments in our unaudited consolidated balance sheets. Under the proportional amortization method, the investment balance is amortized over the term of the investments in proportion to the current period income tax benefits relative to the total expected income tax benefits.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Additionally, we recorded liabilities of $664 related to future contractual and contingent payments which we determined to be probable. Of this amount, $105 is presented in Related party current liabilities with the balance included in Other long-term liabilities in our unaudited consolidated balance sheets.

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
Our Equity method investments as of September 30, 2025 and December 31, 2024 included the carrying value of our investment balance in Sirius XM Canada of $100 and $89, respectively, and, as of September 30, 2025 and December 31, 2024, also included $8 and $7, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of operations of $24 and $23 during the three months ended September 30, 2025 and 2024, respectively, and $71 during each of the nine months ended September 30, 2025 and 2024.

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
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $13 and $14 for the three months ended September 30, 2025 and 2024, respectively, and $39 and $44 for the nine months ended September 30, 2025 and 2024, respectively. We also had related party liabilities of $18 and $19 as of September 30, 2025 and December 31, 2024, respectively, related to this agreement.
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

(11)Debt
Our debt as of September 30, 2025 and December 31, 2024 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	September 30, 2025	September 30, 2025	December 31, 2024
Sirius XM Holdings notes and loans:
Sirius XM Holdings(b)	March 2023	3.75% Convertible Senior Notes	March 15, 2028	Semi-annually in arrears on March 15 and September 15	$575	$594	$594
Sirius XM notes and loans:
Sirius XM(c)	September 2024	Incremental Term Loan (the “Delayed Draw Incremental Term Loan”)	September 9, 2027	variable fee paid quarterly	750	750	1,086
Sirius XM	December 2012	Senior Secured Revolving Credit Facility (the “Credit Facility”)	August 31, 2030	variable fee paid quarterly	30	30	—
Sirius XM(c)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	998	996
Sirius XM(c)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,496	1,495
Sirius XM(c)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,990	1,988
Sirius XM(c)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,244	1,243
Sirius XM(c)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,491	1,490
Sirius XM(c)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,489	1,488
Sirius XM	Various	Finance leases	Various	n/a	n/a	7	11
Total debt						10,089	10,391
Less: total current maturities						1,058	61
Less: total deferred financing costs, net						12	16
Total long-term debt						$9,019	$10,314
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Sirius XM Holdings notes and loans:
3.75% Convertible Senior Notes due 2028
On March 10, 2023, Liberty Media issued $575 aggregate principal amount of its 3.75% convertible notes due 2028 (the “Convertible Notes”). In connection with the Transactions, we assumed all of the obligations of Liberty Media under the indenture governing the Convertible Notes. The Convertible Notes accrue interest at a rate of 3.75% per annum and mature on March 15, 2028. As of September 30, 2025, the conversion rate for the Convertible Notes was 31.1147 shares (not in millions) of our common stock per $1,000 principal amount (not in millions) of Convertible Notes, equivalent to a conversion price of approximately $32.14 per share of our common stock (not in millions).
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
Sirius XM notes and loans:
The Credit Facility
On August 20, 2025, Sirius XM entered into an amendment to, among other things, increase the Credit Facility to $2,000 and extend its maturity to August 31, 2030. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and by Sirius XM Inc. and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries. Borrowings bear interest at the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate determined by Sirius XM’s debt to operating cash flow ratio, and we pay a variable commitment fee on unused commitments of 0.25% per annum as of September 30, 2025. The amendment also adds a springing maturity feature which will automatically accelerate the maturity date of the Credit Facility to a date 91 days prior to the stated maturity of certain of Sirius XM’s long-term debt instruments, including Sirius XM’s 2026, 2027, 2028, 2029 and 2030 Senior Notes and the Delayed Draw Incremental Term Loan, if at such date Sirius XM does not have sufficient liquidity to repay the maturing obligations. Liquidity for this test is defined as the sum of (i) unrestricted cash and cash equivalents and (ii) available borrowing capacity under the Credit Facility.
In April 2022, Sirius XM entered into an amendment to the Credit Facility to incorporate an Incremental Term Loan borrowing of $500 which was retired on April 11, 2024 with cash for 100% of the principal plus accrued and unpaid interest. On January 26, 2024, Sirius XM entered into an amendment to the Credit Facility to, among other things, incorporate a $1,100 Delayed Draw Incremental Term Loan. Interest on the Delayed Draw Incremental Term Loan is based on SOFR plus an applicable rate. On September 3, 2024, Sirius XM entered into a technical amendment to the Credit Facility to add a parent guarantee from Sirius XM Inc. to the Credit Facility in connection with the conversion of Sirius XM into a Delaware limited liability company.
As of September 30, 2025, $30 was outstanding under the Credit Facility and $750 was outstanding under the Delayed Draw Incremental Term Loan which were recorded in Long-term debt in our consolidated balance sheets.

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
Fair Value of Debt
The fair values, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM’s debt securities, not reported at fair value, whose carrying value does not approximate fair value, are as follows:

	September 30, 2025	December 31, 2024
Sirius XM 3.125% Senior Notes due 2026	$986	$960
Sirius XM 5.0% Senior Notes due 2027	$1,493	$1,459
Sirius XM 4.0% Senior Notes due 2028	$1,928	$1,843
Sirius XM 5.50% Senior Notes due 2029	$1,247	$1,198
Sirius XM 4.125% Senior Notes due 2030	$1,404	$1,311
Sirius XM 3.875% Senior Notes due 2031	$1,356	$1,258

(12)Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 900 shares of common stock. There were 337 and 339 shares of common stock issued and outstanding at September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, there were 32 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Sirius XM Holdings equity activity
All share and per share amounts have been adjusted to reflect the conversion of Old Sirius shares into SplitCo common stock on a one-for-ten basis.
Quarterly Dividends
During the nine months ended September 30, 2025 and 2024, our board of directors declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
2025 dividends
January 22, 2025	$0.27	February 7, 2025	$91	February 25, 2025
April 16, 2025	$0.27	May 9, 2025	$92	May 28, 2025
July 23, 2025	$0.27	August 8, 2025	$91	August 27, 2025

2024 dividends
January 24, 2024	$0.266	February 9, 2024	$102	February 23, 2024
April 24, 2024	$0.266	May 10, 2024	$103	May 29, 2024
July 24, 2024	$0.266	August, 9, 2024	$103	August 26, 2024
(1)During the three and nine months ended September 30, 2024, we paid dividends of $17 and $51, respectively, to noncontrolling interests.
Stock Repurchase Program
On September 9, 2024, our board of directors approved for repurchase an aggregate of $1,166 of our common stock.  The board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions.
Prior to the closing of the Transactions, the board of directors of Old Sirius had approved the repurchase of an aggregate of $18,000 of its common stock. As of the closing of the Transactions, Old Sirius repurchased $16,834 since December 2012, and $1,166 remained available under that program. The stock repurchase program of Old Sirius was terminated on the closing date of the Transactions.
As of September 30, 2025, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 4,371 thousand shares for $96, of which 4,070 thousand shares were repurchased during the nine months ended September 30, 2025 for $90 and $1,070 remained available for additional repurchases under our existing stock repurchase program authorization.
The following table summarizes our total share repurchase activity for the nine months ended:

	September 30, 2025		September 30, 2024
Share Repurchase Type	Shares (in thousands)	Amount	Shares (in thousands)	Amount
Open Market Repurchases(a)	4,070	$90	—	$—
(a)As of September 30, 2025, less than $1 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statement of equity.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(13)Benefit Plans

Included in the accompanying unaudited consolidated statements of operations are the following amounts of share-based compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of services:
Programming and content	$9	$9	$28	$26
Customer service and billing	1	1	4	4
Transmission	1	1	5	4
Sales and marketing	10	11	36	34
Product and technology	8	11	26	34
General and administrative	13	25	41	52
	$42	$58	$140	$154
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
At the time of the Split-Off, outstanding stock options to purchase shares of SplitCo common stock were accelerated and became fully vested and exchanged into stock options to purchase shares of our common stock adjusted based on the exchange ratio identified in the Liberty Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “SplitCo Award Exchange Ratio”). The RSAs and RSUs with respect to shares of SplitCo common stock accelerated, became fully vested, and are treated as outstanding shares of our common stock and as such were exchanged into shares of our common stock based on the SplitCo Award Exchange Ratio. Following the Split-Off, a portion of the outstanding stock options to purchase shares of our common stock are to be settled in cash as the underlying shares were not registered, and therefore these awards were classified as liability awards and will be remeasured at each reporting date. As of September 30, 2025, we recognized a liability of $1 related to these awards which is recorded in Accounts payable and accrued expenses in our unaudited consolidated balance sheets.

Sirius XM Holdings Awards
2024 Long-Term Stock Incentive Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. 2024 Long-Term Stock Incentive Plan (the “2024 Plan”). Employees, consultants and non-employee members of Sirius XM Holdings’ board of directors are eligible to receive awards under the 2024 Plan. The 2024 Plan provides for the grant of stock options, stock appreciation rights (“SARs”), RSAs, RSUs and other stock-based awards that the compensation committee of our board of directors deems appropriate. Stock-based awards granted under the 2024 Plan are generally subject to a graded vesting requirement. Stock options generally expire ten years from the date of grant. RSUs include performance-based RSUs (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee’s continued employment. Each RSU entitles the holder to receive one share of common stock upon vesting. As of September 30, 2025, 25 shares of our common stock were available for future grants under the 2024 Plan.
Transitional Stock Adjustment Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). Current and former employees and consultants of Liberty Media or a former direct or indirect subsidiary of Liberty Media, any successor of any such former subsidiary, and the parent

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
company (directly or indirectly) of any such former subsidiary or successor (collectively, a “Qualifying Subsidiary”) or a member of the board of directors of Liberty Media or a Qualifying Subsidiary and in each case, who, as of September 9, 2024, (a) held an outstanding option of any series of Liberty Media’s Liberty SiriusXM common stock (a “Liberty Media SiriusXM Option Award”) pursuant to (i) the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015), as amended, (ii) the Liberty Media Corporation 2013 Nonemployee Director Plan (Amended and Restated as of December 17, 2015), as amended, (iii) the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended, (iv) the Liberty Media Corporation 2022 Omnibus Incentive Plan, as amended, and/or (v) any other stock option or incentive plan adopted or assumed by Liberty Media (each, a “Liberty Media Incentive Plan”) and (b) received an option under the Transitional Plan in accordance with the terms of the Reorganization Agreement were eligible to receive awards under the Transitional Plan. The Transitional Plan provided for the grant of stock options. Stock options were subject to all the terms and conditions of the applicable Liberty Media Incentive Plan and associated instrument under which the corresponding Liberty Media Sirius XM Option Award was made. As of September 30, 2025, 3 shares of our common stock were reserved for issuance in connection with outstanding stock based awards in connection with the Transitional Plan.
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
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees under the Sirius XM Awards during the nine months ended September 30, 2024:

For the Nine Months Ended September 30,
2024
Risk-free interest rate	4.4%
Expected life of options — years	3.76
Expected stock price volatility	40%
Expected dividend yield	2.8%
There were no options granted during the three months ended September 30, 2024 and the three and nine months ended September 30, 2025.
The following table summarizes stock option activity under our share-based plans for the nine months ended September 30, 2025:

	Options	WAEP	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	18	$49.69
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(2)	$45.62
Outstanding as of September 30, 2025	16	$50.27	3.68	$—
Exercisable as of September 30, 2025	13	$51.00	3.07	$—
The total intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was less than $1 and $1, respectively.  During each of the nine months ended September 30, 2025 and 2024, the number of net settled shares issued as a result of stock option exercises was less than 1.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The following table summarizes the RSU, including PRSU, activity under our share-based plans for the nine months ended September 30, 2025:

	Shares	GDFV Per Share
Nonvested as of January 1, 2025	12	$42.33
Granted	10	$25.55
Vested	(3)	$47.19
Forfeited	(3)	$33.69
Nonvested as of September 30, 2025	16	$31.31
The total intrinsic value of RSUs, including PRSUs, vesting during the nine months ended September 30, 2025 and 2024 was $71 and $97, respectively. During the nine months ended September 30, 2025, the number of net settled shares issued as a result of RSUs vesting totaled 2. During the nine months ended September 30, 2025, we granted less than 1 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the nine months ended September 30, 2025, we granted less than 1 RSUs, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the nine months ended September 30, 2025.
Total unrecognized compensation costs related to unvested share-based payment awards for our stock options and RSUs, including PRSUs, granted to employees, members of our board of directors and third parties at September 30, 2025 and December 31, 2024 was $414 and $402, respectively.  The total unrecognized compensation costs at September 30, 2025 are expected to be recognized over a weighted-average period of 2.6 years.
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
We recognized expenses of $3 and $5 for the three months ended September 30, 2025 and 2024, respectively, and $14 and $16 for the nine months ended September 30, 2025 and 2024, respectively, in connection with the Sirius XM Plan.
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
Contributions to the DCP, net of withdrawals, for each of the three months ended September 30, 2025 and 2024, were $(2) and were $(6) and $(1) for the nine months ended September 30, 2025 and 2024, respectively. As of each of September 30, 2025 and December 31, 2024, the fair value of the investments held in the trust were $60, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of operations.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of operations.  We recorded gains on investments held in the trust of $3 and $2 for the three months ended September 30, 2025 and 2024, respectively, and $6 and $7 for the nine months ended September 30, 2025 and 2024, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)

(14)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of September 30, 2025:

	2025	2026	2027	2028	2029	Thereafter	Total
Debt obligations	$16	$1,059	$2,182	$2,575	$1,250	$3,030	$10,112
Cash interest payments	14	446	402	286	195	183	1,526
Satellite and transmission	31	119	53	1	1	3	208
Programming and content	86	310	211	113	43	20	783
Sales and marketing	11	32	9	4	3	—	59
Satellite incentive payments	1	3	3	3	2	10	22
Operating lease obligations	14	54	49	40	35	38	230
Royalties, minimum guarantees and other	150	544	401	323	208	75	1,701
Total (1)	$323	$2,567	$3,310	$3,345	$1,737	$3,359	$14,641
(1)The table does not include our reserve for uncertain tax positions, which at September 30, 2025 totaled $81.
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
Satellite incentive payments.    Lanteris Space Systems (formerly Maxar Space), the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-5, SIRIUS FM-6, SXM-8, SXM-9 and SXM-10 meeting their fifteen-year design life, which we expect to occur.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of September 30, 2025, we had future fixed commitments related to music royalty and podcast agreements of $550, of which $97 will be paid in 2025 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period.

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
We have entered into certain tax equity investments in which we expect to make future contributions. These future contributions are expected to be made over the remaining respective terms of the investments and totaled $664 as of September 30, 2025, of which $17 is expected to be paid in 2025 and the remainder thereafter.
Several of our royalty agreements also include provisions related to the royalty payments and structures of those agreements relative to other licensing arrangements, which, if triggered, cause our payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom we have entered into direct license agreements have the right to audit our content payments, and such audits often result in disputes over whether we have paid the proper content costs.
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

New York State v. Sirius XM Radio Inc. On December 20, 2023, the People of the State of New York, by Letitia James, Attorney General of the State of New York (the “NY AG”), filed a petition (the “Petition”) in the Supreme Court of the State of New York, New York County (the “New York Court”), against Sirius XM. The Petition alleged various violations of New York law and the federal Restore Online Shoppers’ Confidence Act (“ROSCA”) arising out of Sirius XM's subscription cancellation practices. In general, the Petition alleged that Sirius XM requires consumers to devote an excessive amount of time to cancel subscriptions and has not implemented cancellation processes that are simple and efficient.

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
In November 2024, the New York Court granted Sirius XM summary judgment on all but one of the NY AG's claims. The New York Court did find that Sirius XM's cancellation practices violated the “simple mechanism requirement” for subscription cancellations contained in ROSCA. As a result of the New York Court's findings, Sirius XM now permits New York residents who purchase a subscription online to also cancel that subscription online, a cancellation mechanism that we believe is at least as easy to use as the method the consumer used to initiate the subscription. The New York Court also directed the NY AG to make ministerial filings in order to proceed to an assessment of damages. To date, the NY AG has not done so. The NY AG has appealed to the four counts with respect to the Petition for which the New York Court granted Sirius XM summary judgment. Sirius XM has appealed the one count in the Petition, the violation of ROSCA, with respect to which the New York Court granted the State of New York summary judgment. Decision on the appeals remain pending.

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

The following actions and mass arbitration demands remain pending against Sirius XM:

•On June 5, 2023, Christopher Carovillano and Steven Brandt, individually, as private attorneys general, and on behalf of all other U.S. persons similarly situated (excluding persons in the states of California, New Jersey and Washington), filed a class action complaint against Sirius XM in the United States District Court for the Southern District of New York (the “Southern District Court”). On July 18, 2024, the Southern District Court issued an Opinion and Order granting Sirius XM's motion for partial summary judgment and striking the plaintiffs' class allegations. On January 3, 2025, Sirius XM filed another motion for summary judgment as to plaintiff's remaining individual claims and plaintiffs have opposed that motion. On January 15, 2025, plaintiffs filed a motion to dismiss their own case that Sirius XM has opposed. Decisions on those motions remain pending.
•On June 1, 2024, Elenamarie Burns, Jacqueline Gardner, and Lynne Silver filed a petition on behalf of 7,628 individuals in the Commercial Division of the Supreme Court of New York, County of New York (the “Commercial Division”), seeking to compel Sirius XM to arbitrate and advance the payment of American Arbitration Association (the "AAA") arbitration fees in connection with individual arbitrations. On July 3, 2024 and March 24, 2025, petitioners filed amended petitions adding petitioners, bringing the total to approximately 12,000. Petitioners’ opening brief in support of the amended petition was filed on April 18, 2025, Sirius XM’s opposition to the amended petition was filed on July 1, 2025, and petitioners’ reply brief in support of the amended petition was filed on August 18, 2025. A decision on petitioners’ amended petition remains pending, and the Commercial Division has not taken any action in connection with the merits of the amended petition. On July 9, 2025, approximately 11,000 of these petitioners initiated a new mass arbitration before the AAA. On August 11, 2025, Sirius XM filed a motion with the Commercial Division to stay that arbitration, and petitioners opposed that motion on September 25, 2025. A decision on Sirius XM’s motion to stay the re-filed arbitration remains pending.
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
•On June 21, 2024, Cindy Balmores, Justin Braswell, Deborah Garvin, and Thea Anderson, individually, as private attorneys general, and on behalf of all other Washington persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the Western District of Washington. Sirius XM moved to

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
dismiss the complaint on March 31, 2025. On July 14, 2025, the Court granted the motion in part, and denied the motion in part. Sirius XM filed an answer to the remaining claims on July 28, 2025.
•On June 25, 2024, Denise Woods and Sherry Tapia, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the Northern District of California. Sirius XM moved to compel arbitration on March 21, 2025. On July 11, 2025, the Court denied the motion. On July 21, 2025, Sirius XM filed a notice of appeal to the Court’s denial.
•On May 15, 2025, Cynthia Stutsman and Michael Peterson, individually, and on behalf of all other Washington residents similarly situated, filed a class action complaint against Sirius XM in the Superior Court of Washington for Snohomish County. Sirius XM moved to dismiss the complaint on August 15, 2025, and plaintiffs’ opposition to that motion was filed on September 26, 2025. A decision on that motion remains pending.
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

California Unruh Civil Rights Act Mass Arbitration. A series of mass pre-arbitration notices have been filed purportedly on behalf of approximately 41,000 claimants alleging that Pandora used age, sex and gender information from claimants to target advertising in violation of California’s Unruh Civil Rights Act, Cal. Civ. Code §§ 51–52. A petition was filed purportedly on behalf of approximately 26,000 petitioners for an Order Compelling Arbitration in Los Angeles Superior Court against Pandora on January 17, 2025, and an amended petition was filed on February 14, 2025. On June 18, 2025, the Court denied the petition in part with respect to 2,216 petitioners and granted the petition in part and entered an order compelling arbitration with respect to the remaining petitioners. Following that order, 23,821 of the petitioners have filed demands for arbitration with the AAA, and AAA has opened a mass arbitration that Sirius XM is defending.

Do-Not-Call Litigation. In July 2025, following a mediation, Sirius XM entered into an agreement settling a putative class action lawsuit filed on November 29, 2022 in the United States District Court for the Central District of Illinois alleging that Sirius XM violated the “Do-Not-Call” provisions of the Telephone Consumer Protection Act, and several similar state statutes, by calling consumers whose residential numbers were on applicable national or state do-not-call registries and/or whose residential numbers were on Sirius XM’s internal do-not-call list. The settlement will resolve the claims of consumers for the period April 27, 2019 through October 31, 2025. As part of the settlement, in calendar year 2026, Sirius XM will pay $28 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid. The settlement was recorded to the General and administrative line in our unaudited consolidated statements of operations and included in the Accounts payable and accrued expenses line of our unaudited consolidated balance sheets. The settlement memorializes changes relating to Sirius XM’s “Do-Not-Call” practices. Settlement of this matter is subject to, among other things, approval by the Court.

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
Income tax (expense) benefit was $(91) and $39 for the three months ended September 30, 2025 and 2024, respectively, and $(215) and $(103) for the nine months ended September 30, 2025 and 2024, respectively.
Our effective tax rate for the three months ended September 30, 2025 and 2024 was (23.5)% and 1.3%, respectively. Our effective tax rate for the nine months ended September 30, 2025 and 2024 was (23.3)% and (4.6)%, respectively. The effective tax rate for the three and nine months ended September 30, 2025 was primarily driven by federal and state income tax expense and tax losses related to share-based compensation, partially offset by certain tax credits. The effective tax rate for the three and nine months ended September 30, 2024 was primarily impacted by the nondeductible Sirius XM goodwill impairment charge, partially offset by tax losses related to share-based compensation and an increase in valuation allowance and net operating loss expirations related to state net operating losses that are projected to expire unutilized. We estimate our effective tax rate expense for the year ending December 31, 2025 will be approximately 22%.
We recognized net tax benefits of $7 and $9 during the three months ended September 30, 2025 and 2024, respectively, and we recognized net tax benefits $19 and $25 of during the nine months ended September 30, 2025 and 2024, respectively, related to our tax equity investments. These recognized net tax benefits were recorded to Income tax expense in our unaudited consolidated statement of comprehensive income. The net tax benefits included tax credits and other income tax benefits of $34 and $44 during the three months ended September 30, 2025 and 2024, respectively, and $111 and $123 during the nine months ended September 30, 2025 and 2024, respectively, which were partially offset by amortization expense of $27 and $35 for the three months ended September 30, 2025 and 2024, respectively, and $92 and $98 for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025 and December 31, 2024, we had a valuation allowance related to deferred tax assets of $86 and $93, respectively, that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.
On July 4, 2025, the President signed into law the One Big Beautiful Bill (“OBBB”) Act, introducing significant amendments to the U.S. Internal Revenue Code. The amendments include the permanent extension of certain individual, business, and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025.
The OBBB permanently extends the 100% bonus depreciation of qualifying assets which is expected to accelerate the timing of depreciation deductions for these assets. The OBBB also permanently eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. We expect these provisions to result in a reduction of current income tax liabilities and an increase in deferred tax liabilities, and the impacts could be material. Additionally, we anticipate

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
that these provisions will enhance cash flows in the near term due to the deferral of tax payments. The legislation did not have a material impact on our income tax expense for the three and nine months ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for 2025.
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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. We eliminate intersegment advertising campaign revenue. We had intersegment advertising revenue of $1 for each of the three months ended September 30, 2025 and 2024, and $4 and $2 during the nine months ended September 30, 2025 and 2024, respectively.
Segment revenue and gross profit were as follows during the period presented:

	For the Three Months Ended September 30, 2025
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,497	$132	$1,629
Advertising revenue	39	416	455
Other revenue	75	—	75
Total revenue	1,611	548	2,159
Cost of services
Revenue share and royalties	(384)	(337)	(721)
Programming and content (a)	(130)	(15)	(145)
Other (a)(b)	(139)	(26)	(165)
Total cost of services	(653)	(378)	(1,031)
Segment gross profit	$958	$170	$1,128

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended September 30, 2025
Segment Gross Profit	$1,128
Subscriber acquisition costs	(107)
Sales and marketing (a)	(176)
Product and technology (a)	(54)
General and administrative (a)	(106)
Depreciation and amortization	(141)
Share-based payment expense	(42)
Impairment, restructuring and other costs	(9)
Total other expense	(105)
Consolidated income before income taxes	$388
(a)     Share-based payment expense of $11 related to cost of services, $10 related to sales and marketing, $8 related to product and technology and $13 related to general and administrative has been excluded for the three months ended September 30, 2025.
(b)    SiriusXM other costs of services related to customer service and billing of $96, transmission costs of $41 and cost of equipment of $2. Pandora and Off-platform other costs of services related to customer service and billing of $19 and transmission costs of $7.

	For the Three Months Ended September 30, 2024
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,510	$135	$1,645
Advertising revenue	41	409	450
Other revenue	76	—	76
Total revenue	1,627	544	2,171
Cost of services
Revenue share and royalties	(390)	(317)	(707)
Programming and content (c)	(129)	(12)	(141)
Other (c)(d)	(139)	(28)	(167)
Total cost of service	(658)	(357)	(1,015)
Segment gross profit	$969	$187	$1,156

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
    The reconciliation between reportable segment gross profit to consolidated loss before income tax is as follows:

For the Three Months Ended September 30, 2024
Segment Gross Profit	$1,156
Subscriber acquisition costs	(90)
Sales and marketing (c)	(206)
Product and technology (c)	(57)
General and administrative (c)	(113)
Depreciation and amortization	(145)
Share-based payment expense	(58)
Impairment, restructuring and other costs	(3,388)
Total other expense	(96)
Consolidated loss before income taxes	$(2,997)
(c)     Share-based payment expense of $11 related to cost of services, $11 related to sales and marketing, $11 related to product and technology and $25 related to general and administrative has been excluded for the three months ended September 30, 2024.
(d)    SiriusXM other costs of services related to customer service and billing of $90, transmission costs of $47 and cost of equipment of $2. Pandora and Off-platform other costs of services related to customer service and billing of $19 and transmission costs of $9.

	For the Nine Months Ended September 30, 2025
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$4,466	$394	$4,860
Advertising revenue	116	1,165	1,281
Other revenue	224	—	224
Total revenue	4,806	1,559	6,365
Cost of services
Revenue share and royalties	(1,154)	(976)	(2,130)
Programming and content (e)	(386)	(44)	(430)
Other (e)(f)	(403)	(77)	(480)
Total cost of services	(1,943)	(1,097)	(3,040)
Segment gross profit	$2,863	$462	$3,325

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Nine Months Ended September 30, 2025
Segment Gross Profit	$3,325
Subscriber acquisition costs	(314)
Sales and marketing (e)	(525)
Product and technology (e)	(165)
General and administrative (e)	(366)
Depreciation and amortization	(406)
Share-based payment expense	(140)
Impairment, restructuring and other costs	(164)
Total other expense	(324)
Consolidated income before income taxes	$921
(e)     Share-based payment expense of $37 related to cost of services, $36 related to sales and marketing, $26 related to product and technology and $41 related to general and administrative has been excluded for the nine months ended September 30, 2025.
(f)    SiriusXM other costs of services related to customer service and billing of $279, transmission costs of $118 and cost of equipment of $6. Pandora and Off-platform other costs of services related to customer service and billing of $56 and transmission costs of $21.

	For the Nine Months Ended September 30, 2024
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$4,576	$407	$4,983
Advertising revenue	124	1,171	1,295
Other revenue	233	—	233
Total revenue	4,933	1,578	6,511
Cost of services
Revenue share and royalties	(1,176)	(942)	(2,118)
Programming and content (g)	(388)	(42)	(430)
Other (g)(h)	(423)	(83)	(506)
Total cost of services	(1,987)	(1,067)	(3,054)
Segment gross profit	$2,946	$511	$3,457

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The reconciliation between reportable segment gross profit to consolidated loss before income tax is as follows:

For the Nine Months Ended September 30, 2024
Segment Gross Profit	$3,457
Subscriber acquisition costs	(272)
Sales and marketing (g)	(641)
Product and technology (g)	(190)
General and administrative (g)	(326)
Depreciation and amortization	(455)
Share-based payment expense	(154)
Impairment, restructuring and other costs	(3,441)
Total other expense	(237)
Consolidated loss before income taxes	$(2,259)
(g)     Share-based payment expense of $34 related to cost of services, $34 related to sales and marketing, $34 related to product and technology and $52 related to general and administrative has been excluded for the nine months ended September 30, 2024.
(h)    SiriusXM other costs of services related to customer service and billing of $272, transmission costs of $144 and cost of equipment of $7. Pandora and Off-platform other costs of services related to customer service and billing of $59 and transmission costs of $24.
A measure of segment assets is not currently provided to our Chief Executive Officer, who serves as our chief operating decision maker, and has therefore not been provided.
As of September 30, 2025, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and nine months ended September 30, 2025 and 2024.

(17)Subsequent Events
Capital Return Program
On October 22, 2025, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on November 21, 2025 to stockholders of record as of the close of business on November 5, 2025.
For the period from October 1, 2025 to October 28, 2025, we repurchased less than 1 shares of our common stock on the open market for an aggregate purchase price of $13, including fees and commissions.

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
The primary source of revenue from the SiriusXM business is subscription fees, with most of its customers subscribing to monthly or annual plans.  Additional revenue streams include advertising on select non-music channels and on certain music channels within ad-supported plans, direct sales of radios and accessories, and other ancillary services.   As of September 30, 2025, the SiriusXM business had approximately 32.8 million subscribers.
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

Pandora and Off-platform
Our Pandora and Off-platform business operates a music, comedy and podcast streaming platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, car speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists and podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of September 30, 2025, Pandora had approximately 41.6 million monthly active users and 5.7 million subscribers.
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

Results of Operations - September 30, 2025 and 2024
Set forth below are our results of operations for the three and nine months ended September 30, 2025 compared with the three and nine months ended September 30, 2024. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		2025 vs 2024 Change
					Three Months		Nine Months
(in millions)	2025	2024	2025	2024	Amount	%	Amount	%
Revenue
SiriusXM:
Subscriber revenue	$1,497	$1,510	$4,466	$4,576	$(13)	(1)%	$(110)	(2)%
Advertising revenue	39	41	116	124	(2)	(5)%	(8)	(6)%
Equipment revenue	43	43	130	140	—	—%	(10)	(7)%
Other revenue	32	33	94	93	(1)	(3)%	1	1%
Total Sirius XM revenue	1,611	1,627	4,806	4,933	(16)	(1)%	(127)	(3)%
Pandora and Off-platform:
Subscriber revenue	132	135	394	407	(3)	(2)%	(13)	(3)%
Advertising revenue	416	409	1,165	1,171	7	2%	(6)	(1)%
Total Pandora and Off-platform revenue	548	544	1,559	1,578	4	1%	(19)	(1)%
Total revenue	2,159	2,171	6,365	6,511	(12)	(1)%	(146)	(2)%
Cost of services
SiriusXM:
Revenue share and royalties	384	390	1,154	1,176	(6)	(2)%	(22)	(2)%
Programming and content	138	137	412	412	1	1%	—	—%
Customer service and billing	97	91	283	276	6	7%	7	3%
Transmission	42	48	122	147	(6)	(13)%	(25)	(17)%
Cost of equipment	2	2	6	7	—	—%	(1)	(14)%
Total Sirius XM cost of services	663	668	1,977	2,018	(5)	(1)%	(41)	(2)%
Pandora and Off-platform:
Revenue share and royalties	337	317	976	942	20	6%	34	4%
Programming and content	16	13	46	44	3	23%	2	5%
Customer service and billing	19	19	56	59	—	—%	(3)	(5)%
Transmission	7	9	22	25	(2)	(22)%	(3)	(12)%
Total Pandora and Off-platform cost of services	379	358	1,100	1,070	21	6%	30	3%
Total cost of services	1,042	1,026	3,077	3,088	16	2%	(11)	—%
Subscriber acquisition costs	107	90	314	272	17	19%	42	15%
Sales and marketing	186	217	561	675	(31)	(14)%	(114)	(17)%
Product and technology	62	68	191	224	(6)	(9)%	(33)	(15)%
General and administrative	119	138	407	378	(19)	(14)%	29	8%
Depreciation and amortization	141	145	406	455	(4)	(3)%	(49)	(11)%
Impairment, restructuring and other costs	9	3,388	164	3,441	(3,379)	(100)%	(3,277)	(95)%
Total operating expenses	1,666	5,072	5,120	8,533	(3,406)	(67)%	(3,413)	(40)%
Income (loss) from operations	493	(2,901)	1,245	(2,022)	3,394	nm	3,267	nm
Other income (expense), net
Interest expense	(115)	(124)	(348)	(379)	9	7%	31	8%
Other income, net	10	28	24	142	(18)	(64)%	(118)	(83)%
Total other expense	(105)	(96)	(324)	(237)	(9)	(9)%	(87)	(37)%
Income (loss) before income taxes	388	(2,997)	921	(2,259)	3,385	113%	3,180	141%
Income tax (expense) benefit	(91)	39	(215)	(103)	(130)	(333)%	(112)	(109)%
Net income (loss)	$297	$(2,958)	$706	$(2,362)	$3,255	110%	$3,068	130%
nm - not meaningful

SiriusXM Revenue
SiriusXM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended September 30, 2025 and 2024, subscriber revenue was $1,497 and $1,510, respectively, a decrease of 1%, or $13. For the nine months ended September 30, 2025 and 2024, subscriber revenue was $4,466 and $4,576, respectively, a decrease of 2%, or $110. The decreases were primarily attributed to a reduction in self-pay revenue resulting from a decline in the average number of subscribers, partially offset by rate increases on certain self-pay plans.
We expect SiriusXM subscriber revenues to remain relatively flat with higher ARPU offset by declines in the number of average subscribers.
SiriusXM Advertising Revenue includes the sale of advertising on SiriusXM’s non-music channels and select music channels within ad-supported plans.
For the three months ended September 30, 2025 and 2024, advertising revenue was $39 and $41, respectively, a decrease of 5%, or $2. For the nine months ended September 30, 2025 and 2024, advertising revenue was $116 and $124, respectively, a decrease of 6%, or $8. The decreases were primarily due to lower advertising demand for news and sports channels. The decrease in the nine-month period was also impacted by lower demand on comedy channels.
We expect our SiriusXM advertising revenue to grow as we continue to leverage co-selling initiatives across our brands and platforms.
SiriusXM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For each of the three months ended September 30, 2025 and 2024, equipment revenue was $43. For the nine months ended September 30, 2025 and 2024, equipment revenue was $130 and $140, respectively, a decrease of 7%, or $10. During the three-month period, the transition to higher cost next generation chipsets was offset by higher chipset production. For the nine-month period, the decrease was driven by the transition to higher cost next generation chipsets as well as lower chipset production.
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
For the three months ended September 30, 2025 and 2024, other revenue was $32 and $33, respectively, a decrease of 3%, or $1. For the nine months ended September 30, 2025 and 2024, other revenue was $94 and $93, respectively, an increase of 1%, or $1. The decrease for the three-month period was driven by lower revenue from our connected vehicle services. The increase for the nine-month period was driven by one-time license fees.
We expect other revenue, excluding one-time license fees, to remain relatively flat.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For the three months ended September 30, 2025 and 2024, Pandora and Off-platform subscriber revenue was $132 and $135, respectively, a decrease of 2%, or $3. For the nine months ended September 30, 2025 and 2024, Pandora and Off-platform subscriber revenue was $394 and $407, respectively, a decrease of 3%, or $13. The decreases were driven by a decline in the subscriber base, partially offset by rate increases on Pandora subscription plans.
We anticipate a decline in Pandora and Off-platform subscriber revenues primarily driven by a reduction in the average number of subscribers.

Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended September 30, 2025 and 2024, Pandora and Off-platform advertising revenue was $416 and $409, respectively, an increase of 2%, or $7. For the nine months ended September 30, 2025 and 2024, Pandora and Off-platform advertising revenue was $1,165 and $1,171, respectively, a decrease of 1%, or $6. The increase for the three-month period was driven by revenue generated from podcasts and technology fees, partially offset by reduced advertiser demand in streaming music. The decrease for the nine-month period was driven by reduced advertiser demand in streaming music, partially offset by revenue generated from podcasts and higher technology fees.
We expect Pandora and Off-platform advertising revenue to slightly increase due to growth in off-platform monetization, including through podcasts, as well as higher technology fees.
Total Revenue
Total Revenue for the three months ended September 30, 2025 and 2024 was $2,159 and $2,171, respectively, a decrease of 1%, or $12. Total Revenue for the nine months ended September 30, 2025 and 2024 was $6,365 and $6,511, respectively, a decrease of 2%, or $146.
SiriusXM Cost of Services
SiriusXM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
SiriusXM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as revenue share agreements with automakers, content providers and advertisers.
For the three months ended September 30, 2025 and 2024, revenue share and royalties were $384 and $390, respectively, a decrease of 2%, or $6, and decreased as a percentage of total SiriusXM revenue. For the nine months ended September 30, 2025 and 2024, revenue share and royalties were $1,154 and $1,176, respectively, a decrease of 2%, or $22, but increased as a percentage of total SiriusXM revenue. The decreases were driven by lower subscription revenue, partially offset by higher webcasting per play rate.
We expect our SiriusXM revenue share and royalty costs to remain flat as a percentage of revenue.
SiriusXM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended September 30, 2025 and 2024, programming and content expenses were $138 and $137, respectively, an increase of 1%, or $1 and increased as a percentage of total SiriusXM revenue. For each of the nine months ended September 30, 2025 and 2024, programming and content expenses were $412 which remained unchanged in absolute terms but increased as a percentage of total SiriusXM revenue. The increase for the three-month period was driven by higher personnel-related costs.
We expect our SiriusXM programming and content expenses to remain relatively flat.
SiriusXM Customer Service and Billing includes costs related to the operation and management of internal and third-party customer service centers, our subscriber management systems, billing and collection processes, bad debt expense, and transaction fees.
For the three months ended September 30, 2025 and 2024, customer service and billing expenses were $97 and $91, respectively, an increase of 7%, or $6, and increased as a percentage of total SiriusXM revenue. For the nine months ended September 30, 2025 and 2024, customer service and billing expenses were $283 and $276, respectively, an increase of 3%, or $7, and increased as a percentage of total SiriusXM revenue. The increases were driven by higher subscriber management systems and transaction costs, partially offset by lower call center costs and bad debt expense.
We expect our SiriusXM customer service and billing expenses to decrease as a result of reductions in call center and personnel-related costs, partially offset by higher costs associated with subscriber management systems.
SiriusXM Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios and delivery of our Internet and 360L streaming and connected vehicle services.

For the three months ended September 30, 2025 and 2024, transmission expenses were $42 and $48, respectively, a decrease of 13%, or $6, and decreased as a percentage of total SiriusXM revenue. For the nine months ended September 30, 2025 and 2024, transmission expenses were $122 and $147, respectively, a decrease of 17%, or $25, and decreased as a percentage of total SiriusXM revenue. The decreases were driven primarily by lower hosting costs associated with our streaming platform.
We expect our SiriusXM transmission expenses to remain relatively flat.
SiriusXM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For each of the three months ended September 30, 2025 and 2024, cost of equipment was $2, which remained unchanged in absolute terms but increased as a percentage of total SiriusXM revenue. For the nine months ended September 30, 2025 and 2024, cost of equipment was $6 and $7, respectively, a decrease of 14%, or $1, and decreased as a percentage of total SiriusXM revenue. The decrease for the nine-month period was driven lower inventory reserves.
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
For the three months ended September 30, 2025 and 2024, revenue share and royalties were $337 and $317, respectively, an increase of 6%, or $20, and increased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2025 and 2024, revenue share and royalties were $976 and $942, respectively, an increase of 4%, or $34, and increased as a percentage of total Pandora and Off-platform revenue. The increases were driven by podcast revenue share, partially offset by a decline in the subscriber base.
We expect our Pandora and Off-platform revenue share and royalties to increase with the growth in our podcast revenue.
Pandora and Off-platform Programming and Content includes costs to produce owned and operated podcasts, live listener events and promote content.
For the three months ended September 30, 2025 and 2024, programming and content expenses were $16 and $13, respectively, an increase of 23%, or $3, and increased as a percentage of total Pandora and Off-platform revenue. For each of the nine months ended September 30, 2025 and 2024, programming and content expenses were $46 and $44, respectively, an increase of 5%, or $2, and increased as a percentage of total Pandora and Off-platform revenue. The increases were primarily attributable to higher podcast programming costs.
We expect our Pandora and Off-platform programming and content costs to remain relatively flat.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For each of the three months ended September 30, 2025 and 2024, customer service and billing expenses were $19, which remained unchanged in absolute terms but decreased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2025 and 2024, customer service and billing expenses were $56 and $59, respectively, a decrease of 5%, or $3, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease for the nine-month period was primarily driven by lower transaction fees.
We expect our Pandora and Off-platform customer service and billing costs to remain relatively flat.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.

For the three months ended September 30, 2025 and 2024, Pandora and Off-Platform transmission expenses were $7 and $9, respectively, a decrease of 22%, or $2, and decreased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2025 and 2024, Pandora and Off-Platform transmission expenses were $22 and $25, respectively, a decrease of 12%, or $3, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were driven by lower bandwidth costs.
We expect our Pandora and Off-platform transmission costs to remain relatively flat due to optimized spend, partially offset by higher hosting costs associated with increased AdsWizz platform fee revenue.
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
For the three months ended September 30, 2025 and 2024, subscriber acquisition costs were $107 and $90, respectively, an increase of 19%, or $17, and increased as a percentage of total revenue. For the nine months ended September 30, 2025 and 2024, subscriber acquisition costs were $314 and $272, respectively, an increase of 15%, or $42, and increased as a percentage of total revenue. The increases were primarily driven by contractual changes with certain automakers.
We expect subscriber acquisition costs to stay relatively flat; However, if the imposition of tariffs by the United States government causes automakers to decrease production, we would expect subscriber acquisition costs to decline.
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
For the three months ended September 30, 2025 and 2024, sales and marketing expenses were $186 and $217, respectively, a decrease of 14%, or $31, and decreased as a percentage of total revenue. For the nine months ended September 30, 2025 and 2024, sales and marketing expenses were $561 and $675, respectively, a decrease of 17%, or $114, and decreased as a percentage of total revenue. The decreases were primarily due to lower brand and streaming marketing spend.
We expect sales and marketing expenses to increase due to an increase in our brand and in-car marketing.
Product and Technology consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.
For the three months ended September 30, 2025 and 2024, product and technology expenses were $62 and $68, respectively, a decrease of 9%, or $6, and decreased as a percentage of total revenue. For the nine months ended September 30, 2025 and 2024, product and technology expenses were $191 and $224, respectively, a decrease of 15%, or $33, and decreased as a percentage of total revenue. The decreases were primarily driven by lower hosting and personnel-related costs.
We anticipate product and technology expenses will remain relatively flat as we optimize our technology spend.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technology departments.

For the three months ended September 30, 2025 and 2024, general and administrative expenses were $119 and $138, respectively, a decrease of 14%, or $19, and decreased as a percentage of total revenue. For the nine months ended September 30, 2025 and 2024, general and administrative expenses were $407 and $378, respectively, an increase of 8%, or $29, and increased as a percentage of total revenue. The decrease for the three-month period was driven by lower legal costs, including income from a legal settlement, as well as the elimination of Former Parent operating costs; partially offset by higher software and telecom expenses. The increase for the nine-month period was driven by higher legal costs, including amounts associated with a settlement reserve for certain litigation matters of $28 which is expected to be paid in 2026, higher personnel-related costs and lower insurance recoveries; partially offset by the elimination of Former Parent operating costs, the $9 legal settlement income recognized during the three months ended September 30, 2025, and certain state tax litigation recoveries recorded during the first three months of 2025.
We expect our general and administrative expenses, excluding the impact of any past or future litigation insurance recoveries and settlement reserves, to remain relatively flat.
Depreciation and Amortization reflects the allocation of the costs of assets used in operations such as our satellite constellations, property, equipment and intangible assets over their estimated service lives.
For the three months ended September 30, 2025 and 2024, depreciation and amortization expense was $141 and $145, respectively. For the nine months ended September 30, 2025 and 2024, depreciation and amortization expense was $406 and $455, respectively. The decreases were primarily associated with certain assets that reached the end of their useful lives.
Impairment, Restructuring and Other Costs represents impairment charges, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces as well as employee severance charges and other charges associated with organizational changes and costs associated with the Transactions.
For the three months ended September 30, 2025 and 2024, impairment, restructuring and other costs were $9 and $3,388, respectively. For the nine months ended September 30, 2025 and 2024, impairment, restructuring and other costs were $164 and $3,441, respectively. During the three months ended September 30, 2025, we recorded Transaction related costs of $6 and other restructuring related costs of $3. During the nine months ended September 30, 2025, we recorded a charge of $109 associated with impairments related to terminated software projects, other restructuring related costs of $25, severance and other employee costs of $24 and Transaction related costs of $6. During the three months ended September 30, 2024, we recorded impairment charges of $3,353 related to impairments of Goodwill and non-controlling investments, costs associated with the Transactions of $32, and a charge of $3 primarily related to severance and other restructuring costs. During the nine months ended September 30, 2024, we recorded impairment charges of $3,354 primarily related to impairments of Goodwill and non-controlling investments, costs associated with the Transactions of $68, a charge of $19 associated with severance and other restructuring costs.
Other (Expense) Income
Interest Expense represents the cost of interest on outstanding debt.
For the three months ended September 30, 2025 and 2024, interest expense was $115 and $124, respectively. For the nine months ended September 30, 2025 and 2024, interest expense was $348 and $379, respectively. The decreases were primarily driven by a lower average outstanding debt balance.
Other Income, Net primarily includes realized and unrealized gains and losses from our debt measured at fair value, bond hedges, our Deferred Compensation Plan and other investments, intergroup interests, interest and dividend income, our share of the income or loss from equity investments and transaction costs related to non-operating investments.
For the three months ended September 30, 2025 and 2024, other income, net was $10 and $28, respectively. For the nine months ended September 30, 2025 and 2024, other income, net was $24 and $142, respectively. During the three and nine months ended September 30, 2025, we recorded unrealized gains on debt measured at fair value, trading gains associated with the investments held for our Deferred Compensation Plan, and earnings on unconsolidated entity investments. During the three and nine months ended September 30, 2024, we recorded unrealized gains on debt measured at fair value, earnings on unconsolidated entity investments and trading gains associated with the investments held for our Deferred Compensation Plan.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses and foreign withholding taxes.

For the three months ended September 30, 2025 and 2024, income tax (expense) benefit was $(91) and $39, respectively. For the nine months ended September 30, 2025 and 2024, income tax expense was $215 and $103, respectively.
Our effective tax rate for the three months ended September 30, 2025 and 2024 was (23.5)% and 1.3%, respectively. Our effective tax rate for the nine months ended September 30, 2025 and 2024 was (23.3)% and (4.6)%, respectively. The effective tax rate for the three months and nine months ended September 30, 2025 was primarily driven by federal and state income tax expense and tax losses related to share-based compensation, partially offset by certain tax credits. The effective tax rate for the three and nine months ended September 30, 2024 was primarily impacted by the nondeductible Sirius XM goodwill impairment charge, partially offset by tax losses related to share-based compensation and an increase in valuation allowance and net operating loss expirations related to state net operating losses that are projected to expire unutilized.

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

Set forth below are our subscriber balances as of September 30, 2025 compared to September 30, 2024.

	As of September 30,		2025 vs 2024 Change
(subscribers in thousands)	2025	2024	Amount	%
SiriusXM
Self-pay subscribers	31,235	31,497	(262)	(1)%
Paid promotional subscribers	1,573	1,659	(86)	(5)%
Ending subscribers	32,808	33,156	(348)	(1)%
Sirius XM Canada subscribers	2,491	2,559	(68)	(3)%

Pandora and Off-platform
Monthly active users - all services	41,562	43,721	(2,159)	(5)%
Self-pay subscribers	5,691	5,875	(184)	(3)%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		2025 vs 2024 Change
					Three Months		Nine Months
(subscribers in thousands)	2025	2024	2025	2024	Amount	%	Amount	%
SiriusXM
Self-pay subscribers	(40)	14	(411)	(445)	(54)	(386)%	34	8%
Paid promotional subscribers	51	(114)	(7)	(274)	165	145%	267	97%
Net additions	11	(100)	(418)	(719)	111	111%	301	42%
Weighted average number of subscribers	32,749	33,212	32,801	33,350	(463)	(1)%	(549)	(2)%
Average self-pay monthly churn	1.6%	1.6%	1.5%	1.6%	—%	—%	(0.1)%	(6)%
ARPU (1)	$15.19	$15.16	$15.09	$15.25	$0.03	—%	$(0.16)	(1)%
SAC, per installation	$19.37	$14.67	$18.74	$13.65	$4.70	32%	$5.09	37%
Pandora and Off-platform
Weighted average number of subscribers	5,703	5,917	5,702	5,953	(214)	(4)%	(251)	(4)%
Ad supported listener hours (in billions)	2.49	2.47	7.43	7.55	0.03	1%	(0.12)	(2)%
Advertising revenue per thousand listener hours (RPM)	$91.24	$104.50	$88.14	$98.12	$(13.26)	(13)%	$(9.98)	(10)%
Total Company
Adjusted EBITDA	$676	$693	$1,974	$2,043	$(17)	(2)%	$(69)	(3)%
Free cash flow	$257	$93	$715	$499	$164	176%	$216	43%
(1)    ARPU for SiriusXM excludes subscriber revenue from our connected vehicle services of $43 and $41 for the three months September 30, 2025 and 2024, respectively, and $127 and $122 for the nine months ended September 30, 2025 and 2024, respectively.

SiriusXM
Subscribers. At September 30, 2025, SiriusXM had 32,808 subscribers, a decrease of 348, from the 33,156 subscribers as of September 30, 2024. Our self-pay subscriber base declined due to lower vehicle conversion rates, partially offset by reductions in voluntary and non-pay churn as well as growth in new acquisition initiatives. We also saw a decrease in paid promotional subscribers as we transitioned some automakers from paid promotional subscriptions to unpaid or to shorter term promotional plans.
For the three months ended September 30, 2025 and 2024, net subscriber additions were 11 and (100), respectively, an improvement of 111. For the nine months ended September 30, 2025 and 2024, net subscriber additions were (418) and (719), respectively, an improvement of 301. Self-pay net additions for the three-month period compared to the prior year decreased primarily due to lower conversion rates and streaming net additions, partially offset by lower churn and higher trial volumes as well as growth in new acquisition initiatives. Self-pay net additions for the nine-month period compared to the prior year period increased primarily due to lower churn and higher trial volumes as well as growth in new acquisition initiatives, partially offset by lower conversion rates and streaming net additions. Paid promotional net additions also improved compared to the prior year periods driven by higher vehicle sales.
Sirius XM Canada Subscribers. At September 30, 2025, Sirius XM Canada had approximately 2,491 subscribers, a decrease of 68, or 3%, from the approximately 2,559 Sirius XM Canada subscribers as of September 30, 2024.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For each of the three months ended September 30, 2025 and 2024, our average self-pay monthly churn rate was 1.6%. For the nine months ended September 30, 2025 and 2024, our average self-pay monthly churn rate was 1.5% and 1.6%, respectively. The decrease for the nine month period was driven by lower vehicle, non-pay and voluntary churn.
ARPU is derived from total earned SiriusXM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended September 30, 2025 and 2024, ARPU was $15.19 and $15.16, respectively. For the nine months ended September 30, 2025 and 2024, ARPU was $15.09 and $15.25, respectively. The increase for the three-month period was driven by rate increases on certain self-pay plans, partially offset by an increase in subscribers on promotional plans. The decrease for the nine-month period was driven by an increase in self-pay subscribers on promotional plans, partially offset by rate increases on certain self-pay plans.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended September 30, 2025 and 2024, SAC, per installation, was $19.37 and $14.67, respectively. For the nine months ended September 30, 2025 and 2024, SAC, per installation, was $18.74 and $13.65, respectively. The increases were driven by a transition to higher cost chipsets as well as contractual changes with certain automakers.
Pandora and Off-platform
Monthly Active Users. At September 30, 2025, Pandora had approximately 41,562 monthly active users, a decrease of 2,159 monthly active users, or 5%, from the 43,721 monthly active users as of September 30, 2024. The decrease in monthly active users was driven by churn and a decline in the number of new users.
Subscribers. At September 30, 2025, Pandora had approximately 5,691 subscribers, a decrease of 184, or 3%, from the approximately 5,875 subscribers as of September 30, 2024.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended September 30, 2025 and 2024, ad supported listener hours were 2,494 and 2,466, respectively, an increase of 1%, or 28. For the nine months ended September 30, 2025 and 2024, ad supported listener hours were 7,425 and 7,550, respectively, a decrease of 2%, or 125. The increase in ad supported listener hours for the three month period was driven by higher hours per active user, partially offset by a decline in monthly active users. The decrease for the nine month period was primarily driven by the decline in monthly active users, partially offset by higher hours per active user.
RPM is a key indicator of our ability to monetize advertising inventory created by listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended September 30, 2025 and 2024, RPM was $91.24 and $104.50, respectively. For the nine months ended September 30, 2025 and 2024, RPM was $88.14 and $98.12, respectively. The decreases were driven by lower advertiser demand in streaming music and macroeconomic uncertainty.
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
For the three months ended September 30, 2025 and 2024, Adjusted EBITDA was $676 and $693, respectively, a decrease of 2%, or $17. For the nine months ended September 30, 2025 and 2024, adjusted EBITDA was $1,974 and $2,043, respectively, a decrease of 3%, or $69. The decreases were driven by declines in subscriber revenue as well as increases in revenue share and royalties and subscriber acquisition costs; partially offset by lower sales and marketing expenses. The nine month period was also impacted by a decline in advertising revenue.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended September 30, 2025 and 2024, free cash flow was $257 and $93, respectively, an increase of 176%, or $164. For the nine months ended September 30, 2025 and 2024, free cash flow was $715 and $499, respectively, an increase of 43%, or $216. The increases were driven by the elimination of Liberty transaction costs, lower cash taxes paid and lower capital expenditures.
Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024.

	For the Nine Months Ended September 30,
(in millions)	2025	2024	2025 vs 2024
Net cash provided by operating activities	$1,218	$1,062	$156
Net cash used in investing activities	(588)	(792)	204
Net cash used in financing activities	(713)	(450)	(263)
Net decrease in cash, cash equivalents and restricted cash	(83)	(180)	97
Cash, cash equivalents and restricted cash at beginning of period	170	315	(145)
Cash, cash equivalents and restricted cash at end of period	$87	$135	$(48)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $156 to $1,218 for the nine months ended September 30, 2025 from $1,062 for the nine months ended September 30, 2024.
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

Cash Flows Used in Investing Activities
Cash flows used in investing activities in the nine months ended September 30, 2025 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective investments for total cash consideration of $85. Cash flows used in investing activities in the nine months ended September 30, 2024 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective equity investments for total cash consideration of $229. We spent $292 and $305 on capitalized software and hardware as well as $186 and $229 to construct satellites during the nine months ended September 30, 2025 and 2024, respectively.
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
Cash flows used in financing activities in the nine months ended September 30, 2025 were primarily due to the repayment of $1,597 of debt, the payment of cash dividends of $274, the purchase and retirement of shares of our common stock under our repurchase program of $91 and the payment of $27 for taxes in lieu of shares issued for share-based compensation, partially offset by proceeds from debt borrowings of $1,282. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to the Delayed Draw Incremental Term Loan and the Credit Facility.
Cash flows used in financing activities in the nine months ended September 30, 2024 were primarily due to the repayment of $2,797 of debt, the payment of cash dividends of $51 and the payment of $39 for taxes in lieu of shares issued for share-based compensation, partially offset by proceeds from debt borrowings of $2,451. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to the Convertible Notes, the Exchangeable Notes, that certain margin loan agreement (which is no longer outstanding) of Liberty Siri MarginCo, LLC which merged with and into SplitCo following the Transactions that was secured by shares of our common stock (the “Margin Loan”) and the Credit Facility (each as defined in Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under the Credit Facility, including the Delayed Draw Incremental Term Loan.  As of September 30, 2025, $1,970 was available for future borrowing under the Credit Facility and no amount was available under the Delayed Draw Incremental Term Loan. We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases and dividend payments and to pursue strategic opportunities.
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

Stock Repurchase Program
Prior to the closing of the Transactions, the board of directors of Old Sirius had approved the repurchase of an aggregate of $18,000 of its common stock. As of the closing of the Transactions, Old Sirius repurchased $16,834 since December 2012, and $1,166 remained available under that program. The stock repurchase program of Old Sirius was terminated on the closing date of the Transactions.
Following the closing of the Transactions, on September 9, 2024, our board of directors authorized for repurchase an aggregate of $1,166 of our common stock. The board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions. As of September 30, 2025, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 4,371 thousand shares for $96, and $1,070 remained available for additional repurchases under our existing stock repurchase program authorization.
Dividend
On October 22, 2025, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on November 21, 2025 to stockholders of record as of the close of business on November 5, 2025.
Debt Covenants
The indentures governing Sirius XM's senior notes and the agreements governing the Credit Facility include restrictive covenants.  The indentures governing the senior notes also contain covenants that, among other things, limit Sirius XM’s ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate.  As of September 30, 2025, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss):	$297	$(2,958)	$706	$(2,362)
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	(9)	—	19	—
Former Parent operating costs	—	3	—	15
Impairment, restructuring and other costs	9	3,388	164	3,441
Share-based payment expense (1)	42	58	140	154
Depreciation and amortization	141	145	406	455
Interest expense	115	124	348	379
Other income, net	(10)	(28)	(24)	(142)
Income tax expense (benefit)	91	(39)	215	103
Adjusted EBITDA	$676	$693	$1,974	$2,043
(1)Allocation of share-based payment expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Programming and content	$9	$9	$28	$26
Customer service and billing	1	1	4	4
Transmission	1	1	5	4
Sales and marketing	10	11	36	34
Product and technology	8	11	26	34
General and administrative	13	25	41	52
Total share-based payment expense	$42	$58	$140	$154

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cash Flow information
Net cash provided by operating activities	$430	$309	$1,218	$1,062
Net cash used in investing activities	(191)	(242)	(588)	(792)
Net cash used in financing activities	(252)	(136)	(713)	(450)
Free Cash Flow
Net cash provided by operating activities	430	309	1,218	1,062
Additions to property and equipment	(175)	(216)	(509)	(563)
Sales of other investments	2	—	6	—
Free cash flow (1)	$257	$93	$715	$499
(1)Compared to the free cash flow of Old Sirius, the free cash flow for Sirius XM Holdings is impacted by the additional interest payments related to Liberty Media’s debt attributed to SplitCo as well as corporate costs.
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Subscriber acquisition costs, excluding connected vehicle services	$107	$90	$314	$272
Less: margin from sales of radios and accessories, excluding connected vehicle services	(41)	(41)	(124)	(133)
	$66	$49	$190	$139
Installations (in thousands)	3,350	3,292	10,124	10,187
SAC, per installation (a)	$19.37	$14.67	$18.74	$13.65
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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of September 30, 2025, we had $780 million principal amount of variable rate debt with a weighted average interest rate of 6.0% and $9,325 million principal amount of fixed rate debt with a weighted average interest rate of 4.3%.
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

As of September 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 9, 2024, our board of directors approved for repurchase an aggregate of $1.166 billion of our common stock.  The board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions.
As of September 30, 2025, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 4,371 thousand shares for $96 million, and $1.07 billion remained available for additional repurchases under our existing stock repurchase program authorization.
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2025 - July 31, 2025	361,437	$23.52	361,437	$1,081,155,362
August 1, 2025 - August 31, 2025	207,403	$21.31	207,403	$1,076,734,882
September 1, 2025 - September 30, 2025	291,608	$23.01	291,608	$1,070,025,212
Total	860,448	$22.81	860,448

(a)These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
Rule 10b5-1 Plan Elections
On September 1, 2025, Kristina Salen, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “Salen 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Salen 10b5-1 Sales Plan will be in effect until the earlier of (1) June 5, 2026 and (2) the date on which an aggregate of 3,924 shares of our common stock, up to $40,000, have been sold under the Salen 10b5-1 Sales Plan.
Other than the foregoing, during the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1
Amendment No. 11, dated as of August 20, 2025, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on August 21, 2025 (File No. 001-34295)).

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

SIRIUS XM HOLDINGS INC.

Dated:	October 30, 2025	By:	/s/ THOMAS D. BARRY
Thomas D. Barry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)