Form 10-K
period 2025-12-31
SIRIUS XM HOLDINGS INC.
filed 2026-02-05
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025 was $7,407,294,638.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares of the registrant’s common stock outstanding as of February 3, 2026 was 334,772,877.

DOCUMENTS INCORPORATED BY REFERENCE
Information included in our definitive proxy statement for our 2026 annual meeting of stockholders is incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
2025 FORM 10-K ANNUAL REPORT

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

•we face substantial competition, and that competition has increased over time;
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
•we may face lawsuits, incur liability or suffer reputational harm as a result of content published or made available through our services; and
•Increasing interest and expectations regarding sustainable business practices by our various stakeholders and related reporting obligations may expose us to potential liabilities, increased costs, reputational harm and other adverse effects.

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
•we have directors associated or previously associated with Liberty Media, which may lead to conflicting interests; and

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

The terms “Sirius XM Holdings,” “the Company,” “us,” “we” and “our” as used herein and unless otherwise stated or indicated by context, refer to Sirius XM Holdings Inc. and its subsidiaries. “SiriusXM” refers to Sirius XM Holdings’ wholly owned subsidiaries, Sirius XM Inc., Sirius XM Radio LLC and its subsidiaries, other than Pandora. “Pandora” refers to SiriusXM’s wholly owned subsidiary Pandora Media, LLC and its subsidiaries.
Liberty Media Transactions
On September 9, 2024 at 4:05 p.m., New York City time, Liberty Media Corporation (“Liberty Media” or “Former Parent”) completed its previously announced split-off (the “Split-Off”) of its former wholly owned subsidiary, Liberty Sirius XM Holdings Inc. (“SplitCo”). The Split-Off was accomplished by Liberty Media redeeming each outstanding share of Liberty Media’s Series A, Series B and Series C Liberty SiriusXM common stock (as defined in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), par value $0.01 per share, in exchange for 0.8375 of a share of SplitCo common stock, par value $0.001 per share (the “Redemption”), with cash being paid to entitled record holders of Liberty SiriusXM common stock in lieu of any fractional shares of common stock of SplitCo.
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
At the Merger Effective Time, Old Sirius was renamed “Sirius XM Inc.” and SplitCo was renamed “Sirius XM Holdings Inc.” In connection with the Transactions and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SplitCo became the successor issuer to Old Sirius and succeeded to the attributes of Old Sirius as the registrant, including Old Sirius’s Commission File Number and CIK number. Upon completion of the Transactions, Liberty Media ceased to own any shares of Sirius XM Holdings Inc.
On September 6, 2024, Sirius XM Radio LLC, our wholly owned subsidiary, converted from a Delaware corporation to a Delaware limited liability company.
Our Businesses
Sirius XM Holdings Inc. is a leading audio entertainment company in North America. Our vision is to shape the future of audio where everyone is effortlessly connected to the voices, stories and music they love. We operate two complementary audio entertainment businesses – our SiriusXM business and our Pandora and Off-platform business. Our portfolio includes our flagship subscription entertainment service, SiriusXM; the ad-supported and premium music streaming services of Pandora; the SiriusXM Podcast Network; an advertising sales group, SiriusXM Media; and a suite of advertising technology solutions, including AdsWizz. We believe we reached a combined monthly audience of approximately 170 million listeners as of December 31, 2025.
In December 2024, we adopted an updated strategic plan, which sharpens our focus on our core subscription business; leverages the strength of our advertising business across our portfolio of products and properties; accelerates efficiency throughout our organization; and emphasizes robust margins, free cash flow generation, and stockholder returns. Throughout 2025, we delivered on this strategy with a variety of business updates that aligned with our focus areas including: executing key talent deals such as adding Stephen A. Smith to our portfolio and extending our agreement with Howard Stern for another three years; adding value to our subscription tiers with the addition of companion plans and the launch of new packages and features; the expansion of our “360L” platform into more cars; the continued expansion of our advertising business, including our leading Podcast Network; and the introduction of new efficiencies and cost-cutting measures resulting in free cash flow growth.

2025 was also the first year in which Sirius XM Holdings Inc. was recognized as a Fortune 500 company, showcasing our strength in the marketplace.
Our SiriusXM Business
Our SiriusXM business features a wide range of content, including, music, sports, entertainment, comedy, talk and news channels, podcasts and infotainment services, all available in the United States on a subscription fee basis. SiriusXM also holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”).
The primary source of revenue from our SiriusXM business is subscription fees, with most of our customers subscribing to monthly or annual plans.  Additional revenue streams include advertising on select music and non-music channels in certain packages, direct sales of radios and accessories, and other ancillary services. As of December 31, 2025, our SiriusXM business had approximately 32.9 million subscribers in the U.S., while Sirius XM Canada had approximately 2.4 million subscribers. Sirius XM Canada’s subscribers are not included in our subscriber count or subscriber-based operating metrics.
In addition to our audio entertainment businesses, we provide connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. We also offer a suite of data services that includes graphical weather and fuel prices, a traffic information service, and real-time weather services in boats and planes.
Programming
SiriusXM is home to hundreds of expertly curated music channels across all genres, decades, and moods as well as the must-hear live moments and top hosts in sports, news, entertainment, comedy, podcasts, and more.
•From one-of-a-kind channels by some of the world’s top musicians to first-listens and exclusive performances from emerging artists and bands, SiriusXM presents the soundtrack for any moment.
•SiriusXM brings fans closer to their favorite sport as the exclusive home to the most extensive lineup of live play by play with every major sports league in North America and rights to more than 100 college teams, plus call-in programming that delivers real-time reactions and analysis from experts and insiders.
•Subscribers also stay informed and entertained with news and politics from every perspective, entertainment, comedy, and beyond with celebrity interviews, iconic hosts, trusted opinions and non-stop laughs.
•The full channel lineup is available at siriusxm.com.
We believe that our extensive programming, including our exclusive, live and curated content across North America, sets us apart from terrestrial radio and other audio entertainment providers. Our SiriusXM business aims to be a platform for all voices and perspectives with channels reflecting views from across the spectrum of culture. As we continue to refresh and adjust our programming lineup over time to both attract new audiences and deliver meaningful value to our existing subscribers, we remain committed to maintaining depth and breadth in our content.
Our programming originates from studios in New York City (where our corporate headquarters are located), Los Angeles, Miami, Nashville, Las Vegas and Washington D.C. and, to a lesser extent, from smaller studios in a variety of venues across the country. To facilitate flexibility to access the best content from anywhere, we provide equipment to artists and hosts to enable the creation and transmission of programming from other locations.
Distribution
The SiriusXM service is distributed through our two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment to provide ubiquitous availability in the car, on the go or in the home. Radios are primarily distributed through automakers, retailers and SiriusXM’s website. Additionally, our user interface, “360L,” integrates satellite and streaming services into a seamless in-vehicle entertainment experience. We have over 180 million SiriusXM enabled vehicles in operation.
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

We also acquire subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. We have entered into agreements with many automakers to include a subscription to our service in the sale or lease of vehicles which include satellite radios sold through their certified pre-owned programs. We also work directly with franchise and independent dealers on programs for non-certified pre-owned vehicles. We have developed systems and methods to identify purchasers and lessees of pre-owned vehicles equipped with satellite radios and have leveraged this information to establish targeted marketing plans to promote our services to these potential subscribers.
Our advanced automotive platform, “360L,” integrates satellite and streaming services into a seamless in-vehicle entertainment experience. We have agreements with many automakers to deploy our 360L interface in a variety of vehicles. In 2025, our 360L platform was included in approximately 170 vehicle models manufactured for sale in the United States which represents the majority of new vehicles enabled with SiriusXM. 360L allows us to take advantage of advanced in-dash infotainment systems and is intended to leverage the ubiquitous signal coverage and low delivery costs of our satellite infrastructure with the two-way communication capability of a wireless streaming service to provide consumers seamless access to our content, including our live channels, on-demand service, podcasts and personalized music services. The two-way wireless streaming connection included in 360L enables enhanced search and recommendations functions, making discovery of our content in the vehicle easier. 360L also provides us data on how our subscribers use our service.
Our retail distribution strategy is designed to give consumers convenient access to our products, both online and in stores. We sell satellite radios directly to consumers through our website, and indirectly through national, regional and online retailers, such as Amazon.com.
We do not manufacture radios. Instead, we have authorized manufacturers and distributors to produce and distribute radios, and have licensed our technology to various electronics manufacturers to develop, manufacture and distribute radios under certain brands. We do, however, manage various aspects of the production of satellite radios. To facilitate the sale of radios, we may subsidize a portion of the radio manufacturing costs to reduce the hardware price to consumers.
Our streaming service offers a wide variety of music and non-music channels, including channels and content that are not available on our satellite radio service, and podcasts. Consumers can access our streaming service on iOS and Android mobile devices, web browsers, and televisions, smart speakers and other internet-connected devices. Our streaming service is available as a standalone service and is also currently included with virtually all of our satellite radio subscription plans. We also have a select number of vehicles now running on our streaming platform in-car, with an experience similar to that of 360L.
Pricing and Packages
We offer our audio entertainment services in a variety of subscription plans at multiple price points to match diverse customer needs. These plans include a range of content, and a number of these plans are also offered in Family Friendly versions. These plans range from SiriusXM Play, a low-cost, ad-supported offering that started in 2025, to Platinum VIP, our top-of-the-line subscription which includes extra perks such as special access to our exclusive events and service access across multiple vehicles and mobile devices. A subset of our subscribers enjoy our audio entertainment service at promotional prices.
We also offer our streaming service in a standalone package called All Access (App only), available directly through us, third party app stores and integrated billing providers, and the SiriusXM Podcast+ subscription service, which permits consumers to receive benefits such as ad-free access and exclusive content to new episodes of a variety of our premium podcasts.
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

We hold FCC licenses to use 35 MHz of contiguous spectrum to operate our satellite digital audio radio service, provide ancillary services and provide services in the adjacent bands. These FCC licenses allow us the use of 25 MHz for our Sirius and XM satellite networks (12.5 MHz for the Sirius network at 2320-2332.5 MHz and 12.5 MHz for the XM network at 2332.5-2345 MHz). In 2024, we acquired the licenses in the Wireless Communications Service (“WCS”) C and D Blocks. This WCS spectrum consists of 5 MHz of unpaired blocks each, with “C block” located at 2315-2320 MHz and “D block” located at 2345-2350 MHz.
Our satellite radio systems have three principal components:
•satellites, terrestrial repeaters and other satellite facilities;
•studios; and
•radios.
Satellites. We provide our service through a fleet of orbiting geostationary satellites. Two of these satellites, FM-5 and SXM-10, transmit our service on frequencies originally licensed by the Federal Communications Commission (the “FCC”) to Sirius Satellite Radio Inc. (a predecessor of SiriusXM), and two of these satellites, XM-5 and SXM-9, transmit our service on frequencies originally licensed by the FCC to XM Satellite Radio Holdings Inc. (a predecessor of SiriusXM).
Our SXM-9 and SXM-10 satellites successfully completed in-orbit testing and were placed into service in January 2025 and July 2025, respectively. Our SXM-9 and SXM-10 satellites replaced our SXM-8 and FM-6 satellites, respectively, with both becoming in-orbit spares. Our XM-3 satellite was successfully de-orbited in November 2025.

We have entered into agreements for the design, construction and launch of two additional satellites, SXM-11 and SXM-12, which are expected to replace our XM-5 and Sirius FM-5 satellites, respectively. Construction of these satellites is underway, and those satellites are expected to be launched into geostationary orbits in 2026 and 2027, respectively.
Satellite Insurance.  We have procured insurance for SXM-10, SXM-11 and SXM-12 to mitigate the risks associated with each satellite’s launch and first year of in-orbit operation. We do not carry insurance policies covering our other in-orbit satellites as we consider the premium costs to be uneconomical relative to the risk of satellite failure.
Terrestrial Repeaters.  In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected.  In other areas with a high density of next generation wireless systems, our service may experience interference. In many of these areas, we have deployed terrestrial repeaters to supplement and enhance our signal coverage, and, in other areas, we may deploy additional repeaters to mitigate interference.  We operate over 1,000 terrestrial repeaters across the United States as part of our systems.
Other Satellite Facilities.  We control and communicate with our satellites from facilities in North America. Our satellites are monitored, tracked and controlled by a third party satellite operator.
Other Services
Connected Vehicle Services. We provide connected vehicle services to and on behalf of several automakers, enhancing the safety, security and driving experience for drivers while delivering marketing benefits to automakers and their dealers. We support a portfolio of location-based services through two-way wireless connectivity, including safety, security, convenience, maintenance and data services, remote vehicle diagnostics, and stolen or parked vehicle locator services.
Commercial Accounts.  Our music programming services are available for commercial establishments through our wholly owned subsidiary, Pandora Cloud Cover Media, Inc. (“Cloud Cover”), and through Pandora for Business and SiriusXM for Business, each of which offers a licensed, commercial-free music service for offices, restaurants and other business establishments.
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
Commercial subscribers to the SiriusXM and Pandora programming services are included in our subscriber count, respectively. Commercial subscribers to the Cloud Cover music programming service are included in our Pandora and Off-platform subscriber count.
Subscribers to our connected vehicle services are not included in our subscriber count or subscriber-based operating metrics. Subscribers to the DISH Network satellite television service are not included in our subscriber count nor are subscribers to our Travel Link, real-time traffic services and real-time weather services, unless the applicable service is purchased by the subscriber separately and not as part of a radio subscription to our service.
Emergency Services. In 2024, we acquired the licenses in the 2.3 GHz Wireless Communications Service (“WCS”) “C block” and “D block” from subsidiaries of AT&T. This WCS spectrum consists of 5 MHz of unpaired blocks each, with “C block” being located at 2315-2320 MHz and “D block” being located at 2345-2350 MHz. The transaction was subject to customary closing conditions, including certain approvals of, and waivers by, the FCC.
We use the additional spectrum for public interest purposes, providing a satellite-delivered service to enhance the emergency communications capabilities of the Federal Emergency Management Agency (“FEMA”), furthering our essential public safety role. The initial use of this spectrum will give FEMA access to secure bandwidth on our satellite radio system, allowing FEMA to have a new method of connectivity with its National Public Warning System network. We also may explore other uses of this spectrum.
Sirius XM Canada
SiriusXM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, with the remainder of Sirius XM Canada's voting and equity interests held by two shareholders.
SiriusXM and Sirius XM Canada have entered into a services and distribution agreement pursuant to which Sirius XM Canada pays SiriusXM a variable fee evaluated annually based on comparable companies. In accordance with this services and distribution agreement, the fee is payable on a monthly basis. SiriusXM has also extended a loan to Sirius XM Canada. As of December 31, 2025, the principal amount outstanding on that loan was $8 million.
As of December 31, 2025, Sirius XM Canada had approximately 2.4 million subscribers. Sirius XM Canada’s subscribers are not included in our subscriber count or subscriber-based operating metrics.
Our Pandora and Off-platform Business
Pandora Media, LLC, which owns and operates our Pandora and Off-Platform business, is a wholly owned subsidiary of SiriusXM.
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
The Pandora service is available on iOS and Android mobile devices, web browsers, and other internet-connected devices. The Pandora application is free to download and use. Our Pandora service is also available in vehicles in the United States with smartphone connectivity. Certain automakers provide embedded streaming connectivity that supports and makes available the Pandora service in vehicles without the need for smartphone connectivity. Additionally, our Pandora service is integrated into consumer electronic, voice-based devices and smart speakers.
The Pandora service is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium). As of December 31, 2025, Pandora had approximately 41.1 million monthly active users and 5.6 million subscribers.

Pandora’s ad-supported radio service allows listeners to access our catalog of music, comedy, live streams and podcasts through personalized stations. This service is free across all platforms and generates stations specific to each listener. Each listener can personalize their experience by adding selected artists and songs to their stations. Local and national advertisers deliver targeted messages to our Pandora listeners on the ad-supported service.
Listeners of the ad-supported service are provided with the option to temporarily access on-demand listening, including certain features of the Pandora Premium service. We refer to this temporary access as “Premium Access”.
Pandora Plus is an ad-free, subscription version of the radio service that includes options for replaying songs, skipping songs, offline listening, and higher quality audio on supported devices. Content provided to each listener of Pandora Plus is more tailored when the listener interacts with the platform. Premium Access is also available to Pandora Plus listeners.
Pandora Premium is an on-demand subscription service that combines the radio features of Pandora Plus with an on-demand experience. The on-demand experience provides listeners with the ability to search, play and collect songs and albums, download content for offline listening, build playlists, listen to curated playlists and share playlists on social networks. Listeners can also create partial playlists that Pandora can complete based on the listener’s activity. Through mobile devices, listeners have access to customized profiles which identify information specific to each listener such as recent favorites, playlists and thumbs.

SiriusXM Media
SiriusXM Media is our advertising sales group reaching approximately 170 million monthly listeners across SiriusXM, Pandora, and extensive streaming and podcast networks.
As a leader in audio advertising in North America, SiriusXM Media delivers audiences tailored brand experiences through its in-house sonic creative agency Studio Resonate, while making it easy for marketers to produce, plan, buy, and measure, with innovative ad tech solutions powered by AdsWizz.
SiriusXM Media is the exclusive advertising sales representative for our SiriusXM and Pandora platforms. In addition to subscription fees, SiriusXM derives revenues from advertising on select music and non-music channels. Pandora’s primary source of revenue is the sale of audio, display and video advertising for connected device platforms, including computers and mobile devices. Our Pandora and Off-platform business maintains a portfolio of proprietary advertising technologies which include order management, advertising serving and timing, native advertising formats, targeting and reporting. Pandora provides advertisers with the ability to target and connect with listeners based on various criteria including age, gender, geographic location and content preferences.
SiriusXM Podcast Network
The SiriusXM Podcast Network is one of the largest podcast ad networks in North America with regards to listenership. We license original podcasts from their creators and provide podcast advertising services. We create and distribute original podcasts licensed from third parties through platforms such as Apple Podcasts, Spotify and YouTube. We earn revenue by distributing and selling advertising on certain owned and operated podcasts as well as those created by third parties, including placement based on an advertiser’s desired target audience. In 2026, the first year of the Golden Globes including a category for Best Podcast, three of the six nominees were a part of the SiriusXM Podcast Network.
AdsWizz
Through its AdsWizz subsidiary, our Pandora and Off-platform business is a leader in digital audio advertising technology. AdsWizz operates a digital audio advertising market with an end-to-end technology platform, including a digital audio software suite of solutions that connect audio publishers to the advertising community. AdsWizz offers a range of products – from dynamic ad insertion to advanced programmatic platforms to innovative audio formats. AdsWizz’s advertising technology also includes ad campaign monitoring tools and other audio advertising products, such as audio formats that enable consumers to trigger an action while listening to an ad as well as other personalization-based technology.
AdsWizz’s technology is employed by Pandora and our Off-platform business in its ad-supported business as well as by third party customers. AdsWizz’s third party customers include well-known music platforms, podcasts and broadcasting groups worldwide.

AdsWizz, through its Simplecast business, also offers a podcast management and analytics platform. Simplecast complements AdsWizz’s advertising technology platform, allowing the company to offer podcasters a solution for management, hosting, distribution, analytics and advertising sales.
We also offer a portal, “Simplecast Creator Connect,” for podcasters to share their podcasts with new audiences and gather data about their shows. Podcasts submitted through this portal are offered to listeners of Pandora’s ad-supported service as an additional benefit.
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
Major online providers also make high fidelity digital streams available at no cost or, in some cases, for less than the cost of a satellite radio subscription.  Certain of these services include advanced functionality, such as personalization and customization and allow the user to access large libraries of content.  These services, in some instances, are also offered through devices sold by the service providers including Apple, Google and Amazon. These services compete with our services at home, in vehicles, and wherever audio entertainment is consumed.
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
Competition for Advertisers
Our competition for advertisers includes large-scale online advertising platforms such as Amazon, Facebook, YouTube and Google; connected television (CTV) providers; traditional media companies such as television broadcasters and national print outlets; broadcast radio providers; podcast distributors and networks; and companies in the audio entertainment market. We compete against these providers for advertisers on the basis of several factors, including advertisers’ overall budgets, perceived return on investment, effectiveness and relevance of our advertising platforms, the amount and scope of our data on listeners, price, delivery of large volumes or precise types of advertisements to targeted demographics, transactional capabilities and reporting capabilities.
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
We believe we comply with all of our material obligations under applicable laws and regulations.
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
In 1997, we were the winning bidders for FCC licenses to operate a satellite digital audio radio service and provide other ancillary services.  Our FCC licenses for our FM-5 and FM-6 satellites will both expire in 2030, our XM-3 and XM-5 satellite licenses will both expire in 2026, our SXM-8 satellite license expires in 2029, and our SXM-9 and SXM-10 satellite licenses will both expire in 2033. Our SXM-7 satellite license expires in 2029, although SXM-7 is not in active use due to payload failures that occurred during in-orbit testing. We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant licenses for any replacement satellites.
In 2024, we purchased all of the FCC licenses in the continental United States for operation in the WCS “C block” and “D block”. These WCS licenses expire in 2027. We anticipate that, absent significant misconduct on our part, the FCC will renew these licenses in the normal course of business.
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
Copyrights to Programming
In connection with our businesses, we must enter into royalty arrangements with two sets of rights holders: holders of musical compositions copyrights (that is, the music and lyrics) and holders of sound recordings copyrights (that is, the actual recording of a work). Our SiriusXM and Pandora services use both statutory and direct music licenses as part of their businesses. We license varying rights—such as performance and mechanical rights—for use in our SiriusXM and Pandora services based on the various radio and interactive services they offer.
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
SiriusXM Service. We have arrangements with ASCAP, BMI, SESAC and GMR to license the musical compositions we perform on our satellite radio and streaming services. Currently, we have an interim license with BMI. While we were negotiating rates and terms with BMI, in September 2024, BMI filed a Petition in the United States District Court for the Southern District of New York requesting a determination under the Consent Decree with the Department of Justice to which BMI is subject that the rates it quoted in May 2023 for the license requested by SiriusXM are reasonable or, in the alternative, for an order setting reasonable rates for SiriusXM’s public performance of songs in the BMI repertoire. That proceeding is on-going.
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
Pandora must also license mechanical rights to offer the interactive features of the Pandora services. For our Pandora subscription services, copyright holders receive payments for these rights at the rates determined in accordance with the statutory license set forth in Section 115 of the United States Copyright Act. For the five-year period commencing January 1, 2023 and ending December 31, 2027, Pandora agreed to pay the greater of 15.1% of revenues or 26.2% of record label payments annually, rising over the five-year period to 15.35% of revenues or 26.2% of record label payments by 2027.
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
SiriusXM and Pandora Non-Interactive Streaming Businesses. In January 2024, the CRB commenced a rate setting proceeding covering the statutory license for non-interactive streaming services for the period from January 1, 2026 through December 31, 2030. In September 2024, we filed our direct case in that proceeding and requested the CRB to set a royalty rate payable by us under the statutory license covering the performance of sound recordings over non-interactive streaming services and proposed $0.0018 per performance for ad-supported services and $0.0020 per performance for subscription services. Our proposed rates are a reduction from the current rates for ad-supported services and subscription services. In September 2024, SoundExchange also filed its direct case in the proceeding and requested the CRB to set a royalty rate under the statutory license of $0.0034 per performance for ad-supported services and $0.0037 per performance for subscription services, in each case subject to annual increases based on the consumer price index. A hearing before the CRB in this proceeding was held in May 2025. On December 9th, the CRB delayed issuing the scheduled December 16th decision citing the government shutdown and announced the appointment of a new interim chief judge. Additional arguments are scheduled for February 13, 2026.
Interactive streaming services, such as Pandora Plus and Pandora Premium, do not qualify for the statutory license and those services must negotiate direct license arrangements with the owners of copyrights in sound recordings.
SiriusXM Satellite Radio Business. For the ten-year period commencing January 1, 2018 and ending on December 31, 2027, the CRB set the royalty rate payable by us under the statutory license covering the performance of sound recordings over our SiriusXM satellite radio service, and the making of ephemeral copies in support of such performances, to be 15.5% of gross revenues, subject to exclusions and adjustments. The revenue subject to royalty includes subscription revenue from our U.S. satellite digital audio radio subscribers and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. The rates and terms permit us to reduce the payment due each month for those sound recordings that are separately licensed and sound recordings that are directly licensed from copyright owners and exclude from our revenue certain other items, such as royalties paid to us for intellectual property, sales and use taxes, bad debt expense and generally revenue attributable to areas of our business that do not involve the use of copyrighted sound recordings. A proceeding to determine sound recording royalties for satellite radio for the period beginning January 1, 2028, and ending December 31, 2032, has been noticed.
In 2025, we paid a per performance rate for the streaming of certain sound recordings of $0.0032 on our SiriusXM streaming service which increased from $0.0031 in 2024. The sound recordings are streamed pursuant to the statutory license and applicable rates thereunder set by the CRB.

Pandora Services. For our Pandora services, we have entered into direct license agreements with major and independent music labels and distributors for a significant majority of the sound recordings that stream on the Pandora ad-supported service, Pandora Plus and Pandora Premium.
For sound recordings that we stream and for which we have not entered into a direct license agreement with the sound recording rights holders, the sound recordings are streamed pursuant to the statutory license and applicable rates thereunder set by the CRB. Sound recordings subject to the statutory license can only be played through our radio services and not through services that are offered on-demand or offline or through any replay features. The royalty rates under many of those direct licenses, which cover a large majority of the sound recordings that we perform on Pandora, are indexed to the statutory rates established by the CRB.
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
Pandora and Off-platform Business
We have registered, and intend to maintain, the trademarks “Pandora” and “Music Genome Project,” in addition to a number of other Pandora logos and marks, with the United States Patent and Trademark Office in connection with the services we offer.
Human Capital Resources
Overview
As of December 31, 2025, we had 5,119 full-time and part-time employees whose skills span a wide range of highly specialized capabilities. Our core voluntary full-time employee turnover rate in 2025 was approximately 6.6%. We strive to maintain an inclusive culture where our differences are valued, respected and celebrated, and our diverse perspectives are united to drive and grow our businesses.
Who We Are
We employ a workforce composed of individuals with different backgrounds, experiences, perspectives and priorities. Together, we represent the vast range of backgrounds that thrive in and drive our industry forward, and we are committed to fostering an environment where all of our employees can reach their full potential. We encourage our employees to voluntarily self-identify their gender, race, ethnicity, veteran and disability status as understanding our employee demographics enables us to shape our talent strategy and invest time and resources in various initiatives.
As of December 31, 2025, 43.1% of our employees identified as women and 40.0% of our U.S. population identified as people of color (African American, Hispanic or Latino/a, Asian, and Native American). At our executive leadership level, which we define as employees at the vice president and above level, 33.9% of our employees identified as women and 16.1% as people of color. We promote SiriusXM as an employer of choice through a number of different efforts. We attend professional conferences and engage with a broad set of third-party organizations to encourage applicants with a wide range of experiences and backgrounds. Many of our employees are members of our employee resource groups, known as SiriusXM Communities, which are open to all employees and were established for the purpose of supporting, nurturing, and empowering members of our workforce.
We support cultural awareness and celebrate all backgrounds and perspectives. Our policies are designed to protect against discrimination based upon sex, gender, race, color, religion and religious creed, national origin, ancestry, physical or mental disability, genetic information, age, marital status, pregnancy, sexual orientation, gender identity, gender expression, sex stereotype, transgender, immigration status, military and protected veteran status, medical condition, or any basis prohibited under federal, state or local law. We also provide space for open dialogue to foster inclusion and strengthen cultural awareness across our workforce.
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
We believe that our success hinges on our ability to attract, retain, and develop top talent. Recognizing employees for outstanding accomplishments, rewarding them for positive performance, and inspiring them to reach new heights are strongly connected to retention. We are a results-driven organization, and we believe that recognition and reward are key to generating a sense of pride and accountability. Through our engagement surveys and other communication channels, we have learned about our workforce and this knowledge shaped the people-focused initiatives we prioritized in 2025. We believe that our culture fuels our ability to execute, and underpins our employee talent strategy.
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
We have robust talent development offerings, including training opportunities, access to Coursera which offers an extensive content library, a mentorship program, leadership development programs, and a performance feedback program. Our talent development programs include a goal-setting process, a career path framework, skills and core competency assessments, and custom learning paths. Additionally, through mentoring programs, specialized management training and leadership coaching, we nurture the professional growth of our employees.
Succession planning is a priority for our leaders. The Compensation Committee of our Board of Directors oversees our succession planning process.
How We Give Back
SiriusXM Cares is the name of our philanthropic effort to promote charitable giving. SiriusXM Cares has three focus areas for giving: Employee, Social, and Corporate; and through these focus areas, we give directly or bolster employee giving efforts.
Through our focus on Employee Giving, we invite employees to give to the causes most meaningful to them. We have a charitable matching program that offers employees a dollar-for-dollar match on their charitable contributions up to a specific cap. In addition, U.S.-based full-time employees are eligible to receive five days of paid time off to volunteer with charitable organizations of their choice. During 2025, over 500 employees volunteered over 7,350 hours, and over 760 employees utilized our charitable matching program, benefiting more than 1,100 charitable organizations.
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
Information About Our Executive Officers
Certain information regarding our executive officers as of February 3, 2026 is provided below:

Name	Age	Position
Jennifer C. Witz	57	Chief Executive Officer
Scott A. Greenstein	66	President, Chief Content Officer
Zachary J. Coughlin	50	Executive Vice President and Chief Financial Officer
Wayne D. Thorsen	53	Executive Vice President and Chief Operating Officer
Richard N. Baer	68	Executive Vice President, General Counsel and Secretary
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
Zachary J. Coughlin has served as our Executive Vice President and Chief Financial Officer since January 2026 and also serves as our Principal Accounting Officer. He served as the Executive Vice President and Chief Financial Officer of PVH Corporation, a global apparel company (“PVH”), with responsibility for the global finance function, including financial planning and analysis, investor relations, corporate development, treasury, tax, audit, global real estate and facilities, from April 2022 to December 2025. Prior to PVH, he served as the Group CFO and Chief Operating Officer of DFS Group Limited (“DFS”), a subsidiary of LVMH Moët Hennessy Louis Vuitton Group, a French multinational holding company and conglomerate specializing in luxury goods, from April 2018 to April 2022. Prior to joining DFS, Mr. Coughlin was CFO at Converse, Inc., a division of Nike, Inc., supporting its global business spanning wholesale, retail and ecommerce. He started his career with Ford Motor Company where he held multiple global financial leadership roles including in various international markets in Asia and Europe.
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

Richard N. Baer has served as our Executive Vice President, General Counsel and Secretary, since March 2025. From October 2019 to December 2023, he was Chief Legal Officer of Airbnb, Inc., a U.S.-based operator of an online marketplace for short- and long-term homestays and experiences. Prior to Airbnb, Mr. Baer served as Chief Legal Officer of Liberty Media Corporation, a media, entertainment, and sports company that owns interests in a variety of businesses; Liberty Interactive Corporation, a company that owned and operated a variety of digital commerce businesses; and various affiliated public companies from 2012 to 2019. Mr. Baer also served as Executive Vice President and Chief Legal Officer of UnitedHealth Group Incorporated, the health-care company, from May 2011 to December 2012. He served as Executive Vice President and General Counsel of Qwest Communications International Inc., a telecommunications company that provided voice, video, and data services, from December 2002 to April 2011 and as Chief Administrative Officer of Qwest from August 2008 to April 2011.

ITEM 1A.    RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, including the information under the caption Item 1. Business “Competition,” the following risk factors should be considered carefully in evaluating us and our business.

Risks Relating to our Business and Operations

We face substantial competition, and that competition has increased over time.
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

Our SiriusXM service has suffered a loss of subscribers, and our Pandora ad-supported service has similarly experienced a loss of monthly active users.
The number of subscribers to our SiriusXM service has declined for the past two years, including in 2025. Similarly, the number of monthly active users to our ad-supported Pandora service has declined consistently for several years, including in

2025. This loss of subscribers to our SiriusXM service and the decline in monthly active users to our Pandora ad-supported service is likely to continue in the future.
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
Our ability to increase the number of subscribers and listeners to our services, retain our subscribers and listeners and convert listeners into subscribers is uncertain and subject to many factors, including:
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
•vendors that have designed, built or launched, and vendors that support or operate, other important elements of our systems, including our satellites, marketing platforms, billing and payment processing, and the cloud-based systems we use;
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
As part of our business, we experience, and expect to experience in the future, subscriber turnover (i.e., churn). The number of subscribers to our SiriusXM service declined in 2024 and 2025 and may further contract in the future. If we are unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, our financial performance and operating results could be adversely affected.
We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to our SiriusXM service. A substantial percentage of our SiriusXM subscribers are on promotional pricing plans, and our ability to retain these subscribers is uncertain. Historically, we have been unsuccessful in migrating a large portion of subscribers on promotional pricing plans to higher priced plans. Our promotional pricing strategy is widely known, which interferes with our ability to collect our ordinary subscription prices. In addition, a substantial number of those subscribers periodically cancel their subscriptions when offered a subscription at a higher price.

Our ability to profitably attract and retain new subscribers to our SiriusXM service is uncertain.
A number of factors may affect our ability to attract and retain subscribers to our SiriusXM service. The changing demographics of trialers to our service, such as the increase in “Millennial generation customers,” may increase the number of subscribers accustomed to consuming entertainment through ad-supported products. These changing demographics have affected and may continue to affect our ability to convert trial subscribers into self-paying subscribers. Similarly, our efforts to acquire subscribers purchasing or leasing pre-owned vehicles may attract price-sensitive consumers. Consumers purchasing or leasing pre-owned vehicles may be more price sensitive than consumers purchasing or leasing new vehicles, convert from trial subscribers to self-paying subscribers at a lower rate, or cancel their subscriptions more frequently than consumers purchasing or leasing new vehicles. Some of our marketing efforts may also attract more price-sensitive subscribers, and our efforts to increase the penetration of satellite radios in new, lower-priced vehicle lines may result in the growth of more economy-minded subscribers. Each of these factors may harm our revenue or require additional spending on marketing efforts to demonstrate the value of our SiriusXM service.

Our business depends in part upon the auto industry.
A substantial portion of the subscription growth for our satellite radio service has come from purchasers and lessees of new and pre-owned automobiles in the United States, and we expect this to be an important source of subscribers for our satellite radio service in the future.
We have agreements with major automakers to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period. Many of these agreements also require automakers to provide us data on sales of satellite radio-enabled vehicles, including in many cases the consumer’s name and address. Our business could be adversely affected if a number of automakers do not continue to include our SiriusXM service in their products or provide us with such data.
Automotive production and sales are dependent on many factors, including labor relations matters, the availability of vehicle components, national trade policies including tariffs and other trade barriers, consumer credit, general economic conditions, consumer confidence and fuel costs. Significant tariffs on imports from many countries including China, European Union countries, Japan, Canada and Mexico, could have a major impact on the price of auto parts, semi-finished products, components and raw materials and finished vehicles, resulting in declines of vehicle sales by automakers. To the extent vehicle sales decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, our satellite radio service may be adversely impacted.
Sales of pre-owned vehicles represent a significant source of new subscribers for our satellite radio service. We have agreements with auto dealers, companies operating in the pre-owned vehicle market and other third parties to provide us with data on sales of pre-owned satellite radio-enabled vehicles, including in many cases the consumer’s name and address. The continuing availability of this data is important, and the loss or additional restrictions on our use of such data may harm our revenue and business.

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
In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on several of our in-orbit satellites have failed, and from time to time we have experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and we cannot predict if any of these possible future events will have a material adverse effect on our operations or the life of our existing in-orbit satellites. In addition, we have entered into agreements for the construction and launch of two new satellites that are expected to be launched over the next two years, and material delays in the deployment of these satellites could be harmful to our business.
Any material failure of our operating satellites could cause us to lose customers for our SiriusXM service and could materially harm our reputation and our operating results. We do not have insurance for many of our in-orbit satellites. Additional information regarding our fleet of satellites is contained in the section entitled “Item 1. Business - Our Satellite Radio Systems” of this Annual Report on Form 10-K.

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

If we are unable to maintain our advertising revenue, our results of operations will be adversely affected.
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
We receive a substantial amount of personal data from third parties on purchasers and lessees of new and pre-owned vehicles and from and about listeners to our services. We use this personal data to market our services and to enhance our advertising business. Regulations and obligations on third party data providers may restrict or reduce the third party data we receive or the manner in which we use such third party data. We collect and use demographic, service usage, purchase history and other information from and about our listeners through interactions with our products and services and content over the internet. Further, we and third parties use tracking technologies, including “cookies” and related technologies, to help us manage and track our listeners’ interactions with our services and deliver relevant advertising.
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
In November 2024, a New York Court found that our cancellation practices violated the “simple mechanism requirement” for subscription cancellations in the federal Restore Online Shoppers’ Confidence Act. As a result of the Court’s findings, we now permit New York residents who purchase a subscription online to also cancel that subscription online, a cancellation mechanism that we believe is at least as easy to use as the method the consumer used to initiate the subscription. In addition, other governmental authorities have commenced investigations into our consumer practices, including the manner in which we allow consumers to cancel subscriptions to our services.
Modifications to consumer protection laws, including laws regarding the manner in which consumers can cancel our services as well as decisions by courts and administrative agencies interpreting these laws, could have an adverse impact on our ability to attract and retain subscribers and listeners to our services.  There can be no assurance that new laws or regulations will not be enacted or adopted, pre-existing laws or regulations will not be more strictly enforced or that our operations will comply with all applicable laws, which could have an adverse impact on our operations and financial condition.

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

Increasing interest and expectations regarding sustainable business practices by our various stakeholders and related reporting obligations may expose us to potential liabilities, increased costs, reputational harm and other adverse effects.
In recent years, there has been heightened interest from governments, regulators, investors, employees, customers and other stakeholders on sustainability matters (sometimes called “ESG” matters), including climate change and greenhouse gas emissions; human capital management; cybersecurity; content moderation; diversity and inclusion; and human and civil rights. Our reporting and disclosures in response to these expectations may require additional investments and reporting processes, introduce additional compliance risk, and depend in part on third-party performance or data that is outside our control. Related initiatives, and implementation of these initiatives, also involve risks and uncertainties, and we cannot guarantee that we will make progress against or achieve any sustainability-related objectives that we have announced or may announce in the future. Furthermore, more recently different stakeholder groups and the federal government have advocated divergent (or conflicting) views on ESG matters, which increases the risk that any action, or lack thereof, with respect to ESG matters will be perceived unfavorably by certain stakeholders. In addition, a growing number of U.S. states have enacted or proposed “anti-ESG” or “anti-diversity, equity, and inclusion” policies, legislation, initiatives or issued related legal opinions, and have engaged in related litigation regarding ESG matters. Such outcomes could negatively impact our business, financial condition, results of operations, and cash flows. Any failure, or perceived failure, to further our initiatives, adhere to public statements, comply with federal or state sustainability laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and adversely affect our business, reputation, financial condition, and operations results.

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
If an actual or perceived breach of security occurs on our systems or a vendor’s systems, we could be exposed to costly government enforcement actions and private litigation and our reputation could suffer. We may also be required to expend significant resources to address these problems, including notification under various data privacy regulations, and our operating results could suffer. In addition, our subscribers and listeners, as well as potential customers, could lose confidence in our ability to protect their personal information, which could cause them to discontinue or forego the use of our services. This loss of confidence would also harm our efforts to attract and retain advertisers and to obtain personal information from third parties, and unauthorized access to our programming would potentially create additional royalty expense with no corresponding revenue. Such events could adversely affect our results of operations. Further, the costs of maintaining adequate protection against such threats as they develop in the future (or as legal requirements related to data security increase) could be material.
In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceit. We may not be able to effectively control the unauthorized actions of third parties who may have access to the data we collect.
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
However, the cyber security measures we have implemented may not be sufficient to prevent all possible attacks and may be vulnerable to hacking, employee error, ransom attacks, malfeasance, system error, faulty password management, social engineering or other irregularities. Further, the development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.

We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We incorporate various artificial intelligence (“AI”) solutions into our digital infrastructure, services, offerings and features, and these applications are becoming important in our operations. We have general policies regarding the use of AI platforms in our business and seek to monitor the use of AI based applications throughout our enterprise. However, such measures may not eliminate the risks related to the use of AI in our business. Additionally, if the content, analyses, search results or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, biased or in violation of third parties’ intellectual property rights, our business, reputation, financial condition, and results of operations could be adversely affected.
The use of AI applications may result in cybersecurity incidents that implicate the personal data of consumers. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, such as the proper use of copyrighted material with AI applications, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI in a manner that minimizes unintended, harmful impacts.
Regulations related to AI may also impose on us certain obligations and costs related to monitoring and compliance. Regulators are increasing scrutiny and considering, and in some cases enacting, regulation of the use of AI, including regarding the use of “big data,” diligence of data sets and oversight of data vendors. The use of AI by us and others may require compliance with legal and regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI.
Our competitors or other third parties may incorporate AI into their products and operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

Interruption or failure of our information technology and communications systems could impair the delivery of our service and harm our business.
We rely on our own systems and systems of third-party vendors to enable subscribers and listeners to access our Pandora and SiriusXM services in a dependable and efficient manner. Any degradation in the quality, or any failure, of our systems could reduce our revenues, cause us to lose customers and damage our brands.  Although we have implemented practices designed to maintain the availability of the information technology and service delivery systems we rely on and mitigate the harm of any unplanned interruptions, we cannot anticipate all eventualities. We occasionally experience unplanned outages or technical difficulties. We could also experience loss of data or processing capabilities, which could cause us to lose customers and could harm our reputation and operating results.
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
Our data centers and our information technology and communications systems are vulnerable to damage or interruption from natural disasters, malicious attacks, fire, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. The occurrence of any of these events could result in interruptions in our services and unauthorized access to, or alteration of, the content and data contained on our systems and that these third-party vendors store and deliver on our behalf.
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
Under the United States Copyright Act, we also must pay royalties to copyright owners of sound recordings for the performance of such sound recordings on our SiriusXM service. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the Copyright Royalty Board. Owners of copyrights in sound recordings have created SoundExchange, an organization which negotiates licenses and collects and distributes royalties on behalf of record companies and performing artists. SoundExchange is exempt by statute from certain U.S. antitrust laws and exercises significant market power in the licensing of sound recordings. Under the terms of the Copyright Royalty Board’s existing decision governing sound recording royalties for satellite radio, we are required to pay a royalty based on our gross revenues associated with our satellite radio service, subject to certain exclusions, of 15.5% per year through December 31, 2027. A proceeding to determine sound recording royalties for satellite radio for the period beginning January 1, 2028 and ending December 31, 2032, has been noticed.
As discussed above under the caption Item 1. Business – Copyrights to Programming – Sound Recordings, in January 2024, the CRB commenced a rate setting proceeding covering the statutory license for non-interactive streaming services for the period from January 1, 2026 through December 31, 2030.
Significant increases in royalty rates may materially impact our business, operating results, and financial condition.
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
If Pandora fails to maintain these direct licenses, or if rights to certain music were no longer available under these licenses, then we may have to remove the affected music from Pandora’s services, or discontinue certain interactive features for such music, and it might become commercially impractical for us to operate Pandora Premium, Pandora Plus or certain features of our advertising-supported service. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.
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
Sirius XM Holdings is a holding company, and its assets consist of its investments in its subsidiaries, including Sirius XM Inc. and Sirius XM Radio LLC. As a holding company, our ability to meet our financial obligations to third parties is dependent upon our available cash balances, distributions from subsidiaries and other investments and proceeds from any asset sales. Further, our ability to receive dividends or payments or advances from our subsidiaries’ businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they are or may become subject and the terms of their indebtedness (including the restrictive covenants contained in Sirius XM Radio LLC’s credit agreement and indentures) and any additional debt they may incur in the future. Accordingly, our ability to make payments to third parties and to otherwise meet our financial obligations at the holding company level may be constricted.

We have significant indebtedness, and our subsidiaries’ debt contains certain covenants that restrict their operations.
We have significant indebtedness. As of December 31, 2025, we had an aggregate principal amount of approximately $9.8 billion of indebtedness outstanding.
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
In addition, Sirius XM Radio LLC’s borrowings under its Senior Secured Revolving Credit Facility (the “Credit Facility”), including the Incremental Term Loan (the “Delayed Draw Incremental Term Loan”), carry a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”). Sirius XM Radio LLC may, in the future, hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.
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
Under Section 355(e) of the Code, an acquisition of our stock would generally be presumed to be part of a plan (or series of related transactions) with the Split-Off if such acquisition occurs within two years before or after the Split-Off (or if such stock is received in the Split-Off in exchange for Liberty SiriusXM common stock (as defined in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) that was acquired within the two years before the Split-Off). This presumption, however, may be rebutted based upon an analysis of the facts and circumstances related to the Split-Off and the particular acquisition in question, including a weighing of certain plan and non-plan factors set forth in U.S. Treasury Regulations promulgated under Section 355(e) of the Code. Further, these U.S. Treasury Regulations provide certain safe harbors under which an acquisition will be deemed not to be part of a plan (or series of related transactions) with the Split-Off for purposes of Section 355(e) of the Code.
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
Furthermore, there are no remedies available to the parties to the Merger Agreement with respect to any breach of representations of such parties, except for certain rights the party may have under applicable law to bring a claim for fraud or willful breach of the Merger Agreement.
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
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into agreements for significant transactions such as the Transactions in an effort to seek monetary relief. In October 2024, purported stockholders commenced an action in the Court of Chancery of the State of Delaware against Liberty Media, John C. Malone and members of the board of directors of Old Sirius relating to the Transactions. The plaintiffs allege that the Transactions were unfair to minority stockholders and unduly favored Liberty Media because, among other things: we have taken on tax liabilities; we have assumed Liberty Media’s debt; and the Transactions enabled Liberty Media to appoint a majority of our board of directors with staggered terms to give Liberty Media at least three years of board-level control. The plaintiffs also allege that the Transactions closed a multi-billion-dollar valuation gap between the price at which the Liberty SiriusXM common stock traded in the market and the net asset value of the underlying assets the Liberty SiriusXM common stock “tracked,” which solely benefited Liberty Media stockholders, and that the Special Committee failed to negotiate a fair exchange ratio in light of these benefits to Liberty Media.
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
•an exclusive forum provision providing that (a) the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings and (b) the federal district courts will be the exclusive forum for causes of action arising under federal securities law, in each case unless we consent in writing to the selection of an alternative forum; and
•the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our board of directors to persons friendly to our then-current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.
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

We have directors associated or previously associated with Liberty Media, which may lead to conflicting interests.
The members of our board of directors owe fiduciary duties to our stockholders. Dr. Evan Malone, a member of our board of directors, also serves as a director of Liberty Media and, as such, also owes fiduciary duties to Liberty Media’s stockholders. Therefore, Mr. Malone may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting Liberty Media. For example, there may be the potential for a conflict of interest if any conflict arises under the Tax Sharing Agreement or when we or Liberty Media look at acquisitions and other corporate opportunities that may be suitable for each company. Moreover, our Chairman of the board of directors, Gregory B. Maffei, who is a former president, chief executive officer and director of Liberty Media, and certain other of our directors may continue to own Liberty Media common stock, restricted stock units and options to purchase Liberty Media common stock. These ownership interests could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for us or Liberty Media. Any potential conflict that could qualify as a “related party transaction” (as defined in Item 404 of Regulation S-K) will be subject to review by an independent committee of the applicable company’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each company. From time to time, Liberty Media or its respective affiliates may enter into transactions with us and/or our subsidiaries or other affiliates. Although the terms of any such transactions or agreements will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to us, or our subsidiaries or affiliates as would be the case where the parties are completely at arms’ length.

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
We are parties to several legal proceedings arising out of various aspects of our business, including possible class actions arising out of our marketing practices and governmental actions and possible class actions and mass arbitration demands arising from, among other issues, our pricing and cancellation practices. The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have an adverse impact on our financial condition. See “Item 3. Legal Proceedings” of this Annual Report on Form 10-K for information on our material legal proceedings.

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
From time to time, we engage third-party service providers to enhance our risk mitigation efforts. For instance, we have routinely engaged an independent cybersecurity advisor to lead a cybersecurity crisis simulation exercise that has been used by our senior leaders to prepare for a possible cyber crisis. We have also engaged various third-party experts to, among other things: augment our monitoring and detection efforts; perform our external penetration testing and vulnerability assessment; provide threat intelligence and analysis services and augment our incident response capabilities. Additionally, our Senior Vice President and Treasurer reviews on a regular basis our insurance programs and policies to ensure we have appropriate coverage.
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
Governance
Role of the Board
The Audit Committee of the board of directors is responsible for the primary oversight of our information security programs, including relating to cybersecurity. The Audit Committee receives regular reports from our Chief Information Security Officer on, among other things, our cyber risks and threats, the status of projects to strengthen our information security systems, assessments of our security program, and our views of the emerging threat landscape. Our Vice President and head of Internal Audit reports directly to the Audit Committee and is responsible for reporting to the Audit Committee on our company-wide enterprise risk assessment, which includes an evaluation of cyber risks and threats. The Chair of the Audit Committee reports to the board of directors on cybersecurity risks and other matters reviewed by the Audit Committee. In addition, the board of directors receives separate presentations on cybersecurity risk. Furthermore, all members of the board of directors are invited to attend each Audit Committee meeting and have access to the materials for each Audit Committee meeting.
As a matter of process, the Audit Committee annually reviews, and recommends to the board of directors its approval of, our information security policy and information security program. Furthermore, on an annual basis, the board of directors reviews and discusses our technology strategy and strategic plan.
Role of management
Our Chief Information Security Officer is responsible for the day-to-day management of our cybersecurity risks. To ensure robust oversight, we have established a Security Council comprising senior leaders, including our Chief Executive Officer, Chief Operating Officer, Chief Information Security Officer, Chief Financial Officer, General Counsel and Chief Privacy Officer. The Security Council meets on at least a quarterly basis to review cybersecurity and information security matters. The Security Council has primary management oversight responsibility for assessing and managing risks related to information security, fraud, vendor oversight, data protection and privacy, and cybersecurity.

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
In addition, we lease or license space at approximately 520 locations for use in connection with the terrestrial repeater networks that support our satellite radio services.  In general, these leases and licenses are for space on building rooftops and communications towers.  None of these individual locations are material to our business or operations.
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
ITEM 3.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 15 in the notes to our audited consolidated financial statements in this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIRI.” On February 3, 2026, there were approximately 5,355 record holders of our common stock.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2025 - October 31, 2025	683,599	$21.94	683,599	$1,055,025,386
November 1, 2025 - November 30, 2025	676,810	$21.26	676,810	$1,040,635,803
December 1, 2025 - December 31, 2025	807,200	$21.14	807,200	$1,023,570,054
Total	2,167,609	$21.43	2,167,609
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

COMPARISON OF CUMULATIVE TOTAL RETURNS
Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor's Composite-500 Stock Index, or the S&P 500, and the S&P 1500 Media & Entertainment Index from December 31, 2020 to December 31, 2025. The graph assumes that $100 was invested on December 31, 2020, in each of our common stock, the S&P 500 and the S&P 1500 Media and Entertainment Index.
The information in the graph represents the performance of the common stock of Old Sirius for the period from December 31, 2020 to September 9, 2024, the closing of the Transactions, and the performance of our common stock from September 10, 2024 to December 31, 2025.
Our board of directors expects to declare regular quarterly dividends.

$250
$200
$150
$100
$50
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
S&P 1500 Media & Entertainment Index
S&P 500 Index
Sirius XM Holdings Inc.

Stockholder Return Performance Table

	S&P 1500 Media & Entertainment Index	S&P 500 Index	Sirius XM Holdings Inc.
December 31, 2020	$100.00	$100.00	$100.00
December 31, 2021	$126.37	$126.89	$100.74
December 31, 2022	$70.90	$102.22	$97.50
December 31, 2023	$116.33	$126.99	$93.34
December 31, 2024	$162.94	$156.59	$40.21
December 31, 2025	$220.53	$182.25	$37.01
This performance graph shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon exercise of options, warrants and rights under our equity compensation plans. Information is as of December 31, 2025.

Plan Category (shares in millions)	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	31	$50.10	—
Equity compensation plans not approved by security holders	—	—	—
Total	31	$50.10	—
__________
(1)In addition to shares issuable upon exercise of stock options, amount also includes approximately 16 shares underlying restricted stock units, including performance-based restricted stock units (“PRSUs”) and dividend equivalents thereon. The number of shares to be issued in respect of PRSUs and dividend equivalents thereon have been calculated based on the assumption that the maximum levels of performance applicable to the PRSUs will be achieved.
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
On September 9, 2024 at 4:05 p.m., New York City time, Liberty Media Corporation (“Liberty Media” or “Former Parent”) completed its previously announced split-off (the “Split-Off”) of its former wholly owned subsidiary, Liberty Sirius XM Holdings Inc. (“SplitCo”). The Split-Off was accomplished by Liberty Media redeeming each outstanding share of Liberty Media’s Series A, Series B and Series C Liberty SiriusXM common stock (“Liberty SiriusXM common stock”), par value $0.01 per share, in exchange for 0.8375 of a share of SplitCo common stock, par value $0.001 per share (the “Redemption”), with cash being paid to entitled record holders of Liberty SiriusXM common stock in lieu of any fractional shares of common stock of SplitCo.
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
At the Merger Effective Time, Old Sirius was renamed “Sirius XM Inc.” and SplitCo was renamed “Sirius XM Holdings Inc.” In connection with the Transactions and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SplitCo became the successor issuer to Old Sirius and succeeded to the attributes of Old Sirius as the registrant, including Old Sirius's Commission File Number and CIK number. Upon completion of the Transactions, Liberty Media ceased to own any shares of Sirius XM Holdings Inc.
On September 6, 2024, Sirius XM Radio LLC, our wholly owned subsidiary, converted from a Delaware corporation to a Delaware limited liability company.
We operate two complementary audio entertainment businesses - our SiriusXM business and our Pandora and Off-platform business.

SiriusXM
Our SiriusXM business features a wide range of content, including, music, sports, entertainment, comedy, talk and news channels, podcasts and infotainment services, all available in the United States on a subscription fee basis. SiriusXM holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”).
The primary source of revenue from the SiriusXM business is subscription fees, with most of its customers subscribing to monthly or annual plans.  Additional revenue streams include advertising on select music and non-music channels in certain packages, direct sales of radios and accessories, and other ancillary services.  As of December 31, 2025, the SiriusXM business had approximately 32.9 million subscribers in the U.S., while Sirius XM Canada had approximately 2.4 million subscribers. Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

In addition to our audio entertainment businesses, we provide connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. We also offer a suite of data services that includes graphical weather and fuel prices, a traffic information service and real-time weather services in boats and airplanes.

Pandora and Off-platform
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
The majority of revenue from Pandora is generated from advertising on Pandora's ad-supported radio service. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers. Our Pandora and Off-platform business also sells advertising on other audio platforms and in widely distributed podcasts, which we consider to be off-platform services. As of December 31, 2025, Pandora had approximately 41.1 million monthly active users and 5.6 million subscribers.
SiriusXM also sells advertising on other audio platforms and in widely-distributed podcasts, which it considers to be off-platform services. SiriusXM has an arrangement with SoundCloud Holdings, LLC (“SoundCloud”) to be its exclusive ad sales representative in the U.S. and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. It also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., SiriusXM provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.
The information contained in this Annual Report on Form 10-K represents a combination of the historical information of SplitCo (now renamed Sirius XM Holdings Inc.) prior to the Merger Effective Time and Old Sirius.

Results of Operations - December 31, 2025 and 2024
Set forth below are our results of operations for the year ended December 31, 2025 compared with the year ended December 31, 2024. Refer to our Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on January 30, 2025 for our results of operation for the year ended December 31, 2024 compared with the year ended December 31, 2023. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Years Ended December 31,		2025 vs 2024 Change
(in millions)	2025	2024	Amount	%
Revenue
SiriusXM:
Subscriber revenue	$5,960	$6,076	$(116)	(2)%
Advertising revenue	157	167	(10)	(6)%
Equipment revenue	178	182	(4)	(2)%
Other revenue	122	128	(6)	(5)%
Total SiriusXM revenue	6,417	6,553	(136)	(2)%
Pandora and Off-platform:
Subscriber revenue	526	540	(14)	(3)%
Advertising revenue	1,615	1,606	9	1%
Total Pandora and Off-platform revenue	2,141	2,146	(5)	—%
Total revenue	8,558	8,699	(141)	(2)%
Cost of services
SiriusXM:
Revenue share and royalties	1,542	1,565	(23)	(1)%
Programming and content	555	550	5	1%
Customer service and billing	375	369	6	2%
Transmission	162	190	(28)	(15)%
Cost of equipment	9	10	(1)	(10)%
Total SiriusXM cost of services	2,643	2,684	(41)	(2)%
Pandora and Off-platform:
Revenue share and royalties	1,308	1,270	38	3%
Programming and content	64	61	3	5%
Customer service and billing	74	79	(5)	(6)%
Transmission	29	35	(6)	(17)%
Total Pandora and Off-platform cost of services	1,475	1,445	30	2%
Total cost of services	4,118	4,129	(11)	—%
Subscriber acquisition costs	414	369	45	12%
Sales and marketing	760	894	(134)	(15)%
Product and technology	263	296	(33)	(11)%
General and administrative	549	497	52	10%
Depreciation and amortization	547	578	(31)	(5)%
Impairment, restructuring and other costs	436	3,453	(3,017)	(87)%
Total operating expenses	7,087	10,216	(3,129)	(31)%
Income (loss) from operations	1,471	(1,517)	2,988	nm
Other income (expense), net
Interest expense	(459)	(496)	37	7%
Gain on extinguishment of debt	—	12	(12)	nm
Other income (expense), net	44	136	(92)	(68)%
Total other expense	(415)	(348)	(67)	(19)%
Income (loss) before income taxes	1,056	(1,865)	2,921	nm
Income tax expense	(251)	(210)	(41)	(20)%
Net income (loss)	$805	$(2,075)	$2,880	139%
nm - not meaningful

SiriusXM Revenue
SiriusXM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the years ended December 31, 2025 and 2024, subscriber revenue was $5,960 and $6,076, respectively, a decrease of 2%, or $116. The decrease was primarily attributed to a reduction in self-pay revenue resulting from a decline in the average number of subscribers and an increase in self-pay subscribers on promotional plans, partially offset by rate increases on certain self-pay plans.
We expect SiriusXM subscriber revenues to remain relatively flat with higher average revenue per user (“ARPU”) offset by declines in the number of average subscribers.
SiriusXM Advertising Revenue includes the sale of advertising on SiriusXM’s non-music channels and select music channels within ad-supported plans.
For the years ended December 31, 2025 and 2024, advertising revenue was $157 and $167, respectively, a decrease of 6%, or $10. The decrease was primarily due to lower advertising demand for news and sports channels.
We expect our SiriusXM advertising revenue to grow as we continue to leverage co-selling initiatives across our brands and platforms.
SiriusXM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the years ended December 31, 2025 and 2024, equipment revenue was $178 and $182, respectively, a decrease of 2%, or $4. The decrease was driven by the transition to higher cost next generation chipsets as well as lower chipset production.
We expect equipment revenue to decline due to higher costs associated with the transition to our next generation chipset.
SiriusXM Other Revenue includes service fee revenue from Sirius XM Canada, revenue from our connected vehicle services and ancillary revenues.
For the years ended December 31, 2025 and 2024, other revenue was $122 and $128, respectively, a decrease of 5%, or $6. The decrease was driven by lower revenue from our connected vehicle services as well as lower royalty revenue from Sirius XM Canada.
We expect other revenue to remain relatively flat.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For the years ended December 31, 2025 and 2024, Pandora and Off-platform subscriber revenue was $526 and $540, respectively, a decrease of 3%, or $14. The decrease was driven by a decline in the subscriber base, partially offset by the full-year impact of prior year price increases on Pandora subscription plans.
We anticipate Pandora and Off-platform subscriber revenues to remain relatively flat.
Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the years ended December 31, 2025 and 2024, Pandora and Off-platform advertising revenue was $1,615 and $1,606, respectively, an increase of 1%, or $9. The increase was driven by revenue generated from podcasts, programmatic and higher technology fees; partially offset by reduced advertiser demand in streaming music.
We expect Pandora and Off-platform advertising revenue to slightly increase due to growth in off-platform monetization, including through podcasts, as well as higher technology fees.
Total Revenue
Total Revenue for the years ended December 31, 2025 and 2024 was $8,558 and $8,699, respectively, a decrease of 2%, or $141.

SiriusXM Cost of Services
SiriusXM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, transmission and equipment expenses.
SiriusXM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as revenue share agreements with automakers, content providers and advertisers.
For the years ended December 31, 2025 and 2024, revenue share and royalties were $1,542 and $1,565, respectively, a decrease of 1%, or $23, but increased as a percentage of total SiriusXM revenue. The decrease was driven by lower subscription revenue, partially offset by higher webcasting royalties.
We expect our SiriusXM revenue share and royalty costs to remain flat as a percentage of total SiriusXM revenue.
SiriusXM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the years ended December 31, 2025 and 2024, programming and content expenses were $555 and $550, respectively, an increase of 1%, or $5, and increased as a percentage of total SiriusXM revenue. The increase was driven by higher personnel-related costs.
We expect our SiriusXM programming and content expenses to decline due to lower costs to obtain certain content.
SiriusXM Customer Service and Billing includes costs related to the operation and management of internal and third-party customer service centers, our subscriber management systems, billing and collection processes, bad debt expense, and transaction fees.
For the years ended December 31, 2025 and 2024, customer service and billing expenses were $375 and $369, respectively, an increase of 2%, or $6, and increased as a percentage of total SiriusXM revenue. The increase was driven by higher subscriber management system and transaction costs, partially offset by lower call center costs and bad debt expense.
We expect our SiriusXM customer service and billing expenses to decrease as a result of reductions in call center and personnel-related costs, partially offset by higher costs associated with subscriber management systems and transaction costs.
SiriusXM Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios and delivery of our Internet and 360L streaming and connected vehicle services.
For the years ended December 31, 2025 and 2024, transmission expenses were $162 and $190, respectively, a decrease of 15%, or $28, and decreased as a percentage of total SiriusXM revenue. The decrease was driven primarily by lower hosting costs associated with our streaming platform.
We expect our SiriusXM transmission expenses to remain relatively flat.
SiriusXM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the years ended December 31, 2025 and 2024, cost of equipment was $9 and $10, respectively, a decrease of 10%, or $1, and decreased as a percentage of total SiriusXM revenue. The decrease was driven by lower inventory reserves.
We expect our SiriusXM cost of equipment to decrease due to lower sales volumes.
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

For the years ended December 31, 2025 and 2024, revenue share and royalties were $1,308 and $1,270, respectively, an increase of 3%, or $38, and increased as a percentage of total Pandora and Off-platform revenue. The increase was driven by podcast revenue share, partially offset by a decline in the subscriber base.
We expect our Pandora and Off-platform revenue share and royalties to increase with the growth in our podcast revenue.
Pandora and Off-platform Programming and Content includes costs to produce owned and operated podcasts, live listener events and promote content.
For each of the years ended December 31, 2025 and 2024, programming and content expenses were $64 and $61, respectively, an increase of 5%, or $3, and increased as a percentage of total Pandora and Off-platform revenue. The increase was primarily attributable to higher podcast programming costs.
We expect our Pandora and Off-platform programming and content costs to remain relatively flat.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the years ended December 31, 2025 and 2024, customer service and billing expenses were $74 and $79, respectively, a decrease of 6%, or $5, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease was primarily driven by lower transaction fees.
We expect our Pandora and Off-platform customer service and billing costs to remain relatively flat.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the years ended December 31, 2025 and 2024, Pandora and Off-Platform transmission expenses were $29 and $35, respectively, a decrease of 17%, or $6, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease was driven by lower bandwidth costs.
We expect our Pandora and Off-platform transmission costs to decrease due to cost optimization efforts.
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
For the years ended December 31, 2025 and 2024, subscriber acquisition costs were $414 and $369, respectively, an increase of 12%, or $45, and increased as a percentage of total revenue. The increase was primarily driven by contractual changes with certain automakers and higher costs related to migrating to the wideband chipset.
We expect subscriber acquisition costs to stay relatively flat.
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
For the years ended December 31, 2025 and 2024, sales and marketing expenses were $760 and $894, respectively, a decrease of 15%, or $134, and decreased as a percentage of total revenue. The decrease was primarily due to lower streaming marketing spend.
We expect sales and marketing expenses to increase due to an increase in our brand and other marketing costs.
Product and Technology consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate SiriusXM radios into new vehicles manufactured by automakers.

For the years ended December 31, 2025 and 2024, product and technology expenses were $263 and $296, respectively, a decrease of 11%, or $33, and decreased as a percentage of total revenue. The decrease was primarily driven by lower personnel-related and hosting costs.
We anticipate product and technology expenses will remain relatively flat as we optimize our technology spend.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technology departments.
For the years ended December 31, 2025 and 2024, general and administrative expenses were $549 and $497, respectively, an increase of 10%, or $52, and increased as a percentage of total revenue. The increase was driven by higher legal costs, including amounts associated with a settlement reserve for certain litigation matters of $29 which is expected to be paid in 2026, higher personnel-related costs and lower insurance recoveries; partially offset by the elimination of Former Parent operating costs, legal settlement income recognized during 2025, and certain state tax litigation recoveries recorded.
We expect our general and administrative expenses, excluding the impact of any past or future litigation insurance recoveries and settlement reserves, to decline due to lower technology and rent costs.
Depreciation and Amortization reflects the allocation of the costs of assets used in operations such as our satellite constellations, property, equipment and intangible assets over their estimated service lives.
For the years ended December 31, 2025 and 2024, depreciation and amortization expense was $547 and $578, respectively. The decrease was primarily associated with certain assets that reached the end of their useful lives.
Impairment, Restructuring and Other Costs represents impairment charges associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with contract terminations, the abandonment of certain leased office spaces as well as employee severance charges and other charges associated with organizational changes in connection with the Transactions.
For the years ended December 31, 2025 and 2024, impairment, restructuring and other costs were $436 and $3,453, respectively. During the year ended December 31, 2025, we recorded charges of $296 associated with restructuring charges, a charge of $109 associated with impairments related to terminated software projects, severance and other employee costs of $23 and Transaction related costs of $8. During the year ended December 31, 2024, we recorded impairment charges of $3,355 primarily related to impairments of Goodwill and equity method investments, Transactions related costs of $71, and a charge of $27 associated with severance and other restructuring costs.
Other (Expense) Income
Interest Expense represents the cost of interest on outstanding debt.
For the years ended December 31, 2025 and 2024, interest expense was $459 and $496, respectively. The decrease was primarily driven by a lower average outstanding debt balance.
Other Income, Net primarily includes realized and unrealized gains and losses from our debt measured at fair value, bond hedges, our Deferred Compensation Plan and other investments, intergroup interests, interest and dividend income, our share of the income or loss from equity investments and transaction costs related to non-operating investments.
For the years ended December 31, 2025 and 2024, other income, net was $44 and $136, respectively. During the year ended December 31, 2025, we recorded unrealized gains on debt measured at fair value, trading gains associated with the investments held for our Deferred Compensation Plan and earnings on unconsolidated entity investments. During the year ended December 31, 2024, we recorded unrealized gains on debt measured at fair value, earnings on unconsolidated entity investments and trading gains associated with the investments held for our Deferred Compensation Plan.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses and foreign withholding taxes.
For the years ended December 31, 2025 and 2024, income tax expense was $251 and $210, respectively.
Our effective tax rate of 23.8% for the year ended December 31, 2025 was primarily driven by state and local taxes and tax losses related to share-based compensation, partially offset by certain credits. Our effective tax rate of (11.3)% for the year ended December 31, 2024, was primarily driven by federal and state income tax expense, offset by the nondeductible impairment of goodwill.

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

Set forth below are our subscriber balances as of December 31, 2025 compared to December 31, 2024. Refer to our Form 10-K for the year ended December 31, 2024 filed with the SEC on January 30, 2025 for our Non-GAAP financial and operating performance measures for the year ended December 31, 2024 compared with the year ended December 31, 2023.

	As of December 31,		2025 vs 2024 Change
(subscribers in thousands)	2025	2024	Amount	%
SiriusXM
Self-pay subscribers	31,345	31,646	(301)	(1)%
Paid promotional subscribers	1,582	1,580	2	—%
Ending subscribers	32,927	33,226	(299)	(1)%
Sirius XM Canada subscribers	2,437	2,516	(79)	(3)%

Pandora and Off-platform
Monthly active users - all services	41,112	43,344	(2,232)	(5)%
Self-pay subscribers	5,630	5,774	(144)	(2)%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the years ended December 31, 2025 and 2024.

	For the Years Ended December 31,		2025 vs 2024 Change
			Twelve Months
(subscribers in thousands)	2025	2024	Amount	%
SiriusXM
Self-pay subscribers	(301)	(296)	(5)	(2)%
Paid promotional subscribers	2	(353)	355	101%
Net additions	(299)	(649)	350	54%
Weighted average number of subscribers	32,797	33,292	(495)	(1)%
Average self-pay monthly churn	1.5%	1.6%	(0.1)%	(6)%
ARPU (1)	$15.11	$15.21	$(0.10)	(1)%
SAC, per installation	$18.21	$14.55	$3.66	25%
Pandora and Off-platform
Weighted average number of subscribers	5,698	5,929	(231)	(4)%
Ad supported listener hours (in billions)	9.75	9.94	(0.19)	(2)%
Advertising revenue per thousand listener hours (RPM)	$91.78	$100.59	$(8.81)	(9)%
Total Company
Adjusted EBITDA	$2,665	$2,732	$(67)	(2)%
Free cash flow	$1,256	$1,015	$241	24%
(1)    ARPU for SiriusXM excludes subscriber revenue from our connected vehicle services of $169 and $164 for the years ended December 31, 2025 and 2024, respectively.

SiriusXM
Subscribers. At December 31, 2025, SiriusXM had 32,927 subscribers, a decrease of 299, from the 33,226 subscribers as of December 31, 2024. Our subscriber base declined primarily due to lower self-pay subscribers attributable to lower vehicle conversion rates, partially offset by reductions in voluntary and non-pay churn as well as growth in new acquisition initiatives.
For the years ended December 31, 2025 and 2024, net subscriber additions were (299) and (649), respectively, an improvement of 350. Self-pay net additions decreased primarily due to lower streaming net additions and conversion rates, partially offset by lower churn, growth in new acquisition initiatives as well as the implementation in the fourth quarter of continuous service practices for subscribers and the offer of companion subscriptions to subscribers. Paid promotional net additions also improved compared to the prior year periods driven by higher vehicle sales.
Sirius XM Canada Subscribers. At December 31, 2025, Sirius XM Canada had approximately 2,437 subscribers, a decrease of 79, or 3%, from the approximately 2,516 Sirius XM Canada subscribers as of December 31, 2024.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For the years ended December 31, 2025 and 2024, our average self-pay monthly churn rate was 1.5% and 1.6%, respectively. The decrease was driven by lower vehicle and non-pay churn.
ARPU is derived from total earned SiriusXM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the years ended December 31, 2025 and 2024, ARPU was $15.11 and $15.21, respectively. The decrease was driven by an increase in self-pay subscribers on promotional plans, partially offset by rate increases on certain self-pay plans.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the years ended December 31, 2025 and 2024, SAC, per installation, was $18.21 and $14.55, respectively. The increase was driven by a transition to higher cost chipsets as well as contractual changes with certain automakers.
Pandora and Off-platform
Monthly Active Users. At December 31, 2025, Pandora had approximately 41,112 monthly active users, a decrease of 2,232 monthly active users, or 5%, from the 43,344 monthly active users as of December 31, 2024. The decrease in monthly active users was driven by churn and a decline in the number of new users.
Subscribers. At December 31, 2025, Pandora had approximately 5,630 subscribers, a decrease of 144, or 2%, from the approximately 5,774 subscribers as of December 31, 2024.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the years ended December 31, 2025 and 2024, ad supported listener hours were 9,751 and 9,940, respectively, a decrease of 2%, or 189. The decrease was primarily driven by the decline in monthly active users, partially offset by higher hours per active user.
RPM is a key indicator of our ability to monetize advertising inventory created by listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the years ended December 31, 2025 and 2024, RPM was $91.78 and $100.59, respectively. The decrease was driven by lower advertiser demand in streaming music due to macroeconomic uncertainty.
Total Company
Adjusted EBITDA. EBITDA is defined as net income (loss) before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other expense (income), loss on extinguishment of debt, impairment, restructuring and other costs, Former Parent operating costs, other non-cash charges such as share-based payment expense, and legal settlements and reserves (if applicable). (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the years ended December 31, 2025 and 2024, adjusted EBITDA was $2,665 and $2,732, respectively, a decrease of 2%, or $67. The decrease was driven by declines in subscriber revenue as well as increases in general and administrative expenses and subscriber acquisition costs; partially offset by lower sales and marketing, product and technology, and transmission expenses.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the years ended December 31, 2025 and 2024, free cash flow was $1,256 and $1,015, respectively, an increase of 24%, or $241. The increase was driven by the elimination of Liberty transaction costs, lower cash taxes paid and lower capital expenditures.
Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the year ended December 31, 2025 compared with the year ended December 31, 2024. Refer to our Form 10-K for the year ended December 31, 2024 filed with the SEC on January 30, 2025 for our cash flows for the year ended December 31, 2024 compared with the year ended December 31, 2023.

	For the Years Ended December 31,
(in millions)	2025	2024	2025 vs 2024
Net cash provided by operating activities	$1,898	$1,741	$157
Net cash used in investing activities	(747)	(970)	223
Net cash used in financing activities	(1,219)	(916)	(303)
Net decrease in cash, cash equivalents and restricted cash	(68)	(145)	77
Cash, cash equivalents and restricted cash at beginning of period	170	315	(145)
Cash, cash equivalents and restricted cash at end of period	$102	$170	$(68)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $157 to $1,898 for the year ended December 31, 2025 from $1,741 for the year ended December 31, 2024.
Our largest source of cash provided by operating activities is cash generated by subscription and subscription-related revenues.  We also generate cash from the sale of advertising through the Pandora and Off-platform business, advertising on certain non-music and select music channels on SiriusXM and the sale of satellite radios, components and accessories.  Our primary uses of cash from operating activities include revenue share and royalty payments to distributors, programming and content providers and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to vendors to service, maintain and acquire listeners and subscribers, general corporate expenditures and compensation and related costs.
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the year ended December 31, 2025 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective investments for total cash consideration of $106. Cash flows used in investing activities in the year ended December 31, 2024 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective investments for total cash consideration of $244. We spent $389 and $413 on capitalized software and hardware as well as $204 and $262 to construct satellites during the years ended December 31, 2025 and 2024, respectively.
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
Cash flows used in financing activities in the year ended December 31, 2025 were primarily due to the repayment of $2,141 of debt, the payment of cash dividends of $365, the purchase and retirement of shares of our common stock under our repurchase program of $136 and the payment of $33 for taxes in lieu of shares issued for share-based compensation, partially offset by proceeds from debt borrowings of $1,462. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to the Delayed Draw Incremental Term Loan and the Credit Facility.
Cash flows used in financing activities in the year ended December 31, 2024 were primarily due to the repayment of $3,914 of debt, the payment of cash dividends of $143 and the payment of $44 for taxes in lieu of shares issued for share-based compensation, partially offset by proceeds from debt borrowings of $3,205. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to the Convertible Notes, the Exchangeable Notes, that certain margin loan agreement (which is no longer outstanding) of Liberty Siri MarginCo, LLC which merged with and into SplitCo following the Transactions that was secured by shares of our common stock (the “Margin Loan”) and the Credit Facility (as defined in Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under the Credit Facility, including the Delayed Draw Incremental Term Loan.  As of December 31, 2025, $1,980 was available for future borrowing under the Credit Facility and no amount was available under the Delayed Draw Incremental Term Loan. We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short and long-term funding needs, including upcoming maturities of debt, amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases and dividend payments and to pursue strategic opportunities.
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
Stock Repurchase Program
Following the closing of the Transactions, on September 9, 2024, our board of directors authorized for repurchase an aggregate of $1,166 of our common stock. The board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions. As of December 31, 2025, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 6,538 thousand shares for $143, and $1,024 remained available for additional repurchases under our existing stock repurchase program authorization.
Dividend
On January 29, 2026, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on February 27, 2026 to stockholders of record as of the close of business on February 11, 2026.

Debt Covenants
The indentures governing SiriusXM's senior notes and the credit agreement governing the Credit Facility and the Delayed Draw Incremental Term Loan include restrictive covenants.  The indentures governing the senior notes also contain covenants that, among other things, limit Sirius XM’s ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate or transfer, lease, assign or otherwise dispose of all or substantially all of Sirius XM Radio LLC’s assets.  As of December 31, 2025, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 12 to our audited consolidated financial statements included in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 15 to our audited consolidated financial statements included in this Annual Report on Form 10-K that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments,” refer to Note 15 to our audited consolidated financial statements included in this Annual Report on Form 10-K.
Related Party Transactions
For a discussion of “Related Party Transactions,” refer to Note 11 to our audited consolidated financial statements included in this Annual Report on Form 10-K.
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
Non-Financial Instrument Valuations. Our non-financial instrument valuations are primarily comprised of our determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations, our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets, such as trademarks, and our evaluation of the recoverability of our other long-lived assets upon certain triggering events. If the carrying value of our long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such writedown is included in Impairment, restructuring and other costs in our audited consolidated statement of operations. Judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment. Our intangible assets include goodwill, other indefinite-lived assets (our FCC licenses and trademarks) and definite-lived assets. Our annual impairment assessment of our goodwill and our indefinite-lived assets is performed as of the fourth quarter of each year. We also review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. If an impairment exists, the impairment is measured as the amount by which the carrying amount of an intangible asset exceeds its estimated fair value.
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
We elected to perform a quantitative assessment of the goodwill in our Pandora and Off-platform reporting unit and performed a qualitative assessment of the goodwill in our SiriusXM reporting unit. Fair value of our Pandora and Off-platform reporting unit was determined using a combination of an income approach, using a discounted cash flow (“DCF”) model, and a market approach, employing a guideline public company approach. The DCF model, which estimates fair value based on the present value of future cash flows, requires us to make various assumptions regarding the timing and amount of these cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The terminal value is estimated using a long-term growth rate, which is based on expected trends and projections. A discount rate is determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. Additionally, assumptions related to guideline company financial multiples used in the market approach are based on current market observations.
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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value of the Pandora trade name was determined using a DCF model. The DCF model included significant assumptions about revenue growth rates, royalty rate, long-term growth rates and enterprise specific discount rates.
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
We currently operate four in-orbit and two spare satellites, FM-5, FM-6, XM-5, SXM-8, SXM-9, and SXM-10. Our FM-5 satellite was launched in 2009 and reached the end of its depreciable life in 2024. Our FM-6 satellite was launched in 2013 and is expected to reach the end of its depreciable life in 2028. Our XM-5 satellite was launched in 2010 and reached the end of its depreciable life in 2025. Our SXM-8 satellite was launched in 2021 and is expected to reach the end of its depreciable life in 2036. Our SXM-8 satellite replaced our XM-3 satellite which was successfully deorbited in November 2025. In January 2025, our SXM-9 satellite successfully completed in-orbit testing and replaced our SXM-8 satellite which now operates as an in-orbit spare. In July 2025, our SXM-10 satellite successfully completed its in-orbit testing and replaced our FM-6 satellite which now operates as an in-orbit spare. We have entered into agreements for the design, construction and launch of two additional satellites, SXM-11 and SXM-12, which are expected to replace our XM-5 and Sirius FM-5 satellites.
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
As of December 31, 2025, we had a valuation allowance of $87 relating to deferred tax assets that are not more likely than not to be realized due to the timing of certain state net operating loss limitations and acquired net operating losses that were not likely to be utilized.
ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. If the tax position is not more likely than not to be sustained, the gross amount of the unrecognized tax position will not be recorded in the financial statements but will be shown in tabular format within the uncertain income tax positions. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs due to the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. A number of years may elapse before an uncertain tax position is effectively settled or until there is a lapse in the applicable statute of limitations. We record interest and penalties related to uncertain tax positions in Income tax expense in our consolidated statements of comprehensive income. As of December 31, 2025, the gross liability for income taxes associated with uncertain tax positions was $198.
Glossary
Self-pay subscriber - a self-pay subscriber is a user that, as of the date of determination, was party to a customer agreement with SiriusXM or Pandora, and (i) has paid or agreed to pay a subscription fee, including at a promotional price, or (ii) the subscription fee has been paid by an automaker for a period of three years or greater. For subscription plans that entitle the customer to multiple registered users, each registered user under such plan is counted as a self-pay subscriber. Lifetime subscribers to the SiriusXM service are counted as self-pay subscribers because they are party to a customer agreement with SiriusXM and have paid a subscription fee, although in almost all cases the revenue from such subscriptions have been fully recognized in prior periods. Our new continuous service practices allow for subscribers to keep their subscription active even when it is not linked to a vehicle. Certain users that are party to a customer agreement with SiriusXM or Pandora and have paid or agreed to pay a small promotional price for a trial subscription are not counted as self-pay subscribers because the promotional price is considered to be de minimis and, in management's view, the payment is not indicative of the user’s intent to subscribe to the service in the near-term.
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

Average self-pay monthly churn - for in-car and retail radio subscriptions, the SiriusXM monthly average of self-pay deactivations for the period divided by the average number of self-pay subscribers for the period.
Adjusted EBITDA - EBITDA is defined as net income (loss) before interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA is a Non-GAAP financial measure that excludes or adjusts for the impact of other expense (income), gain/loss on extinguishment of debt, impairment, restructuring and other costs, Former Parent operating costs, other non-cash charges such as share-based payment expense and legal settlements and reserves (if applicable). We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. As a result of large capital investments in our satellite radio system, our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of the legal settlements and reserves, impairment, restructuring and other costs, to the extent they occur during the period, is useful as they are significant expenses not incurred as part of our normal operations for the period.
Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated statements of comprehensive income of certain expenses, including share-based payment expense. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure.  Investors that wish to compare and evaluate our operating results after giving effect for these costs should refer to net income as disclosed in our consolidated statements of comprehensive income. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies and should not be considered in isolation, as a substitute for or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income (loss) to adjusted EBITDA is calculated as follows:

	For the Years Ended December 31,
	2025	2024
Net income (loss):	$805	$(2,075)
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	30	3
Former Parent operating costs	—	15
Impairment, restructuring and other costs	436	3,453
Share-based payment expense (1)	181	200
Depreciation and amortization	547	578
Interest expense	459	496
Gain on extinguishment of debt	—	(12)
Other income, net	(44)	(136)
Income tax expense	251	210
Adjusted EBITDA	$2,665	$2,732
(1)Allocation of share-based payment expense:

	For the Years Ended December 31,
	2025	2024
Programming and content	$37	$36
Customer service and billing	5	5
Transmission	6	5
Sales and marketing	46	45
Product and technology	34	44
General and administrative	53	65
Total share-based payment expense	$181	$200

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

	For the Years Ended December 31,
	2025	2024
Cash Flow information
Net cash provided by operating activities	$1,898	$1,741
Net cash used in investing activities	(747)	(970)
Net cash used in financing activities	(1,219)	(916)
Free Cash Flow
Net cash provided by operating activities	1,898	1,741
Additions to property and equipment	(653)	(728)
Sales of other investments	11	2
Free cash flow	$1,256	$1,015
ARPU - SiriusXM ARPU is derived from total earned subscriber revenue (excluding revenue associated with our connected vehicle services) and advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period.
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Years Ended December 31,
	2025	2024
Subscriber acquisition costs, excluding connected vehicle services	$414	$369
Less: margin from sales of radios and accessories, excluding connected vehicle services	(169)	(172)
	$245	$197
Installations (in thousands)	13,452	13,545
SAC, per installation (a)	$18.21	$14.55
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As of December 31, 2025, we did not hold or issue any derivatives.  We hold investments in money market funds and certificates of deposit.  These securities are consistent with the objectives contained within our investment policy.  The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
As of December 31, 2025, we also held the following investment:
In connection with the recapitalization of Sirius XM Canada on May 25, 2017, we loaned Sirius XM Canada $130.8 million. The carrying value of the loan as of December 31, 2025 was $8.0 million and approximated its fair value. The loan is denominated in Canadian dollars and it is subject to changes in foreign currency. The loan is considered a long-term investment with any unrealized gains or losses reported within Accumulated other comprehensive (loss) income. The loan has a term of fifteen years, bears interest at a rate of 7.62% per annum and includes customary covenants and events of default, including an event of default relating to Sirius XM Canada’s failure to maintain specified leverage ratios. Had the Canadian to U.S. dollar exchange rate been 10% lower as of December 31, 2025, the value of this loan would have been approximately $0.8 million lower.
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long- and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of December 31, 2025, we had $420 million principal amount of variable rate debt outstanding with a weighted average interest rate of 5.6% and $9,325 million principal amount of fixed rate debt with a weighted average interest rate of 4.3%. Accordingly, as of December 31, 2025, based on the amount of variable rate debt outstanding and the then-current Term SOFR rate, a hypothetical 10% increase in interest rates would have increased annual interest expense by approximately $2 million and a hypothetical 10% decrease in interest rates would have decreased annual interest expense by approximately $2 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Consolidated Financial Statements and financial statements and financial statement schedule contained in Part IV, Item 15, herein, which are incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation was performed under the supervision and with the participation of our management, including Jennifer C. Witz, our Chief Executive Officer, and Zachary J. Coughlin, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2025.
KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-4 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION
Insider Trading Arrangements
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined for purposes of Regulation S-K Item 408.
Appointment of Principal Accounting Officer
On January 29, 2026, our board of directors appointed Zachary J. Coughlin, the Company’s Executive Vice President and Chief Financial Officer, as the Company’s principal accounting officer. Mr. Coughlin’s biographical information is incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 18, 2025. There is no change to Mr. Coughlin’s compensation as a result of his appointment as principal accounting officer. Furthermore, there is no arrangement or understanding between Mr. Coughlin and any other person pursuant to which Mr. Coughlin was selected as principal accounting officer, and there are no transactions involving Mr. Coughlin that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K. In addition, there is no family relationship between Mr. Coughlin and any director or executive officer of the company.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is contained in the discussion entitled “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.
The additional information required by this Item 10 is incorporated in this report by reference to the applicable information in our definitive proxy statement to be filed in connection with our 2026 annual meeting of stockholders set forth under the captions Item 1. Election of Directors, Stock Ownership and Governance Matters.
Code of Ethics
We have adopted a code of ethics that applies to all employees, including executive officers, and to directors.  The Code of Ethics is available on the Corporate Governance page of our website at www.siriusxm.com.  If we ever were to amend or waive any provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our website set forth above.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated in this report by reference to the applicable information in our definitive proxy statement to be filed in connection with our 2026 annual meeting of stockholders set forth under the captions Item 1. Election of Directors and Executive Compensation.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this Item 12 is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5, of this Annual Report on Form 10-K.
The additional information required by this Item 12 is incorporated in this report by reference to the applicable information in our definitive proxy statement to be filed in connection with our 2026 annual meeting of stockholders set forth under the caption Stock Ownership.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated in this report by reference to the applicable information in our definitive proxy statement to be filed in connection with our 2026 annual meeting of stockholders set forth under the captions Election of Directors and Governance Matters.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor ID: 185.
The information required by this Item 14 is incorporated in this report by reference to the applicable information in our definitive proxy statement to be filed in connection with our 2026 annual meeting of stockholders set forth under the caption Ratification of Independent Registered Public Accountants - Principal Accountant Fees and Services.

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

10.10
Amendment No. 10, dated as of September 3, 2024, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (filed herewith).

10.11
Amendment No. 11, dated as of August 20, 2025, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on August 21, 2025 (File No. 001-34295)).

**10.12
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

*10.13
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

*10.21
Transition Letter to Employment Agreement dated January 2, 2025 between Sirius XM Radio LLC and Patrick L. Donnelly (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on January 3, 2025 (File No. 001-34295)).

*10.22
Employment Agreement, dated as of December 14, 2023 between Sirius XM Radio Inc. and Jennifer Witz (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on December 15, 2023 (File No. 001-34295)).

Exhibit	Description

*10.23
Letter Agreement, dated December 14, 2023, regarding private use of aircraft between Sirius XM Radio Inc. and Jennifer C. Witz (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on December 15, 2023 (File No. 001-34295)).

*10.24
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

*10.26	Agreement and Release, dated November 20, 2025, between Sirius XM Radio LLC and Thomas Barry (filed herewith).

*10.27
Employment Agreement, dated as of December 5, 2024, between Sirius XM Radio LLC and Wayne D. Thorsen (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on December 10, 2024 (File No. 001-34295)).

*10.28
Employment Agreement, dated as of February 17, 2025, between Sirius XM Radio LLC and Richard N. Baer (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on February 18, 2025 (File No. 001-34295)).

*10.29	Employment Agreement, dated as of November 13, 2025, between Sirius XM Radio LLC and Zachary J. Coughlin (filed herewith).

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

*10.32	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on September 10, 2024 (File No. 001-34295)).

*10.33	Sirius XM Holdings Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 30, 2015 (File No. 001-34295)).

10.34
Tax Sharing Agreement, dated as of September 9, 2024, between Liberty Media Corporation and Liberty Sirius XM Holdings Inc. (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K12B filed on September 10, 2024 (File No. 001-34295)).

10.35
Section 253 Agreement, dated as of November 1, 2021, between Sirius XM Holdings Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on November 4, 2021 (File No. 001-34295)).

*10.36	Form of Sirius XM Holdings Inc. 2024 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-4 filed on July 19, 2024 (File No. 333- 276758)).

*10.37	Form of Liberty Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.2 to the Form S-4 filed on July 19, 2024 (File No. 333-276758)).

19.1	Securities Trading Policy (filed herewith).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (filed herewith).

Exhibit	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification (filed herewith).

32	Section 1350 Certification (furnished herewith).

97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to Sirius XM Holdings Inc.’s Annual Report on Form 10-K filed on February 1, 2024 (File No. 001-34295)).

101.1
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Balance Sheets as of December 31, 2025 and 2024; (iv) Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Consolidated Notes to Consolidated Financial Statements.

104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1)
_________________

*	This document has been identified as a management contract or compensatory plan or arrangement.

**	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933, as amended, or Rule 24(b)-2 under the Securities Exchange Act of 1934, as amended, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.
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

SIRIUS XM HOLDINGS INC.

Dated:	February 5, 2026	By:	/s/ ZACHARY J. COUGHLIN
Zachary J. Coughlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY B. MAFFEI	Chairman of the Board of Directors and Director	February 5, 2026
(Gregory B. Maffei)
/s/ JENNIFER C. WITZ	Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2026
(Jennifer C. Witz)
/s/ ZACHARY J. COUGHLIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 5, 2026
(Zachary J. Coughlin)
/s/ CARY L. KREFETZ	Senior Vice President and Controller	February 5, 2026
(Cary L. Krefetz)
/s/ EDDY W. HARTENSTEIN	Director	February 5, 2026
(Eddy W. Hartenstein)
/s/ EVAN D. MALONE	Director	February 5, 2026
(Evan D. Malone)
/s/ JONELLE PROCOPE	Director	February 5, 2026
(Jonelle Procope)
/s/ MICHAEL RAPINO	Director	February 5, 2026
(Michael Rapino)
/s/ KRISTINA M. SALEN	Director	February 5, 2026
(Kristina M. Salen)
/s/ DAVID M. ZASLAV	Director	February 5, 2026
(David M. Zaslav)
/s/ DAVE STEPHENSON	Director	February 5, 2026
(David Stephenson)
/s/ ANJALI SUD	Director	February 5, 2026
(Anjali Sud)

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sirius XM Holdings Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sirius XM Holdings Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 5, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over certain subscriber and advertising revenues
As discussed in Notes 2 and 17 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $8,558 million of revenues, of which $5,960 million was SiriusXM subscriber revenue and $1,615 million was Pandora and Off-platform advertising revenue, for the year ended December 31, 2025. The Company’s accounting for these subscriber and advertising revenues involved multiple information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence related to SiriusXM subscriber revenue and Pandora and Off-platform advertising revenue as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required auditor judgment due to the number of IT applications used by the Company that involved IT professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over SiriusXM subscriber revenue and Pandora and Off-platform advertising revenues. We evaluated the design and tested the operating effectiveness of certain internal controls related to the SiriusXM subscriber revenue and Pandora and Off-platform advertising revenue recognition processes. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT application controls and general IT controls used by the Company in its revenue recognition processes and testing the interface of relevant revenue data between different IT systems used in the revenue recognition processes. For SiriusXM subscriber revenue, we assessed the recorded revenue by comparing the total cash received during the year, adjusted for reconciling items, to the revenue recorded in the general ledger. For Pandora and Off-platform advertising we performed a software-assisted data analysis to test relationships among certain revenue transactions. For a selection of transactions, we traced the recorded amounts to underlying source documents and system reports. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
Fair values of the Pandora and Off-platform reporting unit and the Pandora trademark
As discussed in Notes 7 and 8 to the consolidated financial statements, the Company’s goodwill balance for the Pandora and Off-platform reporting unit was $959 million as of December 31, 2025, and the trademark balance due to acquisitions recorded to the Pandora and Off-platform reporting unit was $312 million as of December 31, 2025, a portion of which related to the Pandora trademark. The Company performs goodwill and indefinite-lived assets impairment testing on an annual basis during the fourth quarter of each fiscal year, and whenever events and changes in circumstances indicate that the carrying value of a reporting unit or a trademark more likely than not exceeds its fair value.
We identified the assessment of the fair values of the Pandora and Off-platform reporting unit and the Pandora trademark as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used by the Company to estimate the fair values of the reporting unit and trademark. Specifically, the revenue growth rates, long-term growth rates, and the discount rates involved a higher degree of subjectivity. In addition, these key assumptions were challenging to test due to the sensitivity of the fair value to changes in these assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill and trademark impairment assessment process, including controls related to the key assumptions noted above. We performed sensitivity analyses to assess the impact of possible changes to the revenue growth rates, long-term growth rates and discount rates on the fair value of the Pandora and Off-platform reporting unit and Pandora trademark. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast revenues. We compared the Company’s forecasted revenue growth rate assumptions to historical revenue growth rates, projected revenue growth rates for comparable companies, and other available data, including third party market studies and revenue agreements. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s long-term growth rates by comparing them to long-term growth rate estimates that were independently observed using publicly available market data for the Company’s industry as well as U.S. economic growth rate.
•evaluating the Company’s discount rates by comparing them to discount rates that were independently developed using publicly available market data for comparable companies.

/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
New York, New York
February 5, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sirius XM Holdings Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Sirius XM Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 5, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
New York, New York
February 5, 2026

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except per share data)	2025	2024	2023
Revenue:
Subscriber revenue	$6,486	$6,616	$6,866
Advertising revenue	1,772	1,773	1,758
Equipment revenue	178	182	193
Other revenue	122	128	136
Total revenue	8,558	8,699	8,953
Operating expenses:
Cost of services:
Revenue share and royalties	2,850	2,835	2,895
Programming and content	619	611	618
Customer service and billing	449	448	476
Transmission	191	225	206
Cost of equipment	9	10	14
Subscriber acquisition costs	414	369	359
Sales and marketing	760	894	931
Product and technology	263	296	322
General and administrative	549	497	608
Depreciation and amortization	547	578	624
Impairment, restructuring and other costs	436	3,453	92
Total operating expenses	7,087	10,216	7,145
Income (loss) from operations	1,471	(1,517)	1,808
Other income (expense), net
Interest expense	(459)	(496)	(534)
Gain on extinguishment of debt	—	12	—
Other income (expense), net	44	136	(64)
Total other expense	(415)	(348)	(598)
Income (loss) before income taxes	1,056	(1,865)	1,210
Income tax expense	(251)	(210)	(222)
Net income (loss)	805	(2,075)	988
Less net income (loss) attributable to noncontrolling interests	—	(410)	202
Net income (loss) attributable to Sirius XM Holdings Inc.	$805	$(1,665)	$786
Net income (loss) per common share:
Basic	$2.38	$(6.14)	$2.91
Diluted	$2.23	$(6.14)	$2.77
Weighted average common shares outstanding:
Basic	338	338	339
Diluted	357	338	362

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Net income (loss)	$805	$(2,075)	$988
Credit risk on fair value debt instrument losses, net of tax	(8)	(27)	1
Recognition of previously unrealized gains on debt, net of tax	—	(12)	(36)
Foreign currency translation adjustment, net of tax	4	(14)	10
Total comprehensive income (loss)	$801	$(2,128)	$963
Less: comprehensive income (loss) attributable to noncontrolling interests	—	(410)	202
Comprehensive income (loss) attributable to Sirius XM Holdings Inc.	$801	$(1,718)	$761

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$94	$162
Receivables, net	761	676
Related party current assets	25	21
Prepaid expenses and other current assets	218	290
Total current assets	1,098	1,149
Property and equipment, net	2,260	2,109
FCC licenses	8,610	8,610
Other intangible assets, net	1,455	1,579
Goodwill	12,390	12,390
Equity method investments	941	1,043
Other long-term assets	483	641
Total assets	$27,237	$27,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,290	$1,284
Accrued interest	171	172
Current portion of deferred revenue	976	1,050
Current maturities of debt	1,058	61
Other current liabilities	47	48
Related party current liabilities	111	116
Total current liabilities	3,653	2,731
Long-term deferred revenue	92	82
Long-term debt, including $579 and $594 measured at fair value at December 31, 2025 and December 31, 2024, respectively (Note 12)	8,648	10,314
Deferred tax liabilities	2,238	2,220
Other long-term liabilities	1,043	1,100
Total liabilities	15,674	16,447
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, par value $0.001 per share; 900 shares authorized; 335 and 339 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Accumulated other comprehensive loss, net of tax	(50)	(46)
Additional paid-in capital	—	—
Treasury stock, at cost; 45 thousand and 26 thousand shares of common stock at December 31, 2025 and December 31, 2024, respectively	(1)	(1)
Retained earnings	11,614	11,121
Total stockholders’ equity	11,563	11,074
Total liabilities and stockholders’ equity	$27,237	$27,521

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Former Parent's Investment	Retained earnings	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Noncontrolling interest	Total Stockholders’ Equity
(in millions)	Shares	Amount					Shares	Amount
Balance at January 1, 2023	—	$—	$(5,368)	$14,567	$34	$—	—	$—	$3,138	$12,371
Net income	—	—	—	786	—	—	—	—	202	988
Other comprehensive (loss) income	—	—	—	—	(27)	—	—	—	2	(25)
Share-based compensation	—	—	187	—	—	—	—	—	34	221
Exercise of options and RSU vestings in period	—	—	(60)	—	—	—	—	—	65	5
Withholding taxes on net share settlements of share-based compensation	—	—	(64)	—	—	—	—	—	—	(64)
Transactions with Former Parent, net	—	—	(3)	—	—	—	—	—	—	(3)
Shares repurchased	—	—	45	—	—	—	—	—	(319)	(274)
Dividends paid	—	—	—	—	—	—	—	—	(65)	(65)
Other, net	—	—	(21)	—	—	—	—	—	(31)	(52)
Balance at December 31, 2023	—	$—	$(5,284)	$15,353	$7	$—	—	$—	$3,026	$13,102
Net loss	—	—	—	(1,665)	—	—	—	—	(410)	(2,075)
Change in accounting method	—	—	—	(1)	—	—	—	—	—	(1)
Other comprehensive loss	—	—	—	—	(53)	—	—	—	(3)	(56)
Share-based compensation	—	—	131	15	—	53	—	—	24	223
Exercise of options and RSU vestings in period	—	—	(55)	—	—	—	—	—	55	—
Withholding taxes on net share settlements of share-based compensation	—	—	(39)	—	—	(6)	—	—	—	(45)
Dividends paid	—	—	—	(45)	—	(47)	—	—	(51)	(143)
Tax sharing adjustment with Former Parent	—	—	82	—	—	—	—	—	—	82
Other, net	—	—	(3)	(3)	—	—	—	—	—	(6)
Change in capitalization in connection with the Split-Off	339	—	5,168	(2,527)	—	—	—	—	(2,641)	—
Shares Repurchased	—	—	—	—	—	—	—	(7)	—	(7)
Shares Retired	—	—	—	(6)	—	—	—	6	—	—
Balance at December 31, 2024	339	$—	$—	$11,121	$(46)	$—	—	$(1)	$—	$11,074
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Retained earnings	Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Treasury Stock		Total Stockholders’ Equity
(in millions)	Shares	Amount				Shares	Amount
Balance at December 31, 2024	339	$—	$11,121	$(46)	$—	—	$(1)	$11,074
Net income	—	—	805	—	—	—	—	805
Other comprehensive income (loss)	—	—	—	(4)	—	—	—	(4)
Share-based compensation	—	—	—	—	222	—	—	222
Exercise of options and RSU vestings in period	2	—	—	—	—	—	—	—
Withholding taxes on net share settlements of share-based compensation	—	—	—	—	(33)	—	—	(33)
Dividends paid	—	—	(312)	—	(53)	—	—	(365)
Shares Repurchased	—	—	—	—	—	6	(136)	(136)
Shares Retired	(6)	—	—	—	(136)	(6)	136	—
Balance at December 31, 2025	335	$—	$11,614	$(50)	$—	—	$(1)	$11,563
See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$805	$(2,075)	$988
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	547	578	624
Non-cash impairment and restructuring costs	228	3,355	26
Non-cash interest expense, net of amortization of premium	18	24	14
Unrealized gains on intergroup interests, net	—	—	(68)
Realized and unrealized gains on financial instruments, net	(25)	(115)	126
Gain on extinguishment of debt	—	(12)	—
Share of losses of equity method investments, net	124	116	19
Share-based payment expense	179	200	203
Deferred income tax expense (benefit)	29	(161)	(40)
Amortization of right-of-use assets	42	44	45
Other charges, net	40	46	61
Changes in operating assets and liabilities:
Receivables and other assets	(84)	(128)	(148)
Deferred revenue	(64)	(150)	(119)
Payables and other liabilities	59	19	98
Net cash provided by operating activities	1,898	1,741	1,829
Cash flows from investing activities:
Additions to property and equipment	(653)	(728)	(650)
Other investing activities, net	(94)	(242)	(46)
Net cash used in investing activities	(747)	(970)	(696)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(33)	(44)	(64)
Revolving credit facility borrowings	1,462	2,105	1,670
Revolving credit facility repayments	(1,442)	(2,105)	(1,750)
Proceeds from long-term borrowings, net of costs	—	1,100	1,011
Repayments of long-term borrowings	(699)	(1,809)	(2,032)
Settlement of intergroup interests	—	—	273
Common stock repurchased and retired	(136)	(6)	(274)
Dividends paid	(365)	(143)	(65)
Other financing activities, net	(6)	(14)	43
Net cash used in financing activities	(1,219)	(916)	(1,188)
Net decrease in cash, cash equivalents and restricted cash	(68)	(145)	(55)
Cash, cash equivalents and restricted cash at beginning of period (1)	170	315	370
Cash, cash equivalents and restricted cash at end of period (1)	$102	$170	$315

See accompanying notes to the consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$439	$473	$507
Income taxes paid	$156	$218	$165
Non-cash investing and financing activities:
Finance lease obligations incurred to acquire assets	$—	$—	$8
Settlement of debt obligations incurred to acquire assets	$—	$—	$61
Tax equity investments	$22	$722	$—

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

	As of December 31,
(in millions)	2025	2024	2023
Cash and cash equivalents	$94	$162	$306
Restricted cash included in Other long-term assets	8	8	9
Total cash, cash equivalents and restricted cash at end of period	$102	$170	$315

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
General
The accompanying audited consolidated financial statements represent a combination of the historical financial information of Old Sirius and the assets and liabilities of SplitCo until the date of the Merger Effective Time. Although SplitCo was reported as a combined company until the Merger Effective Time, all periods reported herein are referred to as consolidated. All significant intercompany accounts and transactions have been eliminated in the audited consolidated financial statements. These audited consolidated financial statements refer to the combination of Old Sirius and the aforementioned assets and liabilities as “Sirius XM Holdings,” “the Company,” “us,” “we” and “our” in these notes to the audited consolidated financial statements. “Sirius XM” refers to Sirius XM Holdings’ wholly owned subsidiaries, Sirius XM Inc., Sirius XM Radio LLC and its subsidiaries other than Pandora. “Pandora” refers to Sirius XM's wholly owned subsidiary Pandora Media, LLC and its subsidiaries. The Split-Off is being accounted for at historical cost due to the pro rata nature of the distribution to holders of SplitCo common stock.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K and have determined that no events have occurred that would require adjustment to our audited consolidated financial statements. For a discussion of subsequent events that do not require adjustment to our consolidated financial statements, refer to Note 18.
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
SiriusXM
The SiriusXM business features a wide range of content, including, music, sports, entertainment, comedy, talk, and news channels, podcasts and infotainment services, all available in the United States on a subscription fee basis. SiriusXM packages include live, curated, hosted and certain exclusive and on-demand programming. The SiriusXM service is distributed through SiriusXM’s two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and SiriusXM’s website. The SiriusXM service is also available through an in-car user interface called “360L” that combines SiriusXM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
The primary source of revenue from the SiriusXM business is subscription fees, with most of its customers subscribing to monthly or annual plans.  Additional revenue streams include advertising on select music and non-music channels in certain packages, direct sales of radios and accessories, and other ancillary services.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Effects of the Transactions
Prior to the closing of the Transactions, a portion of Liberty Media’s general and administrative expenses, including certain legal, tax, accounting, treasury and investor relations support of $15 and $32 for the years ended December 31, 2024 and 2023, respectively, were allocated to SplitCo and are included in General and administrative in the audited consolidated statements of operations. There were no allocated costs during the year ended December 31, 2025. In addition, during the years ended December 31, 2025, 2024 and 2023, we incurred costs related to the Transactions of $8, $71 and $16, respectively, which were recorded to Impairment, restructuring and other costs in our audited consolidated statements of operations.
Following the closing of the Transactions, Liberty Media and Sirius XM Holdings operate as separate, publicly traded companies, and neither has any continuing stock ownership, beneficial or otherwise, in the other. In connection with the Transactions, Liberty Media and Sirius XM Holdings entered into certain agreements, including a tax sharing agreement, governing the relationship between the two companies. Refer to Note 16 for more information regarding the tax sharing agreement.

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
Music royalty fees primarily consists of U.S. music royalty fees (“MRF”) collected from subscribers. The related costs we incur for the right to broadcast music and other programming are recorded as Revenue share and royalties expense.  Fees received from subscribers for the MRF are recorded as deferred revenue and amortized to Subscriber revenue ratably over the service period.
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
Customers pay for the services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our consolidated statement of operations as the services are provided. Changes in the deferred revenue balance during the year ended December 31, 2025 were not materially impacted by other factors.
As the majority of our contracts are one year or less, we have utilized the optional exemption under ASC 606-10-50-14 and do not disclose information about the remaining performance obligations for contracts which have original expected durations of one year or less. As of December 31, 2025, less than nine percent of our total deferred revenue balance related to contracts that extend beyond one year. These contracts primarily include prepaid data trials, which are typically provided for three to five years, and self-pay customers who prepay for their audio subscriptions for up to three years. These amounts are recognized on a straight-line basis as our services are provided.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Royalties
In connection with our businesses, we must enter into royalty arrangements with two sets of rights holders: holders of musical compositions copyrights (that is, the music and lyrics) and holders of sound recordings copyrights (that is, the actual recording of a work). Our SiriusXM and Pandora businesses use both statutory and direct music licenses as part of their businesses. We license varying rights - such as performance and mechanical rights - for use in our SiriusXM and Pandora businesses based on the various radio and interactive services they offer. The music rights licensing arrangements for our SiriusXM and Pandora businesses are complex.
Musical Composition Copyrights
We pay performance royalties for our SiriusXM and Pandora businesses to holders and rights administrators of musical compositions copyrights, including performing rights organizations and other copyright owners. These performance royalties are based on agreements with performing rights organizations which represent the holders of these performance rights. Our SiriusXM and Pandora businesses have arrangements with these performance rights organizations. Arrangements with SiriusXM generally include fixed payments during the term of the agreement and arrangements with Pandora for its ad-supported radio service have variable payments based on usage and ownership of a royalty pool.
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
Sound Recording Copyrights
For our non-interactive satellite radio or streaming services we may license sound recordings under direct licenses with the owners of sound recordings or based on the royalty rate established by the Copyright Royalty Board (“CRB”). For our SiriusXM business, the royalty rate for sound recordings has been set by the CRB. The revenue subject to royalty includes subscription revenue from our U.S. satellite digital audio radio subscribers, and advertising revenue from channels other than those channels that make only incidental performances of sound recordings. The rates and terms permit us to reduce the payment due each month for those sound recordings that are separately licensed and sound recordings that are directly licensed from copyright owners and exclude from our revenue certain other items, such as royalties paid to us for intellectual property, sales and use taxes, bad debt expense and generally revenue attributable to areas of our business that do not involve the use of copyrighted sound recordings.
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
Advertising Costs
Media is expensed when aired and advertising production costs are expensed as incurred.  Advertising production costs include expenses related to marketing and retention activities, including expenses related to direct mail, outbound telemarketing and email communications.  We also incur advertising production costs related to cooperative marketing and promotional

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
events and sponsorships.  During the years ended December 31, 2025, 2024 and 2023, we recorded advertising costs of $262, $374 and $421, respectively.  These costs are reflected in Sales and marketing expense in our audited consolidated statements of operations.
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
Research & Development Costs
Research and development costs are expensed as incurred and primarily include the cost of new product development, chipset design, software development and engineering.  During the years ended December 31, 2025, 2024 and 2023, we recorded research and development costs of $229, $252 and $276, respectively.  These costs are reported as a component of Product and technology expense in our audited consolidated statements of operations.
Recent Accounting Pronouncements
Accounting Standard Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the effect of adopting this new accounting guidance.
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
Recently Adopted Accounting Policies
ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. We adopted this ASU for the annual period ended December 31, 2025 and we elected to apply the amendments retrospectively to all prior periods. Refer to our income tax disclosure in Note 16 for more information.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(3)Net Income (loss) per Share
Basic net income (loss) per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income (loss) per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the years ended December 31, 2025 and 2024, and 2023.
In calculating basic net income (loss) per common share, we used 339 common shares for the year ended December 31, 2023 which was the weighted average number of shares of Liberty Media’s Series A, Series B, and Series C Liberty SiriusXM common stock and Old Sirius’s common stock as converted by the Redemption and Merger exchange ratios, respectively, as no SplitCo shares were outstanding during that period. In calculating diluted net income(loss) per common share, we used 362 of diluted common shares for the year ended December 31, 2023, respectively, which was the weighted average number of shares of Liberty Media’s Series A, Series B, and Series C Liberty SiriusXM common stock and Old Sirius’s common stock adjusted for the impact of dilutive instruments as converted by the Redemption and Merger exchange ratios, respectively, as no SplitCo shares were outstanding during that period.
Common stock equivalents of 22, 47 and 37 for the years ended December 31, 2025, 2024 and 2023, respectively, were excluded from the calculation of diluted net income (loss) per common share as the effect would have been anti-dilutive.

	For the Years Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss) available to common stockholders for basic net income per common share	$805	$(1,665)	$786
Net income (loss) attributable to noncontrolling interest	—	(410)	202
Total net income (loss)	805	(2,075)	988
Effect of assumed conversions of convertible notes, net of tax	(9)	—	13
Net income (loss) available to common stockholders for dilutive net income (loss) per common share	$796	$(2,075)	$1,001
Denominator:
Weighted average common shares outstanding for basic net income (loss) per common share	338	338	339
Weighted average impact of assumed convertible and exchangeable notes	18	—	21
Weighted average impact of dilutive equity instruments	1	—	2
Weighted average shares for diluted net income (loss) per common share	357	338	362
Net income (loss) per common share:
Basic	$2.38	$(6.14)	$2.91
Diluted	$2.23	$(6.14)	$2.77

(4)Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of December 31, 2025 and December 31, 2024, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. Due to the variable rate nature of the Credit Facility (including the Delayed Draw Incremental Term Loan), each as defined in Note 12, we believe that the carrying amount approximated fair value at December 31, 2025 and December 31, 2024. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:
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
Our assets and liabilities measured at fair value were as follows:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$—	$—	$—	$—	$1	$—	$—	$1
Financial instruments(a)	$56	$—	$—	$56	$60	$—	$—	$60
Debt (b)	$—	$579	$—	$579	$—	$594	$—	$594
(a)Level 1 financial instrument assets are comprised of our deferred compensation plan assets. Refer to Note 14 for additional discussion.
(b)The fair values of the Convertible Notes are based on quoted market prices but are not considered to be traded on “active markets,” as defined by GAAP. Refer to Note 12 for additional discussion related to our debt.

Realized and Unrealized Gains (Losses) on Financial Instruments, net
Realized and unrealized gains (losses) on financial instruments, net, are comprised of changes in the fair value of the following and are included in Other income, net, on the audited consolidated statements of operations:

	Years Ended December 31,
	2025	2024	2023
Equity securities	$—	$—	$(15)
Debt measured at fair value (a)	25	115	(5)
Change in fair value of bond hedges	—	—	(114)
Other	—	—	8
Total	$25	$115	$(126)
(a)We elected to account for the 2.75% exchangeable senior debentures due 2049 (which are no longer outstanding) that were assumed as part of the Transactions (the “Exchangeable Notes”) and Convertible Notes using the fair value option. The Exchangeable Notes and the Convertible Notes were the obligations of Sirius XM Holdings. SiriusXM was not an obligor or guarantor of either the Exchangeable Notes or the Convertible Notes. Changes in the fair value of the Exchangeable Notes and Convertible Notes recognized in the audited consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable or convertible. We isolate the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognize such amount in other comprehensive earnings (loss). The change in the fair value of the Exchangeable Notes and Convertible Notes attributable to changes in the instrument specific credit risk was a loss of $11, $27 and $6 for the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023 we recognized $12 and $46, respectively, of previously unrecognized gains related to the retirement of a portion of Liberty Media’s 1.375% Cash Convertible Senior Notes due 2023, Liberty Media’s 2.125% Exchangeable Senior Debentures due 2048 and our 2.75% Exchangeable Senior Debentures due 2049, which was recognized through Other income, net in the audited consolidated statements of operations. There were no previously unrecognized gains related to the retirement of debt for the year ended December 31, 2025. The cumulative change in fair value since issuance was a loss of $20 as of December 31, 2025, net of the recognition of previously unrecognized gains and losses.

(5)Impairment, Restructuring and Other Costs
During the year ended December 31, 2025, impairment, restructuring and other costs were $436 which consisted of $296 associated with restructuring charges, $109 associated with impairments related to terminated software projects, severance and other employee costs of $23 and costs associated with the Transactions of $8. The restructuring and related impairment charges were recorded to Impairment, restructuring and other costs in our audited consolidated statements of operations.
During the year ended December 31, 2024, impairment, restructuring and other costs were $3,453 which consisted of impairment charges of $3,355, primarily related to impairment of SiriusXM Goodwill and equity method investments, costs

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
associated with the Transactions of $71, and a charge of $27 associated with severance and other restructuring costs. The restructuring and related impairment charges were recorded to Impairment, restructuring and other costs in our audited consolidated statements of operations.
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
Receivables, net, consists of the following:

	December 31, 2025	December 31, 2024
Gross customer accounts receivable	$679	$606
Allowance for doubtful accounts	(8)	(10)
Customer accounts receivable, net	$671	$596
Receivables from distributors	46	56
Other receivables	44	24
Total receivables, net	$761	$676

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
As part of our annual impairment test for the year ended December 31, 2025, we elected to perform a quantitative goodwill assessment of our Pandora and Off-platform reporting unit and determined the fair value of the reporting unit using a combination of an income approach, employing a discounted cash flow model, and a market approach. The results of our 2025 goodwill impairment test indicated that the estimated fair value of our Pandora and Off-platform reporting unit exceeded its carrying amount. We elected to perform a qualitative impairment assessment of our SiriusXM reporting unit which indicated that the fair value of the reporting unit exceeded its carrying values and therefore was not at risk of impairment.
As of December 31, 2025, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the year ended December 31, 2025.
In connection with the close of the Transactions, our market capitalization sustained a decrease during the third quarter of 2024 and we concluded that, in accordance with ASC 350, a triggering event occurred indicating that potential impairment existed, which required us to conduct an interim test of the fair value of the goodwill for the SiriusXM and Pandora and Off-platform reporting units. In accordance with ASC 350, we performed a quantitative goodwill impairment test and determined the fair value of our reporting units using a combination of an income approach, employing a discounted cash flow model, and a market approach, employing a guideline public company approach. The discounted cash flow model, which estimates fair value based on the present value of future cash flows, required us to make various assumptions regarding the timing and amount of these cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The terminal value was estimated using a long-term growth rate, which was based on expected trends and projections. A discount rate was determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. The results of our goodwill impairment test indicated that the estimated fair value of the Pandora and Off-platform reporting unit exceeded its carrying amount, whereas the carrying amount of the SiriusXM reporting unit exceeded its estimated fair value. As a result, we recorded a goodwill impairment charge of $2,819 during the year ended December 31, 2024, to write down the carrying amount of the SiriusXM goodwill in the Impairment, restructuring and other costs line item in our audited consolidated statements of operations.
As of December 31, 2025, the cumulative balance of goodwill impairments recorded was $3,775, of which $2,819 was recognized during the year ended December 31, 2024 and is included in the carrying amount of the goodwill allocated to our SiriusXM reporting unit and $956 of which was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
Refer to the table below for our goodwill activity for the years ended December 31, 2025 and 2024:

	SiriusXM	Pandora and Off-platform	Total
Balance at January 1, 2024	$14,250	$959	$15,209
Acquisition	—	—	—
Impairment charge	(2,819)	—	(2,819)
Balance at December 31, 2024	11,431	959	12,390
Acquisition	—	—	—
Impairment	—	—	—
Balance at December 31, 2025	$11,431	$959	$12,390

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(8)Intangible Assets
Our intangible assets include the following:

		December 31, 2025			December 31, 2024
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Recorded to SiriusXM Reporting Unit:
Indefinite life intangible assets:
FCC licenses	Indefinite	$8,610	$—	$8,610	$8,610	$—	$8,610
Trademarks	Indefinite	930	—	930	930	—	930
Definite life intangible assets:
Customer relationships	15 years	570	(494)	76	570	(456)	114
OEM relationships	15 years	220	(178)	42	220	(164)	56
Licensing agreements	15 years	285	(260)	25	285	(245)	40
Software and technology	7 years	29	(26)	3	28	(23)	5
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(383)	59	442	(331)	111
Software and technology	5 years	391	(383)	8	391	(380)	11
Total intangible assets		$11,789	$(1,724)	$10,065	$11,788	$(1,599)	$10,189

Indefinite Life Intangible Assets
We have identified our Federal Communications Commission (“FCC”) licenses and XM and Pandora trademarks as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.
We hold FCC licenses to use 35 MHz of contiguous spectrum to operate our satellite digital audio radio service, provide ancillary services and provide services in the adjacent bands. Each of the FCC licenses authorizes us to use radio spectrum, a reusable resource that does not deplete or exhaust over time. These FCC licenses allow us the use of 25 MHz for our Sirius and XM satellite networks (12.5 MHz for the Sirius network at 2320-2332.5 MHz and 12.5 MHz for the XM network at 2332.5-2345 MHz). In 2024, we acquired the licenses in the Wireless Communications Service (“WCS”) C and D Blocks. This WCS spectrum consists of 5 MHz of unpaired blocks each, with “C block” located at 2315-2320 MHz and “D block” located at 2345-2350 MHz.
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2025, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the years ended December 31, 2025 and 2024.
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
Amortization expense for all definite life intangible assets was $125, $133 and $199 for the years ended December 31, 2025, 2024 and 2023, respectively. There were no retirements or impairments of definite lived intangible assets during the years ended December 31, 2025 and 2024. There were retirements of definite lived intangible assets of $44 and we recognized a related impairment loss of $1 during the year ended December 31, 2023.
The expected amortization expense for each of the fiscal years 2026 through 2030 and for periods thereafter is as follows:

Years ending December 31,	Amount
2026	$123
2027	75
2028	15
2029	—
2030	—
Thereafter	—
Total definite life intangible assets, net	$213

(9)Property and Equipment
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
We review long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount exceeds the fair value of the asset. During the year ended December 31, 2025, we retired property and equipment of $335, of which $228 was related to our retirement of our XM-3 satellite, and recorded related impairment charges of $104 primarily related to terminated software projects. During the year ended December 31, 2024, we retired property and equipment of $25 and recorded related impairment charges of $1 primarily related to terminated software projects. During the year ended December 31, 2023, we retired property and equipment of $289 primarily related to the retirement of our XM-4 satellite and recorded related impairment charges of $14 primarily related to terminated software projects. Refer to Note 5 for more information.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)

Property and equipment, net, consists of the following:

	December 31, 2025	December 31, 2024
Satellite system	$1,931	$1,598
Capitalized software and hardware	2,854	2,429
Construction in progress	565	988
Other	725	718
Total property and equipment	6,075	5,733
Accumulated depreciation	(3,815)	(3,624)
Property and equipment, net	$2,260	$2,109
Construction in progress consists of the following:

	December 31, 2025	December 31, 2024
Satellite system	$413	$751
Capitalized software and hardware	74	197
Other	78	40
Construction in progress	$565	$988
Depreciation and amortization expense on property and equipment was $422, $445 and $425 for the years ended December 31, 2025, 2024 and 2023, respectively.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $23, $27 and $16 for the years ended December 31, 2025, 2024 and 2023, respectively, which related to the construction of our SXM-9, SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $40, $28 and $18 for the years ended December 31, 2025, 2024 and 2023, respectively.
Satellites
As of December 31, 2025, we operated a fleet of six satellites, two of which are in-orbit spare satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of December 31, 2025:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2030
SIRIUS FM-6	2013	2028	2030
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
SXM-9	2025	2040	2033
SXM-10	2025	2040	2033
In January 2025 and July 2025, our SXM-9 and SXM-10 satellites, respectively, successfully completed in-orbit testing and were placed into service. Our SXM-9 and SXM-10 satellites replaced our SXM-8 and FM-6 satellites, respectively, with both becoming in-orbit spares. During the three months ended March 31, 2025, we removed our XM-3 satellite from service and completed the process of de-orbiting the satellite in November 2025. Our SXM-11 and SXM-12 satellites, which are currently under construction, are expected to replace our XM-5 and Sirius FM-5 satellites.

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
During the years ended December 31, 2025, 2024 and 2023, we ceased using certain leased locations and recorded an impairment charge of $3, $8 and $12, respectively, to write down the carrying value of the right-of-use assets for these locations to their estimated fair values. Refer to Note 4 for additional information.
The components of lease expense were as follows:

	For the Years Ended December 31,
	2025	2024
Operating lease cost	$56	$61
Finance lease cost	6	6
Sublease income	(3)	(3)
Total lease cost	$59	$64
Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$68	$62
Financing cash flows from finance leases	$6	$5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$16
Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$223	$277

Operating lease current liabilities	47	48
Operating lease liabilities	229	291
Total operating lease liabilities	$276	$339

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)

	December 31, 2025	December 31, 2024
Finance Leases
Property and equipment, gross	$30	$35
Accumulated depreciation	(25)	(19)
Property and equipment, net	$5	$16

Current maturities of debt	$4	$6
Long-term debt	1	5
Total finance lease liabilities	$5	$11

	December 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term
Operating leases	7 years	8 years
Finance leases	1 year	2 years

	December 31, 2025	December 31, 2024
Weighted Average Discount Rate
Operating leases	5.2%	5.2%
Finance leases	2.4%	2.4%
Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2025	$59	$4
2026	60	1
2027	53	—
2028	50	—
2029	20	—
Thereafter	94	—
Total future minimum lease payments	336	5
Less imputed interest	(60)	—
Total	$276	$5

(11)Related Party Transactions
In the normal course of business, we enter into transactions with our equity method investments (tax equity investments, Sirius XM Canada and SoundCloud) which are considered related party transactions. Our Former Parent was a related party prior to 2025.
Tax Equity Investments
We made tax-efficient investments of $106, $244 and $50 during the years ended December 31, 2025, 2024 and 2023, respectively, in clean energy technology projects. Effective January 1, 2024, we adopted ASU 2023-02 using the modified retrospective approach and now account for these investments under the proportional amortization method. As of December 31, 2025, the unamortized investment balance of these investments totaled $769 and was reported within Equity method investments in our audited consolidated balance sheets. Under the proportional amortization method, the investment

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
balance is amortized over the term of the investments in proportion to the current period income tax benefits relative to the total expected income tax benefits. Additionally, we recorded liabilities of $648 related to future contractual and contingent payments which we determined to be probable. Of this amount, $111 is presented in Related party current liabilities with the balance included in Other long-term liabilities in our audited consolidated balance sheets.

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
SiriusXM and Sirius XM Canada are parties to an amended and restated services and distribution agreement. Pursuant to this agreement, the fee payable by Sirius XM Canada to Sirius XM was modified from a fixed percentage of revenue to a variable fee, based on a target operating profit for Sirius XM Canada. This variable fee is expected to be evaluated annually based on comparable companies. In accordance with the amended and restated services and distribution agreement, the fee is payable on a monthly basis, in arrears.
During the three months ended September 30, 2024, we evaluated our investment in Sirius XM Canada for impairment and determined that the carrying value of our equity method investment exceeded its fair value. We performed a quantitative impairment test and determined the fair value of our investment using a combination of an income approach, employing a discounted cash flow model, and a market approach, employing a guideline public company approach. The discounted cash flow model relies on making assumptions, such as expected growth in profitability and discount rate, which we believe are appropriate. As a result, we recorded an impairment of our equity method investment in Sirius XM Canada of $500. This loss from impairment was included in Impairment, restructuring and other costs within our audited consolidated statement of operations for the year ended December 31, 2024. No impairment loss was recorded for during the year ended December 31, 2025.
Our Equity method investments as of December 31, 2025 and December 31, 2024 included the carrying value of our investment balance in Sirius XM Canada of $100 and $89, respectively, and, as of December 31, 2025 and December 31, 2024, also included $8 and $7, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.
We recorded revenue from Sirius XM Canada as Other revenue in our audited consolidated statements of operations of $96, $99 and $104 during each of the years ended December 31, 2025, 2024 and 2023.

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
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $51, $59 and $54 for the years ended December 31, 2025, 2024 and 2023, respectively. We also had related party liabilities of $12 and $20 as of December 31, 2025 and December 31, 2024, respectively, related to this agreement.
Former Parent
One director of Liberty Media serves on our board of directors, and Liberty Media was a related party prior to 2025. Sirius XM Holdings Inc. is the product of a series of transactions that closed on Monday, September 9, 2024 with its Former

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Parent. Refer to Note 1 for additional information regarding the Transactions. In connection with the Transactions, we entered into several agreements with Liberty Media and its subsidiaries, including a Reorganization Agreement, an Agreement and Plan of Merger and a new Tax Sharing Agreement. Refer to Note 16 for more information regarding the Tax Sharing Agreement.

(12)Debt
Our debt as of December 31, 2025 and December 31, 2024 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	December 31, 2025	December 31, 2025	December 31, 2024
Sirius XM Holdings notes and loans:
Sirius XM Holdings(b)	March 2023	3.75% Convertible Senior Notes	March 15, 2028	Semi-annually in arrears on March 15 and September 15	$575	$579	$594
Sirius XM Radio LLC notes and loans:
Sirius XM(c)	September 2024	Incremental Term Loan (the “Delayed Draw Incremental Term Loan”)	September 9, 2027	variable fee paid quarterly	400	400	1,086
Sirius XM	December 2012	Senior Secured Revolving Credit Facility (the “Credit Facility”)	August 31, 2030	variable fee paid quarterly	20	20	—
Sirius XM(c)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	999	996
Sirius XM(c)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,497	1,495
Sirius XM(c)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,991	1,988
Sirius XM(c)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,244	1,243
Sirius XM(c)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,492	1,490
Sirius XM(c)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,490	1,488
Sirius XM	Various	Finance leases	Various	n/a	n/a	5	11
Total debt						9,717	10,391
Less: total current maturities						1,058	61
Less: total deferred financing costs, net						11	16
Total long-term debt						$8,648	$10,314
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount except for the debt measured at fair value noted in (b) below.
(b)Measured at fair value.
(c)On September 3, 2024, Sirius XM Radio LLC added a parent guarantee from Sirius XM Inc. to each series of Sirius XM Radio LLC notes in connection with the conversion of Sirius XM Radio Inc. into a Delaware limited liability company. All material domestic subsidiaries of Sirius XM Radio LLC, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed the Delayed Draw Incremental Term Loan and these notes.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Sirius XM Holdings notes and loans:
3.75% Convertible Senior Notes due 2028
On March 10, 2023, Liberty Media issued $575 aggregate principal amount of its 3.75% convertible notes due 2028 (the “Convertible Notes”). In connection with the Transactions, we assumed all of the obligations of Liberty Media under the indenture governing the Convertible Notes. The Convertible Notes accrue interest at a rate of 3.75% per annum and mature on March 15, 2028. As of December 31, 2025, the conversion rate for the Convertible Notes was 31.5064 shares (not in millions) of our common stock per $1,000 principal amount (not in millions) of Convertible Notes, equivalent to a conversion price of approximately $31.74 per share of our common stock (not in millions).
Holders of the Convertible Notes may convert their Convertible Notes, in integral multiples of $1,000 principal amount, at their option, under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the conversion price of the Convertible Notes on the last day of such preceding calendar quarter; (ii) during the five business-day period after any five consecutive trading-day period (the “Measurement Period”), in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate for the Convertible Notes on each such trading day; (iii) if the Company calls the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events described in the Convertible Notes Indenture. In addition, holders may convert their Convertible Notes at their option at any time on or after December 15, 2027 and ending on the close of business on the second scheduled trading day immediately preceding the stated maturity date for the Convertible Notes, without regard to the foregoing circumstances. Upon a conversion of the Convertible Notes, we may elect to pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of our common stock. We elected to account for the Convertible Notes using the fair value option. See Note 4 for information related to unrealized gains (losses) on debt measured at fair value.
Sirius XM Radio LLC notes and loans:
The Credit Facility
On August 20, 2025, Sirius XM Radio LLC entered into an amendment to, among other things, increase the Credit Facility to $2,000 and extend its maturity to August 31, 2030. Sirius XM Radio LLC’s obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and by Sirius XM Inc. and are secured by a lien on substantially all of Sirius XM Radio LLC’s assets and the assets of its material domestic subsidiaries. Borrowings bear interest at the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate determined by Sirius XM Radio LLC’s debt to operating cash flow ratio, and we pay a variable commitment fee on unused commitments of 0.25% per annum as of December 31, 2025. The amendment also adds a springing maturity feature which will automatically accelerate the maturity date of the Credit Facility to a date 91 days prior to the stated maturity of certain of Sirius XM Radio LLC’s long-term debt instruments, including Sirius XM Radio LLC’s 2026, 2027, 2028, 2029 and 2030 Senior Notes and the Delayed Draw Incremental Term Loan, if at such date Sirius XM Radio LLC does not have sufficient liquidity to repay the maturing obligations. Liquidity for this test is defined as the sum of (i) unrestricted cash and cash equivalents and (ii) available borrowing capacity under the Credit Facility.
In April 2022, Sirius XM Radio LLC entered into an amendment to the Credit Facility to incorporate an Incremental Term Loan borrowing of $500 which was retired on April 11, 2024 with cash for 100% of the principal plus accrued and unpaid interest.
On January 26, 2024, Sirius XM Radio LLC entered into an amendment to the Credit Facility to, among other things, incorporate a $1,100 Delayed Draw Incremental Term Loan. Interest on the Delayed Draw Incremental Term Loan is based on SOFR plus an applicable rate. On September 3, 2024, Sirius XM Radio LLC entered into a technical amendment to the Credit Facility to add a parent guarantee from Sirius XM Inc. to the Credit Facility in connection with the conversion of Sirius XM Radio Inc. into a Delaware limited liability company.
As of December 31, 2025, $20 was outstanding under the Credit Facility and $400 was outstanding under the Delayed Draw Incremental Term Loan which were recorded in Long-term debt in our consolidated balance sheets.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Covenants and Restrictions
Under the Credit Facility, Sirius XM Radio LLC, our wholly owned subsidiary, must comply with a debt maintenance covenant that it cannot exceed a total leverage ratio, calculated as consolidated total debt to consolidated operating cash flow, of 5.0 to 1.0.  The Credit Facility generally requires compliance with certain covenants that restrict Sirius XM Radio LLC’s ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of Sirius XM Radio LLC’s assets and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions.
The indentures governing Sirius XM Radio LLC’s notes restrict Sirius XM Radio LLC’s non-guarantor subsidiaries' ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiary guaranteeing each such series of notes on a pari passu basis.  The indentures governing the notes also contain covenants that, among other things, limit Sirius XM Radio LLC’s ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate or transfer, lease, assign or otherwise dispose of all or substantially all of SiriusXM's assets.
Under Sirius XM Radio LLC’s debt agreements, the following generally constitute an event of default: (i) a default in the payment of interest; (ii) a default in the payment of principal; (iii) failure to comply with covenants; (iv) failure to pay other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; (v) certain events of bankruptcy; (vi) a judgment for payment of money exceeding a specified aggregate amount and (vii) voidance of subsidiary guarantees, subject to grace periods where applicable.  If an event of default occurs and is continuing, our debt could become immediately due and payable.
Fair Value of Debt
The fair values, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Radio LLC’s debt securities, not reported at fair value, whose carrying value does not approximate fair value, are as follows:

	December 31, 2025	December 31, 2024
Sirius XM 3.125% Senior Notes due 2026	$989	$960
Sirius XM 5.00% Senior Notes due 2027	$1,496	$1,459
Sirius XM 4.00% Senior Notes due 2028	$1,948	$1,843
Sirius XM 5.50% Senior Notes due 2029	$1,256	$1,198
Sirius XM 4.125% Senior Notes due 2030	$1,425	$1,311
Sirius XM 3.875% Senior Notes due 2031	$1,376	$1,258

(13)Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 900 shares of common stock. There were 335 and 339 shares of common stock issued and outstanding at December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025, there were 31 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.

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
As of December 31, 2021, approximately 5.3 notional shares represented an 2.2% intergroup interest in the Formula One Group held by the Liberty SiriusXM Group and approximately 2.3 notional shares represented a 3.7%% intergroup interest in the Braves Group held by the Liberty SiriusXM Group.
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
During September 2022, the Formula One Group and the Braves Group paid approximately $64 and $14, respectively, to the Liberty SiriusXM Group to settle a portion of the intergroup interests in the Formula One Group and Braves Group held by the Liberty SiriusXM Group, as a result of the repurchase of a portion of the Convertible Notes, as described in Note 12. During March 2023, the Formula One Group paid approximately $202 to SplitCo to settle a portion of the intergroup interest in the Formula One Group held by SplitCo, as a result of the repurchase of a portion of Liberty Media's 1.375% Cash Convertible Senior Notes due 2023. On July 12, 2023, the Formula One Group paid approximately $71 to SplitCo to settle and extinguish the remaining intergroup interest in the Formula One Group held by SplitCo.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Sirius XM Holdings equity activity
All share and per share amounts have been adjusted to reflect the conversion of Old Sirius shares into SplitCo common stock on a one-for-ten basis.
Quarterly Dividends
During the year ended December 31, 2025 and 2024, our board of directors declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (1)	Payment Date
2025 dividends
January 22, 2025	$0.27	February 7, 2025	$91	February 25, 2025
April 16, 2025	$0.27	May 9, 2025	$92	May 28, 2025
July 23, 2025	$0.27	August 8, 2025	$91	August 27, 2025
October 22, 2025	$0.27	November 5, 2025	$91	November 21, 2025

2024 dividends
January 24, 2024	$0.266	February 9, 2024	$102	February 23, 2024
April 24, 2024	$0.266	May 10, 2024	$103	May 29, 2024
July 24, 2024	$0.266	August, 9, 2024	$103	August 26, 2024
October 22, 2024	$0.270	November 5, 2024	$92	November 21, 2024
(1)During the year ended December 31, 2024, we paid dividends of $143 to noncontrolling interests.
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
As of December 31, 2025, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 6,538 thousand shares for $143, of which 6,238 thousand shares were repurchased during the years ended December 31, 2025 for $136 and $1,024 remained available for additional repurchases under our existing stock repurchase program authorization.
The following table summarizes our total share repurchase activity for the years ended:

	December 31, 2025		December 31, 2024		December 31, 2023
Share Repurchase Type	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount
Open Market Repurchases(a)	6,238	$136	301	$7	6,938	$274
(a)As of December 31, 2025, $1 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our audited consolidated balance sheets and audited consolidated statement of equity.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(14)Benefit Plans

Included in the accompanying audited consolidated statements of operations are the following amounts of share-based compensation expense:

	For the Years Ended December 31,
	2025	2024	2023
Cost of services:
Programming and content	$37	$36	$34
Customer service and billing	5	5	5
Transmission	6	5	6
Sales and marketing	46	45	45
Product and technology	34	44	46
General and administrative	53	65	67
	$181	$200	$203
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
Fair value as determined using the Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility, expected dividend yield and risk-free interest rates. For the years ended December 31, 2025, 2024 and 2023, we estimated the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist for non-employees, contractual terms are used. Dividend yield is based on the current expected annual dividend per share and our stock price. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.
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
At the time of the Split-Off, outstanding stock options to purchase shares of SplitCo common stock were accelerated and became fully vested and exchanged into stock options to purchase shares of our common stock adjusted based on the exchange ratio identified in the Liberty Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “SplitCo Award Exchange Ratio”). The RSAs and RSUs with respect to shares of SplitCo common stock accelerated, became fully vested, and are treated as outstanding shares of our common stock and as such were exchanged into shares of our common stock based on the SplitCo

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Award Exchange Ratio. Following the Split-Off, a portion of the outstanding stock options to purchase shares of our common stock are to be settled in cash as the underlying shares were not registered, and therefore these awards were classified as liability awards and will be remeasured at each reporting date. As of December 31, 2025, we recognized a liability of less than $1 related to these awards which is recorded in Accounts payable and accrued expenses in our audited consolidated balance sheets.

Sirius XM Holdings Awards
2024 Long-Term Stock Incentive Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. 2024 Long-Term Stock Incentive Plan (the “2024 Plan”). Employees, consultants and non-employee members of Sirius XM Holdings’ board of directors are eligible to receive awards under the 2024 Plan. The 2024 Plan provides for the grant of stock options, stock appreciation rights (“SARs”), RSAs, RSUs and other stock-based awards that the compensation committee of our board of directors deems appropriate. Stock-based awards granted under the 2024 Plan are generally subject to a graded vesting requirement. Stock options generally expire ten years from the date of grant. RSUs include performance-based RSUs (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee’s continued employment. Each RSU entitles the holder to receive one share of common stock upon vesting. As of December 31, 2025, 25 shares of our common stock were available for future grants under the 2024 Plan.
Transitional Stock Adjustment Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). Current and former employees and consultants of Liberty Media or a former direct or indirect subsidiary of Liberty Media, any successor of any such former subsidiary, and the parent company (directly or indirectly) of any such former subsidiary or successor (collectively, a “Qualifying Subsidiary”) or a member of the board of directors of Liberty Media or a Qualifying Subsidiary and in each case, who, as of September 9, 2024, (a) held an outstanding option of any series of Liberty Media’s Liberty SiriusXM common stock (a “Liberty Media SiriusXM Option Award”) pursuant to (i) the Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015), as amended, (ii) the Liberty Media Corporation 2013 Nonemployee Director Plan (Amended and Restated as of December 17, 2015), as amended, (iii) the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended, (iv) the Liberty Media Corporation 2022 Omnibus Incentive Plan, as amended, and/or (v) any other stock option or incentive plan adopted or assumed by Liberty Media (each, a “Liberty Media Incentive Plan”) and (b) received an option under the Transitional Plan in accordance with the terms of the Reorganization Agreement were eligible to receive awards under the Transitional Plan. The Transitional Plan provided for the grant of stock options. Stock options were subject to all the terms and conditions of the applicable Liberty Media Incentive Plan and associated instrument under which the corresponding Liberty Media Sirius XM Option Award was made. As of December 31, 2025, 3 shares of our common stock were reserved for issuance in connection with outstanding stock based awards in connection with the Transitional Plan.
Other Plans
We maintain three share-based benefit plans in addition to the 2024 Plan and the Transitional Plan — the SiriusXM Holdings Inc. 2015 Long-Term Stock Incentive Plan, the 2014 Stock Incentive Plan of AdsWizz Inc. and the Pandora Media, Inc. 2011 Equity Incentive Plan. Excluding dividend equivalent units granted as a result of a declared dividend, no further awards may be made under these plans.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of our board of directors and non-employees under the Sirius XM Awards during the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Risk-free interest rate	4.4%	4.0%
Expected life of options — years	3.76	3.80
Expected stock price volatility	40%	32%
Expected dividend yield	2.8%	2.0%
There were no options granted during the year ended December 31, 2025.
The following table summarizes stock option activity under our share-based plans for the year ended December 31, 2025:

	Options	WAEP	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	18	$49.69
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(3)	$47.19
Outstanding as of December 31, 2025	15	$50.10	3.48	$—
Exercisable as of December 31, 2025	14	$51.30	2.96	$—
The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was less than $1, $1 and $15, respectively.  During the years ended December 31, 2025, 2024 and 2023, the number of net settled shares issued as a result of stock option exercises was less than 1, 1 and 2, respectively.
The following table summarizes the RSU, including PRSU, activity under our share-based plans for the years ended December 31, 2025:

	Shares	GDFV Per Share
Nonvested as of January 1, 2025	12	$42.33
Granted	11	$25.51
Vested	(4)	$46.16
Forfeited	(3)	$33.43
Nonvested as of December 31, 2025	16	$30.74
The total intrinsic value of RSUs, including PRSUs, vesting during the years ended December 31, 2025, 2024 and 2023 was $87, $113 and $147, respectively. During the years ended December 31, 2025, 2024 and 2023, the number of net settled shares issued as a result of RSUs vesting totaled 2, 2 and 19, respectively. During the years ended December 31, 2025, 2024 and 2023, we granted less than 1, 1 and 4, respectively, PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the years ended December 31, 2025, 2024 and 2023, we granted less than 1, less than 1 and 1, respectively, RSUs, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the year ended December 31, 2025.
Total unrecognized compensation costs related to unvested share-based payment awards for our stock options and RSUs, including PRSUs, granted to employees, members of our board of directors and third parties at December 31, 2025 and December 31, 2024 was $355 and $402, respectively.  The total unrecognized compensation costs at December 31, 2025 are expected to be recognized over a weighted-average period of 2.4 years.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
401(k) Savings Plans
We sponsor the Sirius XM Radio 401(k) Savings Plan (the “SiriusXM Plan”) for eligible employees. The SiriusXM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  We may also make additional discretionary matching, true-up matching and non-elective contributions to the SiriusXM Plan.  Employer matching contributions under the SiriusXM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Our cash employer matching contributions are not used to purchase shares of our common stock on the open market, unless the employee elects our common stock as their investment option for this contribution.
We recognized expenses of $18, $20 and $20 for the years ended December 31, 2025, 2024 and 2023, respectively, in connection with the SiriusXM Plan.
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
Contributions to the DCP, net of withdrawals, for the years ended December 31, 2025, 2024 and 2023, were $(11), $(1) and $(3), respectively. As of December 31, 2025 and December 31, 2024, the fair value of the investments held in the trust were $56 and $60, respectively, which is included in Other long-term assets in our audited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our audited consolidated statements of operations.  The associated liability is recorded within Other long-term liabilities in our audited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our audited consolidated statements of operations.  We recorded gains on investments held in the trust of $5, $6 and $7 for the years ended December 31, 2025, 2024 and 2023, respectively.

(15)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total
Debt obligations	$1,060	$1,845	$2,575	$1,250	$1,520	$1,500	$9,750
Cash interest payments	425	386	286	195	124	58	1,474
Satellite and transmission	123	53	1	1	1	2	181
Programming and content	382	274	173	9	—	—	838
Sales and marketing	60	32	4	3	—	—	99
Satellite incentive payments	3	3	3	2	2	9	22
Operating lease obligations	53	49	40	35	11	27	215
Royalties, minimum guarantees and other	583	433	361	198	76	—	1,651
Total (1)	$2,689	$3,075	$3,443	$1,693	$1,734	$1,596	$14,230
(1)The table does not include our reserve for uncertain tax positions, which at December 31, 2025 totaled $83.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Satellite and transmission.    We have entered into agreements for the design, construction, launch and insurance of two additional satellites: SXM-11 and SXM-12. We have procured insurance for SXM-10, SXM-11 and SXM-12 to cover the risks associated with each satellite's launch and first year of in-orbit operation. We also have entered into agreements with third parties to operate and maintain satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks.
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
Operating lease obligations.    We have entered into both cancelable and non-cancelable operating leases for office space, terrestrial repeaters, data centers and equipment. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases have options to renew. Total rent recognized in connection with leases for the years ended December 31, 2025, 2024 and 2023 was $60, $63 and $64, respectively.
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of December 31, 2025, we had future fixed commitments related to music royalty and podcast agreements of $463, of which $232 will be paid in 2026 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasts, considers factors such as listening hours, downloads, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
We have entered into certain tax equity investments in which we expect to make future contributions. These future contributions are expected to be made over the remaining respective terms of the investments and totaled $648 as of December 31, 2025, of which $111 is expected to be paid in 2026 and the remainder thereafter.
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

In November 2024, the New York Court granted Sirius XM summary judgment on all but one of the NY AG's claims. The New York Court did find that Sirius XM's cancellation practices violated the “simple mechanism requirement” for subscription cancellations contained in ROSCA. As a result of the New York Court's findings, Sirius XM now permits New York residents who purchase a subscription online to also cancel that subscription online, a cancellation mechanism that we believe is at least as easy to use as the method the consumer used to initiate the subscription. The NY AG appealed the four counts with respect to the Petition for which the New York Court granted Sirius XM summary judgment. Sirius XM appealed the one count in the Petition, the violation of ROSCA, with respect to which the New York Court granted the State of New York summary judgment. On November 6, 2025, the Appellate Division affirmed the New York Court’s Order on all counts. On January 23, 2026, the NY AG sought leave to appeal the Appellate Division’s affirmance. The NY AG has also moved the New York Court for an injunction and accounting with respect to the ROSCA claim, which Sirius XM has opposed.

Sirius XM believes it has substantial defenses to the action and intends to defend this action vigorously.

U.S. Music Royalty Fee Actions and Mass Arbitrations. Commencing in 2023, a number of putative class actions and mass arbitration demands have been commenced against Sirius XM relating to its pricing, billing and subscription marketing practices. Although each class action and mass arbitration demand contains unique allegations, in general, the actions and arbitrations alleged that Sirius XM falsely advertised its music subscription plans at lower prices than it actually charges, that it allegedly did not disclose its “U.S. Music Royalty Fee”, and that Sirius XM has taken other actions to prevent customers from discovering the existence, amount and nature of the U.S. Music Royalty Fee in violation of various state consumer protection laws. Several of these claimants also asserted additional causes of action under the Electronic Funds Transfer Act.

Over half of the approximately 70,000 purported mass arbitration claims have been withdrawn by counsel or closed by the American Arbitration Association (the "AAA"). On January 13, 2026, Sirius XM entered into a settlement that when effectuated would resolve the remaining mass arbitration claims and the previously disclosed Carovillano, Burns, Kirkpatrick, Balmores and Woods lawsuits. The settlement will not have a material adverse effect on Sirius XM’s business, financial

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
condition, results operations or cash flows. The sole remaining related case is Stutsman, et al. v. Sirius XM Radio LLC, a putative class action pending in the United States District Court for the Western District of Washington. Sirius XM believes it has substantial defenses to the claims asserted in Stutsman and it intends to defend itself vigorously.

California Unruh Civil Rights Act Mass Arbitration. A series of mass pre-arbitration notices have been filed purportedly on behalf of approximately 41,000 claimants alleging that Pandora used age, sex and gender information from claimants to target advertising in violation of California’s Unruh Civil Rights Act, Cal. Civ. Code §§ 51–52. A petition was filed purportedly on behalf of approximately 26,000 petitioners for an Order Compelling Arbitration in Los Angeles Superior Court against Pandora on January 17, 2025, and an amended petition was filed on February 14, 2025. On June 18, 2025, the Court denied the petition in part with respect to 2,216 petitioners and granted the petition in part and entered an order compelling arbitration with respect to the remaining petitioners. Following that order, 23,821 of the petitioners filed demands for arbitration with the AAA on July 4, 2025, and AAA opened a mass arbitration. On December 15, 2025 claimants’ counsel sought to add 2,562 claimants with identical claims to the AAA mass arbitration. On January 28, 2026, a Process Arbitrator in the mass arbitration issued an order dismissing all of the pending claims, and the AAA is expected to close this matter.

Do-Not-Call Litigation. In July 2025, following a mediation, Sirius XM entered into an agreement settling a putative class action lawsuit filed on November 29, 2022 in the United States District Court for the Central District of Illinois alleging that Sirius XM violated the “Do-Not-Call” provisions of the Telephone Consumer Protection Act, and several similar state statutes, by calling consumers whose residential numbers were on applicable national or state do-not-call registries and/or whose residential numbers were on Sirius XM’s internal do-not-call list. The settlement will resolve the claims of consumers for the period April 27, 2019 through October 31, 2025. As part of the settlement, in calendar year 2026, Sirius XM paid $28 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid. The settlement was recorded to the General and administrative line in our unaudited consolidated statements of operations and included in the Accounts payable and accrued expenses line of our unaudited consolidated balance sheets. The settlement memorializes changes relating to Sirius XM’s “Do-Not-Call” practices. Settlement of this matter is subject to, among other things, final approval by the Court.

Mechanical Licensing Collective v. Pandora Media, LLC. On February 12, 2024, the Mechanical Licensing Collective (“MLC”) sued Pandora in the Middle District of Tennessee for alleged underpayment of royalties on Pandora’s free radio service. The MLC contends that various Pandora offerings along with certain other ancillary features, convert Pandora’s entire free radio service into an interactive service that is subject to a higher statutory rate, which would require Pandora to have paid and continue to pay significantly higher royalties. The case is currently in the midst of summary judgment briefing. If neither side prevails on summary judgment, the case is set for trial on June 30, 2026.

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

Income tax expense consisted of the following:

	For the Years Ended December 31,
	2025	2024	2023
Current taxes:
Federal	$170	$297	$205
State	49	72	57
Foreign	3	2	—
Total current taxes expense	222	371	262
Deferred taxes:
Federal	23	(165)	(30)
State	6	4	(10)
Total deferred taxes (benefit) expense	29	(161)	(40)
Total income tax expense	$251	$210	$222

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
The following table presents a reconciliation of the U.S. federal statutory tax rate and our effective tax rate:

	For the Years Ended December 31,
	2025		2024		2023
U.S. Federal Statutory Tax Rate	$222	21.0%	$(391)	21.0%	$254	21.0%
Domestic Federal
Tax Credits
Tax Equity Credit Investments	(27)	(2.5)%	(36)	1.9%	(18)	(1.5)%
Research and Development Tax Credit	(14)	(1.4)%	(26)	1.4%	(33)	(2.7)%
Nontaxable or Nondeductible Items
Impairments	—	—%	592	(31.8)%	—	—%
Current Year Stock Options net of APIC	25	2.3%	20	(1.0)%	20	1.7%
Convertible Notes	—	—%	(23)	1.2%	32	2.6%
Other	1	0.1%	1	(0.1)%	1	0.1%
Effect of Cross-Border Tax Laws	(1)	(0.1)%	(3)	0.2%	(7)	(0.6)%
State and Local Income Tax, Net of Federal Income Tax Effects	49	4.6%	51	(2.9)%	36	2.9%
Changes in Unrecognized Tax Benefits	(4)	(0.3)%	5	(0.3)%	(54)	(4.5)%
Other	—	0.1%	20	(0.9)%	(9)	(0.7)%
Effective tax rate	$251	23.8%	$210	(11.3)%	$222	18.3%
(1)State taxes in California, New York, New Jersey, Florida, Tennessee, and Illinois made up the majority (greater than 50%) of the tax effect in this category.
Our effective tax rate of 23.8% for the year ended December 31, 2025, was primarily driven by state and local taxes and tax losses related to share-based compensation, partially offset by certain credits. Our effective tax rate of (11.3)% for the year ended December 31, 2024, was primarily driven by federal and state income tax expense, offset by the nondeductible impairment of goodwill. Our effective tax rate of 18.3% for the year ended December 31, 2023, was primarily driven by federal and state income tax expense, partially offset by the benefits related to research and development and certain other credits, as well as a release in state valuation allowance.
The following table presents additional supplemental cash flow information for the years ended December 31, 2025, 2024, and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Income tax paid:
Federal	$105	$165	$119
State	50	53	46
Foreign	1	—	—
Total income taxes paid	$156	$218	$165
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
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, shown before jurisdictional netting, are presented below:

	For the Years Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards and tax credits	$317	$321
Other accrued liabilities	28	44
Accrued stock compensation	56	53
Deferred revenue	40	46
Investments	102	102
Other future deductible amounts	171	117
Total deferred tax assets	714	683
Deferred tax liabilities:
Intangible assets	(2,529)	(2,550)
Fixed assets	(199)	(124)
Debt	(9)	(3)
Total deferred tax liabilities	(2,737)	(2,677)
Net deferred tax liabilities before valuation allowance	(2,023)	(1,994)
Valuation allowance	(87)	(93)
Total net deferred tax liability	$(2,110)	$(2,087)
Net operating loss carryforwards and tax credits decreased as a result of the utilization of net operating losses related to current year taxable income. For the years ended December 31, 2025 and 2024, we recorded $159 and $183 for state and federal tax credits, respectively. As of December 31, 2025, our gross federal net operating loss carryforwards were approximately $127 which are subject to Section 382 limitations.
As of December 31, 2025 and 2024, we had a valuation allowance related to deferred tax assets of $87 and $93, respectively, which were not likely to be realized due to the timing of certain state net operating loss limitations. During the year ended December 31, 2025, our valuation allowance decreased primarily as a result of the expiration of state net operating losses.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
We recognized net tax benefits of $32 for each of the years ended December 31, 2025 and 2024, respectively, related to our tax equity investments. These recognized net tax benefits were recorded to Income tax expense in our consolidated statement of comprehensive income. The net tax benefits included tax credits and other income tax benefits of $162 and $153 during the years ended December 31, 2025 and 2024, respectively, which were partially offset by amortization expense of $130 and $121 for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, we had unrecognized tax benefits and uncertain tax positions of $198 and $201, respectively.  If recognized, $198 of unrecognized tax benefits would affect our effective tax rate.  Uncertain tax positions are recognized in Other long-term liabilities which, as of December 31, 2025 and 2024 were $83 and $76, respectively, including accrued interest.
We have state income tax audits pending.  We do not expect the ultimate outcome of these audits to have a material adverse effect on our financial position or results of operations.  We also do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2025 will significantly increase or decrease during the year ending December 31, 2026. Various events could cause our current expectations to change. Should our position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in our consolidated statements of operations as part of the income tax provision.  We recorded interest expense of $2 and $4 for the years ended December 31, 2025 and 2024, respectively, related to unrecognized tax benefits.
Changes in our unrecognized tax benefits and uncertain tax positions from January 1 through December 31 are set forth below:

	2025	2024
Balance, beginning of year	$201	$171
Increases in tax positions for prior years	—	5
Increases in tax positions for current year	9	27
Decreases in tax positions for prior years	(6)	—
Decreases in tax positions for current years	(1)	(2)
Decreases related to settlement with taxing authorities	(4)	—
Decreases related to statute of limitation lapses	(1)	—
Balance, end of year	$198	$201
On July 4, 2025, the President signed into law the One Big Beautiful Bill (“OBBB”) Act, introducing significant amendments to the U.S. Internal Revenue Code. The amendments include the permanent extension of certain individual, business, and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025.

The OBBB permanently extends the 100% bonus depreciation of qualifying assets which is expected to accelerate the timing of depreciation deductions for these assets. The OBBB also permanently eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. For the year ended December 31, 2025, these provisions approximately resulted in a $243 reduction of current income tax liabilities and a corresponding increase in deferred tax liabilities. The legislation did not have a material impact on our income tax expense for 2025.

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had $5, $4 and less than $3 of intersegment advertising revenue during the years ended December 31, 2025, 2024 and 2023, respectively.
Segment revenue and gross profit were as follows during the periods presented:

	For the Year Ended December 31, 2025
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$5,960	$526	$6,486
Advertising revenue	157	1,615	1,772
Other revenue	300	—	300
Total revenue	6,417	2,141	8,558
Cost of services
Revenue share and royalties	$(1,542)	$(1,308)	$(2,850)
Programming and content (a)	(521)	(61)	(582)
Other (a)(b)	(536)	(102)	(638)
Total cost of services	(2,599)	(1,471)	(4,070)
Segment gross profit	$3,818	$670	$4,488

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Year Ended December 31, 2025
Segment Gross Profit	$4,488
Subscriber acquisition costs	(414)
Sales and marketing (a)	(714)
Product and technology (a)	(229)
General and administrative (a)	(496)
Depreciation and amortization	(547)
Share-based payment expense	(181)
Impairment, restructuring and acquisition costs	(436)
Total other (expense) income	(415)
Consolidated loss before income taxes	$1,056
(a)     Share-based payment expense of $48 related to cost of services, $46 related to sales and marketing, $34 related to product and technology and $53 related to general and administrative has been excluded for the year ended December 31, 2025.
(b)    SiriusXM other costs of services related to customer service and billing of $370, transmission costs of $157 and cost of equipment of $9. Pandora other costs of services related to customer service and billing of $74 and transmission costs of $28.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)

	For the Year Ended December 31, 2024
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$6,076	$540	$6,616
Advertising revenue	167	1,606	1,773
Other revenue	310	—	310
Total revenue	6,553	2,146	8,699
Cost of services
Revenue share and royalties	$(1,565)	$(1,270)	$(2,835)
Programming and content (c)	(517)	(58)	(575)
Other (c)(d)	(560)	(113)	(673)
Total cost of services	(2,642)	(1,441)	(4,083)
Segment gross profit	$3,911	$705	$4,616

The reconciliation between reportable segment gross profit to consolidated loss before income tax is as follows:

For the Year Ended December 31, 2024
Segment Gross Profit	$4,616
Subscriber acquisition costs	(369)
Sales and marketing (c)	(849)
Product and technology (c)	(252)
General and administrative (c)	(432)
Depreciation and amortization	(578)
Share-based payment expense	(200)
Impairment, restructuring and acquisition costs	(3,453)
Total other (expense) income	(348)
Consolidated Loss before income taxes	$(1,865)
(c)     Share-based payment expense of $46 related to cost of services, $45 related to sales and marketing, $44 related to product and technology and $65 related to general and administrative has been excluded for the year ended December 31, 2024.
(d)    Sirius XM other costs of services related to customer service and billing of $364, transmission costs of $186 and cost of equipment of $10. Pandora other costs of services related to customer service and billing of $79 and transmission costs of $34.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)

	For the Year Ended December 31, 2023
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$6,342	$524	$6,866
Advertising revenue	169	1,589	1,758
Other revenue	329	—	329
Total revenue	6,840	2,113	8,953
Cost of services
Revenue share and royalties	$(1,603)	$(1,292)	$(2,895)
Programming and content (e)	(518)	(66)	(584)
Other (e)(f)	(568)	(117)	(685)
Total cost of services	(2,689)	(1,475)	(4,164)
Segment gross profit	$4,151	$638	$4,789

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Year Ended December 31, 2023
Segment Gross Profit	$4,789
Subscriber acquisition costs	(359)
Sales and marketing (e)	(886)
Product and technology (e)	(276)
General and administrative (e)	(541)
Depreciation and amortization	(624)
Share-based payment expense	(203)
Impairment, restructuring and acquisition costs	(92)
Total other (expense) income	(598)
Consolidated income before income taxes	$1,210
(e)     Share-based payment expense of $45 related to cost of services, $45 related to sales and marketing, $46 related to product and technology and $67 related to general and administrative has been excluded for the year ended December 31, 2023.
(f)    Sirius XM other costs of services related to customer service and billing of $388, transmission costs of $166 and cost of equipment of $14. Pandora other costs of services related to customer service and billing of $83 and transmission costs of $34.
The segment gross profit above is regularly provided to Chief Operating Decision Maker to assess which segment is more profitable as well as to identify opportunities and risks to profitability within the segments to determine resource allocations accordingly.
A measure of segment assets is not currently provided to the Chief Operating Decision Maker and has therefore not been provided.
As of December 31, 2025, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the year ended December 31, 2025.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(18)Subsequent Events
Capital Return Program
On January 29, 2026, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on February 27, 2026 to stockholders of record as of the close of business on February 11, 2026.
For the period from January 1, 2026 to February 3, 2026, we repurchased 1 shares of our common stock on the open market for an aggregate purchase price of $19, including fees and commissions.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
Schedule II - Schedule of Valuation and Qualifying Accounts

(in millions)
Description	Balance January 1,	Charged to Expenses	Write-offs/ Payments/ Other	Balance December 31,
2025
Allowance for doubtful accounts	$10	44	(46)	$8
Deferred tax assets—valuation allowance	$93	2	(8)	$87
2024
Allowance for doubtful accounts	$15	52	(57)	$10
Deferred tax assets—valuation allowance	$88	21	(16)	$93
2023
Allowance for doubtful accounts	$11	59	(55)	$15
Deferred tax assets—valuation allowance	$113	—	(25)	$88