Form 10-Q
period 2026-03-31
SIRIUS XM HOLDINGS INC.
filed 2026-04-30
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

(Class)	(Outstanding as of April 28, 2026)
Common stock, $0.001 par value	336,619,936	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Revenue:
Subscriber revenue	$1,612	$1,602
Advertising revenue	407	394
Equipment revenue	41	41
Other revenue	31	31
Total revenue	2,091	2,068
Operating expenses:
Cost of services:
Revenue share and royalties	697	687
Programming and content	150	153
Customer service and billing	106	112
Transmission	47	50
Cost of equipment	2	2
Subscriber acquisition costs	100	100
Sales and marketing	187	190
Product and technology	69	73
General and administrative	122	122
Depreciation and amortization	151	144
Impairment, restructuring and other costs	6	48
Total operating expenses	1,637	1,681
Income from operations	454	387
Other income (expense), net
Interest expense	(112)	(117)
Other expense, net	(16)	(1)
Total other expense	(128)	(118)
Income before income taxes	326	269
Income tax expense	(81)	(65)
Net income	245	204
Net income per common share:
Basic	$0.73	$0.60
Diluted	$0.72	$0.59
Weighted average common shares outstanding:
Basic	336	339
Diluted	338	357

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions)	2026	2025
Net income	$245	$204
Credit risk on fair value debt instrument losses, net of tax	2	1
Foreign currency translation adjustment, net of tax	(2)	1
Total comprehensive income	$245	$206

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$75	$94
Receivables, net	673	761
Related party current assets	25	25
Prepaid expenses and other current assets	286	218
Total current assets	1,059	1,098
Property and equipment, net	2,272	2,260
FCC licenses	8,610	8,610
Other intangible assets, net	1,424	1,455
Goodwill	12,390	12,390
Equity method investments	910	941
Other long-term assets	482	483
Total assets	$27,147	$27,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,139	$1,290
Accrued interest	73	171
Current portion of deferred revenue	974	976
Current maturities of debt	59	1,058
Other current liabilities	47	47
Related party current liabilities	120	111
Total current liabilities	2,412	3,653
Long-term deferred revenue	93	92
Long-term debt, including $597 and $579 measured at fair value at March 31, 2026 and December 31, 2025, respectively (Note 11)	9,688	8,648
Deferred tax liabilities	2,255	2,238
Other long-term liabilities	968	1,043
Total liabilities	15,416	15,674
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, par value $0.001 per share; 900 shares authorized; 336 and 335 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Accumulated other comprehensive loss, net of tax	(50)	(50)
Additional paid-in capital	13	—
Treasury stock, at cost; zero and 45 thousand shares of common stock at March 31, 2026 and December 31, 2025, respectively	—	(1)
Retained earnings	11,768	11,614
Total stockholders’ equity	11,731	11,563
Total liabilities and stockholders’ equity	$27,147	$27,237

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Three Months Ended March 31, 2026
	Common Stock		Retained earnings	Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Total Stockholders’ Equity
(in millions)	Shares	Amount				Shares	Amount
Balance at December 31, 2025	335	$—	$11,614	$(50)	$—	—	$(1)	$11,563
Net income	—	—	245	—	—	—	—	245
Other comprehensive income	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	61	—	—	61
Exercise of options and RSU vestings in period	2	—	—	—	—	—	—	—
Withholding taxes on net share settlements of share-based compensation	—	—	—	—	(26)	—	—	(26)
Dividends paid	—	—	(91)	—	—	—	—	(91)
Shares repurchased	—	—	—	—	—	1	(21)	(21)
Shares retired	(1)	$—	$—	$—	$(22)	(1)	$22	$—
Balance at March 31, 2026	336	$—	$11,768	$(50)	$13	—	$—	$11,731

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Three Months Ended March 31, 2025
	Common Stock		Retained earnings	Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Treasury Stock		Total Stockholders’ Equity
(in millions)	Shares	Amount				Shares	Amount
Balance at December 31, 2024	339	$—	$11,121	$(46)	$—	—	$(1)	$11,074
Net income	—	—	204	—	—	—	—	204
Other comprehensive income	—	—	—	2	—	—	—	2
Share-based compensation	—	—	—	—	58	—	—	58
Exercise of options and RSU vestings in period	1	—	—	—	—	—	—	—
Withholding taxes on net share settlements of share-based compensation	—	—	—	—	(10)	—	—	(10)
Dividends paid	—	—	(68)	—	(23)	—	—	(91)
Shares repurchased	—	—	—	—	—	1	(25)	(25)
Shares retired	(1)	—	—	—	(25)	(1)	25	—
Balance at March 31, 2025	339	$—	$11,257	$(44)	$—	—	$(1)	$11,212

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$245	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151	144
Non-cash impairment and restructuring costs	—	13
Non-cash interest expense, net of amortization of premium	5	4
Realized and unrealized gains on financial instruments, net	21	3
Gain on extinguishment of debt	(1)	—
Share of losses of equity method investments, net	37	30
Share-based payment expense	54	50
Deferred income tax expense (benefit)	16	(24)
Amortization of right-of-use assets	10	11
Other charges, net	12	12
Changes in operating assets and liabilities:
Receivables and other assets	16	45
Deferred revenue	—	—
Payables and other liabilities	(295)	(250)
Net cash provided by operating activities	271	242
Cash flows from investing activities:
Additions to property and equipment	(105)	(189)
Other investing activities, net	(68)	(46)
Net cash used in investing activities	(173)	(235)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(26)	(10)
Revolving credit facility borrowings	520	696
Revolving credit facility repayments	(470)	(596)
Proceeds from long-term borrowings, net of costs	1,235	—
Repayments of long-term borrowings	(1,263)	(16)
Common stock repurchased and retired	(22)	(25)
Dividends paid	(91)	(91)
Net cash used in financing activities	(117)	(42)
Net decrease in cash, cash equivalents and restricted cash	(19)	(35)
Cash, cash equivalents and restricted cash at beginning of period (1)	102	170
Cash, cash equivalents and restricted cash at end of period (1)	$83	$135

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Three Months Ended March 31,
(in millions)	2026	2025
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$205	$212
Income taxes paid	$—	$3
Non-cash investing and financing activities:
Tax equity investments	$9	$11

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

	As of March 31,
(in millions)	2026	2025
Cash and cash equivalents	$75	$127
Restricted cash included in Other long-term assets	8	8
Total cash, cash equivalents and restricted cash at end of period	$83	$135

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)

(1)Business & Basis of Presentation
General
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been made. Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 5, 2026.
These unaudited consolidated financial statements refer to Sirius XM Holdings Inc. as “Sirius XM Holdings,” “the Company,” “us,” “we” and “our” in these notes to the unaudited consolidated financial statements. “SiriusXM” refers to Sirius XM Holdings’ wholly owned subsidiaries, Sirius XM Inc., Sirius XM Radio LLC and its subsidiaries other than Pandora. “Pandora” refers to SiriusXM's wholly owned subsidiary Pandora Media, LLC and its subsidiaries.
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
At the Merger Effective Time, SplitCo was renamed “Sirius XM Holdings Inc.” and succeeded to the attributes of Old Sirius as the registrant, including Old Sirius’s Commission File Number and CIK number. Upon completion of the Transactions, Liberty Media ceased to own any shares of Sirius XM Holdings Inc.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
On September 6, 2024, Sirius XM Radio LLC, our wholly owned subsidiary, converted from a Delaware corporation to a Delaware limited liability company.
Business
We operate two complementary audio entertainment businesses -our “SiriusXM” business and our “Pandora and Off-platform” business.
SiriusXM
Our SiriusXM business features a wide range of content, including music, sports, entertainment, comedy, talk, and news channels, podcasts and infotainment services, all available in the United States on a subscription fee basis. SiriusXM packages include live, curated, hosted and certain exclusive and on-demand programming. The SiriusXM service is distributed through SiriusXM’s two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and SiriusXM’s website. The SiriusXM service is also available through an in-car user interface called “360L” that combines SiriusXM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
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
Sirius XM Holdings also sells advertising on other audio platforms and in widely distributed podcasts, which it considers to be off-platform services. Sirius XM Holdings has an arrangement with SoundCloud Holdings, LLC (“SoundCloud”) to be its exclusive ad sales representative in the U.S. and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. It also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., Sirius XM Holdings provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
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
Recently Adopted Accounting Policies
ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. In November 2024, the FASB issued ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. This update does not have a material effect on our consolidated financial statements.

(2)Net Income per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three months ended March 31, 2026 and 2025.
Common stock equivalents of 25 and 31 for the three months ended March 31, 2026 and 2025, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive. Additionally, for the three months ended March 31, 2026, common stock equivalents of 18 from the assumed conversion of our Convertible Notes due 2028 were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net income available to common stockholders for basic net income per common share	$245	$204
Effect of assumed conversions of convertible notes, net of tax	—	7
Net income available to common stockholders for dilutive net income per common share	$245	$211
Denominator:
Weighted average common shares outstanding for basic net income per common share	336	339
Weighted average impact of assumed convertible and exchangeable notes	—	17
Weighted average impact of dilutive equity instruments	2	1
Weighted average shares for diluted net income per common share	338	357
Net income per common share:
Basic	$0.73	$0.60
Diluted	$0.72	$0.59

(3)Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of March 31, 2026 and December 31, 2025, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. Due

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
to the variable rate nature of the Credit Facility (including the Delayed Draw Incremental Term Loan), each as defined in Note 11, we believe that the carrying amount approximated fair value at March 31, 2026 and December 31, 2025. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:
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
Our assets and liabilities measured at fair value were as follows:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$1	$—	$—	$1	$—	$—	$—	$—
Financial instruments(a)	$50	$—	$—	$50	$56	$—	$—	$56
Debt (b)	$—	$597	$—	$597	$—	$579	$—	$579
(a)Level 1 financial instrument assets are comprised of our deferred compensation plan assets. Refer to Note 13 for additional discussion.
(b)The fair values of the Convertible Notes (as defined in Note 11) are based on quoted market prices but are not considered to be traded on “active markets,” as defined by GAAP. Refer to Note 11 for additional discussion related to our debt.

Realized and Unrealized Gains (Losses) on Financial Instruments, net
Realized and unrealized gains (losses) on financial instruments, net, are comprised of changes in the fair value of the following and are included in Other income, net, on the unaudited consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Debt measured at fair value (a)	(21)	(3)
Total	$(21)	$(3)
(a)We elected to account for the Convertible Notes using the fair value option. The Convertible Notes are the obligations of Sirius XM Holdings. SiriusXM is not an obligor or guarantor of the Convertible Notes. Changes in the fair value of the Convertible Notes recognized in the unaudited consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is convertible. We isolate the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognize such amount in other comprehensive earnings (loss). The change in the fair value of the Convertible Notes attributable to changes in the instrument specific credit risk was a gain of $2 and a gain of $1 for the three months ended March 31, 2026 and 2025, respectively. The cumulative change in fair value since issuance was a loss of $17 as of March 31, 2026, net of the recognition of previously unrecognized gains and losses.

(4)Impairment, Restructuring and Other Costs
During the three months ended March 31, 2026, impairment, restructuring and other costs were $6 which primarily consisted of $4 associated with restructuring charges and $2 associated with severance and other employee costs. The restructuring and related impairment charges were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations.
During the three months ended March 31, 2025, impairment, restructuring and other costs were $48 which consisted of a charge of $20 associated with severance and other employee costs, other restructuring related costs of $15 and impairments related to terminated software projects of $13. The restructuring and related impairment charges were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
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
Receivables, net, consists of the following:

	March 31, 2026	December 31, 2025
Gross customer accounts receivable	$604	$679
Allowance for doubtful accounts	(8)	(8)
Customer accounts receivable, net	$596	$671
Receivables from distributors	50	46
Other receivables	27	44
Total receivables, net	$673	$761

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
As of March 31, 2026, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the cumulative balance of goodwill impairments recorded was $3,775, of which $2,819 was recognized during the year ended December 31, 2024 and is included in the carrying amount of the goodwill allocated to our SiriusXM reporting unit and $956 of which was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of each of March 31, 2026 and December 31, 2025, the carrying amount of goodwill for our SiriusXM and Pandora and Off-platform reporting units was $11,431 and $959, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
(7)Intangible Assets
Our intangible assets include the following:

		March 31, 2026			December 31, 2025
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Recorded to SiriusXM Reporting Unit:
Indefinite life intangible assets:
FCC licenses	Indefinite	$8,610	$—	$8,610	$8,610	$—	$8,610
Trademarks	Indefinite	930	—	930	930	—	930
Definite life intangible assets:
Customer relationships	15 years	570	(504)	66	570	(494)	76
OEM relationships	15 years	220	(182)	38	220	(178)	42
Licensing agreements	15 years	285	(263)	22	285	(260)	25
Software and technology	7 years	29	(26)	3	29	(26)	3
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(396)	46	442	(383)	59
Software and technology	5 years	391	(384)	7	391	(383)	8
Total intangible assets		$11,789	$(1,755)	$10,034	$11,789	$(1,724)	$10,065

Indefinite Life Intangible Assets
We have identified our Federal Communications Commission (“FCC”) licenses and XM and Pandora trademarks as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.
We hold FCC licenses to use 35 MHz of contiguous spectrum to operate our satellite digital audio radio service, provide ancillary services and services in the adjacent bands. Each of the FCC licenses authorizes us to use radio spectrum, a reusable resource that does not deplete or exhaust over time. These FCC licenses allow us the use of 25 MHz for our Sirius and XM satellite networks (12.5 MHz for the Sirius network at 2320-2332.5 MHz and 12.5 MHz for the XM network at 2332.5-2345 MHz). In 2024, we acquired the licenses in the Wireless Communications Service (“WCS”) C and D Blocks. This WCS spectrum consists of 5 MHz of unpaired blocks each, with “C block” located at 2315-2320 MHz and “D block” located at 2345-2350 MHz.
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of March 31, 2026, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three months ended March 31, 2026 and 2025.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $31 for each of the three months ended March 31, 2026 and 2025. There were no retirements or impairments of definite lived intangible assets during the three months ended March 31, 2026 and 2025.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
The expected amortization expense for each of the fiscal years 2026 through 2030 and for periods thereafter is as follows:

Years ending December 31,	Amount
2026 (remaining)	$92
2027	75
2028	15
2029	—
2030	—
Thereafter	—
Total definite life intangible assets, net	$182

(8)Property and Equipment
Property and equipment, net, consists of the following:

	March 31, 2026	December 31, 2025
Satellite system	$1,931	$1,931
Capitalized software and hardware	2,860	2,854
Construction in progress	691	565
Other	725	725
Total property and equipment	6,207	6,075
Accumulated depreciation	(3,935)	(3,815)
Property and equipment, net	$2,272	$2,260
Construction in progress consists of the following:

	March 31, 2026	December 31, 2025
Satellite system	$441	$413
Capitalized software and hardware	169	74
Other	81	78
Construction in progress	$691	$565
Depreciation and amortization expense on property and equipment was $120 and $113 for the three months ended March 31, 2026 and 2025, respectively. During March 2026, in connection with our decision to accelerate the retirement of our Sirius FM-6 satellite and the FCC grant of special temporary authority to support relocation and decommissioning-related activities for FM-6, we revised the remaining useful life of Sirius FM-6 from November 2028 to December 2026. This change was accounted for prospectively as a change in accounting estimate and resulted in an increase to depreciation expense of $3 for the three months ended March 31, 2026. No property and equipment was retired during the three months ended March 31, 2026. During the three months ended March 31, 2025, we recorded impairment charges of $13 primarily related to terminated software projects which were recorded to the Impairment, restructuring and other costs in our unaudited consolidated statements of operations. Refer to Note 4 for more information.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $5 and $7 for the three months ended March 31, 2026 and 2025, respectively, which related to the construction of our SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $9 for each of the three months ended March 31, 2026 and 2025.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
Satellites
As of March 31, 2026, we operated a fleet of six satellites, two of which are in-orbit spare satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of March 31, 2026:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2030
SIRIUS FM-6	2013	2026(1)	2030
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
SXM-9	2025	2040	2033
SXM-10	2025	2040	2033
(1)The useful life of Sirius FM-6 was changed from November 2028 to December 2026, and was accounted for as a change in accounting estimate.
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
The components of lease expense were as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating lease cost	$14	$14
Finance lease cost	2	2
Sublease income	(1)	(1)
Total lease cost	$15	$15

(10)Related Party Transactions
In the normal course of business, we enter into transactions with our equity method investments (tax equity investments, Sirius XM Canada and SoundCloud) which are considered related party transactions.
Tax Equity Investments
We made tax-efficient investments of $53 and $49 during the three months ended March 31, 2026 and 2025, respectively, in clean energy technology projects. Effective January 1, 2024, we adopted ASU 2023-02 using the modified retrospective approach and now account for these investments under the proportional amortization method. As of March 31, 2026, the unamortized investment balance of these investments totaled $738 and was reported within Equity method investments in our unaudited consolidated balance sheets. Under the proportional amortization method, the investment balance is amortized over the term of the investments in proportion to the current period income tax benefits relative to the total expected income tax benefits. Additionally, we recorded liabilities of $604 related to future contractual and contingent payments which we determined to be probable. Of this amount, $120 is presented in Related party current liabilities with the remaining balance included in Other long-term liabilities in our unaudited consolidated balance sheets.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)

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
SiriusXM and Sirius XM Canada are parties to an amended and restated services and distribution agreement. Pursuant to this agreement, the fee payable by Sirius XM Canada to SiriusXM was modified from a fixed percentage of revenue to a variable fee, based on a target operating profit for Sirius XM Canada. This variable fee is expected to be evaluated annually based on comparable companies. In accordance with the amended and restated services and distribution agreement, the fee is payable on a monthly basis, in arrears.
Our Equity method investments as of March 31, 2026 and December 31, 2025 included the carrying value of our investment balance in Sirius XM Canada of $102 and $100, respectively, and, as of March 31, 2026 and December 31, 2025, also included $7 and $8, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of operations of $26 and $22 during the three months ended March 31, 2026 and 2025, respectively.

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
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $11 and $13 for the three months ended March 31, 2026 and 2025, respectively. We also had related party liabilities of $15 and $12 as of March 31, 2026 and December 31, 2025, respectively, related to this agreement.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
(11)Debt
Our debt as of March 31, 2026 and December 31, 2025 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	March 31, 2026	March 31, 2026	December 31, 2025
Sirius XM Holdings notes and loans:
Sirius XM Holdings(b)	March 2023	3.75% Convertible Senior Notes	March 15, 2028	Semi-annually in arrears on March 15 and September 15	$575	$597	$579
Sirius XM Radio LLC notes and loans:
Sirius XM(c)	September 2024	Incremental Term Loan (the “Delayed Draw Incremental Term Loan”)	September 9, 2027	variable fee paid quarterly	386	386	400
Sirius XM	December 2012	Senior Secured Revolving Credit Facility (the “Credit Facility”)	August 31, 2030	variable fee paid quarterly	70	70	20
Sirius XM(c) (e)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	—	—	999
Sirius XM(c) (f)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,250	1,248	1,497
Sirius XM(c)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,992	1,991
Sirius XM(c)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,245	1,244
Sirius XM(c)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,492	1,492
Sirius XM(c)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,490	1,490
Sirius XM(c) (d)	March 2026	5.875% Senior Notes	April 15, 2032	semi-annually on April 15 and October 15	1,250	1,236	—
Sirius XM	Various	Finance leases	Various	n/a	n/a	4	5
Total debt						9,760	9,717
Less: total current maturities						59	1,058
Less: total deferred financing costs, net						13	11
Total long-term debt						$9,688	$8,648
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
(d)On March 4, 2026, Sirius XM Radio LLC issued $1,250 aggregate principal amount of the 5.875% Senior Notes due 2032 (“2032 Notes”) with a net original issuance discount and deferred financing costs in aggregate of $18.
(e)A portion of the net proceeds from the 2032 Notes offering, together with cash on hand, were used to repurchase approximately $499 of Sirius XM Radio LLC’s outstanding 3.125% Senior Unsecured Notes due 2026 (the “2026 Notes”) pursuant to a tender offer (the “Tender Offer”) completed by Sirius XM Radio LLC on March 5, 2026. On March 10, 2026, Sirius XM Radio LLC satisfied and discharged (the “Satisfaction and Discharge”) the remaining 2026 Notes and related note guarantees and the indenture governing the 2026 Notes by depositing with the trustee sufficient

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
funds in U.S. treasuries to pay the outstanding principal amount and accrued interest to the maturity date with respect to the 2026 Notes that remained outstanding after the Tender Offer, in accordance with the terms of the indenture governing the 2026 Notes. Upon completion of the Satisfaction and Discharge, the 2026 Notes and the related note guarantees and indenture governing the 2026 Notes and the obligations of Sirius XM Radio LLC and the guarantors were discharged and ceased to have further effect (except for the provisions of the indenture governing the 2026 Notes that such indenture expressly provides survives). The aggregate repurchase price for the 2026 Notes purchased in the Tender Offer and the amount necessary to complete the Satisfaction and Discharge was $997, which included the principal amount of $1,000, a discount of $3 and accrued interest of $1. We recognized a pre-tax gain of $2 on the extinguishment, including the discount mentioned above, related fees and the write-off of unamortized deferred financing costs and discount, included within Other expense, net on our consolidated statements of operations during the three months ended March 31, 2026.
(f)On March 29, 2026 (with payment made on March 30, 2026 due to the redemption date being a non-business day), Sirius XM Radio LLC redeemed $250 in outstanding principal amount of the 5.00% Senior Notes due 2027 for an aggregate purchase price, including interest, of $252. Sirius XM Radio LLC used a portion of the net proceeds from the 2032 Notes offering, together with cash on hand, to complete such redemption. We recognized a loss on extinguishment of debt of less than $1, consisting primarily of unamortized discount and deferred financing fees, included within Other expense, net on our consolidated statements of operations during the three months ended March 31, 2026.
Sirius XM Holdings notes and loans:
3.75% Convertible Senior Notes due 2028
On March 10, 2023, Liberty Media issued $575 aggregate principal amount of its 3.75% convertible notes due 2028 (the “Convertible Notes”). In connection with the Transactions, we assumed all of the obligations of Liberty Media under the indenture governing the Convertible Notes. The Convertible Notes accrue interest at a rate of 3.75% per annum and mature on March 15, 2028. As of March 31, 2026, the conversion rate for the Convertible Notes was 31.9200 shares (not in millions) of our common stock per $1,000 principal amount (not in millions) of Convertible Notes, equivalent to a conversion price of approximately $31.33 per share of our common stock (not in millions).
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
Sirius XM Radio LLC notes and loans:
The Credit Facility
On August 20, 2025, Sirius XM Radio LLC entered into an amendment to, among other things, increase the Credit Facility to $2,000 and extend its maturity to August 31, 2030. Sirius XM Radio LLC’s obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and by Sirius XM Inc. and are secured by a lien on substantially all of Sirius XM Radio LLC’s assets and the assets of its material domestic subsidiaries. Borrowings bear interest at the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate determined by Sirius XM Radio LLC’s debt to operating cash flow ratio, and we pay a variable commitment fee on unused commitments of 0.25% per

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
annum as of March 31, 2026. The amendment also adds a springing maturity feature which will automatically accelerate the maturity date of the Credit Facility to a date 91 days prior to the stated maturity of certain of Sirius XM Radio LLC’s long-term debt instruments, including Sirius XM Radio LLC’s 2026, 2027, 2028, 2029 and 2030 Senior Notes and the Delayed Draw Incremental Term Loan, if at such date Sirius XM Radio LLC does not have sufficient liquidity to repay the maturing obligations. Liquidity for this test is defined as the sum of (i) unrestricted cash and cash equivalents and (ii) available borrowing capacity under the Credit Facility.
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
As of March 31, 2026, $70 was outstanding under the Credit Facility and $386 was outstanding under the Delayed Draw Incremental Term Loan, of which $55 was recorded as current debt and the remainder was recorded in Long-term debt in our consolidated balance sheets.
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
Fair Value of Debt
The fair values, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Radio LLC’s debt securities, not reported at fair value, whose carrying value does not approximate fair value, are as follows:

	March 31, 2026	December 31, 2025
3.125% Senior Notes due 2026	$—	$989
5.00% Senior Notes due 2027	$1,245	$1,496
4.00% Senior Notes due 2028	$1,928	$1,948
5.50% Senior Notes due 2029	$1,241	$1,256
4.125% Senior Notes due 2030	$1,401	$1,425
3.875% Senior Notes due 2031	$1,358	$1,376
5.875% Senior Notes due 2032	$1,239	$—

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
(12)Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 900 shares of common stock. There were 336 and 335 shares of common stock issued and outstanding at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, there were 36 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Sirius XM Holdings equity activity
Quarterly Dividends
During the three months ended March 31, 2026 and 2025, our board of directors declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
2026 dividends
January 29, 2026	$0.27	February 11, 2026	$91	February 27, 2026

2025 dividends
January 22, 2025	$0.27	February 7, 2025	$91	February 25, 2025
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
As of March 31, 2026, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 8 shares for $164, of which 1 shares were repurchased during the three months ended March 31, 2026 for $21 and $1,003 remained available for additional repurchases under our existing stock repurchase program authorization.
The following table summarizes our total share repurchase activity for the three months ended:

	March 31, 2026		March 31, 2025
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases	1	$21	1	$25

(13)Benefit Plans

Included in the accompanying unaudited consolidated statements of operations are the following amounts of share-based

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
compensation expense:

	For the Three Months Ended March 31,
	2026	2025
Cost of services:
Programming and content	$13	$9
Customer service and billing	1	1
Transmission	2	2
Sales and marketing	11	14
Product and technology	10	10
General and administrative	17	14
	$54	$50
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
At the time of the Split-Off, outstanding stock options to purchase shares of SplitCo common stock were accelerated and became fully vested and exchanged into stock options to purchase shares of our common stock adjusted based on the exchange ratio identified in the Liberty Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “SplitCo Award Exchange Ratio”). The RSAs and RSUs with respect to shares of SplitCo common stock accelerated, became fully vested, and are treated as outstanding shares of our common stock and as such were exchanged into shares of our common stock based on the SplitCo Award Exchange Ratio. Following the Split-Off, a portion of the outstanding stock options to purchase shares of our common stock are to be settled in cash as the underlying shares were not registered, and therefore these awards were classified as liability awards and will be remeasured at each reporting date. As of March 31, 2026, we recognized a liability of less than $1 related to these awards which is recorded in Accounts payable and accrued expenses in our unaudited consolidated balance sheets.

Sirius XM Holdings Awards
2024 Long-Term Stock Incentive Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. 2024 Long-Term Stock Incentive Plan (the “2024 Plan”). Employees, consultants and non-employee members of Sirius XM Holdings’ board of directors are eligible to receive awards under the 2024 Plan. The 2024 Plan provides for the grant of stock options, stock appreciation rights (“SARs”), RSAs, RSUs and other stock-based awards that the compensation committee of our board of directors deems appropriate. Stock-based awards granted under the 2024 Plan are generally subject to a graded vesting requirement. Stock options generally expire ten years from the date of grant. RSUs include performance-based RSUs (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee’s continued employment. Each RSU entitles the holder to receive one share of common stock upon vesting. As of March 31, 2026, 16 shares of our common stock were available for future grants under the 2024 Plan.
Transitional Stock Adjustment Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). Current and former employees and consultants of Liberty Media and certain Qualifying Subsidiaries (as such term is defined in the Transitional Plan) or a member of the board of directors of Liberty Media or a Qualifying Subsidiary and in each case, who, as of September 9, 2024, (a) held an outstanding option of any series of Liberty Media’s Liberty SiriusXM common stock (a “Liberty Media SiriusXM Option Award”) pursuant to a Liberty Media Incentive Plan (as such term is defined in the Transitional Plan) and (b) received an option under the

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
Transitional Plan in accordance with the terms of the Reorganization Agreement were eligible to receive awards under the Transitional Plan. As of March 31, 2026, 3 shares of our common stock were reserved for issuance in connection with outstanding stock based awards in connection with the Transitional Plan.
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
There were no options granted during the three months ended March 31, 2026 and 2025.
The following table summarizes stock option activity under our share-based plans for the three months ended March 31, 2026:

	Options	WAEP	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	15	$50.10
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(1)	$47.83
Outstanding as of March 31, 2026	14	$50.28	3.36	$—
Exercisable as of March 31, 2026	13	$51.55	2.92	$—
The total intrinsic value of stock options exercised during the three months ended March 31, 2026 was less than $1.  During the three months ended March 31, 2026, the number of net settled shares issued as a result of stock option exercises was less than 1. There was less than 1 options exercised during the three months ended March 31, 2025.
The following table summarizes the RSU, including PRSU, activity under our share-based plans for the three months ended March 31, 2026:

	Shares	GDFV Per Share
Nonvested as of January 1, 2026	16	$30.74
Granted	10	$21.38
Vested	(3)	$29.84
Forfeited	(1)	$26.73
Nonvested as of March 31, 2026	22	$26.41
The total intrinsic value of RSUs, including PRSUs, vesting during the three months ended March 31, 2026 and 2025 was $70 and $24, respectively. During each of the three months ended March 31, 2026 and 2025, the number of net settled shares issued as a result of RSUs vesting totaled 2 and 1, respectively. During each of the three months ended March 31, 2026 and 2025, we granted less than 1 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during each of the three months ended March 31, 2026 and 2025, we granted less than 1 RSUs, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the three months ended March 31, 2026.
Total unrecognized compensation costs related to unvested share-based payment awards for our stock options and RSUs, including PRSUs, granted to employees, members of our board of directors and third parties at March 31, 2026 and December 31, 2025 was $503 and $355, respectively.  The total unrecognized compensation costs at March 31, 2026 are expected to be recognized over a weighted-average period of 2.9 years.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
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
We recognized expenses of $5 for each of the three months ended March 31, 2026 and 2025 in connection with the SiriusXM Plan.
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
Contributions to the DCP, net of withdrawals, for the three months ended March 31, 2026 and 2025, were $(5) and $(3), respectively. As of March 31, 2026 and December 31, 2025, the fair value of the investments held in the trust were $50 and $56, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of operations.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of operations.  We recorded losses on investments held in the trust of $2 during each of the three months ended March 31, 2026 and 2025.

(14)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of March 31, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total
Debt obligations	$45	$1,595	$2,575	$1,250	$1,570	$2,750	$9,785
Cash interest payments	246	450	363	272	200	168	1,699
Satellite and transmission	97	55	2	2	1	3	160
Programming and content	274	275	171	8	—	—	728
Sales and marketing	44	27	3	2	—	—	76
Satellite incentive payments	2	3	3	2	2	9	21
Operating lease obligations	41	51	42	37	12	27	210
Royalties, minimum guarantees and other	507	476	403	202	78	—	1,666
Total (1)	$1,256	$2,932	$3,562	$1,775	$1,863	$2,957	$14,345
(1)The table does not include our reserve for uncertain tax positions, which at March 31, 2026 totaled $86.
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
(UNAUDITED)
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of March 31, 2026, we had future fixed commitments related to music royalty and podcast agreements of $544, of which $247 will be paid in 2026 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasts, considers factors such as listening hours, downloads, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
We have entered into certain tax equity investments in which we expect to make future contributions. These future contributions are expected to be made over the remaining respective terms of the investments and totaled $604 as of March 31, 2026, of which $68 is expected to be paid in 2026 and the remainder thereafter.
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
(UNAUDITED)
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

In November 2024, the New York Court granted Sirius XM summary judgment on all but one of the NY AG's claims. The New York Court did find that Sirius XM's cancellation practices violated the “simple mechanism requirement” for subscription cancellations contained in ROSCA. As a result of the New York Court's findings, Sirius XM now permits New York residents who purchase a subscription online to also cancel that subscription online, a cancellation mechanism that we believe is at least as easy to use as the method the consumer used to initiate the subscription. The NY AG appealed the four counts with respect to the Petition for which the New York Court granted Sirius XM summary judgment. Sirius XM appealed the one count in the Petition, the violation of ROSCA, with respect to which the New York Court granted the State of New York summary judgment. On November 6, 2025, the Appellate Division affirmed the New York Court’s Order on all counts. On January 23, 2026, the NY AG sought leave to appeal the Appellate Division’s affirmance, which Sirius XM opposed. The NY AG has also moved the New York Court for an injunction and accounting with respect to the ROSCA claim, which the court granted on April 1, 2026.

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

Over half of the approximately 70,000 purported mass arbitration claims have been withdrawn by counsel or closed by the American Arbitration Association (the "AAA"). On January 13, 2026, Sirius XM entered into a settlement that when effectuated would resolve most of the remaining mass arbitration claims and the previously disclosed Carovillano, Burns,

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
Kirkpatrick, Balmores and Woods lawsuits. The settlement will not have a material adverse effect on Sirius XM’s business, financial condition, results operations or cash flows. The sole remaining related putative class action, Stutsman, et al. v. Sirius XM Radio LLC, is pending in the United States District Court for the Western District of Washington. Sirius XM believes it has substantial defenses to the claims asserted in Stutsman and intends to defend itself vigorously.

California Unruh Civil Rights Act Mass Arbitration. A series of mass pre-arbitration notices have been filed purportedly on behalf of approximately 41,000 claimants alleging that Pandora used age, sex and gender information from claimants to target advertising in violation of California’s Unruh Civil Rights Act, Cal. Civ. Code §§ 51–52. A petition was filed purportedly on behalf of approximately 26,000 petitioners for an Order Compelling Arbitration in Los Angeles Superior Court against Pandora on January 17, 2025, and an amended petition was filed on February 14, 2025. On June 18, 2025, the Court denied the petition in part with respect to 2,216 petitioners and granted the petition in part and entered an order compelling arbitration with respect to the remaining petitioners. Following that order, 23,821 of the petitioners filed demands for arbitration with the AAA on July 4, 2025, and the AAA opened a mass arbitration. On December 15, 2025 claimants’ counsel sought to add 2,562 claimants with identical claims to the AAA mass arbitration. On January 28, 2026, a Process Arbitrator in the mass arbitration issued an order dismissing all of the pending claims, and on February 10, 2026, the AAA closed this matter.

Do-Not-Call Litigation. In July 2025, following a mediation, Sirius XM entered into an agreement settling a putative class action lawsuit filed on November 29, 2022 in the United States District Court for the Central District of Illinois alleging that Sirius XM violated the “Do-Not-Call” provisions of the Telephone Consumer Protection Act, and several similar state statutes, by calling consumers whose residential numbers were on applicable national or state do-not-call registries and/or whose residential numbers were on Sirius XM’s internal do-not-call list. The settlement will resolve the claims of consumers for the period April 27, 2019 through October 31, 2025. As part of the settlement, during the three months ended March 31, 2026, Sirius XM paid $28 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid. The settlement was recorded to the General and administrative line in our unaudited consolidated statements of operations during the three months ended June 30, 2025. The settlement memorializes changes relating to Sirius XM’s “Do-Not-Call” practices. Settlement of this matter is subject to, among other things, final approval by the Court.

Mechanical Licensing Collective v. Pandora Media, LLC. On February 12, 2024, the Mechanical Licensing Collective (“MLC”) sued Pandora in the Middle District of Tennessee for alleged underpayment of royalties on Pandora’s free radio service. The MLC contends that various Pandora offerings along with certain other ancillary features convert Pandora’s entire free radio service into an interactive service that is subject to a higher statutory rate, which would require Pandora to have paid and continue to pay significantly higher royalties. The parties recently completed summary judgment briefing. If neither side prevails on summary judgment, the case is set for trial on June 30, 2026.

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
(UNAUDITED)
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
Income tax expense was $81 and $65 for the three months ended March 31, 2026 and 2025, respectively.
Our effective tax rate for the three months ended March 31, 2026 and 2025 was 24.8% and 24.2%, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 were primarily driven by federal and state income tax expense and tax losses related to share-based compensation, partially offset by certain tax credits. We estimate our effective tax rate expense for the year ending December 31, 2026 will be approximately 22%.
We recognized net tax benefits of $8 and $3 during the three months ended March 31, 2026 and 2025, respectively, related to our tax equity investments. These recognized net tax benefits were recorded to Income tax expense in our unaudited consolidated statement of comprehensive income. The net tax benefits included tax credits and other income tax benefits of $48 and $37 during the three months ended March 31, 2026 and 2025, respectively, which were partially offset by amortization expense of $40 and $34 for the three months ended March 31, 2026 and 2025, respectively.
As of each of March 31, 2026 and December 31, 2025, we had a valuation allowance related to deferred tax assets of $87 that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.

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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. There are planned intersegment advertising campaigns which will be eliminated. We had $1 of intersegment revenue during each of the three months ended March 31, 2026 and 2025, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
Segment revenue and gross profit were as follows during the periods presented:

	For the Three Months Ended March 31, 2026
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,483	$129	$1,612
Advertising revenue	35	372	407
Other revenue	72	—	72
Total revenue	1,590	501	2,091
Cost of services
Revenue share and royalties	$(377)	$(320)	$(697)
Programming and content (a)	(123)	(14)	(137)
Other (a)(b)	(124)	(28)	(152)
Total cost of services	(624)	(362)	(986)
Segment gross profit	$966	$139	$1,105

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended March 31, 2026
Segment Gross Profit	$1,105
Subscriber acquisition costs	(100)
Sales and marketing (a)	(176)
Product and technology (a)	(59)
General and administrative (a)	(105)
Depreciation and amortization	(151)
Share-based payment expense	(54)
Impairment, restructuring and acquisition costs	(6)
Total other (expense) income	(128)
Consolidated income before income taxes	$326
(a)     Share-based payment expense of $16 related to cost of services, $11 related to sales and marketing, $10 related to product and technology and $17 related to general and administrative has been excluded for the three months ended March 31, 2026.
(b)    SiriusXM other costs of services related to customer service and billing of $85, transmission costs of $37 and cost of equipment of $2. Pandora and Off-platform other costs of services related to customer service and billing of $20 and transmission costs of $8.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)

	For the Three Months Ended March 31, 2025
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,470	$132	$1,602
Advertising revenue	39	355	394
Other revenue	72	—	72
Total revenue	1,581	487	2,068
Cost of services
Revenue share and royalties	$(379)	$(308)	$(687)
Programming and content (c)	(129)	(15)	(144)
Other (c)(d)	(136)	(25)	(161)
Total cost of services	(644)	(348)	(992)
Segment gross profit	$937	$139	$1,076

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended March 31, 2025
Segment Gross Profit	$1,076
Subscriber acquisition costs	(100)
Sales and marketing (c)	(176)
Product and technology (c)	(63)
General and administrative (c)	(108)
Depreciation and amortization	(144)
Share-based payment expense	(50)
Impairment, restructuring and acquisition costs	(48)
Total other (expense) income	(118)
Consolidated income before income taxes	$269
(c)     Share-based payment expense of $12 related to cost of services, $14 related to sales and marketing, $10 related to product and technology and $14 related to general and administrative has been excluded for the three months ended March 31, 2025.
(d)    SiriusXM other costs of services related to customer service and billing of $93, transmission costs of $41 and cost of equipment of $2. Pandora and Off-platform other costs of services related to customer service and billing of $18 and transmission costs of $7.
The segment gross profit above is regularly provided to the chief operating decision maker to assess segment profitability as well as to identify opportunities and risks to profitability within the segments to determine resource allocations accordingly.
A measure of segment assets is not currently provided to the chief operating decision maker and has therefore not been provided.
As of March 31, 2026, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three months ended March 31, 2026.

(17)Subsequent Events
Capital Return Program
On April 23, 2026, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on May 27, 2026 to stockholders of record as of the close of business on May 11, 2026.

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
At the Merger Effective Time, SplitCo was renamed “Sirius XM Holdings Inc.” and succeeded to the attributes of Old Sirius as the registrant, including Old Sirius's Commission File Number and CIK number. Upon completion of the Transactions, Liberty Media ceased to own any shares of Sirius XM Holdings Inc.
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

The SiriusXM service is also available through an in-car user interface called “360L” that combines SiriusXM’s satellite and streaming services into a single, cohesive in-vehicle entertainment experience.SiriusXM holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”).
The primary source of revenue from the SiriusXM business is subscription fees, with most of its customers subscribing to monthly or annual plans.  Additional revenue streams include advertising on select music and non-music channels in certain packages, direct sales of radios and accessories, and other ancillary services.  As of March 31, 2026, the SiriusXM business had approximately 32.8 million subscribers in the U.S., while Sirius XM Canada had approximately 2.4 million subscribers. Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.
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
The majority of revenue from Pandora is generated from advertising on Pandora’s ad-supported radio service, which is sold under the SiriusXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers. As of March 31, 2026, Pandora had approximately 40.1 million monthly active users and 5.6 million subscribers.
Sirius XM Holdings also sells advertising on other audio platforms and in widely-distributed podcasts, which it considers to be off-platform services. Sirius XM Holdings has an arrangement with SoundCloud Holdings, LLC (“SoundCloud”) to be its exclusive ad sales representative in the U.S. and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. It also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., Sirius XM Holdings provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

Results of Operations - March 31, 2026 and 2025
Set forth below are our results of operations for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended March 31,		2026 vs 2025 Change
(in millions)	2026	2025	Amount	%
Revenue
SiriusXM:
Subscriber revenue	$1,483	$1,470	$13	1%
Advertising revenue	35	39	(4)	(10)%
Equipment revenue	41	41	—	—%
Other revenue	31	31	—	—%
Total SiriusXM revenue	1,590	1,581	9	1%
Pandora and Off-platform:
Subscriber revenue	129	132	(3)	(2)%
Advertising revenue	372	355	17	5%
Total Pandora and Off-platform revenue	501	487	14	3%
Total revenue	2,091	2,068	23	1%
Cost of services
SiriusXM:
Revenue share and royalties	377	379	(2)	(1)%
Programming and content	135	137	(2)	(1)%
Customer service and billing	86	94	(8)	(9)%
Transmission	39	42	(3)	(7)%
Cost of equipment	2	2	—	—%
Total SiriusXM cost of services	639	654	(15)	(2)%
Pandora and Off-platform:
Revenue share and royalties	320	308	12	4%
Programming and content	15	16	(1)	(6)%
Customer service and billing	20	18	2	11%
Transmission	8	8	—	—%
Total Pandora and Off-platform cost of services	363	350	13	4%
Total cost of services	1,002	1,004	(2)	—%
Subscriber acquisition costs	100	100	—	—%
Sales and marketing	187	190	(3)	(2)%
Product and technology	69	73	(4)	(5)%
General and administrative	122	122	—	—%
Depreciation and amortization	151	144	7	5%
Impairment, restructuring and other costs	6	48	(42)	(88)%
Total operating expenses	1,637	1,681	(44)	(3)%
Income from operations	454	387	67	17%
Other income (expense), net
Interest expense	(112)	(117)	5	4%
Other expense, net	(16)	(1)	(15)	nm
Total other expense	(128)	(118)	(10)	(8)%
Income before income taxes	326	269	57	21%
Income tax expense	(81)	(65)	(16)	(25)%
Net income	$245	$204	$41	20%
nm - not meaningful

SiriusXM Revenue
SiriusXM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended March 31, 2026 and 2025, subscriber revenue was $1,483 and $1,470, respectively, an increase of 1%, or $13. The increase was primarily attributed to rate increases on certain self-pay plans, partially offset by a decline in the average number of subscribers.
We expect SiriusXM subscriber revenues to remain relatively flat with higher average revenue per user (“ARPU”) offset by declines in the number of average subscribers.
SiriusXM Advertising Revenue includes the sale of advertising on SiriusXM’s non-music channels and select music channels within ad-supported plans.
For the three months ended March 31, 2026 and 2025, advertising revenue was $35 and $39, respectively, a decrease of 10%, or $4. The decrease was primarily due to lower advertising demand for news channels.
We expect our SiriusXM advertising revenue to remain relatively flat.
SiriusXM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For each of the three months ended March 31, 2026 and 2025, equipment revenue was $41. Higher manufacturing volume was offset by an unfavorable chipset mix.
We expect equipment revenue to decline due to higher costs associated with the transition to our next generation chipset.
SiriusXM Other Revenue includes service fee revenue from Sirius XM Canada, revenue from our connected vehicle services and ancillary revenues.
For each of the three months ended March 31, 2026 and 2025, other revenue was $31. Higher service fee revenue from Sirius XM Canada was offset by a one-time true-up of license fees in the first quarter of 2025.
We expect other revenue to remain relatively flat.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For the three months ended March 31, 2026 and 2025, Pandora and Off-platform subscriber revenue was $129 and $132, respectively, a decrease of 2%, or $3. The decrease was primarily driven by a decline in the subscriber base.
We anticipate Pandora and Off-platform subscriber revenues to decline modestly.
Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended March 31, 2026 and 2025, Pandora and Off-platform advertising revenue was $372 and $355, respectively, an increase of 5%, or $17. The increase was driven by revenue generated from podcasts and higher programmatic demand and technology fees; partially offset by reduced advertiser demand in streaming music.
We expect Pandora and Off-platform advertising revenue to moderately increase due to growth in off-platform monetization, including through podcasts, as well as higher technology fees.
Total Revenue
Total Revenue for the three months ended March 31, 2026 and 2025 was $2,091 and $2,068, respectively, an increase of 1%, or $23.

SiriusXM Cost of Services
SiriusXM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, transmission and equipment expenses.
SiriusXM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as revenue share agreements with automakers, content providers and advertisers.
For the three months ended March 31, 2026 and 2025, revenue share and royalties were $377 and $379, respectively, a decrease of 1%, or $2, and decreased as a percentage of total SiriusXM revenue. The decrease was driven by lower revenue share with automakers, partially offset by higher webcasting royalties.
We expect our SiriusXM revenue share and royalty costs to remain flat as a percentage of total SiriusXM revenue.
SiriusXM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended March 31, 2026 and 2025, programming and content expenses were $135 and $137, respectively, a decrease of 1%, or $2, and decreased as a percentage of total SiriusXM revenue. The decrease was driven by lower content costs, partially offset by higher personnel-related costs.
We expect our SiriusXM programming and content expenses to decline due to lower costs to obtain certain content.
SiriusXM Customer Service and Billing includes costs related to the operation and management of internal and third-party customer service centers, our subscriber management systems, billing and collection processes, bad debt expense, and transaction fees.
For the three months ended March 31, 2026 and 2025, customer service and billing expenses were $86 and $94, respectively, a decrease of 9%, or $8, and decreased as a percentage of total SiriusXM revenue. The decrease was driven by lower call center costs and bad debt expense.
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
For the three months ended March 31, 2026 and 2025, transmission expenses were $39 and $42, respectively, a decrease of 7%, or $3, and decreased as a percentage of total SiriusXM revenue. The decrease was driven primarily by lower hosting costs associated with our streaming platform.
We expect our SiriusXM transmission expenses to increase primarily from hosting cloud costs for broadcast and service delivery as well as increases in maintenance costs related to our repeater network.
SiriusXM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct-to-consumer distribution channels.
For each of the three months ended March 31, 2026 and 2025, cost of equipment was $2, and decreased as a percentage of total SiriusXM revenue. Lower sales volumes were offset by higher freight costs.
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

For the three months ended March 31, 2026 and 2025, revenue share and royalties were $320 and $308, respectively, an increase of 4%, or $12, and increased as a percentage of total Pandora and Off-platform revenue. The increase was driven by podcast revenue share as well as a higher sound recording and publisher royalties.
We expect our Pandora and Off-platform revenue share and royalties to increase with the growth in our podcast revenue.
Pandora and Off-platform Programming and Content includes costs to produce owned and operated podcasts, live listener events and promote content.
For the three months ended March 31, 2026 and 2025, programming and content expenses were $15 and $16, respectively, a decrease of 6%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease was primarily attributable to lower live event and podcast programming costs.
We expect our Pandora and Off-platform programming and content costs to decline slightly.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the three months ended March 31, 2026 and 2025, customer service and billing expenses were $20 and $18, respectively, an increase of 11%, or $2, and increased as a percentage of total Pandora and Off-platform revenue. The increase was primarily driven by higher bad debt expense, partially offset by lower transaction fees.
We expect our Pandora and Off-platform customer service and billing costs to remain relatively flat.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For each of the three months ended March 31, 2026 and 2025, Pandora and Off-Platform transmission expenses were $8, and decreased as a percentage of total Pandora and Off-platform revenue.
We expect our Pandora and Off-platform transmission costs to remain relatively flat.
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
For each of the three months ended March 31, 2026 and 2025, subscriber acquisition costs were $100, and decreased as a percentage of total revenue. The decrease was primarily driven by lower equipment installations.
We expect subscriber acquisition costs to remain relatively flat.
Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; and personnel related costs including salaries, commissions, and sales support. Marketing costs include expenses related to direct mail, outbound telemarketing, email communications, social media, television and performance media and third party promotional offers.
For the three months ended March 31, 2026 and 2025, sales and marketing expenses were $187 and $190, respectively, a decrease of 2%, or $3, and decreased as a percentage of total revenue. The decrease was primarily due to personnel-related costs.
We expect sales and marketing expenses to increase due to an increased investment in our brand and content promotion spend to drive long term acquisition and retention benefits along with other marketing cost.
Product and Technology consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate SiriusXM radios into new vehicles manufactured by automakers.

For the three months ended March 31, 2026 and 2025, product and technology expenses were $69 and $73, respectively, a decrease of 5%, or $4, and decreased as a percentage of total revenue. The decrease was primarily driven by lower personnel-related costs.
We anticipate product and technology expenses will remain relatively flat as we optimize our technology spend.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technology departments.
For each of the three months ended March 31, 2026 and 2025, general and administrative expenses were $122, and decreased as a percentage of total revenue. Lower personnel-related costs were offset by certain state tax litigation recoveries recorded in 2025.
We expect our general and administrative expenses, excluding the impact of any past or future litigation insurance recoveries and settlement reserves, to decline due to continued efficiencies.
Depreciation and Amortization reflects the allocation of the costs of assets used in operations such as our satellite constellations, property, equipment and intangible assets over their estimated service lives.
For the three months ended March 31, 2026 and 2025, depreciation and amortization expense was $151 and $144, respectively. The increase was primarily associated with additional assets placed in service as well as a change in the estimated useful life of our Sirius FM-6 satellite. The change in the useful life of the Sirius FM-6 satellite is expected to add $60 of incremental depreciation expense for the fiscal year 2026 and will be fully depreciated by December 2026.
Impairment, Restructuring and Other Costs represents impairment charges associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with contract terminations, the abandonment of certain leased office spaces as well as employee severance charges and other charges associated with organizational changes in connection with the Transactions.
For the three months ended March 31, 2026 and 2025, impairment, restructuring and other costs were $6 and $48, respectively. During the three months ended March 31, 2026, we recorded charges of $4 associated with restructuring charges and $2 associated with severance and other employee costs. During the three months ended March 31, 2025, we recorded impairment charges of $20 associated with severance and other employee costs, $15 associated with restructuring costs, and a charge of $13 related to the write-off of certain assets.
Other (Expense) Income
Interest Expense represents the cost of interest on outstanding debt.
For the three months ended March 31, 2026 and 2025, interest expense was $112 and $117, respectively. The decrease was primarily driven by a lower average outstanding debt balance.
Other Income, Net primarily includes realized and unrealized gains and losses from our debt measured at fair value, bond hedges, our Deferred Compensation Plan and other investments, intergroup interests, interest and dividend income, our share of the income or loss from equity investments and transaction costs related to non-operating investments.
For the three months ended March 31, 2026 and 2025, other expense, net was $16 and $1, respectively. During each of the three months ended March 31, 2026 and 2025, we recorded unrealized losses on debt measured at fair value and trading losses associated with the investments held for our Deferred Compensation Plan, partially offset by earnings on unconsolidated entity investments.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses and foreign withholding taxes.
For the three months ended March 31, 2026 and 2025, income tax expense was $81 and $65, respectively. Our effective tax rate for the three months ended March 31, 2026 and 2025 was 24.8% and 24.2%, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 were primarily driven by federal and state income tax expense and tax losses related to share-based compensation, partially offset by certain tax credits.

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

Set forth below are our subscriber balances as of March 31, 2026 compared to March 31, 2025.

	As of March 31,		2026 vs 2025 Change
(subscribers in thousands)	2026	2025	Amount	%
SiriusXM
Self-pay subscribers	31,234	31,343	(109)	—%
Paid promotional subscribers	1,545	1,521	24	2%
Ending subscribers	32,779	32,864	(85)	—%
Sirius XM Canada subscribers	2,428	2,487	(59)	(2)%

Pandora and Off-platform
Monthly active users - all services	40,068	42,357	(2,289)	(5)%
Self-pay subscribers	5,597	5,705	(108)	(2)%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,		2026 vs 2025 Change
(subscribers in thousands)	2026	2025	Amount	%
SiriusXM
Self-pay subscribers	(111)	(303)	192	63%
Paid promotional subscribers	(37)	(59)	22	37%
Net additions	(148)	(362)	214	59%
Weighted average number of subscribers	32,799	32,921	(122)	—%
Average self-pay monthly churn	1.5%	1.6%	(0.1)%	(6)%
ARPU (1)	$14.99	$14.86	$0.13	1%
SAC, per installation	$18.80	$18.86	$(0.06)	—%
Pandora and Off-platform
Weighted average number of subscribers	5,605	5,727	(122)	(2)%
Ad supported listener hours (in billions)	2.22	2.35	(0.13)	(6)%
Advertising revenue per thousand listener hours (RPM)	$84.11	$87.23	$(3.12)	(4)%
Total Company
Adjusted EBITDA	$666	$629	$37	6%
Free cash flow	$171	$56	$115	205%
(1)    ARPU for SiriusXM excludes subscriber revenue from our connected vehicle services of $42 and $41 for the three months ended March 31, 2026 and 2025, respectively.

SiriusXM
Subscribers. At March 31, 2026, SiriusXM had 32,779 subscribers, a decrease of 85, from the 32,864 subscribers as of March 31, 2025. Our subscriber base declined primarily due to lower self-pay subscribers attributable to lower vehicle conversion rates, partially offset by reductions in vehicle-related and non-pay churn as well as growth in new initiatives.
For the three months ended March 31, 2026 and 2025, net subscriber additions were (148) and (362), respectively, an improvement of 214. Self-pay net additions improved primarily due to growth in our value-add initiative such as the offer of companion subscriptions to subscribers, implementation of continuous service practices and automotive dealer extended-duration plans; partially offset by lower conversion rates. Paid promotional net additions also improved compared to the prior year periods driven by the timing of certain automakers transitioning from paid promotional subscriptions to unpaid or to shorter term promotional plans.
Sirius XM Canada Subscribers. At March 31, 2026, Sirius XM Canada had approximately 2,428 subscribers, a decrease of 59, or 2%, from the approximately 2,487 Sirius XM Canada subscribers as of March 31, 2025.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For the three months ended March 31, 2026 and 2025, our average self-pay monthly churn rate was 1.5% and 1.6%, respectively. The decrease was driven by lower vehicle-related and non-pay churn, partially offset by higher voluntary churn.
ARPU is derived from total earned SiriusXM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended March 31, 2026 and 2025, ARPU was $14.99 and $14.86, respectively. The increase was driven by rate increases on certain self-pay plans.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended March 31, 2026 and 2025, SAC, per installation, was $18.80 and $18.86, respectively. The decrease was driven by a higher mix of chipset production compared to installations, partially offset by the transition to higher cost chipsets as well as contractual changes with certain automakers.
Pandora and Off-platform
Monthly Active Users. At March 31, 2026, Pandora had approximately 40,068 monthly active users, a decrease of 2,289 monthly active users, or 5%, from the 42,357 monthly active users as of March 31, 2025. The decrease in monthly active users was driven by churn and a decline in the number of new users.
Subscribers. At March 31, 2026, Pandora had approximately 5,597 subscribers, a decrease of 108, or 2%, from the approximately 5,705 subscribers as of March 31, 2025.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended March 31, 2026 and 2025, ad supported listener hours were 2,221 and 2,352, respectively, a decrease of 6%, or 131. The decrease was primarily driven by the decline in monthly active users.
RPM is a key indicator of our ability to monetize advertising inventory created by listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended March 31, 2026 and 2025, RPM was $84.11 and $87.23, respectively. The decrease was driven by lower inventory volumes correlated with a decline in listener hours and increased competition for digital advertising spend resulting in lower demand for streaming music.

Total Company
Adjusted EBITDA. EBITDA is defined as net income (loss) before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other expense (income), loss on extinguishment of debt, impairment, restructuring and other costs, other non-cash charges such as share-based payment expense, and legal settlements and reserves (if applicable). (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended March 31, 2026 and 2025, adjusted EBITDA was $666 and $629, respectively, an increase of 6%, or $37. The increase was driven by higher subscriber and advertising revenue as well as lower cost of services, product and technology and general and administrative expenses driven by disciplined cost management and operational efficiency.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended March 31, 2026 and 2025, free cash flow was $171 and $56, respectively, an increase of 205%, or $115. The increase was driven by higher adjusted EBITDA and lower capital expenditures.
Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the three months ended March 31, 2026 compared with the three months ended March 31, 2025.

	For the Three Months Ended March 31,
(in millions)	2026	2025	2026 vs 2025
Net cash provided by operating activities	$271	$242	$29
Net cash used in investing activities	(173)	(235)	62
Net cash used in financing activities	(117)	(42)	(75)
Net decrease in cash, cash equivalents and restricted cash	(19)	(35)	16
Cash, cash equivalents and restricted cash at beginning of period	102	170	(68)
Cash, cash equivalents and restricted cash at end of period	$83	$135	$(52)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $29 to $271 for the three months ended March 31, 2026 from $242 for the three months ended March 31, 2025.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the three months ended March 31, 2026 were primarily due to spending for capitalized software and hardware, the construction of satellites, acquisitions of tax-effective investments for total cash consideration of $53 and a cost method investment for total cash consideration of $20. Cash flows used in investing activities in the three months ended March 31, 2025 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective investments for total cash consideration of $49. We spent $74 and $105 on capitalized software and hardware as well as $29 and $69 to construct satellites during the three months ended March 31, 2026 and 2025, respectively.
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

Cash flows used in financing activities in the three months ended March 31, 2026 were primarily due to the repayment of $1,733 of debt, the payment of cash dividends of $91, the purchase and retirement of shares of our common stock under our repurchase program of $22 and the payment of $26 for taxes in lieu of shares issued for share-based compensation, partially offset by proceeds from debt borrowings of $1,755. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to the Delayed Draw Incremental Term Loan and the Credit Facility (as defined in Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Cash flows used in financing activities in the three months ended March 31, 2025 were primarily due to the repayment of $612 of debt, the payment of cash dividends of $91, the purchase and retirement of shares of our common stock under our repurchase program of $25 and the payment of $10 for taxes in lieu of shares issued for share-based compensation, partially offset by proceeds from debt borrowings of $696. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to the Convertible Notes (as defined in Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and the Credit Facility.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under the Credit Facility, including the Delayed Draw Incremental Term Loan.  As of March 31, 2026, $1,930 was available for future borrowing under the Credit Facility and no amount was available under the Delayed Draw Incremental Term Loan. We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short and long-term funding needs, including upcoming maturities of debt, amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases and dividend payments and to pursue strategic opportunities.
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
Stock Repurchase Program
Following the closing of the Transactions, on September 9, 2024, our board of directors authorized for repurchase an aggregate of $1,166 of our common stock. The board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions. As of March 31, 2026, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 7,550 thousand shares for $164, and $1,003 remained available for additional repurchases under our existing stock repurchase program authorization.
Dividend
On April 23, 2026, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on May 27, 2026 to stockholders of record as of the close of business on May 11, 2026.

Debt Covenants
The indentures governing SiriusXM's senior notes and the credit agreement governing the Credit Facility and the Delayed Draw Incremental Term Loan include restrictive covenants.  The indentures governing the senior notes also contain covenants that, among other things, limit Sirius XM’s ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate or transfer, lease, assign or otherwise dispose of all or substantially all of Sirius XM Radio LLC’s assets.  As of March 31, 2026, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Critical Accounting Policies and Estimates
For a discussion of our “Critical Accounting Policies and Estimates”, refer to “Management's Discussion and Analysis of
Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
There have been no material changes to our critical accounting policies and estimates since December 31, 2025.
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

	For the Three Months Ended March 31,
	2026	2025
Net income:	$245	$204
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	1	—
Impairment, restructuring and other costs	6	48
Share-based payment expense (1)	54	50
Depreciation and amortization	151	144
Interest expense	112	117
Other expense, net	16	1
Income tax expense	81	65
Adjusted EBITDA	$666	$629
(1)Allocation of share-based payment expense:

	For the Three Months Ended March 31,
	2026	2025
Programming and content	$13	$9
Customer service and billing	1	1
Transmission	2	2
Sales and marketing	11	14
Product and technology	10	10
General and administrative	17	14
Total share-based payment expense	$54	$50

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

	For the Three Months Ended March 31,
	2026	2025
Cash Flow Information
Net cash provided by operating activities	$271	$242
Net cash used in investing activities	(173)	(235)
Net cash used in financing activities	(117)	(42)
Free Cash Flow
Net cash provided by operating activities	271	242
Additions to property and equipment	(105)	(189)
Sales of other investments	5	3
Free Cash Flow	$171	$56
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended March 31,
	2026	2025
Subscriber acquisition costs, excluding connected vehicle services	$100	$100
Less: margin from sales of radios and accessories, excluding connected vehicle services	(39)	(39)
	$61	$61
Installations (in thousands)	3,230	3,255
SAC, per installation (a)	$18.80	$18.86
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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long- and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of March 31, 2026, we had $456 million principal amount of variable rate debt with a weighted average interest rate of 5.7% and $9,325 million principal amount of fixed rate debt with a weighted average interest rate of 4.6%.
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

As of March 31, 2026, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 14 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Part I, “Item 1A. Risk
Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025 which was filed with the Securities and
Exchange Commission on February 5, 2026.

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
As of March 31, 2026, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 7,550 thousand shares for $164 million, and $1.003 billion remained available for additional repurchases under our existing stock repurchase program authorization.
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2026 - January 31, 2026	816,201	$20.70	816,201	$1,006,677,155
February 1, 2026 - February 28, 2026	195,280	$21.00	195,280	$1,002,577,164
March 1, 2026 - March 31, 2026	—	$—	—	$1,002,577,164
Total	1,011,481	$20.75	1,011,481
(a)These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

4.1
Indenture, dated as of March 4, 2026, among Sirius XM Radio LLC, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.875% Senior Notes due 2032, including the form of 5.875% Senior Notes due 2032. (incorporated by reference to Exhibit 4.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on March 5, 2026 (File No. 001-34295)).

10.1
Employment Agreement, dated as of January 28, 2026, between Sirius XM Radio LLC and Eve Konstan (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on 8-K filed on January 29, 2026 (File No. 001-34295)).

10.2	Transition Letter to Employment Agreement dated February 17, 2026 between Sirius XM Radio LLC and Richard N. Baer.*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification**

101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Definition Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 ____________________

*	Filed herewith
**	Furnished herewith
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

SIRIUS XM HOLDINGS INC.

Dated:	April 30, 2026	By:	/s/ ZAC COUGHLIN
Zac Coughlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)