Form 10-Q
period 2026-06-30
SIRIUS XM HOLDINGS INC.
filed 2026-07-30
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

(Class)	(Outstanding as of July 28, 2026)
Common stock, $0.001 par value	337,066,891	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue:
Subscriber revenue	$1,638	$1,629	$3,250	$3,231
Advertising revenue	454	432	861	826
Equipment revenue	36	46	77	87
Other revenue	32	31	63	62
Total revenue	2,160	2,138	4,251	4,206
Operating expenses:
Cost of services:
Revenue share and royalties	722	722	1,419	1,409
Programming and content	146	151	296	304
Customer service and billing	110	111	216	223
Transmission	49	45	96	95
Cost of equipment	1	2	3	4
Subscriber acquisition costs	109	107	209	207
Sales and marketing	188	185	375	375
Product and technology	56	56	125	129
General and administrative	136	166	258	288
Depreciation and amortization	165	121	316	265
Impairment, restructuring and other costs	6	107	12	155
Total operating expenses	1,688	1,773	3,325	3,454
Income from operations	472	365	926	752
Other income (expense), net
Interest expense	(112)	(116)	(224)	(233)
Other (expense) income, net	(48)	15	(64)	14
Total other expense	(160)	(101)	(288)	(219)
Income before income taxes	312	264	638	533
Income tax expense	(73)	(59)	(154)	(124)
Net income	239	205	484	409
Net income per common share:
Basic	$0.71	$0.61	$1.44	$1.21
Diluted	$0.70	$0.57	$1.42	$1.16
Weighted average common shares outstanding:
Basic	337	338	337	338
Diluted	342	357	340	357

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$239	$205	$484	$409
Credit risk on fair value debt instrument losses, net of tax	(7)	(8)	(5)	(7)
Foreign currency translation adjustment, net of tax	(1)	4	(3)	5
Total comprehensive income	$231	$201	$476	$407

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$174	$94
Receivables, net	712	761
Related party current assets	25	25
Prepaid expenses and other current assets	248	218
Total current assets	1,159	1,098
Property and equipment, net	2,286	2,260
FCC licenses	8,610	8,610
Other intangible assets, net	1,393	1,455
Goodwill	12,390	12,390
Equity method investments	873	941
Other long-term assets	474	483
Total assets	$27,185	$27,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,218	$1,290
Accrued interest	179	171
Current portion of deferred revenue	965	976
Current maturities of debt	2	1,058
Other current liabilities	46	47
Related party current liabilities	122	111
Total current liabilities	2,532	3,653
Long-term deferred revenue	93	92
Long-term debt, including $656 and $579 measured at fair value at June 30, 2026 and December 31, 2025, respectively (Note 11)	9,453	8,648
Deferred tax liabilities	2,274	2,238
Other long-term liabilities	925	1,043
Total liabilities	15,277	15,674
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, par value $0.001 per share; 900 shares authorized; 337 and 335 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Accumulated other comprehensive loss, net of tax	(58)	(50)
Additional paid-in capital	51	—
Treasury stock, at cost; 17 thousand and 45 thousand shares of common stock at June 30, 2026 and December 31, 2025, respectively	(1)	(1)
Retained earnings	11,916	11,614
Total stockholders’ equity	11,908	11,563
Total liabilities and stockholders’ equity	$27,185	$27,237

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Three Months Ended June 30, 2026
	Common Stock					Treasury Stock
	Shares	Amount	Retained earnings	Accumulated other comprehensive loss	Additional Paid-in Capital	Shares	Amount	Total equity
(in millions)
Balance at March 31, 2026	336	$—	$11,768	$(50)	$13	$—	$—	$11,731
Net income	—	—	239	—	—	—	—	239
Other comprehensive loss	—	—	—	(8)	—	—	—	(8)
Share-based compensation	—	—	—	—	56	—	—	56
Exercise of options and RSU vestings in period	1	—	—	—	—	—	—	—
Withholding taxes on net share settlements of share-based compensation	—	—	—	—	(13)	—	—	(13)
Dividends paid	—	—	(91)	—	—	—	—	(91)
Shares repurchased	—	—	—	—	—	—	(6)	(6)
Shares retired	—	—	—	—	(5)	—	5	—
Balance at June 30, 2026	337	$—	$11,916	$(58)	$51	$—	$(1)	$11,908
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Three Months Ended June 30, 2025
	Common Stock					Treasury Stock
	Shares	Amount	Retained earnings	Accumulated other comprehensive loss	Additional Paid-in Capital	Shares	Amount	Total equity
(in millions)
Balance at March 31, 2025	339	$—	$11,257	$(44)	$—	$—	$(1)	$11,212
Net income	—	—	205	—	—	—	—	205
Other comprehensive loss	—	—	—	(4)	—	—	—	(4)
Share-based compensation	—	—	—	—	58	—	—	58
Withholding taxes on net share settlements of share-based compensation	—	—	—	—	(5)	—	—	(5)
Dividends paid	—	—	(84)	—	(8)	—	—	(92)
Shares repurchased	—	—	—	—	—	2	(45)	(45)
Shares retired	(2)	—	—	—	(45)	(2)	45	—
Balance at June 30, 2025	337	$—	$11,378	$(48)	$—	—	$(1)	$11,329
See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Six Months Ended June 30, 2026
	Common Stock					Treasury Stock
	Shares	Amount	Retained earnings	Accumulated other comprehensive loss	Additional Paid-in Capital	Shares	Amount	Total equity
(in millions)
Balance at December 31, 2025	335	$—	$11,614	$(50)	$—	—	$(1)	$11,563
Net income	—	—	484	—	—	—	—	484
Other comprehensive loss	—	—	—	(8)	—	—	—	(8)
Share-based compensation	—	—	—	—	117	—	—	117
Exercise of options and RSU vestings in period	3	—	—	—	—	—	—	—
Withholding taxes on net share settlements of share-based compensation	—	—	—	—	(39)	—	—	(39)
Dividends paid	—	—	(182)	—	—	—	—	(182)
Shares repurchased	—	—	—	—	—	1	(27)	(27)
Shares retired	(1)	—	—	—	(27)	(1)	27	—
Balance at June 30, 2026	337	$—	$11,916	$(58)	$51	—	$(1)	$11,908
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$484	$409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316	265
Non-cash impairment and restructuring costs	—	109
Non-cash interest expense, net of amortization of premium	9	9
Realized and unrealized gains on financial instruments, net	74	(4)
Share of losses of equity method investments, net	72	59
Share-based payment expense	102	97
Deferred income tax expense (benefit)	35	(34)
Amortization of right-of-use assets	20	21
Other charges, net	21	19
Changes in operating assets and liabilities:
Receivables and other assets	11	(5)
Deferred revenue	(9)	(12)
Payables and other liabilities	(142)	(145)
Net cash provided by operating activities	993	788
Cash flows from investing activities:
Additions to property and equipment	(235)	(334)
Other investing activities, net	(90)	(63)
Net cash used in investing activities	(325)	(397)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(39)	(16)
Revolving credit facility borrowings	757	797
Revolving credit facility repayments	(677)	(797)
Proceeds from long-term borrowings, net of costs	1,232	—
Repayments of long-term borrowings	(1,651)	(192)
Common stock repurchased and retired	(28)	(70)
Dividends paid	(182)	(183)
Net cash used in financing activities	(588)	(461)
Net decrease in cash, cash equivalents and restricted cash	80	(70)
Cash, cash equivalents and restricted cash at beginning of period (1)	102	170
Cash, cash equivalents and restricted cash at end of period (1)	$182	$100

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2026	2025
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$204	$225
Income taxes paid	$36	$115
Non-cash investing and financing activities:
Tax equity investments	$10	$13

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

	As of June 30,
(in millions)	2026	2025
Cash and cash equivalents	$174	$92
Restricted cash included in Other long-term assets	8	8
Total cash, cash equivalents and restricted cash at end of period	$182	$100

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)

(1)Business & Basis of Presentation
General
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2026 and for the three months ended June 30, 2026 and 2025 have been made. Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 5, 2026.
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
Liberty Media Transactions
On September 9, 2024 at 4:05 p.m., New York City time, Liberty Media Corporation (“Liberty Media”) completed its previously announced split-off (the “Split-Off”) of its former wholly owned subsidiary, Liberty Sirius XM Holdings Inc. (“SplitCo”).
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
Business
We operate two complementary audio entertainment businesses - our “SiriusXM” business and our “Pandora and Off-platform” business.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
Recent Accounting Pronouncements
Accounting Standard Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We do not expect this ASU to have a material impact on our consolidated financial statements. We are currently evaluating the effect of adopting this new accounting guidance on our expense-related disclosures.
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

(2)Net Income per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and six months ended June 30, 2026 and 2025.
Common stock equivalents of 14 and 33 for the three months ended June 30, 2026 and 2025, respectively, and 18 and 32 for the six months ended June 30, 2026 and 2025, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive. Additionally, for each of the three and six months ended June 30, 2026, common stock equivalents of 19 from the assumed conversion of our Convertible Notes due 2028 (as defined in Note 11) were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income available to common stockholders for basic net income per common share	$239	$205	$484	$409
Effect of assumed conversions of convertible notes, net of tax	—	(3)	—	4
Net income available to common stockholders for dilutive net income per common share	$239	$202	$484	$413
Denominator:
Weighted average common shares outstanding for basic net income per common share	337	338	337	338
Weighted average impact of assumed convertible notes	—	18	—	18
Weighted average impact of dilutive equity instruments	5	1	3	1
Weighted average shares for diluted net income per common share	342	357	340	357
Net income per common share:
Basic	$0.71	$0.61	$1.44	$1.21
Diluted	$0.70	$0.57	$1.42	$1.16

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)

(3)Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of June 30, 2026 and December 31, 2025, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. Due to the variable rate nature of the Credit Facility (including the Delayed Draw Incremental Term Loan), each as defined in Note 11, we believe that the carrying amount approximated fair value at June 30, 2026 and December 31, 2025. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:
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
Our assets and liabilities measured at fair value were as follows:

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—
Financial instruments(a)	$53	$—	$—	$53	$56	$—	$—	$56
Debt (b)	$—	$656	$—	$656	$—	$579	$—	$579
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Debt measured at fair value (a)	(53)	7	(74)	4
Total	$(53)	$7	$(74)	$4
(a)We elected to account for the Convertible Notes using the fair value option. The Convertible Notes are the obligations of Sirius XM Holdings. SiriusXM is not an obligor or guarantor of the Convertible Notes. Changes in the fair value of the Convertible Notes recognized in the unaudited consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is convertible. We isolate the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognize such amount in other comprehensive earnings (loss). The change in the fair value of the Convertible Notes attributable to changes in the instrument specific credit risk was a loss of $7 and $8 for the three months ended June 30, 2026 and 2025, respectively, and a loss of $5 and $7 for the six months ended June 30, 2026 and 2025, respectively. The cumulative change in fair value since issuance was a loss of $23 as of June 30, 2026, net of the recognition of previously unrecognized gains and losses.

(4)Impairment, Restructuring and Other Costs
During the three and six months ended June 30, 2026, impairment, restructuring and other costs were $6 and $12, respectively. During the three months ended June 30, 2026, we recorded $5 associated with restructuring charges and $1 associated with severance and other employee costs. During the six months ended June 30, 2026, we recorded $9 associated

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
with restructuring charges and $3 associated with severance and other employee costs. These charges were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations.
During the three and six months ended June 30, 2025, impairment, restructuring and other costs were $107 and $155, respectively. During the three months ended June 30, 2025, we recorded a charge of $97 associated with impairments related to terminated software projects, other restructuring related costs of $6 and severance and other employee costs of $4. During the six months ended June 30, 2025, we recorded a charge of $109 associated with impairments related to terminated software projects, other restructuring related costs of $22 and severance and other employee costs of $24. These charges were recorded to Impairment, restructuring and other costs in our unaudited consolidated statements of operations.

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
Receivables, net, consists of the following:

	June 30, 2026	December 31, 2025
Gross customer accounts receivable	$638	$679
Allowance for doubtful accounts	(11)	(8)
Customer accounts receivable, net	$627	$671
Receivables from distributors	60	46
Other receivables	25	44
Total receivables, net	$712	$761

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
As of June 30, 2026, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, the cumulative balance of goodwill impairments recorded was $3,775, of which $2,819 was recognized during the year ended December 31, 2024 and is included in the carrying amount of the goodwill allocated to our SiriusXM reporting unit and $956 of which was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of each of June 30, 2026 and December 31, 2025, the carrying amount of goodwill for our SiriusXM and Pandora and Off-platform reporting units was $11,431 and $959, respectively.

(7)Intangible Assets
Our intangible assets include the following:

		June 30, 2026			December 31, 2025
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Recorded to SiriusXM Reporting Unit:
Indefinite life intangible assets:
FCC licenses	Indefinite	$8,610	$—	$8,610	$8,610	$—	$8,610
Trademarks	Indefinite	930	—	930	930	—	930
Definite life intangible assets:
Customer relationships	15 years	570	(513)	57	570	(494)	76
OEM relationships	15 years	220	(186)	34	220	(178)	42
Licensing agreements	15 years	285	(267)	18	285	(260)	25
Software and technology	7 years	29	(27)	2	29	(26)	3
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(409)	33	442	(383)	59
Software and technology	5 years	391	(384)	7	391	(383)	8
Total intangible assets		$11,789	$(1,786)	$10,003	$11,789	$(1,724)	$10,065

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
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of June 30, 2026, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three and six months ended June 30, 2026 and 2025.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $31 for each of the three months ended June 30, 2026 and 2025, and $62 for each of the six months ended June 30, 2026 and 2025. There were no retirements or impairments of definite lived intangible assets during the six months ended June 30, 2026 and 2025.
The expected amortization expense for each of the fiscal years 2026 through 2030 and for periods thereafter is as follows:

Years ending December 31,	Amount
2026 (remaining)	$62
2027	75
2028	15
2029	—
2030	—
Thereafter	—
Total definite life intangible assets, net	$152

(8)Property and Equipment
Property and equipment, net, consists of the following:

	June 30, 2026	December 31, 2025
Satellite system	$1,931	$1,931
Capitalized software and hardware	2,858	2,854
Construction in progress	835	565
Other	723	725
Total property and equipment	6,347	6,075
Accumulated depreciation	(4,061)	(3,815)
Property and equipment, net	$2,286	$2,260

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
Construction in progress consists of the following:

	June 30, 2026	December 31, 2025
Satellite system	$474	$413
Capitalized software and hardware	268	74
Other	93	78
Construction in progress	$835	$565
Depreciation and amortization expense on property and equipment was $134 and $90 for the three months ended June 30, 2026 and 2025, respectively, and $254 and $203 for the six months ended June 30, 2026 and 2025, respectively. During March 2026, in connection with our decision to accelerate the retirement of our Sirius FM-6 satellite and the FCC grant of special temporary authority to support relocation and decommissioning-related activities for FM-6, we revised the remaining useful life of Sirius FM-6 from November 2028 to December 2026. This change was accounted for prospectively as a change in accounting estimate and resulted in an increase to depreciation expense of $19 and $22 for the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2026, we retired property and equipment of $8. No property and equipment was retired during the three and six months ended June 30, 2025.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $5 and $6 for the three months ended June 30, 2026 and 2025, respectively, and $10 and $13 for the six months ended June 30, 2026 and 2025, respectively, which related to the construction of our SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $12 and $11 for the three months ended June 30, 2026 and 2025, respectively, and $22 and $20 for the six months ended June 30, 2026 and 2025, respectively.
Satellites
As of June 30, 2026, we operated a fleet of six satellites, two of which are in-orbit spare satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of June 30, 2026:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2030
SIRIUS FM-6	2013	2026(1)	2030
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
SXM-9	2025	2040	2033
SXM-10	2025	2040	2033
(1)The useful life of Sirius FM-6 was changed from November 2028 to December 2026 and was accounted for as a change in accounting estimate.
On June 28, 2026, our SXM-11 satellite was successfully launched into orbit, and in-orbit testing is expected to be completed in the third quarter of 2026. The SXM-11 satellite is expected to replace our XM-5 satellite. Our SXM-12 satellite, which is currently under construction, is expected to replace our Sirius FM-5 satellite.

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
The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$13	$13	$27	$27
Finance lease cost	1	1	3	3
Sublease income	(1)	(1)	(2)	(2)
Total lease cost	$13	$13	$28	$28

(10)Related Party Transactions
In the normal course of business, we enter into transactions with our equity method investments (tax equity investments, Sirius XM Canada and SoundCloud) which are considered related party transactions.
Tax Equity Investments
We made tax-efficient investments of $23 and $19 during the three months ended June 30, 2026 and 2025, respectively, and $76 and $68 during the six months ended June 30, 2026 and 2025, respectively, in clean energy technology projects. Effective January 1, 2024, we adopted ASU 2023-02 using the modified retrospective approach and now account for these investments under the proportional amortization method. As of June 30, 2026, the unamortized investment balance of these investments totaled $702 and was reported within Equity method investments in our unaudited consolidated balance sheets. Under the proportional amortization method, the investment balance is amortized over the term of the investments in proportion to the current period income tax benefits relative to the total expected income tax benefits. Additionally, we recorded liabilities of $581 related to future contractual and contingent payments which we determined to be probable. Of this amount, $122 is presented in Related party current liabilities with the remaining balance included in Other long-term liabilities in our unaudited consolidated balance sheets.

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
Our Equity method investments as of June 30, 2026 and December 31, 2025 included the carrying value of our investment balance in Sirius XM Canada of $101 and $100, respectively, and, as of June 30, 2026 and December 31, 2025, also included $6 and $8, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of operations of $26 and $25 during the three months ended June 30, 2026 and 2025, respectively, and $52 and $47 during the six months ended June 30, 2026 and 2025, respectively.

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
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $12 and $13 for the three months ended June 30, 2026 and 2025, respectively, and $23 and $26 for the six months ended June 30, 2026 and 2025, respectively. We also had related party liabilities of $16 and $12 as of June 30, 2026 and December 31, 2025, respectively, related to this agreement.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
(11)Debt
Our debt as of June 30, 2026 and December 31, 2025 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	June 30, 2026	June 30, 2026	December 31, 2025
Sirius XM Holdings notes and loans:
Sirius XM Holdings(b)	March 2023	3.75% Convertible Senior Notes	March 15, 2028	Semi-annually in arrears on March 15 and September 15	$575	$656	$579
Sirius XM Radio LLC notes and loans:
Sirius XM(c)	September 2024	Incremental Term Loan (the “Delayed Draw Incremental Term Loan”)	September 9, 2027	variable fee paid quarterly	—	—	400
Sirius XM	December 2012	Senior Secured Revolving Credit Facility (the “Credit Facility”)	August 31, 2030	variable fee paid quarterly	100	100	20
Sirius XM(c) (d)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	—	—	999
Sirius XM(c) (e)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,250	1,248	1,497
Sirius XM(c)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,993	1,991
Sirius XM(c)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,245	1,244
Sirius XM(c)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,492	1,492
Sirius XM(c)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,490	1,490
Sirius XM(c) (f)	March 2026	5.875% Senior Notes	April 15, 2032	semi-annually on April 15 and October 15	1,250	1,237	—
Sirius XM	Various	Finance leases	Various	n/a	n/a	2	5
Total debt						9,463	9,717
Less: total current maturities						2	1,058
Less: total deferred financing costs, net						8	11
Total long-term debt						$9,453	$8,648
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
(d)A portion of the net proceeds from the 2032 Notes offering, together with cash on hand, were used to repurchase approximately $499 of Sirius XM Radio LLC’s outstanding 3.125% Senior Unsecured Notes due 2026 (the “2026 Notes”) pursuant to a tender offer (the “Tender Offer”) completed by Sirius XM Radio LLC on March 5, 2026. On March 10, 2026, Sirius XM Radio LLC satisfied and discharged (the “Satisfaction and Discharge”) the remaining 2026 Notes and related note guarantees and the indenture governing the 2026 Notes by depositing with the trustee sufficient funds in U.S. treasuries to pay the outstanding principal amount and accrued interest to the maturity date with respect to the 2026 Notes that remained outstanding after the Tender Offer, in accordance with the terms of the indenture governing the 2026 Notes. Upon completion of the Satisfaction and Discharge, the 2026 Notes and the related note guarantees and

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
indenture governing the 2026 Notes and the obligations of Sirius XM Radio LLC and the guarantors were discharged and ceased to have further effect (except for the provisions of the indenture governing the 2026 Notes that such indenture expressly provides survives). The aggregate repurchase price for the 2026 Notes purchased in the Tender Offer and the amount necessary to complete the Satisfaction and Discharge was $997, which included the principal amount of $1,000, a discount of $3 and accrued interest of $1. We recognized a pre-tax gain of $2 on the extinguishment, including the discount mentioned above, related fees and the write-off of unamortized deferred financing costs and discount, included within Other (expense) income, net on our consolidated statements of operations during the six months ended June 30, 2026.
(e)On March 29, 2026 (with payment made on March 30, 2026 due to the redemption date being a non-business day), Sirius XM Radio LLC redeemed $250 in outstanding principal amount of the 5.00% Senior Notes due 2027 for an aggregate purchase price, including interest, of $252. Sirius XM Radio LLC used a portion of the net proceeds from the 5.875% Senior Notes due 2032 (“2032 Notes”) offering, together with cash on hand, to complete such redemption. We recognized a loss on extinguishment of debt of less than $1, consisting primarily of unamortized discount and deferred financing fees, included within Other (expense) income, net on our consolidated statements of operations during the six months ended June 30, 2026.
(f)On March 4, 2026, Sirius XM Radio LLC issued $1,250 aggregate principal amount of the 2032 Notes with a net original issuance discount and deferred financing costs in aggregate of $18.
Sirius XM Holdings notes and loans:
3.75% Convertible Senior Notes due 2028
On March 10, 2023, Liberty Media issued $575 aggregate principal amount of its 3.75% convertible notes due 2028 (the “Convertible Notes”). In connection with the Transactions, we assumed all of the obligations of Liberty Media under the indenture governing the Convertible Notes. The Convertible Notes accrue interest at a rate of 3.75% per annum and mature on March 15, 2028. As of June 30, 2026, the conversion rate for the Convertible Notes was 32.2456 shares (not in millions) of our common stock per $1,000 principal amount (not in millions) of Convertible Notes, equivalent to a conversion price of approximately $31.01 per share of our common stock (not in millions).
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
Sirius XM Radio LLC notes and loans:
The Credit Facility
On August 20, 2025, Sirius XM Radio LLC entered into an amendment to, among other things, increase the Credit Facility to $2,000 and extend its maturity to August 31, 2030. Sirius XM Radio LLC’s obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and by Sirius XM Inc. and are secured by a lien on substantially all of Sirius XM Radio LLC’s assets and the assets of its material domestic subsidiaries. Borrowings bear interest at the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate determined by Sirius XM

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
Radio LLC’s debt to operating cash flow ratio, and we pay a variable commitment fee on unused commitments of 0.25% per annum as of June 30, 2026. The amendment also adds a springing maturity feature which will automatically accelerate the maturity date of the Credit Facility to a date 91 days prior to the stated maturity of certain of Sirius XM Radio LLC’s long-term debt instruments, including Sirius XM Radio LLC’s 2026, 2027, 2028, 2029 and 2030 Senior Notes and the Delayed Draw Incremental Term Loan, if at such date Sirius XM Radio LLC does not have sufficient liquidity to repay the maturing obligations. Liquidity for this test is defined as the sum of (i) unrestricted cash and cash equivalents and (ii) available borrowing capacity under the Credit Facility.
On January 26, 2024, Sirius XM Radio LLC entered into an amendment to the Credit Facility to, among other things, incorporate a $1,100 Delayed Draw Incremental Term Loan. Interest on the Delayed Draw Incremental Term Loan was based on SOFR plus an applicable rate. On September 3, 2024, Sirius XM Radio LLC entered into a technical amendment to the Credit Facility to add a parent guarantee from Sirius XM Inc. to the Credit Facility in connection with the conversion of Sirius XM Radio Inc. into a Delaware limited liability company. On June 30, 2026, the Delayed Draw Incremental Term Loan was retired with cash for 100% the remaining principal amount plus accrued and unpaid interest to the date of retirement. We recognized a loss on extinguishment of debt of $3, consisting of unamortized deferred financing fees, included within Other (expense) income, net on our consolidated statements of operations during the three months ended June 30, 2026.
As of June 30, 2026, $100 was outstanding under the Credit Facility.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)

	June 30, 2026	December 31, 2025
3.125% Senior Notes due 2026	$—	$989
5.00% Senior Notes due 2027	$1,245	$1,496
4.00% Senior Notes due 2028	$1,945	$1,948
5.50% Senior Notes due 2029	$1,245	$1,256
4.125% Senior Notes due 2030	$1,408	$1,425
3.875% Senior Notes due 2031	$1,365	$1,376
5.875% Senior Notes due 2032	$1,233	$—

(12)Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 900 shares of common stock. There were 337 and 335 shares of common stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, there were 35 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Sirius XM Holdings equity activity
Quarterly Dividends
During the six months ended June 30, 2026 and 2025, our board of directors declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
2026 dividends
January 29, 2026	$0.27	February 11, 2026	$91	February 27, 2026
April 23, 2026	$0.27	May 11, 2026	$91	May 27, 2026

2025 dividends
January 22, 2025	$0.27	February 7, 2025	$91	February 25, 2025
April 16, 2025	$0.27	May 9, 2025	$92	May 28, 2025
Stock Repurchase Program
On September 9, 2024, our board of directors approved for repurchase an aggregate of $1,166 of our common stock.  The board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions.
As of June 30, 2026, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 8 shares for $170, of which 1 shares were repurchased during the six months ended June 30, 2026 for $27 and $996 remained available for additional repurchases under our existing stock repurchase program authorization.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
The following table summarizes our total share repurchase activity for the six months ended:

	June 30, 2026		June 30, 2025
Share Repurchase Type	Shares	Amount (a)	Shares	Amount
Open Market Repurchases	1	$27	3	$70
a.As of June 30, 2026, $1 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders’ equity.

(13)Benefit Plans

Included in the accompanying unaudited consolidated statements of operations are the following amounts of share-based compensation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cost of services:
Programming and content	$9	$10	$22	$19
Customer service and billing	2	2	3	3
Transmission	1	1	3	3
Sales and marketing	12	12	23	26
Product and technology	9	8	19	18
General and administrative	15	14	32	28
	$48	$47	$102	$97
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
At the time of the Split-Off, outstanding stock options to purchase shares of SplitCo common stock were accelerated and became fully vested and exchanged into stock options to purchase shares of our common stock adjusted based on the exchange ratio identified in the Liberty Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “SplitCo Award Exchange Ratio”). The RSAs and RSUs with respect to shares of SplitCo common stock accelerated, became fully vested, and are treated as outstanding shares of our common stock and as such were exchanged into shares of our common stock based on the SplitCo Award Exchange Ratio. Following the Split-Off, a portion of the outstanding stock options to purchase shares of our common stock are to be settled in cash as the underlying shares were not registered, and therefore these awards were classified as liability awards and will be remeasured at each reporting date. As of June 30, 2026, we recognized a liability of $2 related to these awards which is recorded in Accounts payable and accrued expenses in our unaudited consolidated balance sheets.

Sirius XM Holdings Awards
2024 Long-Term Stock Incentive Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. 2024 Long-Term Stock Incentive Plan (as amended from time to time, the “2024 Plan”). Employees, consultants and non-employee members of Sirius XM Holdings’ board of directors are eligible to receive awards under the 2024 Plan. The 2024 Plan provides for the grant of stock options, stock appreciation rights (“SARs”), RSAs, RSUs and other stock-based awards that the compensation committee of our board of directors deems appropriate. Stock-based awards granted under the 2024 Plan are generally subject to a graded vesting requirement. Stock options generally expire ten years from the date of grant. RSUs include performance-based RSUs (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
employee’s continued employment. Each RSU entitles the holder to receive one share of common stock upon vesting. On May 28, 2026, our stockholders approved Amendment No. 1 to the 2024 Plan, which increased the aggregate number of shares of common stock reserved for issuance in connection with outstanding stock-based awards by 7. As of June 30, 2026, 23 shares of our common stock were available for future grants under the 2024 Plan.
Transitional Stock Adjustment Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). Current and former employees and consultants of Liberty Media and certain Qualifying Subsidiaries (as such term is defined in the Transitional Plan) or a member of the board of directors of Liberty Media or a Qualifying Subsidiary and in each case, who, as of September 9, 2024, (a) held an outstanding option of any series of Liberty Media’s Liberty SiriusXM common stock (a “Liberty Media SiriusXM Option Award”) pursuant to a Liberty Media Incentive Plan (as such term is defined in the Transitional Plan) and (b) received an option under the Transitional Plan in accordance with the terms of the Reorganization Agreement were eligible to receive awards under the Transitional Plan. As of June 30, 2026, 3 shares of our common stock were reserved for issuance in connection with outstanding stock based awards in connection with the Transitional Plan.
Other Plans
We maintain two share-based benefit plans in addition to the 2024 Plan and the Transitional Plan — the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan and the Pandora Media, Inc. 2011 Equity Incentive Plan. Excluding dividend equivalent units granted as a result of a declared dividend, no further awards may be made under these plans.
There were no options granted during the three and six months ended June 30, 2026 and 2025.
The following table summarizes stock option activity under our share-based plans for the six months ended June 30, 2026:

	Options	WAEP	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	15	$50.10
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(1)	$48.97
Outstanding as of June 30, 2026	14	$50.22	3.14	$4
Exercisable as of June 30, 2026	13	$50.83	2.85	$3
The total intrinsic value of stock options exercised was less than $1 during each of the six months ended June 30, 2026 and 2025.  During the six months ended June 30, 2026, the number of net settled shares issued as a result of stock option exercises was less than 1.
The following table summarizes the RSU, including PRSU, activity under our share-based plans for the six months ended June 30, 2026:

	Shares	GDFV Per Share
Nonvested as of January 1, 2026	16	$30.74
Granted	11	$21.46
Vested	(5)	$30.89
Forfeited	(1)	$26.34
Nonvested as of June 30, 2026	21	$25.95
The total intrinsic value of RSUs, including PRSUs, vesting during the six months ended June 30, 2026 and 2025 was $106 and $38, respectively. During the six months ended June 30, 2026, the number of net settled shares issued as a result of RSUs vesting totaled 3. During the six months ended June 30, 2026, we granted less than 1 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
In connection with the cash dividends paid during the six months ended June 30, 2026, we granted less than 1 RSUs, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the six months ended June 30, 2026.
Total unrecognized compensation costs related to unvested share-based payment awards for our stock options and RSUs, including PRSUs, granted to employees, members of our board of directors and third parties at June 30, 2026 and December 31, 2025 was $436 and $355, respectively.  The total unrecognized compensation costs at June 30, 2026 are expected to be recognized over a weighted-average period of 2.7 years.
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
We recognized expenses of $5 and $6 for three months ended June 30, 2026 and 2025, respectively, and $10 and $11 for the six months ended June 30, 2026 and 2025, respectively, in connection with the SiriusXM Plan.
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
Contributions to the DCP, net of withdrawals, were $(1) for each of the three months ended June 30, 2026 and 2025 and $(6) and $(4) for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the fair value of the investments held in the trust were $53 and $56, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of operations.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of operations.  We recorded gains on investments held in the trust of $5 for each of the three months ended June 30, 2026 and 2025, and $3 for each of the six months ended June 30, 2026 and 2025.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
(14)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of June 30, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total
Debt obligations	$2	$1,250	$2,575	$1,250	$1,600	$2,750	$9,427
Cash interest payments	228	436	363	272	200	168	1,667
Satellite and transmission	70	55	2	2	1	3	133
Programming and content	191	285	183	7	—	—	666
Sales and marketing	34	35	7	5	—	—	81
Satellite incentive payments	2	3	3	2	2	9	21
Operating lease obligations	28	52	43	38	13	29	203
Royalties, minimum guarantees and other	464	882	671	207	75	—	2,299
Total (1)	$1,019	$2,998	$3,847	$1,783	$1,891	$2,959	$14,497
(1)The table does not include our reserve for uncertain tax positions, which at June 30, 2026 totaled $83.
Debt obligations.    Debt obligations include principal payments on outstanding debt and finance lease obligations.
Cash interest payments.    Cash interest payments include interest due on outstanding debt and finance lease payments through maturity.
Satellite and transmission.    We have entered into agreements for the design, construction, launch and insurance of one additional satellite: SXM-12. We have procured insurance for SXM-11 and SXM-12 to cover the risks associated with each satellite's launch and first year of in-orbit operation. We also have entered into agreements with third parties to operate and maintain satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks.
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
Satellite incentive payments.    Lanteris Space Systems (formerly Maxar Space), the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-5, SIRIUS FM-6, SXM-8, SXM-9, SXM-10 and SXM-11 meeting their fifteen-year design life, which we expect to occur.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of June 30, 2026, we had future fixed commitments related to music royalty and podcast agreements of $1,212, of which $301 will be paid in 2026 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasts, considers factors such as listening hours, downloads, revenue,

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
We have entered into certain tax equity investments in which we expect to make future contributions. These future contributions are expected to be made over the remaining respective terms of the investments and totaled $581 as of June 30, 2026, of which $45 is expected to be paid in 2026 and the remainder thereafter.
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

New York State v. Sirius XM Radio Inc. On December 20, 2023, the People of the State of New York, by Letitia James, Attorney General of the State of New York (the “NY AG”), filed a petition (the “Petition”) in the Supreme Court of the State of New York, New York County (the “New York Court”), against Sirius XM Radio Inc., which, following the Transactions, is now Sirius XM Radio LLC. The Petition alleged various violations of New York law and the federal Restore Online Shoppers’ Confidence Act (“ROSCA”) arising out of Sirius XM's subscription cancellation practices. In general, the Petition alleged that Sirius XM requires consumers to devote an excessive amount of time to cancel subscriptions and has not implemented cancellation processes that are simple and efficient.

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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
In November 2024, the New York Court granted Sirius XM summary judgment on all but one of the NY AG's claims. The New York Court did find that Sirius XM's cancellation practices violated the “simple mechanism requirement” for subscription cancellations contained in ROSCA. As of November 27, 2024, Sirius XM permits New York residents who purchase a subscription online to also cancel that subscription online, a cancellation mechanism that we believe is at least as easy to use as the method the consumer used to initiate the subscription. The NY AG appealed the four counts with respect to the Petition for which the New York Court granted Sirius XM summary judgment. Sirius XM appealed the one count in the Petition, the violation of ROSCA, with respect to which the New York Court granted the State of New York summary judgment. On November 6, 2025, the Appellate Division affirmed the New York Court’s Order on all counts. On January 23, 2026, the NY AG sought leave to appeal the Appellate Division’s affirmance, which Sirius XM opposed. On May 14, 2026, the Appellate Division granted the NY AG’s motion for leave to appeal the Appellate Division’s affirmance to the Court of Appeals. The NY AG’s appeal, which is now pending in the Court of Appeals, challenges the lower courts’ ruling that the NY AG is prohibited from obtaining relief on behalf of customers outside of New York. The NY AG has also moved the New York Court for an injunction and accounting with respect to the ROSCA claim, which the court granted on April 1, 2026.

Sirius XM believes it has substantial defenses to the action and intends to defend this action vigorously.

U.S. Music Royalty Fee Actions and Mass Arbitrations. Commencing in 2023, a number of putative class actions and mass arbitration demands have been commenced against Sirius XM relating to its pricing, billing and subscription marketing practices. Although each class action and mass arbitration demand contains unique allegations, in general, the actions and arbitrations alleged that Sirius XM falsely advertised its music subscription plans at lower prices than it actually charges, that it allegedly did not disclose its “U.S. Music Royalty Fee,” and that Sirius XM has taken other actions to prevent customers from discovering the existence, amount and nature of the U.S. Music Royalty Fee in violation of various state consumer protection laws. Several of these claimants also asserted additional causes of action under the Electronic Funds Transfer Act.

Over half of the approximately 70,000 purported mass arbitration claims have been withdrawn by counsel or closed by the American Arbitration Association (the "AAA"). On January 13, 2026, Sirius XM entered into a settlement, which was effectuated during the three months ended June 30, 2026, and which resolved most of the remaining mass arbitration claims and the previously disclosed Carovillano, Burns, Kirkpatrick, Balmores and Woods lawsuits. The settlement did not have a material adverse effect on Sirius XM’s business, financial condition, results operations or cash flows. The sole remaining related putative class action, Stutsman, et al. v. Sirius XM Radio LLC, is pending in the United States District Court for the Western District of Washington. Sirius XM believes it has substantial defenses to the claims asserted in Stutsman and intends to defend itself vigorously.

Do-Not-Call Litigation. In July 2025, following a mediation, Sirius XM entered into an agreement settling a putative class action lawsuit filed on November 29, 2022 in the United States District Court for the Central District of Illinois alleging that Sirius XM violated the “Do-Not-Call” provisions of the Telephone Consumer Protection Act, and several similar state statutes, by calling consumers whose residential numbers were on applicable national or state do-not-call registries and/or whose residential numbers were on Sirius XM’s internal do-not-call list. The settlement will resolve the claims of consumers for the period April 27, 2019 through October 31, 2025. As part of the settlement, during the three months ended March 31, 2026, Sirius XM paid $28 million into a non-reversionary settlement fund from which cash to class members, notice, administrative costs, and attorney's fees and costs will be paid. The settlement was recorded to the General and administrative line in our unaudited consolidated statements of operations during the three months ended June 30, 2025. The settlement memorializes changes relating to Sirius XM’s “Do-Not-Call” practices. On July 6, 2026, the Court entered final approval of the settlement and final judgment dismissing the action with prejudice.

Mechanical Licensing Collective v. Pandora Media, LLC. On February 12, 2024, the Mechanical Licensing Collective (“MLC”) sued Pandora in the Middle District of Tennessee for alleged underpayment of royalties on Pandora’s free radio service. The MLC contends that various Pandora offerings along with certain other ancillary features convert Pandora’s entire free radio service into an interactive service that is subject to a higher statutory rate, which would require Pandora to have paid and continue to pay significantly higher royalties. The parties recently completed summary judgment briefing. If neither side prevails on summary judgment, the case will proceed to trial. The trial was previously scheduled for June 30, 2026, but the court continued the trial date pending summary judgment.

Other Matters.  In the ordinary course of business, Sirius XM Holdings, SiriusXM and Pandora, are defendants in various other lawsuits, mass arbitration and individual arbitration proceedings, including derivative actions; actions filed by

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases and owners of purported patents, trademarks, copyrights or other intellectual property. None of these other matters, in our opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

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
Income tax expense was $73 and $59 for the three months ended June 30, 2026 and 2025, respectively, and $154 and $124 for the six months ended June 30, 2026 and 2025, respectively.
Our effective tax rate was 23.4% and 22.3% for the three months ended June 30, 2026 and 2025, respectively, and 24.1% and 23.3% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three and six months ended June 30, 2026 were primarily driven by federal and state income tax expense, tax losses related to share-based compensation and the fair value adjustment to the Convertible Notes that is not deductible for tax purposes, partially offset by certain tax credits. The effective tax rate for the three and six months ended June 30, 2025 were primarily driven by federal and state income tax expense and tax losses related to share-based compensation, partially offset by certain tax credits. We estimate our effective tax rate expense for the year ending December 31, 2026 will be approximately 22%.
We recognized net tax benefits of $9 during each of the three months ended June 30, 2026 and 2025, and we recognized net tax benefits of $17 and $12 during the six months ended June 30, 2026 and 2025, respectively, related to our tax equity investments. These recognized net tax benefits were recorded to Income tax expense in our unaudited consolidated statement of comprehensive income. The net tax benefits included tax credits and other income tax benefits of $45 and $40 during the three months ended June 30, 2026 and 2025, respectively, and $93 and $77 during the six months ended June 30, 2026 and 2025, respectively, which were partially offset by amortization expense of $36 and $31 during the three months ended June 30, 2026 and 2025, respectively, and $76 and $65 during the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026 and December 31, 2025, we had a valuation allowance related to deferred tax assets of $79 and $87, respectively, that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.

(16) Segments and Geographic Information
In accordance with FASB ASC Topic 280, Segment Reporting, we disaggregate our operations into two reportable segments: SiriusXM and Pandora and Off-platform. The financial results of these segments are utilized by the chief operating decision maker, who is our Chief Executive Officer, for evaluating segment performance and allocating resources. We report our segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. For additional information on our segments refer to Note 1.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
We had intersegment advertising revenue of less than $1 and $2 during the three months ended June 30, 2026 and 2025, respectively, and $2 and $3 during the six months ended June 30, 2026 and 2025, respectively.
Segment revenue and gross profit were as follows during the periods presented:

	For the Three Months Ended June 30, 2026
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,508	$130	$1,638
Advertising revenue	41	413	454
Other revenue	68	—	68
Total revenue	1,617	543	2,160
Cost of services
Revenue share and royalties	(382)	(340)	(722)
Programming and content (a)	(124)	(13)	(137)
Other (a)(b)	(130)	(27)	(157)
Total cost of services	(636)	(380)	(1,016)
Segment gross profit	$981	$163	$1,144
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended June 30, 2026
Segment Gross Profit	$1,144
Subscriber acquisition costs	(109)
Sales and marketing (a)	(176)
Product and technology (a)	(47)
General and administrative (a)	(121)
Depreciation and amortization	(165)
Share-based payment expense	(48)
Impairment, restructuring and other costs	(6)
Total other expense	(160)
Consolidated income before income taxes	$312
(a)     Share-based payment expense of $12 related to cost of services, $12 related to sales and marketing, $9 related to product and technology and $15 related to general and administrative has been excluded for the three months ended June 30, 2026.
(b)    SiriusXM other costs of services related to customer service and billing of $90, transmission costs of $39 and cost of equipment of $1. Pandora and Off-platform other costs of services related to customer service and billing of $18 and transmission costs of $9.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)

	For the Three Months Ended June 30, 2025
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,499	$130	$1,629
Advertising revenue	38	394	432
Other revenue	77	—	77
Total revenue	1,614	524	2,138
Cost of services
Revenue share and royalties	(391)	(331)	(722)
Programming and content (c)	(128)	(13)	(141)
Other (c)(d)	(129)	(26)	(155)
Total cost of service	(648)	(370)	(1,018)
Segment gross profit	$966	$154	$1,120
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended June 30, 2025
Segment Gross Profit	$1,120
Subscriber acquisition costs	(107)
Sales and marketing (c)	(173)
Product and technology (c)	(48)
General and administrative (c)	(152)
Depreciation and amortization	(121)
Share-based payment expense	(47)
Impairment, restructuring and other costs	(107)
Total other expense	(101)
Consolidated income before income taxes	$264
(c)     Share-based payment expense of $13 related to cost of services, $12 related to sales and marketing, $8 related to product and technology and $14 related to general and administrative has been excluded for the three months ended June 30, 2025.
(d)    SiriusXM other costs of services related to customer service and billing of $90, transmission costs of $37 and cost of equipment of $2. Pandora and Off-platform other costs of services related to customer service and billing of $19 and transmission costs of $7.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)

	For the Six Months Ended June 30, 2026
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$2,991	$259	$3,250
Advertising revenue	76	785	861
Other revenue	140	—	140
Total revenue	3,207	1,044	4,251
Cost of services
Revenue share and royalties	(759)	(660)	(1,419)
Programming and content (e)	(247)	(27)	(274)
Other (e)(f)	(254)	(55)	(309)
Total cost of services	(1,260)	(742)	(2,002)
Segment gross profit	$1,947	$302	$2,249
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Six Months Ended June 30, 2026
Segment Gross Profit	$2,249
Subscriber acquisition costs	(209)
Sales and marketing (e)	(352)
Product and technology (e)	(106)
General and administrative (e)	(226)
Depreciation and amortization	(316)
Share-based payment expense	(102)
Impairment, restructuring and other costs	(12)
Total other expense	(288)
Consolidated income before income taxes	$638
(e)     Share-based payment expense of $28 related to cost of services, $23 related to sales and marketing, $19 related to product and technology and $32 related to general and administrative has been excluded for the six months ended June 30, 2026.
(f)    SiriusXM other costs of services related to customer service and billing of $175, transmission costs of $76 and cost of equipment of $3. Pandora and Off-platform other costs of services related to customer service and billing of $38 and transmission costs of $17.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)

	For the Six Months Ended June 30, 2025
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$2,969	$262	$3,231
Advertising revenue	77	749	826
Other revenue	149	—	149
Total revenue	3,195	1,011	4,206
Cost of services
Revenue share and royalties	(770)	(639)	(1,409)
Programming and content (g)	(257)	(28)	(285)
Other (g)(h)	(265)	(51)	(316)
Total cost of services	(1,292)	(718)	(2,010)
Segment gross profit	$1,903	$293	$2,196

The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Six Months Ended June 30, 2025
Segment Gross Profit	$2,196
Subscriber acquisition costs	(207)
Sales and marketing (g)	(349)
Product and technology (g)	(111)
General and administrative (g)	(260)
Depreciation and amortization	(265)
Share-based payment expense	(97)
Impairment, restructuring and other costs	(155)
Total other expense	(219)
Consolidated income before income taxes	$533
(g)     Share-based payment expense of $25 related to cost of services, $26 related to sales and marketing, $18 related to product and technology and $28 related to general and administrative has been excluded for the six months ended June 30, 2025.
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
As of June 30, 2026, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and six months ended June 30, 2026 and 2025.

(17)Subsequent Events
Capital Return Program
For the period from July 1, 2026 to July 28, 2026, we repurchased less than 1 shares of our common stock on the open market for an aggregate purchase price of $9, including fees and commissions.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
On July 22, 2026, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on August 26, 2026 to stockholders of record as of the close of business on August 10, 2026.

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
•increases in the cost of memory used in our satellite radio modules and other components included in our satellite radios could reduce equipment revenue and adversely affect our business; and

•our SiriusXM service may experience harmful interference from wireless operations.

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
Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K, in each case as updated by the Company’s reports and filings with the SEC.

Executive Summary
Liberty Media Transactions
Sirius XM Holdings Inc., the reporting company under this Quarterly Report on Form 10-Q, is the product of a series of transactions that closed on Monday, September 9, 2024. Any references to the “Company,” “we,” “us,” or “ours” refers to Sirius XM Holdings Inc. and its consolidated subsidiaries following the Transactions.
On September 9, 2024 at 4:05 p.m., New York City time, Liberty Media Corporation (“Liberty Media”) completed its previously announced split-off (the “Split-Off”) of its former wholly owned subsidiary, Liberty Sirius XM Holdings Inc. (“SplitCo”).
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
The primary source of revenue from the SiriusXM business is subscription fees, with most of its customers subscribing to monthly or annual plans.  Additional revenue streams include advertising on select music and non-music channels in certain packages, direct sales of radios and accessories, and other ancillary services.  As of June 30, 2026, the SiriusXM business had approximately 32.9 million subscribers in the U.S., while Sirius XM Canada had approximately 2.5 million subscribers. Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.
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
The majority of revenue from Pandora is generated from advertising on Pandora’s ad-supported radio service, which is sold under the SiriusXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers. As of June 30, 2026, Pandora had approximately 39.8 million monthly active users and 5.6 million subscribers.
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

Results of Operations - June 30, 2026 and 2025
Set forth below are our results of operations for the three and six months ended June 30, 2026 compared with the three and six months ended June 30, 2025. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2026 vs 2025 Change
					Three Months		Six Months
(in millions)	2026	2025	2026	2025	Amount	%	Amount	%
Revenue
SiriusXM:
Subscriber revenue	$1,508	$1,499	$2,991	$2,969	$9	1%	$22	1%
Advertising revenue	41	38	76	77	3	8%	(1)	(1)%
Equipment revenue	36	46	77	87	(10)	(22)%	(10)	(11)%
Other revenue	32	31	63	62	1	3%	1	2%
Total SiriusXM revenue	1,617	1,614	3,207	3,195	3	—%	12	—%
Pandora and Off-platform:
Subscriber revenue	130	130	259	262	—	—%	(3)	(1)%
Advertising revenue	413	394	785	749	19	5%	36	5%
Total Pandora and Off-platform revenue	543	524	1,044	1,011	19	4%	33	3%
Total revenue	2,160	2,138	4,251	4,206	22	1%	45	1%
Cost of services
SiriusXM:
Revenue share and royalties	382	391	759	770	(9)	(2)%	(11)	(1)%
Programming and content	132	137	267	274	(5)	(4)%	(7)	(3)%
Customer service and billing	92	92	178	186	—	—%	(8)	(4)%
Transmission	40	38	79	80	2	5%	(1)	(1)%
Cost of equipment	1	2	3	4	(1)	(50)%	(1)	(25)%
Total SiriusXM cost of services	647	660	1,286	1,314	(13)	(2)%	(28)	(2)%
Pandora and Off-platform:
Revenue share and royalties	340	331	660	639	9	3%	21	3%
Programming and content	14	14	29	30	—	—%	(1)	(3)%
Customer service and billing	18	19	38	37	(1)	(5)%	1	3%
Transmission	9	7	17	15	2	29%	2	13%
Total Pandora and Off-platform cost of services	381	371	744	721	10	3%	23	3%
Total cost of services	1,028	1,031	2,030	2,035	(3)	—%	(5)	—%
Subscriber acquisition costs	109	107	209	207	2	2%	2	1%
Sales and marketing	188	185	375	375	3	2%	—	—%
Product and technology	56	56	125	129	—	—%	(4)	(3)%
General and administrative	136	166	258	288	(30)	(18)%	(30)	(10)%
Depreciation and amortization	165	121	316	265	44	36%	51	19%
Impairment, restructuring and other costs	6	107	12	155	(101)	(94)%	(143)	(92)%
Total operating expenses	1,688	1,773	3,325	3,454	(85)	(5)%	(129)	(4)%
Income from operations	472	365	926	752	107	29%	174	23%
Other income (expense), net
Interest expense	(112)	(116)	(224)	(233)	4	3%	9	4%
Other (expense) income, net	(48)	15	(64)	14	(63)	nm	(78)	nm
Total other expense	(160)	(101)	(288)	(219)	(59)	(58)%	(69)	(32)%
Income before income taxes	312	264	638	533	48	18%	105	20%
Income tax expense	(73)	(59)	(154)	(124)	(14)	(24)%	(30)	(24)%
Net income	$239	$205	$484	$409	$34	17%	$75	18%
nm - not meaningful

SiriusXM Revenue
SiriusXM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended June 30, 2026 and 2025, subscriber revenue was $1,508 and $1,499, respectively, an increase of 1%, or $9. For the six months ended June 30, 2026 and 2025, subscriber revenue was $2,991 and $2,969, respectively, an increase of 1%, or $22. The increases were primarily attributed to rate increases on certain self-pay plans, partially offset by a decline in the average number of subscribers.
We expect SiriusXM subscriber revenues to remain relatively flat with higher average revenue per user (“ARPU”) offset by declines in the number of average subscribers.
SiriusXM Advertising Revenue includes the sale of advertising on SiriusXM’s non-music channels and select music channels within ad-supported plans.
For the three months ended June 30, 2026 and 2025, advertising revenue was $41 and $38, respectively, an increase of 8%, or $3. For the six months ended June 30, 2026 and 2025, advertising revenue was $76 and $77, respectively, a decrease of 1%, or $1. The increase for the three month period was driven by higher advertising demand primarily for sports programming, partially offset by lower advertising demand for news. The decrease for the six month period was driven by lower advertising demand for news channels, partially offset by higher demand for sports programming.
We expect our SiriusXM advertising revenue to grow as we continue to leverage co-selling initiatives across our brands and platforms.
SiriusXM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended June 30, 2026 and 2025, equipment revenue was $36 and $46, respectively, a decrease of 22%, or $10. For the six months ended June 30, 2026 and 2025, equipment revenue was $77 and $87, respectively, a decrease of 11%, or $10. The decreases were driven by higher memory costs associated with our hardware.
We expect equipment revenue to decline primarily due to higher memory costs associated with our hardware.
SiriusXM Other Revenue includes service fee revenue from Sirius XM Canada, revenue from our connected vehicle services and ancillary revenues.
For the three months ended June 30, 2026 and 2025, other revenue was $32 and $31, respectively, an increase of 3%, or $1. For the six months ended June 30, 2026 and 2025, other revenue was $63 and $62, respectively, an increase of 2%, or $1. The increases were driven by higher service fee revenue from Sirius XM Canada, partially offset by lower rental vehicle revenue. The six month period was also impacted by a one-time true-up of license fees in the first quarter of 2025.
We expect SiriusXM other revenue to remain relatively flat.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For each of the three months ended June 30, 2026 and 2025, Pandora and Off-platform subscriber revenue was $130. For the six months ended June 30, 2026 and 2025, Pandora and Off-platform subscriber revenue was $259 and $262, respectively, a decrease of 1%, or $3. The decrease for the six month period was primarily driven by a decline in the subscriber base.
We expect Pandora and Off-platform subscriber revenue to remain relatively flat.

Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended June 30, 2026 and 2025, Pandora and Off-platform advertising revenue was $413 and $394, respectively, an increase of 5%, or $19. For the six months ended June 30, 2026 and 2025, Pandora and Off-platform advertising revenue was $785 and $749, respectively, an increase of 5%, or $36. The increases were driven by revenue generated from podcasts and higher programmatic demand and technology fees, partially offset by reduced advertiser demand in streaming music.
We expect Pandora and Off-platform advertising revenue to increase due to growth in off-platform monetization, including through podcasts and new partnerships, as well as higher technology fees.
Total Revenue
Total Revenue for the three months ended June 30, 2026 and 2025 was $2,160 and $2,138, respectively, an increase of 1%, or $22. Total Revenue for the six months ended June 30, 2026 and 2025 was $4,251 and $4,206, respectively, an increase of 1%, or $45.
SiriusXM Cost of Services
SiriusXM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, transmission and equipment expenses.
SiriusXM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as revenue share agreements with automakers, content providers and advertisers.
For the three months ended June 30, 2026 and 2025, revenue share and royalties were $382 and $391, respectively, a decrease of 2%, or $9, and decreased as a percentage of total SiriusXM revenue. For the six months ended June 30, 2026 and 2025, revenue share and royalties were $759 and $770, respectively, a decrease of 1%, or $11, and decreased as a percentage of total SiriusXM revenue. The decreases were driven by lower revenue share with content providers and automakers, partially offset by higher webcasting royalties.
We expect our SiriusXM revenue share and royalty costs to remain flat as a percentage of total SiriusXM revenue.
SiriusXM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended June 30, 2026 and 2025, programming and content expenses were $132 and $137, respectively, a decrease of 4%, or $5, and decreased as a percentage of total SiriusXM revenue. For the six months ended June 30, 2026 and 2025, programming and content expenses were $267 and $274, respectively, a decrease of 3%, or $7, and decreased as a percentage of total SiriusXM revenue. The decreases were driven by lower content costs from contract renewals.
We expect our SiriusXM programming and content expenses to decline due to lower costs to obtain certain content.
SiriusXM Customer Service and Billing includes costs related to the operation and management of internal and third-party customer service centers, our subscriber management systems, billing and collection processes, bad debt expense, and transaction fees.
For each of the three months ended June 30, 2026 and 2025, customer service and billing expenses were $92, and decreased as a percentage of total SiriusXM revenue. For the six months ended June 30, 2026 and 2025, customer service and billing expenses were $178 and $186, respectively, a decrease of 4%, or $8, and decreased as a percentage of total SiriusXM revenue. The decrease for the six month period was driven by lower call center costs and bad debt expense.
We expect our SiriusXM customer service and billing expenses to decrease as a result of reductions in call center costs.
SiriusXM Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios and delivery of our Internet and 360L streaming and connected vehicle services.

For the three months ended June 30, 2026 and 2025, transmission expenses were $40 and $38, respectively, an increase of 5%, or $2, and increased as a percentage of total SiriusXM revenue. For the six months ended June 30, 2026 and 2025, transmission expenses were $79 and $80, respectively, a decrease of 1%, or $1, and decreased as a percentage of total SiriusXM revenue. The increase for the three month period was driven by higher personnel-related costs. The decrease for the six month period was driven primarily by lower 360L data costs, partially offset by higher personnel-related costs.
We expect our SiriusXM transmission expenses to remain relatively flat.
SiriusXM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct-to-consumer distribution channels.
For the three months ended June 30, 2026 and 2025, cost of equipment was $1 and $2, respectively, a decrease of 50%, or $1, and decreased as a percentage of total SiriusXM revenue. For the six months ended June 30, 2026 and 2025, cost of equipment was $3 and $4, respectively, a decrease of 25%, or $1, and decreased as a percentage of total SiriusXM revenue. The decrease for the six month period was driven primarily by lower sales volumes.
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
For the three months ended June 30, 2026 and 2025, revenue share and royalties were $340 and $331, respectively, an increase of 3%, or $9, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2026 and 2025, revenue share and royalties were $660 and $639, respectively, an increase of 3%, or $21, and increased as a percentage of total Pandora and Off-platform revenue. The increases were driven by podcast revenue share.
We expect our Pandora and Off-platform revenue share and royalties to increase with the growth in our off-platform monetization, including through podcasts and new partnerships.
Pandora and Off-platform Programming and Content includes costs to produce owned and operated podcasts, live listener events and promote content.
For each of the three months ended June 30, 2026 and 2025, programming and content expenses were $14, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2026 and 2025, programming and content expenses were $29 and $30, respectively, a decrease of 3%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were primarily attributable to lower live event and programming costs.
We expect our Pandora and Off-platform programming and content costs to increase slightly.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the three months ended June 30, 2026 and 2025, customer service and billing expenses were $18 and $19, respectively, a decrease of 5%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2026 and 2025, customer service and billing expenses were $38 and $37, respectively, an increase of 3%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease for the three month period was primarily driven by lower transaction fees. The increase for the six month period was primarily driven by higher bad debt expense, partially offset by lower transaction fees.
We expect Pandora and Off-platform customer service and billing to remain relatively flat as a percentage of Pandora and Off-platform subscriber revenues.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.

For the three months ended June 30, 2026 and 2025, Pandora and Off-Platform transmission expenses were $9 and $7, respectively, an increase of 29%, or $2, and increased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2026 and 2025, Pandora and Off-Platform transmission expenses were $17 and $15, respectively, an increase of 13%, or $2, and increased as a percentage of total Pandora and Off-platform revenue. The increases were primarily driven by higher cloud costs.
We expect Pandora and Off-platform transmission costs to increase as a result of higher cloud costs to support revenue growth.
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
For the three months ended June 30, 2026 and 2025, subscriber acquisition costs were $109 and $107, respectively, an increase of 2%, or $2, and increased as a percentage of total revenue. For the six months ended June 30, 2026 and 2025, subscriber acquisition costs were $209 and $207, respectively, an increase of 1%, or $2, and decreased as a percentage of total revenue. The increases were primarily driven by increased production from certain automakers with higher subsidy rates.
We expect subscriber acquisition costs to increase due to contractual increases of subsidy rates with certain automakers.
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
For the three months ended June 30, 2026 and 2025, sales and marketing expenses were $188 and $185, respectively, an increase of 2%, or $3, and increased as a percentage of total revenue. For each of the six months ended June 30, 2026 and 2025, sales and marketing expenses were $375 and decreased as a percentage of total revenue. The increase for the three-month period was primarily attributable to higher personnel-related costs, reflecting increased sales commissions and performance-based incentive compensation associated with revenue growth; partially offset by higher marketing spend.
We expect sales and marketing expenses to increase due to an increased investment in our brand and content spend to drive long term acquisition and retention benefits.
Product and Technology consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate SiriusXM radios into new vehicles manufactured by automakers.
For each of the three months ended June 30, 2026 and 2025, product and technology expenses were $56 and decreased as a percentage of total revenue. For the six months ended June 30, 2026 and 2025, product and technology expenses were $125 and $129, respectively, a decrease of 3%, or $4, and decreased as a percentage of total revenue. The decrease for the six month period was primarily driven by a one-time cloud cost adjustment, partially offset by higher personnel-related costs.
We expect product and technology expenses to increase primarily due to higher cloud infrastructure costs.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technology departments.
For the three months ended June 30, 2026 and 2025, general and administrative expenses were $136 and $166, respectively, a decrease of 18%, or $30, and decreased as a percentage of total revenue. For the six months ended June 30, 2026 and 2025, general and administrative expenses were $258 and $288, respectively, a decrease of 10%, or $30, and decreased as a percentage of total revenue. The decreases were driven by lower legal costs, including amounts recorded in the second quarter of 2025 associated with a settlement reserve for certain litigation matters of $28, partially offset by certain state tax litigation recoveries recorded in 2025 and higher personnel-related costs.
We expect our general and administrative expenses, excluding the impact of any past or future litigation insurance recoveries and settlement reserves, to decline due to lower technology, employee-related and rent costs.

Depreciation and Amortization reflects the allocation of the costs of assets used in operations such as our satellite constellations, property, equipment and intangible assets over their estimated service lives.
For the three months ended June 30, 2026 and 2025, depreciation and amortization expense was $165 and $121, respectively. For the six months ended June 30, 2026 and 2025, depreciation and amortization expense was $316 and $265, respectively. The increases were primarily associated with a change in the estimated useful life of our Sirius FM-6 satellite as well as additional assets placed in service. The change in the useful life of the Sirius FM-6 satellite is expected to add $60 of incremental depreciation expense for the fiscal year 2026 and will be fully depreciated by December 2026.
Impairment, Restructuring and Other Costs represents impairment charges associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with contract terminations, the abandonment of certain leased office spaces as well as employee severance charges and other charges associated with organizational changes in connection with the Transactions.
For the three months ended June 30, 2026 and 2025, impairment, restructuring and other costs were $6 and $107, respectively. For the six months ended June 30, 2026 and 2025, impairment, restructuring and other costs were $12 and $155, respectively. During the three months ended June 30, 2026, we recorded $5 associated with restructuring charges and $1 associated with severance and other employee costs. During the six months ended June 30, 2026, we recorded charges of $9 associated with restructuring charges and $3 associated with severance and other employee costs. During the three months ended June 30, 2025, we recorded a charge of $97 associated with impairments related to terminated software projects, other restructuring related costs of $6 and severance and other employee costs of $4. During the six months ended June 30, 2025, we recorded a charge of $109 associated with impairments related to terminated software projects, other restructuring related costs of $22 and severance and other employee costs of $24.
Other (Expense) Income
Interest Expense represents the cost of interest on outstanding debt.
For the three months ended June 30, 2026 and 2025, interest expense was $112 and $116, respectively. For the six months ended June 30, 2026 and 2025, interest expense was $224 and $233, respectively. The decreases were primarily driven by a lower average outstanding debt balance.
Other (Expense) Income, Net primarily includes realized and unrealized gains and losses from our debt measured at fair value, our Deferred Compensation Plan and other investments, intergroup interests, interest and dividend income, our share of the income or loss from equity investments and transaction costs related to non-operating investments.
For the three months ended June 30, 2026 and 2025, other (expense) income, net was $(48) and $15, respectively. For the six months ended June 30, 2026 and 2025, other (expense) income, net was $(64) and $14, respectively. During the three and six months ended June 30, 2026, we recorded unrealized losses on debt measured at fair value, trading gains associated with the investments held for our Deferred Compensation Plan, and earnings on unconsolidated entity investments. During the three and six months ended June 30, 2025, we recorded unrealized gains on debt measured at fair value, trading gains associated with the investments held for our Deferred Compensation Plan, and earnings on unconsolidated entity investments.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses and foreign withholding taxes.
For the three months ended June 30, 2026 and 2025, income tax expense was $73 and $59, respectively. For the six months ended June 30, 2026 and 2025, income tax expense was $154 and $124, respectively.
Our effective tax rate for the three months June 30, 2026 and 2025 was 23.4% and 22.3%, respectively. Our effective tax rate for the six months ended June 30, 2026 and 2025 was 24.1% and 23.3%, respectively. The effective tax rate for the three and six months ended June 30, 2026 were primarily driven by federal and state income tax expense, tax losses related to share-based compensation and the fair value adjustment to the Convertible Notes that is not deductible for tax purposes, partially offset by certain tax credits. The effective tax rate for the three and six months ended June 30, 2025 were primarily driven by federal and state income tax expense and tax losses related to share-based compensation, partially offset by certain tax credits.

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
Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the Glossary for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in SiriusXM’s subscriber count or subscriber-based operating metrics. Subscribers to the Cloud Cover music programming service are included in Pandora's subscriber count.

Set forth below are our subscriber balances as of June 30, 2026 compared to June 30, 2025.

	As of June 30,		2026 vs 2025 Change
(subscribers in thousands)	2026	2025	Amount	%
SiriusXM
Self-pay subscribers	31,255	31,275	(20)	—%
Paid promotional subscribers	1,614	1,522	92	6%
Ending subscribers	32,869	32,797	72	—%
Sirius XM Canada subscribers	2,463	2,521	(58)	(2)%

Pandora and Off-platform
Monthly active users - all services	39,763	42,684	(2,921)	(7)%
Self-pay subscribers	5,597	5,706	(109)	(2)%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2026 vs 2025 Change
					Three Months		Six Months
(subscribers in thousands)	2026	2025	2026	2025	Amount	%	Amount	%
SiriusXM
Self-pay subscribers	22	(68)	(89)	(371)	90	132%	282	76%
Paid promotional subscribers	68	2	32	(58)	66	3,300%	90	155%
Net additions	90	(66)	(57)	(429)	156	236%	372	87%
Weighted average number of subscribers	32,783	32,735	32,791	32,828	48	—%	(37)	—%
Average self-pay monthly churn	1.4%	1.5%	1.4%	1.5%	(0.1)%	(7)%	(0.1)%	(7)%
ARPU (1)	$15.32	$15.22	$15.16	$15.04	$0.10	1%	$0.12	1%
SAC, per installation	$21.32	$18.04	$20.11	$18.43	$3.28	18%	$1.68	9%
Pandora and Off-platform
Weighted average number of subscribers	5,571	5,676	5,621	5,701	(105)	(2)%	(80)	(1)%
Ad supported listener hours (in billions)	2.35	2.58	4.58	4.93	(0.23)	(9)%	(0.35)	(7)%
Advertising revenue per thousand listener hours (RPM)	$87.67	$85.97	$85.94	$86.57	$1.70	2%	$(0.63)	(1)%
Total Company
Adjusted EBITDA	$691	$668	$1,357	$1,297	$23	3%	$60	5%
Free cash flow	$593	$402	$764	$458	$191	48%	$306	67%
(1)    ARPU for SiriusXM excludes subscriber revenue from our connected vehicle services of $42 for each of the three months ended June 30, 2026 and 2025 and $85 and $84 for the six months ended June 30, 2026 and 2025, respectively.

SiriusXM
Subscribers. At June 30, 2026, SiriusXM had 32,869 subscribers, an increase of 72, from the 32,797 subscribers as of June 30, 2025. Our subscriber base increased primarily due to reductions in vehicle-related and non-pay churn as well as growth in new initiatives, partially offset by slightly lower conversion rates.
For the three months ended June 30, 2026 and 2025, net subscriber additions were 90 and (66), respectively, an improvement of 156. For the six months ended June 30, 2026 and 2025, net subscriber additions were (57) and (429), respectively, an improvement of 372. Self-pay net additions improved primarily due to growth in our value-add initiatives such as the offer of companion subscriptions to subscribers, implementation of continuous service practices and automotive dealer extended-duration plans; partially offset by slightly lower conversion rates. Paid promotional net additions also improved compared to the prior year periods driven by higher vehicle sales.
Sirius XM Canada Subscribers. At June 30, 2026, Sirius XM Canada had approximately 2,463 subscribers, a decrease of 58, or 2%, from the approximately 2,521 Sirius XM Canada subscribers as of June 30, 2025.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For the three months ended June 30, 2026 and 2025, our average self-pay monthly churn rate was 1.4% and 1.5%, respectively. For the six months ended June 30, 2026 and 2025, our average self-pay monthly churn rate was 1.4% and 1.5%, respectively. The decreases were driven by lower vehicle-related and non-pay churn, partially offset by slightly higher voluntary churn.
ARPU is derived from total earned SiriusXM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended June 30, 2026 and 2025, ARPU was $15.32 and $15.22, respectively. For the six months ended June 30, 2026 and 2025, ARPU was $15.16 and $15.04, respectively. The increases were driven by rate increases on certain self-pay plans.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended June 30, 2026 and 2025, SAC, per installation, was $21.32 and $18.04, respectively. For the six months ended June 30, 2026 and 2025, SAC, per installation, was $20.11 and $18.43, respectively. The increases were driven by increased production from certain automakers with higher subsidy rates, higher memory costs and migration to higher cost chipsets with enhanced technology.
Pandora and Off-platform
Monthly Active Users. At June 30, 2026, Pandora had approximately 39,763 monthly active users, a decrease of 2,921 monthly active users, or 7%, from the 42,684 monthly active users as of June 30, 2025. The decrease in monthly active users was driven by churn and a decline in the number of new users.
Subscribers. At June 30, 2026, Pandora had approximately 5,597 subscribers, a decrease of 109, or 2%, from the approximately 5,706 subscribers as of June 30, 2025.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended June 30, 2026 and 2025, ad supported listener hours were 2,355 and 2,580, respectively, a decrease of 9%, or 225. For the six months ended June 30, 2026 and 2025, ad supported listener hours were 4,576 and 4,932, respectively, a decrease of 7%, or 356. The decreases were primarily driven by the decline in monthly active users.
RPM is a key indicator of our ability to monetize advertising inventory created by listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.

For the three months ended June 30, 2026 and 2025, RPM was $87.67 and $85.97, respectively. For the six months ended June 30, 2026 and 2025, RPM was $85.94 and $86.57, respectively. The increase for the three month period was driven by a slower rate of decline in demand correlated with a decline in listener hours. The decrease for the six month period was driven by lower inventory volumes correlated with a decline in listener hours and increased competition for digital advertising spend resulting in lower demand for streaming music.
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
For the three months ended June 30, 2026 and 2025, adjusted EBITDA was $691 and $668, respectively, an increase of 3%, or $23. For the six months ended June 30, 2026 and 2025, adjusted EBITDA was $1,357 and $1,297, respectively, an increase of 5%, or $60. The increases were driven by higher subscriber and advertising revenue as well as lower cost of services, product and technology and general and administrative expenses driven by disciplined cost management and operational efficiency. These gains were partially offset by higher sales and marketing expense and subscriber acquisition costs associated with our migration to our next generation chipset.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2026 and 2025, free cash flow was $593 and $402, respectively, an increase of 48%, or $191. For the six months ended June 30, 2026 and 2025, free cash flow was $764 and $458, respectively, an increase of 67%, or $306. The increases were driven by higher adjusted EBITDA, lower cash taxes paid as well as favorable timing of vendor payments and capital expenditures.

Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the six months ended June 30, 2026 compared with the six months ended June 30, 2025.

	For the Six Months Ended June 30,
(in millions)	2026	2025	2026 vs 2025
Net cash provided by operating activities	$993	$788	$205
Net cash used in investing activities	(325)	(397)	72
Net cash used in financing activities	(588)	(461)	(127)
Net decrease in cash, cash equivalents and restricted cash	80	(70)	150
Cash, cash equivalents and restricted cash at beginning of period	102	170	(68)
Cash, cash equivalents and restricted cash at end of period	$182	$100	$82
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $205 to $993 for the six months ended June 30, 2026 from $788 for the six months ended June 30, 2025.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the six months ended June 30, 2026 were primarily due to spending for capitalized software and hardware, the construction of satellites, acquisitions of tax-effective investments for total cash consideration of $76 and a cost method investment for total cash consideration of $20. Cash flows used in investing activities in the six months ended June 30, 2025 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective investments for total cash consideration of $68. We spent $168 and $205 on capitalized software and hardware as well as $56 and $111 to construct satellites during the six months ended June 30, 2026 and 2025, respectively.
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
Cash flows used in financing activities in the six months ended June 30, 2026 were primarily due to the repayment of $2,328 of debt, the payment of cash dividends of $182, the purchase and retirement of shares of our common stock under our repurchase program of $28 and the payment of $39 for taxes in lieu of shares issued for share-based compensation, partially offset by proceeds from debt borrowings of $1,989. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to the Delayed Draw Incremental Term Loan and the Credit Facility (as defined in Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under the Credit Facility.  As of June 30, 2026, $1,900 was available for future borrowing under the Credit Facility. We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short and long-term funding needs, including upcoming maturities of debt, amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases and dividend payments and to pursue strategic opportunities.
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

Stock Repurchase Program
Following the closing of the Transactions, on September 9, 2024, our board of directors authorized for repurchase an aggregate of $1,166 of our common stock. The board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions. As of June 30, 2026, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 8 shares for $170, and $996 remained available for additional repurchases under our existing stock repurchase program authorization.
Dividend
On July 22, 2026, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on August 26, 2026 to stockholders of record as of the close of business on August 10, 2026.
Debt Covenants
The credit agreement governing the Credit Facility includes restrictive covenants.  In addition, the indentures governing SiriusXM’s senior notes also contain covenants that, among other things, limit SiriusXM’s ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate or transfer, lease, assign or otherwise dispose of all or substantially all of Sirius XM Radio LLC’s assets.  As of June 30, 2026, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Adjusted EBITDA - EBITDA is defined as net income (loss) before interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA is a Non-GAAP financial measure that excludes or adjusts for the impact of other expense (income), gain/loss on extinguishment of debt, impairment, restructuring and other costs, other non-cash charges such as share-based payment expense and legal settlements and reserves (if applicable). We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. As a result of large capital investments in our satellite radio system, our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of the legal settlements and reserves, impairment, restructuring and other costs, to the extent they occur during the period, is useful as they are significant expenses not incurred as part of our normal operations for the period.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income:	$239	$205	$484	$409
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	—	28	1	28
Impairment, restructuring and other costs	6	107	12	155
Share-based payment expense (1)	48	47	102	97
Depreciation and amortization	165	121	316	265
Interest expense	112	116	224	233
Other expense (income), net	48	(15)	64	(14)
Income tax expense	73	59	154	124
Adjusted EBITDA	$691	$668	$1,357	$1,297
(1)Allocation of share-based payment expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Programming and content	$9	$10	$22	$19
Customer service and billing	2	2	3	3
Transmission	1	1	3	3
Sales and marketing	12	12	23	26
Product and technology	9	8	19	18
General and administrative	15	14	32	28
Total share-based payment expense	$48	$47	$102	$97

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cash Flow Information
Net cash provided by operating activities	$722	$546	$993	$788
Net cash used in investing activities	(152)	(162)	(325)	(397)
Net cash used in financing activities	(471)	(419)	(588)	(461)
Free Cash Flow
Net cash provided by operating activities	722	546	993	788
Additions to property and equipment	(130)	(145)	(235)	(334)
Sales of other investments	1	1	6	4
Free Cash Flow	$593	$402	$764	$458
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Subscriber acquisition costs, excluding connected vehicle services	$109	$107	$209	$207
Less: margin from sales of radios and accessories, excluding connected vehicle services	(35)	(44)	(74)	(83)
	$74	$63	$135	$124
Installations (in thousands)	3,510	3,519	6,740	6,775
SAC, per installation (a)	$21.32	$18.04	$20.11	$18.43
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long- and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of June 30, 2026, we had $100 million principal amount of variable rate debt with a weighted average interest rate of 5.2% and $9,325 million principal amount of fixed rate debt with a weighted average interest rate of 4.6%.
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

As of June 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 14 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

The following risk factor supplements the Risk Factors previously disclosed in response to Part I, “Item 1A. Risk
Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025 which was filed with the Securities and
Exchange Commission on February 5, 2026.
Increases in the cost of memory used in our satellite radio modules and other components included in our satellite radios could reduce equipment revenue and adversely affect our business.
We have experienced, and may continue to experience, increased costs for memory used in our satellite radio modules that are essential components of our satellite radios. These costs have adversely affected, and may continue to adversely affect, our equipment revenue. The memory and other components are subject to price fluctuations driven by factors largely outside our control, including global supply and demand imbalances, capacity constraints at manufacturing facilities, increased AI-driven demand, tariffs or trade restrictions imposed on manufacturing and other inputs, and geopolitical disruptions affecting the concentrated regions where these components are produced. If memory or other component costs remain elevated or we are unable to mitigate the cost increases, our equipment revenue could be further reduced, and in the longer term, our subscriber acquisition costs could increase, adversely affecting our business.

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
As of June 30, 2026, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 8 million shares for $170 million, and $996 million remained available for additional repurchases under our existing stock repurchase program authorization.
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2026 - April 30, 2026	—	$—	—	$1,002,577,164
May 1, 2026 - May 31, 2026	—	$—	—	$1,002,577,164
June 1, 2026 - June 30, 2026	229,895	$28.10	229,895	$996,117,298
Total	229,895	$28.10	229,895
(a)These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
Rule 10b5-1 Plan Elections

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1
Amendment No. 1 to The Sirius XM Holdings Inc. 2024 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 1, 2026 (File No. 001-34295).

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

SIRIUS XM HOLDINGS INC.

Dated:	July 30, 2026	By:	/s/ ZAC COUGHLIN
Zac Coughlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)