Form 10-Q
period 2026-09-30
SIRIUS XM HOLDINGS INC.
filed 2026-10-29
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

(Class)	(Outstanding as of October 27, 2026)
Common stock, $0.001 par value	336,486,715	shares

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue:
Subscriber revenue	$1,630	$1,629	$4,880	$4,860
Advertising revenue	456	455	1,317	1,281
Equipment revenue	36	43	113	130
Other revenue	31	32	94	94
Total revenue	2,153	2,159	6,404	6,365
Operating expenses:
Cost of services:
Revenue share and royalties	726	721	2,145	2,130
Programming and content	143	154	439	458
Customer service and billing	109	116	325	339
Transmission	48	49	144	144
Cost of equipment	1	2	4	6
Subscriber acquisition costs	107	107	316	314
Sales and marketing	179	186	554	561
Product and technology	64	62	189	191
General and administrative	121	119	379	407
Depreciation and amortization	166	141	482	406
Impairment, restructuring and other costs	10	9	22	164
Total operating expenses	1,674	1,666	4,999	5,120
Income from operations	479	493	1,405	1,245
Other income (expense), net
Interest expense	(109)	(115)	(333)	(348)
Other income (expense), net	46	10	(18)	24
Total other expense	(63)	(105)	(351)	(324)
Income before income taxes	416	388	1,054	921
Income tax expense	(99)	(91)	(253)	(215)
Net income	317	297	801	706
Net income per common share:
Basic	$0.94	$0.88	$2.38	$2.09
Diluted	$0.78	$0.84	$2.32	$1.99
Weighted average common shares outstanding:
Basic	337	337	337	338
Diluted	363	356	361	357

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$317	$297	$801	$706
Credit risk on fair value debt instrument gains (losses), net of tax	3	—	(2)	(7)
Foreign currency translation adjustment, net of tax	—	(2)	(3)	3
Total comprehensive income	$320	$295	$796	$702

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$210	$94
Receivables, net	723	761
Related party current assets	26	25
Prepaid expenses and other current assets	232	218
Total current assets	1,191	1,098
Property and equipment, net	2,338	2,260
FCC licenses	8,610	8,610
Other intangible assets, net	1,363	1,455
Goodwill	12,390	12,390
Equity method investments	844	941
Other long-term assets	455	483
Total assets	$27,191	$27,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,205	$1,290
Accrued interest	109	171
Current portion of deferred revenue	936	976
Current maturities of debt	1,250	1,058
Other current liabilities	46	47
Related party current liabilities	124	111
Total current liabilities	3,670	3,653
Long-term deferred revenue	93	92
Long-term debt, including $613 and $579 measured at fair value at September 30, 2026 and December 31, 2025, respectively (Note 11)	8,066	8,648
Deferred tax liabilities	2,314	2,238
Other long-term liabilities	901	1,043
Total liabilities	15,044	15,674
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, par value $0.001 per share; 900 shares authorized; 337 and 335 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Accumulated other comprehensive loss, net of tax	(55)	(50)
Additional paid-in capital	61	—
Treasury stock, at cost; 23 thousand and 45 thousand shares of common stock at September 30, 2026 and December 31, 2025, respectively	(1)	(1)
Retained earnings	12,142	11,614
Total stockholders’ equity	12,147	11,563
Total liabilities and stockholders’ equity	$27,191	$27,237

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Three Months Ended September 30, 2026
	Common Stock					Treasury Stock
	Shares	Amount	Retained earnings	Accumulated other comprehensive (loss) income	Additional Paid-in Capital	Shares	Amount	Total equity
(in millions)
Balance at June 30, 2026	337	$—	$11,916	$(58)	$51	$—	$(1)	$11,908
Net income	—	—	317	—	—	—	—	317
Other comprehensive income	—	—	—	3	—	—	—	3
Share-based compensation	—	—	—	—	54	—	—	54
Exercise of options and RSU vestings in period	1	—	—	—	—	—	—	—
Withholding taxes on net share settlements of share-based compensation	—	—	—	—	(11)	—	—	(11)
Dividends paid	—	—	(91)	—	—	—	—	(91)
Shares repurchased	—	—	—	—	—	1	(33)	(33)
Shares retired	(1)	—	—	—	(33)	(1)	33	—
Balance at September 30, 2026	337	$—	$12,142	$(55)	$61	$—	$(1)	$12,147
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the Nine Months Ended September 30, 2026
	Common Stock					Treasury Stock
	Shares	Amount	Retained earnings	Accumulated other comprehensive loss	Additional Paid-in Capital	Shares	Amount	Total equity
(in millions)
Balance at December 31, 2025	335	$—	$11,614	$(50)	$—	—	$(1)	$11,563
Net income	—	—	801	—	—	—	—	801
Other comprehensive loss	—	—	—	(5)	—	—	—	(5)
Share-based compensation	—	—	—	—	171	—	—	171
Exercise of options and RSU vestings in period	4	—	—	—	—	—	—	—
Withholding taxes on net share settlements of share-based compensation	—	—	—	—	(50)	—	—	(50)
Dividends paid	—	—	(273)	—	—	—	—	(273)
Shares repurchased	—	—	—	—	—	2	(60)	(60)
Shares retired	(2)	—	—	—	(60)	(2)	60	—
Balance at September 30, 2026	337	$—	$12,142	$(55)	$61	—	$(1)	$12,147
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$801	$706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	482	406
Non-cash impairment and restructuring costs	—	109
Non-cash interest expense, net of amortization of premium	13	13
Realized and unrealized loss (gains) on financial instruments, net	33	(7)
Share of losses of equity method investments, net	100	85
Share-based payment expense	140	140
Deferred income tax expense	76	56
Amortization of right-of-use assets	31	32
Other charges, net	33	28
Changes in operating assets and liabilities:
Receivables and other assets	11	(69)
Deferred revenue	(39)	(38)
Payables and other liabilities	(231)	(243)
Net cash provided by operating activities	1,450	1,218
Cash flows from investing activities:
Additions to property and equipment	(401)	(509)
Other investing activities, net	(108)	(79)
Net cash used in investing activities	(509)	(588)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(50)	(27)
Revolving credit facility borrowings	997	1,282
Revolving credit facility repayments	(1,017)	(1,252)
Proceeds from long-term borrowings, net of costs	1,232	—
Repayments of long-term borrowings	(1,653)	(345)
Common stock repurchased and retired	(61)	(91)
Dividends paid	(273)	(274)
Other financing activities, net	—	(6)
Net cash used in financing activities	(825)	(713)
Net increase (decrease) in cash, cash equivalents and restricted cash	116	(83)
Cash, cash equivalents and restricted cash at beginning of period (1)	102	170
Cash, cash equivalents and restricted cash at end of period (1)	$218	$87

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Nine Months Ended September 30,
(in millions)	2026	2025
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$378	$433
Income taxes paid	$52	$119
Non-cash investing and financing activities:
Tax equity investments	$7	$14

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

	As of September 30,
(in millions)	2026	2025
Cash and cash equivalents	$210	$79
Restricted cash included in Other long-term assets	8	8
Total cash, cash equivalents and restricted cash at end of period	$218	$87

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)

(1)Business & Basis of Presentation
General
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. In the opinion of our management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been made. Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 5, 2026.
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
Sirius XM Holdings also sells advertising on other audio platforms and in widely distributed podcasts, which it considers to be off-platform services. Sirius XM Holdings has an arrangement with SoundCloud Holdings, LLC (“SoundCloud”) to be its exclusive ad sales representative in the U.S. and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. In addition, Sirius XM Holdings is the exclusive audio advertising representative for YouTube audio advertising inventory in the U.S. It also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., Sirius XM Holdings provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.
Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We do not expect this ASU to have a material impact on our consolidated financial statements. We are currently evaluating the effect of adopting this new accounting guidance on our expense-related disclosures.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
Recently Adopted Accounting Policies
ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. In November 2024, the FASB issued ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update was effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. This update does not have a material effect on our consolidated financial statements.

(2)Net Income per Share
Basic net income per common share is calculated by dividing the income available to common stockholders by the weighted average common shares outstanding during each reporting period.  Diluted net income per common share adjusts the weighted average number of common shares outstanding for the potential dilution that could occur if common stock equivalents (stock options, restricted stock units and convertible debt) were exercised or converted into common stock, calculated using the treasury stock method. We had no participating securities during the three and nine months ended September 30, 2026 and 2025.
Common stock equivalents of 14 and 21 for the three months ended September 30, 2026 and 2025, respectively, and 17 and 29 for the nine months ended September 30, 2026 and 2025, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income available to common stockholders for basic net income per common share	$317	$297	$801	$706
Effect of assumed conversions of convertible notes, net of tax	(35)	1	37	5
Net income available to common stockholders for dilutive net income per common share	$282	$298	$838	$711
Denominator:
Weighted average common shares outstanding for basic net income per common share	337	337	337	338
Weighted average impact of assumed conversion of convertible notes	19	18	19	18
Weighted average impact of dilutive equity instruments	7	1	5	1
Weighted average shares for diluted net income per common share	363	356	361	357
Net income per common share:
Basic	$0.94	$0.88	$2.38	$2.09
Diluted	$0.78	$0.84	$2.32	$1.99

(3)Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of September 30, 2026 and December 31, 2025, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. Due to the variable rate nature of the Credit Facility (including the Delayed Draw Incremental Term Loan), each as defined in Note 11, we believe that the carrying amount approximated fair value at September 30, 2026 and December 31, 2025. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:
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
Our assets and liabilities measured at fair value were as follows:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$140	$—	$—	$140	$—	$—	$—	$—
Financial instruments(a)	$52	$—	$—	$52	$56	$—	$—	$56
Debt (b)	$—	$613	$—	$613	$—	$579	$—	$579
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Debt measured at fair value (a)	41	3	(33)	7
Total	$41	$3	$(33)	$7
(a)We elected to account for the Convertible Notes using the fair value option. The Convertible Notes are the obligation of Sirius XM Holdings. SiriusXM is not an obligor or guarantor of the Convertible Notes. Changes in the fair value of the Convertible Notes recognized in the unaudited consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is convertible. We isolate the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognize such amount in other comprehensive earnings (loss). The change in the fair value of the Convertible Notes attributable to changes in the instrument specific credit risk was a gain of $3 and loss of $1 for the three months ended September 30, 2026 and 2025, respectively, and a loss of $2 and $7 for the nine months ended September 30, 2026 and 2025, respectively. The cumulative change in fair value since issuance was a loss of $21 as of September 30, 2026, net of the recognition of previously unrecognized gains and losses.

(4)Impairment, Restructuring and Other Costs
During the three and nine months ended September 30, 2026, impairment, restructuring and other costs were $10 and $22, respectively. During the three months ended September 30, 2026, we recorded $5 associated with restructuring charges and $5 associated with severance and other employee costs. During the nine months ended September 30, 2026, we recorded $14 associated with restructuring charges and $8 associated with severance and other employee costs.
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
Receivables, net, consists of the following:

	September 30, 2026	December 31, 2025
Gross customer accounts receivable	$644	$679
Allowance for doubtful accounts	(12)	(8)
Customer accounts receivable, net	$632	$671
Receivables from distributors	61	46
Other receivables	30	44
Total receivables, net	$723	$761

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
As of September 30, 2026, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, the cumulative balance of goodwill impairments recorded was $3,775, of which $2,819 was recognized during the year ended December 31, 2024 and is included in the carrying amount of the goodwill allocated to our SiriusXM reporting unit and $956 was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of each of September 30, 2026 and December 31, 2025, the carrying amount of goodwill for our SiriusXM and Pandora and Off-platform reporting units was $11,431 and $959, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
(7)Intangible Assets
Our intangible assets include the following:

		September 30, 2026			December 31, 2025
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Recorded to SiriusXM Reporting Unit:
Indefinite life intangible assets:
FCC licenses	Indefinite	$8,610	$—	$8,610	$8,610	$—	$8,610
Trademarks	Indefinite	930	—	930	930	—	930
Definite life intangible assets:
Customer relationships	15 years	570	(524)	46	570	(494)	76
OEM relationships	15 years	220	(189)	31	220	(178)	42
Licensing agreements	15 years	285	(270)	15	285	(260)	25
Software and technology	7 years	29	(26)	3	29	(26)	3
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(422)	20	442	(383)	59
Software and technology	5 years	391	(385)	6	391	(383)	8
Total intangible assets		$11,789	$(1,816)	$9,973	$11,789	$(1,724)	$10,065

Indefinite Life Intangible Assets
We have identified our Federal Communications Commission (“FCC”) licenses and XM and Pandora trademarks as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.
We hold FCC licenses to use 35 MHz of contiguous spectrum to operate our satellite digital audio radio service, provide ancillary services and services in the adjacent bands. Each of the FCC licenses authorizes us to use radio spectrum, a reusable resource that does not deplete or exhaust over time. These FCC licenses allow us the use of 25 MHz for our Sirius and XM satellite networks (one license for 12.5 MHz for the Sirius network at 2320-2332.5 MHz and one license for 12.5 MHz for the XM network at 2332.5-2345 MHz). In 2024, we acquired 29 licenses in the Wireless Communications Service (“WCS”) C and D Blocks. This WCS spectrum consists of 5 MHz of unpaired blocks each, with “C block” located at 2315-2320 MHz and “D block” located at 2345-2350 MHz.
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of September 30, 2026, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the three and nine months ended September 30, 2026 and 2025.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $30 for each of the three months ended September 30, 2026 and 2025, and $92 for each of the nine months ended September 30, 2026 and 2025. There were no retirements or impairments of definite lived intangible assets during the nine months ended September 30, 2026 and 2025.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
The expected amortization expense for each of the fiscal years 2026 through 2030 and for periods thereafter is as follows:

Years ending December 31,	Amount
2026 (remaining)	$31
2027	75
2028	15
2029	—
2030	—
Thereafter	—
Total definite life intangible assets, net	$121

(8)Property and Equipment
Property and equipment, net, consists of the following:

	September 30, 2026	December 31, 2025
Satellite system	$2,236	$1,931
Capitalized software and hardware	2,863	2,854
Construction in progress	667	565
Other	763	725
Total property and equipment	6,529	6,075
Accumulated depreciation	(4,191)	(3,815)
Property and equipment, net	$2,338	$2,260
Construction in progress consists of the following:

	September 30, 2026	December 31, 2025
Satellite system	$237	$413
Capitalized software and hardware	364	74
Other	66	78
Construction in progress	$667	$565
Depreciation and amortization expense on property and equipment was $136 and $110 for the three months ended September 30, 2026 and 2025, respectively, and $390 and $313 for the nine months ended September 30, 2026 and 2025, respectively. During March 2026, in connection with our decision to accelerate the retirement of our Sirius FM-6 satellite and the FCC grant of special temporary authority to support relocation and decommissioning-related activities for FM-6, we revised the remaining useful life of Sirius FM-6 from November 2028 to December 2026. This change was accounted for prospectively as a change in accounting estimate and resulted in an increase to depreciation expense of $19 and $41 for the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2026, we retired property and equipment of $6 and $14, respectively. No property and equipment was retired during the three and nine months ended September 30, 2025.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $5 for each of the three months ended September 30, 2026 and 2025, and $15 and $18 for the nine months ended September 30, 2026 and 2025, respectively, which related to the construction of our SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $11 for each of the three months ended September 30, 2026 and 2025, and $33 and $31 for the nine months ended September 30, 2026 and 2025, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
Satellites
As of September 30, 2026, we operated a fleet of seven satellites, two of which are in-orbit spare satellites and one of which is in the process of being retired.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of September 30, 2026:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2030
SIRIUS FM-6	2013	2026(1)	2030
XM-5	2010	2025	2026(2)
SXM-8	2021	2036	2029
SXM-9	2025	2040	2033
SXM-10	2025	2040	2033
SXM-11	2026	2041	2034
(1)The useful life of Sirius FM-6 was changed from November 2028 to December 2026 and was accounted for as a change in accounting estimate.
(2)We filed an application with the FCC to extend the license for our XM-5 satellite during the quarter ended September 30, 2026 and expect it to be granted routinely.
On September 10, 2026, our SXM-11 satellite was successfully placed into service. The SXM-11 satellite replaced our XM-5 satellite which remains available as an in-orbit spare. Our SXM-12 satellite, which is currently under construction, is expected to replace our Sirius FM-5 satellite.

(9)Leases
We have operating and finance leases for offices, terrestrial repeaters, data centers and certain equipment. Our leases have remaining lease terms of less than one year to 16 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. We elected the practical expedient to account for the lease and non-lease components as a single component. Additionally, we elected the practical expedient to not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.
The components of lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$12	$14	$39	$41
Finance lease cost	1	2	4	5
Sublease income	—	—	(2)	(2)
Total lease cost	$13	$16	$41	$44

(10)Related Party Transactions
In the normal course of business, we enter into transactions with our equity method investments (tax equity investments, Sirius XM Canada and SoundCloud) which are considered related party transactions.
Tax Equity Investments
We made tax-efficient investments of $20 and $17 during the three months ended September 30, 2026 and 2025, respectively, and $96 and $85 during the nine months ended September 30, 2026 and 2025, respectively, in clean energy technology projects. Effective January 1, 2024, we adopted ASU 2023-02 using the modified retrospective approach and now account for these investments under the proportional amortization method. As of September 30, 2026, the unamortized

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
investment balance of these investments totaled $670 and was reported within Equity method investments in our unaudited consolidated balance sheets. Under the proportional amortization method, the investment balance is amortized over the term of the investments in proportion to the current period income tax benefits relative to the total expected income tax benefits. Additionally, we recorded liabilities of $559 related to future contractual and contingent payments which we determined to be probable. Of this amount, $124 is presented in Related party current liabilities with the remaining balance included in Other long-term liabilities in our unaudited consolidated balance sheets.

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
Our Equity method investments as of September 30, 2026 and December 31, 2025 included the carrying value of our investment balance in Sirius XM Canada of $103 and $100, respectively, and, as of September 30, 2026 and December 31, 2025, also included $6 and $8, respectively, for the long-term value of the outstanding loan to Sirius XM Canada.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of operations of $25 and $24 during the three months ended September 30, 2026 and 2025, respectively, and $77 and $71 during the nine months ended September 30, 2026 and 2025, respectively.

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
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the U.S. and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $13 for each of the three months ended September 30, 2026 and 2025, and $36 and $39 for the nine months ended September 30, 2026 and 2025, respectively. We also had related party liabilities of $17 and $12 as of September 30, 2026 and December 31, 2025, respectively, related to this agreement.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
(11)Debt
Our debt as of September 30, 2026 and December 31, 2025 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	September 30, 2026	September 30, 2026	December 31, 2025
Sirius XM Holdings notes and loans:
Sirius XM Holdings(b)	March 2023	3.75% Convertible Senior Notes	March 15, 2028	Semi-annually in arrears on March 15 and September 15	$575	$613	$579
Sirius XM Radio LLC notes and loans:
Sirius XM(c)	September 2024	Incremental Term Loan (the “Delayed Draw Incremental Term Loan”)	September 9, 2027	variable fee paid quarterly	—	—	400
Sirius XM	December 2012	Senior Secured Revolving Credit Facility (the “Credit Facility”)	August 31, 2030	variable fee paid quarterly	—	—	20
Sirius XM(c) (d)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	—	—	999
Sirius XM(c) (e)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,250	1,249	1,497
Sirius XM(c)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,994	1,991
Sirius XM(c)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,245	1,244
Sirius XM(c)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,493	1,492
Sirius XM(c)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,491	1,490
Sirius XM(c) (f)	March 2026	5.875% Senior Notes	April 15, 2032	semi-annually on April 15 and October 15	1,250	1,237	—
Sirius XM	Various	Finance leases	Various	n/a	n/a	1	5
Total debt						9,323	9,717
Less: total current maturities (g)						1,250	1,058
Less: total deferred financing costs, net						7	11
Total long-term debt						$8,066	$8,648
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
(d)A portion of the net proceeds from the 5.875% Senior Notes due 2032 (“2032 Notes”) offering, together with cash on hand, were used to repurchase approximately $499 of Sirius XM Radio LLC’s outstanding 3.125% Senior Unsecured Notes due 2026 (the “2026 Notes”) pursuant to a tender offer (the “Tender Offer”) completed by Sirius XM Radio LLC on March 5, 2026. On March 10, 2026, Sirius XM Radio LLC satisfied and discharged (the “Satisfaction and Discharge”) the remaining 2026 Notes and related note guarantees and the indenture governing the 2026 Notes by depositing with the trustee sufficient funds in U.S. treasuries to pay the outstanding principal amount and accrued interest to the maturity date with respect to the 2026 Notes that remained outstanding after the Tender Offer, in accordance with the terms of the indenture governing the 2026 Notes. Upon completion of the Satisfaction and Discharge, the 2026

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
Notes and the related note guarantees and indenture governing the 2026 Notes and the obligations of Sirius XM Radio LLC and the guarantors were discharged and ceased to have further effect (except for the provisions of the indenture governing the 2026 Notes that such indenture expressly provides survives). The aggregate repurchase price for the 2026 Notes purchased in the Tender Offer and the amount necessary to complete the Satisfaction and Discharge was $997, which included the principal amount of $1,000, a discount of $3 and accrued interest of $1. We recognized a pre-tax gain of $2 on the extinguishment, including the discount mentioned above, related fees and the write-off of unamortized deferred financing costs and discount, included within Other (expense) income, net on our consolidated statements of operations during the nine months ended September 30, 2026.
(e)On March 29, 2026 (with payment made on March 30, 2026 due to the redemption date being a non-business day), Sirius XM Radio LLC redeemed $250 in outstanding principal amount of the 5.00% Senior Notes due 2027 for an aggregate purchase price, including interest, of $252. Sirius XM Radio LLC used a portion of the net proceeds from the 2032 Notes offering, together with cash on hand, to complete such redemption. We recognized a loss on extinguishment of debt of less than $1, consisting primarily of unamortized discount and deferred financing fees, included within Other (expense) income, net on our consolidated statements of operations during the nine months ended September 30, 2026.
(f)On March 4, 2026, Sirius XM Radio LLC issued $1,250 aggregate principal amount of the 2032 Notes with a net original issue discount and deferred financing costs in aggregate of $18.
(g)Current maturities as of September 30, 2026, includes the 5.00% Senior Notes due 2027 and finance leases. Current maturities as of December 31, 2025, includes the 3.125% Senior Notes due 2026, $55 of the Delayed Draw Incremental Term Loan and finance leases.
Sirius XM Holdings notes and loans:
3.75% Convertible Senior Notes due 2028
On March 10, 2023, Liberty Media issued $575 aggregate principal amount of its 3.75% convertible notes due 2028 (the “Convertible Notes”). In connection with the Transactions, we assumed all of the obligations of Liberty Media under the indenture governing the Convertible Notes. The Convertible Notes accrue interest at a rate of 3.75% per annum and mature on March 15, 2028. As of September 30, 2026, the conversion rate for the Convertible Notes was 32.5311 shares (not in millions) of our common stock per $1,000 principal amount (not in millions) of Convertible Notes, equivalent to a conversion price of approximately $30.74 per share of our common stock (not in millions).
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
Sirius XM Radio LLC notes and loans:
The Credit Facility
On August 20, 2025, Sirius XM Radio LLC entered into an amendment to, among other things, increase the Credit Facility to $2,000 and extend its maturity to August 31, 2030. Sirius XM Radio LLC’s obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and by Sirius XM Inc. and

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
are secured by a lien on substantially all of Sirius XM Radio LLC’s assets and the assets of its material domestic subsidiaries. Borrowings bear interest at the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate determined by Sirius XM Radio LLC’s debt to operating cash flow ratio, and we pay a variable commitment fee on unused commitments of 0.25% per annum as of September 30, 2026. The amendment also adds a springing maturity feature which will automatically accelerate the maturity date of the Credit Facility to a date 91 days prior to the stated maturity of certain of Sirius XM Radio LLC’s long-term debt instruments, including Sirius XM Radio LLC’s 2026, 2027, 2028, 2029 and 2030 Senior Notes and the Delayed Draw Incremental Term Loan, if at such date Sirius XM Radio LLC does not have sufficient liquidity to repay the maturing obligations. Liquidity for this test is defined as the sum of (i) unrestricted cash and cash equivalents and (ii) available borrowing capacity under the Credit Facility.
On January 26, 2024, Sirius XM Radio LLC entered into an amendment to the Credit Facility to, among other things, incorporate a $1,100 Delayed Draw Incremental Term Loan. Interest on the Delayed Draw Incremental Term Loan was based on SOFR plus an applicable rate. On September 3, 2024, Sirius XM Radio LLC entered into a technical amendment to the Credit Facility to add a parent guarantee from Sirius XM Inc. to the Credit Facility in connection with the conversion of Sirius XM Radio Inc. into a Delaware limited liability company. On June 30, 2026, the Delayed Draw Incremental Term Loan was retired with cash for 100% of the remaining principal amount plus accrued and unpaid interest to the date of retirement. We recognized a loss on extinguishment of debt of $3, consisting of unamortized deferred financing fees, included within Other (expense) income, net on our consolidated statements of operations during the three months ended September 30, 2026.
As of September 30, 2026, no amount was outstanding under the Credit Facility.
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

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)

	September 30, 2026	December 31, 2025
3.125% Senior Notes due 2026	$—	$989
5.00% Senior Notes due 2027	$1,239	$1,496
4.00% Senior Notes due 2028	$1,920	$1,948
5.50% Senior Notes due 2029	$1,220	$1,256
4.125% Senior Notes due 2030	$1,365	$1,425
3.875% Senior Notes due 2031	$1,302	$1,376
5.875% Senior Notes due 2032	$1,172	$—

(12)Equity
Common Stock, par value $0.001 per share
We are authorized to issue up to 900 shares of common stock. There were 337 and 335 shares of common stock issued and outstanding at September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, there were 33 shares of common stock reserved for issuance in connection with outstanding stock-based awards to members of our board of directors, employees and third parties.
Sirius XM Holdings equity activity
Quarterly Dividends
During the nine months ended September 30, 2026 and 2025, our board of directors declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
2026 dividends
January 29, 2026	$0.27	February 11, 2026	$91	February 27, 2026
April 23, 2026	$0.27	May 11, 2026	$91	May 27, 2026
July 22, 2026	$0.27	August 10, 2026	$91	August 26, 2026

2025 dividends
January 22, 2025	$0.27	February 7, 2025	$91	February 25, 2025
April 16, 2025	$0.27	May 9, 2025	$92	May 28, 2025
July 23, 2025	$0.27	August 8, 2025	$91	August 27, 2025
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
As of September 30, 2026, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 9 shares for $203, of which 2 shares were repurchased during the nine months ended September 30, 2026 for $60 and $963 remained available for additional repurchases under our existing stock repurchase program authorization.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
The following table summarizes our total share repurchase activity for the nine months ended:

	September 30, 2026		September 30, 2025
Share Repurchase Type	Shares	Amount (a)	Shares	Amount
Open Market Repurchases	2	$60	4	$90
a.As of September 30, 2026, $1 of common stock repurchases had not settled, nor been retired, and were recorded as Treasury stock within our unaudited consolidated balance sheets and unaudited consolidated statements of stockholders’ equity.

(13)Benefit Plans

Included in the accompanying unaudited consolidated statements of operations are the following amounts of share-based compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of services:
Programming and content	$7	$9	$29	$28
Customer service and billing	1	1	4	4
Transmission	2	1	5	5
Sales and marketing	10	10	33	36
Product and technology	8	8	27	26
General and administrative	10	13	42	41
	$38	$42	$140	$140
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
At the time of the Split-Off, outstanding stock options to purchase shares of SplitCo common stock were accelerated and became fully vested and exchanged into stock options to purchase shares of our common stock adjusted based on the exchange ratio identified in the Liberty Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “SplitCo Award Exchange Ratio”). The RSAs and RSUs with respect to shares of SplitCo common stock accelerated, became fully vested, and are treated as outstanding shares of our common stock and as such were exchanged into shares of our common stock based on the SplitCo Award Exchange Ratio. Following the Split-Off, a portion of the outstanding stock options to purchase shares of our common stock are to be settled in cash as the underlying shares were not registered, and therefore these awards were classified as liability awards and will be remeasured at each reporting date. As of September 30, 2026, we recognized a liability of $1 related to these awards which is recorded in Accounts payable and accrued expenses in our unaudited consolidated balance sheets.

Sirius XM Holdings Awards
2024 Long-Term Stock Incentive Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. 2024 Long-Term Stock Incentive Plan (as amended from time to time, the “2024 Plan”). Employees, consultants and non-employee members of Sirius XM Holdings’ board of directors are eligible to receive awards under the 2024 Plan. The 2024 Plan provides for the grant of stock options, stock appreciation rights (“SARs”), RSAs, RSUs and other stock-based awards that the compensation committee of our board of directors deems appropriate. Stock-based awards granted under the 2024 Plan are

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
generally subject to a graded vesting requirement. Stock options generally expire ten years from the date of grant. RSUs include performance-based RSUs (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee’s continued employment. Each RSU entitles the holder to receive one share of common stock upon vesting. On May 28, 2026, our stockholders approved Amendment No. 1 to the 2024 Plan, which increased the aggregate number of shares of common stock reserved for issuance in connection with outstanding stock-based awards by 7. As of September 30, 2026, 24 shares of our common stock were available for future grants under the 2024 Plan.
Transitional Stock Adjustment Plan
In connection with the Transactions, Liberty Media, as the sole stockholder of SplitCo, approved the Sirius XM Holdings Inc. Transitional Stock Adjustment Plan (the “Transitional Plan”). Current and former employees and consultants of Liberty Media and certain Qualifying Subsidiaries (as such term is defined in the Transitional Plan) or a member of the board of directors of Liberty Media or a Qualifying Subsidiary and in each case, who, as of September 9, 2024, (a) held an outstanding option of any series of Liberty Media’s Liberty SiriusXM common stock (a “Liberty Media SiriusXM Option Award”) pursuant to a Liberty Media Incentive Plan (as such term is defined in the Transitional Plan) and (b) received an option under the Transitional Plan in accordance with the terms of the Reorganization Agreement were eligible to receive awards under the Transitional Plan. As of September 30, 2026, 3 shares of our common stock were reserved for issuance in connection with outstanding stock based awards in connection with the Transitional Plan.
Other Plans
We maintain two share-based benefit plans in addition to the 2024 Plan and the Transitional Plan — the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan and the Pandora Media, Inc. 2011 Equity Incentive Plan. Excluding dividend equivalent units granted as a result of a declared dividend, no further awards may be made under these plans.
There were no options granted during the three and nine months ended September 30, 2026 and 2025.
The following table summarizes stock option activity under our share-based plans for the nine months ended September 30, 2026:

	Options	WAEP	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	15	$50.10
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(2)	$46.43
Outstanding as of September 30, 2026	13	$50.63	3.01	$—
Exercisable as of September 30, 2026	13	$51.29	2.71	$—
The total intrinsic value of stock options exercised was less than $1 during each of the nine months ended September 30, 2026 and 2025.  During the nine months ended September 30, 2026, the number of net settled shares issued as a result of stock option exercises was less than 1.
The following table summarizes the RSU, including PRSU, activity under our share-based plans for the nine months ended September 30, 2026:

	Shares	GDFV Per Share
Nonvested as of January 1, 2026	16	$30.74
Granted	11	$21.70
Vested	(6)	$31.60
Forfeited	(2)	$25.52
Nonvested as of September 30, 2026	19	$25.55
The total intrinsic value of RSUs, including PRSUs, vesting during the nine months ended September 30, 2026 and 2025 was $143 and $71, respectively. During the nine months ended September 30, 2026, the number of net settled shares issued as

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
a result of RSUs vesting totaled 4. During the nine months ended September 30, 2026, we granted less than 1 PRSUs to certain employees. We believe it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the nine months ended September 30, 2026, we granted 1 RSUs, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the nine months ended September 30, 2026.
Total unrecognized compensation costs related to unvested share-based payment awards for our stock options and RSUs, including PRSUs, granted to employees, members of our board of directors and third parties at September 30, 2026 and December 31, 2025 were $375 and $355, respectively.  The total unrecognized compensation costs at September 30, 2026 are expected to be recognized over a weighted-average period of 2.5 years.
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
We recognized expenses of $4 and $3 for the three months ended September 30, 2026 and 2025, respectively, and $14 for each of the nine months ended September 30, 2026 and 2025, in connection with the SiriusXM Plan.
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
Contributions to the DCP, net of withdrawals, were $(2) for each of the three months ended September 30, 2026 and 2025, and $(8) and $(6) for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the fair value of the investments held in the trust was $52 and $56, respectively, which is included in Other long-term assets in our unaudited consolidated balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited consolidated statements of operations.  The associated liability is recorded within Other long-term liabilities in our unaudited consolidated balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited consolidated statements of operations.  We recorded gains on investments held in the trust of less than $1 and $3 for the three months ended September 30, 2026 and 2025, respectively, and $3 and $6 for the nine months ended September 30, 2026 and 2025, respectively.

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
(14)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of September 30, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total
Debt obligations	$1	$1,250	$2,575	$1,250	$1,500	$2,750	$9,326
Cash interest payments	48	431	358	267	197	168	1,469
Satellite and transmission	15	57	3	2	1	3	81
Programming and content	86	287	183	7	—	—	563
Sales and marketing	22	46	15	10	—	—	93
Satellite incentive payments	1	3	3	2	2	9	20
Operating lease obligations	14	52	43	38	14	30	191
Royalties, minimum guarantees and other	312	1,182	753	260	99	—	2,606
Total (1)	$499	$3,308	$3,933	$1,836	$1,813	$2,960	$14,349
(1)The table does not include our reserve for uncertain tax positions, which at September 30, 2026 totaled $88.
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
Satellite incentive payments.    Lanteris Space Systems (formerly Maxar Space), the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments upon SIRIUS FM-6, SXM-8, SXM-9, SXM-10 and SXM-11 meeting their fifteen-year design life, which we expect to occur.
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
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of September 30, 2026, we had future fixed commitments related to music royalty and podcast agreements of $1,597, of which $235 will be paid in 2026 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasts, considers factors such as listening hours, downloads, revenue,

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.
We have entered into certain tax equity investments in which we expect to make future contributions. These future contributions are expected to be made over the remaining respective terms of the investments and totaled $559 as of September 30, 2026, of which $23 is expected to be paid during the remainder of 2026 and the remainder thereafter.
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

The sole remaining related putative class action is Stutsman, et al. v. Sirius XM Radio LLC. On August 20, 2026, the United States District Court for the Western District of Washington remanded Stutsman to the Washington State Superior Court for Snohomish County. Sirius XM believes it has substantial defenses to the remaining mass arbitration claims and the claims asserted in Stutsman and intends to defend itself vigorously.

Mechanical Licensing Collective v. Pandora Media, LLC. On February 12, 2024, the Mechanical Licensing Collective (“MLC”) sued Pandora in the Middle District of Tennessee for alleged underpayment of royalties on Pandora’s free radio service. The MLC contends that various Pandora offerings along with certain other ancillary features convert Pandora’s entire free noninteractive radio service into an interactive service for which Pandora owes mechanical license royalties and that Pandora should be paying additional mechanical royalties for its Pandora Plus service, which would require Pandora to have paid and continue to pay significantly higher royalties. On September 30, 2026, the court denied the parties’ cross-motions for summary judgment. The court has not yet scheduled a new trial date. On October 14, 2026, the MLC filed a motion requesting that the court reconsider its summary judgment order and grant the MLC summary judgment or, in the alternative, allow the parties to file new, shorter motions for summary judgment. In the further alternative, the MLC requested that the court certify its summary judgment order for an interlocutory appeal. Pandora filed its response to the motion for reconsideration on October 28, 2026, in which it opposed the MLC’s request that the court grant the MLC summary judgment but did not oppose the request for reconsideration of the MLC’s motion for summary judgment as long as the Court also reconsiders its denial of Pandora’s motion for summary judgment, nor did Pandora oppose the MLC’s alternative request for leave for the parties to file new, shorter motions for summary judgment. Pandora took no position on the MLC’s request for certification of an interlocutory appeal..

Vladimir Fishel, et al. v. Liberty Media Corporation, et al. As previously disclosed, in October 2024, purported stockholders commenced an action in the Court of Chancery of the State of Delaware against Liberty Media, John C. Malone and members of the board of directors of Old Sirius relating to the Transactions. The plaintiffs allege that the Transactions were unfair to minority stockholders and unduly favored Liberty Media because, among other things: Sirius XM Holdings has taken

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
on certain tax liabilities; Sirius XM Holdings has assumed certain Liberty SiriusXM debt; and the Transactions enabled Liberty Media to appoint a majority of Sirius XM Holdings’ board of directors with staggered terms to give Liberty Media at least three years of board-level control. The plaintiffs also allege that the Transactions closed a multi-billion-dollar valuation gap between the price at which the Liberty SiriusXM common stock traded in the market and the net asset value of the underlying assets the Liberty SiriusXM common stock “tracked,” which solely benefited Liberty Media stockholders, and allege that the Special Committee failed to negotiate a fair exchange ratio in light of these benefits to Liberty Media. Liberty Media and certain individual defendants answered the complaint, while the Special Committee members and the remaining directors moved to dismiss the complaint. On April 13, 2026, the court issued a decision dismissing the Special Committee members from the case but allowing the claim against the remaining directors to proceed. The case against Liberty Media, John C. Malone and the non-Special Committee directors remains ongoing.

Broadcast Music, Inc. v. Sirius XM Radio LLC. As previously disclosed, SiriusXM has an arrangement with Broadcast Music, Inc. (“BMI”), and other performing rights organizations to license the rights of public performance for the musical compositions SiriusXM transmits via its satellite radio and streaming services. Currently, SiriusXM has an interim license with BMI. BMI is subject to an antitrust consent decree with the Department of Justice that provides for judicial rate-setting in the event of a negotiating impasse. In September 2024, while SiriusXM was negotiating new final rates and terms with BMI for the period beginning January 1, 2023, BMI filed a Petition in the United States District Court for the Southern District of New York requesting a determination that the rates it quoted in May 2023 for the 2023-2027 period for the license requested by SiriusXM are reasonable or, in the alternative, for an order setting reasonable rates for SiriusXM’s public performance of songs in the BMI repertoire. That proceeding is on-going, and trial is set to commence on January 11, 2027.

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
Income tax expense was $99 and $91 for the three months ended September 30, 2026 and 2025, respectively, and $253 and $215 for the nine months ended September 30, 2026 and 2025, respectively.
Our effective tax rate was 23.8% and 23.5% for the three months ended September 30, 2026 and 2025, respectively, and 24.0% and 23.3% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three and nine months ended September 30, 2026 and 2025 were primarily driven by federal and state income tax expense, tax losses related to share-based compensation, partially offset by certain tax credits. We estimate our effective tax rate expense for the year ending December 31, 2026 will be approximately 23%.
We recognized net tax benefits of $6 and $7 during the three months ended September 30, 2026 and 2025, respectively, and we recognized net tax benefits of $23 and $19 during the nine months ended September 30, 2026 and 2025, respectively, related to our tax equity investments. These recognized net tax benefits were recorded to Income tax expense in our unaudited

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
consolidated statement of operations. The net tax benefits included tax credits and other income tax benefits of $37 and $34 during the three months ended September 30, 2026 and 2025, respectively, and $130 and $111 during the nine months ended September 30, 2026 and 2025, respectively, which were partially offset by amortization expense of $31 and $27 during the three months ended September 30, 2026 and 2025, respectively, and $107 and $92 during the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026 and December 31, 2025, we had a valuation allowance related to deferred tax assets of $79 and $87, respectively, that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.

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
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. We eliminate intersegment advertising campaign revenue. We had intersegment advertising revenue of less than $1 and $1 during the three months ended September 30, 2026 and 2025, respectively, and $2 and $4 during the nine months ended September 30, 2026 and 2025, respectively.
Segment revenue and gross profit were as follows during the periods presented:

	For the Three Months Ended September 30, 2026
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,500	$130	$1,630
Advertising revenue	37	419	456
Other revenue	67	—	67
Total revenue	1,604	549	2,153
Cost of services
Revenue share and royalties	(392)	(334)	(726)
Programming and content (a)	(121)	(15)	(136)
Other (a)(b)	(128)	(27)	(155)
Total cost of services	(641)	(376)	(1,017)
Segment gross profit	$963	$173	$1,136

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended September 30, 2026
Segment Gross Profit	$1,136
Subscriber acquisition costs	(107)
Sales and marketing (a)	(169)
Product and technology (a)	(56)
General and administrative (a)	(111)
Depreciation and amortization	(166)
Share-based payment expense	(38)
Impairment, restructuring and other costs	(10)
Total other expense	(63)
Consolidated income before income taxes	$416
(a)     Share-based payment expense of $10 related to cost of services, $10 related to sales and marketing, $8 related to product and technology and $10 related to general and administrative has been excluded for the three months ended September 30, 2026.
(b)    SiriusXM other costs of services related to customer service and billing of $90, transmission costs of $37 and cost of equipment of $1. Pandora and Off-platform other costs of services related to customer service and billing of $18 and transmission costs of $9.

	For the Three Months Ended September 30, 2025
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,497	$132	$1,629
Advertising revenue	39	416	455
Other revenue	75	—	75
Total revenue	1,611	548	2,159
Cost of services
Revenue share and royalties	(384)	(337)	(721)
Programming and content (c)	(130)	(15)	(145)
Other (c)(d)	(139)	(26)	(165)
Total cost of service	(653)	(378)	(1,031)
Segment gross profit	$958	$170	$1,128

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
    The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Three Months Ended September 30, 2025
Segment Gross Profit	$1,128
Subscriber acquisition costs	(107)
Sales and marketing (c)	(176)
Product and technology (c)	(54)
General and administrative (c)	(106)
Depreciation and amortization	(141)
Share-based payment expense	(42)
Impairment, restructuring and other costs	(9)
Total other expense	(105)
Consolidated income before income taxes	$388
(c)     Share-based payment expense of $11 related to cost of services, $10 related to sales and marketing, $8 related to product and technology and $13 related to general and administrative has been excluded for the three months ended September 30, 2025.
(d)    SiriusXM other costs of services related to customer service and billing of $96, transmission costs of $41 and cost of equipment of $2. Pandora and Off-platform other costs of services related to customer service and billing of $19 and transmission costs of $7.

	For the Nine Months Ended September 30, 2026
	SiriusXM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$4,491	$389	$4,880
Advertising revenue	113	1,204	1,317
Other revenue	207	—	207
Total revenue	4,811	1,593	6,404
Cost of services
Revenue share and royalties	(1,151)	(994)	(2,145)
Programming and content (e)	(367)	(43)	(410)
Other (e)(f)	(383)	(81)	(464)
Total cost of services	(1,901)	(1,118)	(3,019)
Segment gross profit	$2,910	$475	$3,385

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Nine Months Ended September 30, 2026
Segment Gross Profit	$3,385
Subscriber acquisition costs	(316)
Sales and marketing (e)	(521)
Product and technology (e)	(162)
General and administrative (e)	(337)
Depreciation and amortization	(482)
Share-based payment expense	(140)
Impairment, restructuring and other costs	(22)
Total other expense	(351)
Consolidated income before income taxes	$1,054
(e)     Share-based payment expense of $38 related to cost of services, $33 related to sales and marketing, $27 related to product and technology and $42 related to general and administrative has been excluded for the nine months ended September 30, 2026.
(f)    SiriusXM other costs of services related to customer service and billing of $265, transmission costs of $114 and cost of equipment of $4. Pandora and Off-platform other costs of services related to customer service and billing of $56 and transmission costs of $25.

	For the Nine Months Ended September 30, 2025
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$4,466	$394	$4,860
Advertising revenue	116	1,165	1,281
Other revenue	224	—	224
Total revenue	4,806	1,559	6,365
Cost of services
Revenue share and royalties	(1,154)	(976)	(2,130)
Programming and content (g)	(386)	(44)	(430)
Other (g)(h)	(403)	(77)	(480)
Total cost of services	(1,943)	(1,097)	(3,040)
Segment gross profit	$2,863	$462	$3,325

SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars and shares in millions, except per share amounts or otherwise stated)
(UNAUDITED)
The reconciliation between reportable segment gross profit to consolidated income before income tax is as follows:

For the Nine Months Ended September 30, 2025
Segment Gross Profit	$3,325
Subscriber acquisition costs	(314)
Sales and marketing (g)	(525)
Product and technology (g)	(165)
General and administrative (g)	(366)
Depreciation and amortization	(406)
Share-based payment expense	(140)
Impairment, restructuring and other costs	(164)
Total other expense	(324)
Consolidated income before income taxes	$921
(g)     Share-based payment expense of $37 related to cost of services, $36 related to sales and marketing, $26 related to product and technology and $41 related to general and administrative has been excluded for the nine months ended September 30, 2025.
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
As of September 30, 2026, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our consolidated revenue during the three and nine months ended September 30, 2026 and 2025.

(17)Subsequent Events
Capital Return Program
For the period from October 1, 2026 to October 27, 2026, we repurchased less than 1 shares of our common stock on the open market for an aggregate purchase price of $11, including fees and commissions.
On October 21, 2026, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on November 23, 2026 to stockholders of record as of the close of business on November 6, 2026.

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

Executive Summary
Liberty Media Transactions
Sirius XM Holdings Inc., the reporting company under this Quarterly Report on Form 10-Q, is the product of a series of transactions that closed on Monday, September 9, 2024. Any references to the “Company,” “we,” “us,” or “ours” refer to Sirius XM Holdings Inc. and its consolidated subsidiaries following the Transactions.
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
The primary source of revenue from the SiriusXM business is subscription fees, with most of its customers subscribing to monthly or annual plans.  Additional revenue streams include advertising on select music and non-music channels in certain packages, direct sales of radios and accessories, and other ancillary services.  As of September 30, 2026, the SiriusXM business had approximately 32.9 million subscribers in the U.S., while Sirius XM Canada had approximately 2.4 million subscribers. Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.
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
The majority of revenue from Pandora is generated from advertising on Pandora’s ad-supported radio service, which is sold under the SiriusXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers. As of September 30, 2026, Pandora had approximately 38.8 million monthly active users and 5.5 million subscribers.
Sirius XM Holdings also sells advertising on other audio platforms and in widely-distributed podcasts, which it considers to be off-platform services. Sirius XM Holdings has an arrangement with SoundCloud Holdings, LLC (“SoundCloud”) to be its exclusive ad sales representative in the U.S. and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. In addition, Sirius XM Holdings is the exclusive audio advertising representative for YouTube audio advertising inventory in the U.S. It also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., Sirius XM Holdings provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

Results of Operations - September 30, 2026 and 2025
Set forth below are our results of operations for the three and nine months ended September 30, 2026 compared with the three and nine months ended September 30, 2025. The results of operations are presented for each of our reportable segments for revenue and cost of services and on a consolidated basis for all other items.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		2026 vs 2025 Change
					Three Months		Nine Months
(in millions)	2026	2025	2026	2025	Amount	%	Amount	%
Revenue
SiriusXM:
Subscriber revenue	$1,500	$1,497	$4,491	$4,466	$3	—%	$25	1%
Advertising revenue	37	39	113	116	(2)	(5)%	(3)	(3)%
Equipment revenue	36	43	113	130	(7)	(16)%	(17)	(13)%
Other revenue	31	32	94	94	(1)	(3)%	—	—%
Total SiriusXM revenue	1,604	1,611	4,811	4,806	(7)	—%	5	—%
Pandora and Off-platform:
Subscriber revenue	130	132	389	394	(2)	(2)%	(5)	(1)%
Advertising revenue	419	416	1,204	1,165	3	1%	39	3%
Total Pandora and Off-platform revenue	549	548	1,593	1,559	1	—%	34	2%
Total revenue	2,153	2,159	6,404	6,365	(6)	—%	39	1%
Cost of services
SiriusXM:
Revenue share and royalties	392	384	1,151	1,154	8	2%	(3)	—%
Programming and content	127	138	394	412	(11)	(8)%	(18)	(4)%
Customer service and billing	91	97	269	283	(6)	(6)%	(14)	(5)%
Transmission	39	42	118	122	(3)	(7)%	(4)	(3)%
Cost of equipment	1	2	4	6	(1)	(50)%	(2)	(33)%
Total SiriusXM cost of services	650	663	1,936	1,977	(13)	(2)%	(41)	(2)%
Pandora and Off-platform:
Revenue share and royalties	334	337	994	976	(3)	(1)%	18	2%
Programming and content	16	16	45	46	—	—%	(1)	(2)%
Customer service and billing	18	19	56	56	(1)	(5)%	—	—%
Transmission	9	7	26	22	2	29%	4	18%
Total Pandora and Off-platform cost of services	377	379	1,121	1,100	(2)	(1)%	21	2%
Total cost of services	1,027	1,042	3,057	3,077	(15)	(1)%	(20)	(1)%
Subscriber acquisition costs	107	107	316	314	—	—%	2	1%
Sales and marketing	179	186	554	561	(7)	(4)%	(7)	(1)%
Product and technology	64	62	189	191	2	3%	(2)	(1)%
General and administrative	121	119	379	407	2	2%	(28)	(7)%
Depreciation and amortization	166	141	482	406	25	18%	76	19%
Impairment, restructuring and other costs	10	9	22	164	1	11%	(142)	(87)%
Total operating expenses	1,674	1,666	4,999	5,120	8	—%	(121)	(2)%
Income from operations	479	493	1,405	1,245	(14)	(3)%	160	13%
Other income (expense), net
Interest expense	(109)	(115)	(333)	(348)	6	5%	15	4%
Other income (expense), net	46	10	(18)	24	36	360%	(42)	nm
Total other expense	(63)	(105)	(351)	(324)	42	40%	(27)	(8)%
Income before income taxes	416	388	1,054	921	28	7%	133	14%
Income tax expense	(99)	(91)	(253)	(215)	(8)	(9)%	(38)	(18)%
Net income	$317	$297	$801	$706	$20	7%	$95	13%
nm - not meaningful

SiriusXM Revenue
SiriusXM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended September 30, 2026 and 2025, subscriber revenue was $1,500 and $1,497, respectively, an increase of $3. For the nine months ended September 30, 2026 and 2025, subscriber revenue was $4,491 and $4,466, respectively, an increase of 1%, or $25. The increases were primarily attributed to rate increases on certain self-pay plans, partially offset by the growing mix of value-added and more affordable subscription offerings designed to broaden access and strengthen long-term retention.
We expect SiriusXM subscriber revenue to remain relatively flat with higher pricing offset by declines in the number of average subscribers.
SiriusXM Advertising Revenue includes the sale of advertising on SiriusXM’s non-music channels and select music channels within ad-supported plans.
For the three months ended September 30, 2026 and 2025, advertising revenue was $37 and $39, respectively, a decrease of 5%, or $2. For the nine months ended September 30, 2026 and 2025, advertising revenue was $113 and $116, respectively, a decrease of 3%, or $3. The decreases were primarily due to the mix of advertising demand across channels.
We expect our SiriusXM advertising revenue to remain relatively flat as co-selling initiatives across our brands and platforms offset broadcast demand headwinds.
SiriusXM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For the three months ended September 30, 2026 and 2025, equipment revenue was $36 and $43, respectively, a decrease of 16%, or $7. For the nine months ended September 30, 2026 and 2025, equipment revenue was $113 and $130, respectively, a decrease of 13%, or $17. The decreases were driven by higher memory costs associated with our hardware.
We expect equipment revenue to decline primarily due to higher memory costs associated with our hardware.
SiriusXM Other Revenue includes service fee revenue from Sirius XM Canada, revenue from our connected vehicle services and ancillary revenues.
For the three months ended September 30, 2026 and 2025, other revenue was $31 and $32, respectively, a decrease of 3%, or $1. For each of the nine months ended September 30, 2026 and 2025, other revenue was $94.
We expect SiriusXM Other Revenue to remain relatively flat.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For the three months ended September 30, 2026 and 2025, Pandora and Off-platform subscriber revenue was $130 and $132, respectively, a decrease of 2%, or $2. For the nine months ended September 30, 2026 and 2025, Pandora and Off-platform subscriber revenue was $389 and $394, respectively, a decrease of 1%, or $5. The decreases were driven by a decline in the subscriber base.
We anticipate Pandora and Off-platform subscriber revenues to grow with higher pricing offsetting declines in the number of average subscribers.

Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For the three months ended September 30, 2026 and 2025, Pandora and Off-platform advertising revenue was $419 and $416, respectively, an increase of 1%, or $3. For the nine months ended September 30, 2026 and 2025, Pandora and Off-platform advertising revenue was $1,204 and $1,165, respectively, an increase of 3%, or $39. The increases were driven by revenue generated from podcasts, higher programmatic demand and technology fees, partially offset by reduced streaming music advertising driven by lower listening hours.
We expect Pandora and Off-platform advertising revenue to increase due to growth in off-platform monetization, including through podcasts and new partnerships, as well as higher technology fees.
Total Revenue
Total Revenue for the three months ended September 30, 2026 and 2025 was $2,153 and $2,159, respectively, a decrease of $6. Total Revenue for the nine months ended September 30, 2026 and 2025 was $6,404 and $6,365, respectively, an increase of 1%, or $39.
SiriusXM Cost of Services
SiriusXM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, transmission and equipment expenses.
SiriusXM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as revenue share agreements with automakers, content providers and advertisers.
For the three months ended September 30, 2026 and 2025, revenue share and royalties were $392 and $384, respectively, an increase of 2%, or $8, and increased as a percentage of total SiriusXM revenue. For the nine months ended September 30, 2026 and 2025, revenue share and royalties were $1,151 and $1,154, respectively, a decrease of $3, and decreased as a percentage of total SiriusXM revenue. The increase for the three month period was driven by higher royalties, partially offset by lower revenue share with content providers and automakers. The decrease for the nine month period was driven by lower revenue share with content providers and automakers, partially offset by higher webcasting royalties.
We expect our SiriusXM revenue share and royalty costs to remain relatively flat as a percentage of total SiriusXM revenue.
SiriusXM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For the three months ended September 30, 2026 and 2025, programming and content expenses were $127 and $138, respectively, a decrease of 8%, or $11, and decreased as a percentage of total SiriusXM revenue. For the nine months ended September 30, 2026 and 2025, programming and content expenses were $394 and $412, respectively, a decrease of 4%, or $18, and decreased as a percentage of total SiriusXM revenue. The decreases were driven by lower content costs from contract renewals.
We expect our SiriusXM programming and content expenses to decline due to lower costs to obtain certain content.
SiriusXM Customer Service and Billing includes costs related to the operation and management of internal and third-party customer service centers, our subscriber management systems, billing and collection processes, bad debt expense, and transaction fees.
For the three months ended September 30, 2026 and 2025, customer service and billing expenses were $91 and $97, respectively, a decrease of 6%, or $6, and decreased as a percentage of total SiriusXM revenue. For the nine months ended September 30, 2026 and 2025, customer service and billing expenses were $269 and $283, respectively, a decrease of 5%, or $14, and decreased as a percentage of total SiriusXM revenue. The decreases were driven by lower call center costs resulting from greater automation and lower call volumes. The three-month period was partially offset by higher bad debt expense.
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

For the three months ended September 30, 2026 and 2025, transmission expenses were $39 and $42, respectively, a decrease of 7%, or $3, and decreased as a percentage of total SiriusXM revenue. For the nine months ended September 30, 2026 and 2025, transmission expenses were $118 and $122, respectively, a decrease of 3%, or $4, and decreased as a percentage of total SiriusXM revenue. The decreases were driven primarily by lower 360L data costs.
We expect our SiriusXM transmission expenses to remain relatively flat.
SiriusXM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct-to-consumer distribution channels.
For the three months ended September 30, 2026 and 2025, cost of equipment was $1 and $2, respectively, a decrease of 50%, or $1, and decreased as a percentage of total SiriusXM revenue. For the nine months ended September 30, 2026 and 2025, cost of equipment was $4 and $6, respectively, a decrease of 33%, or $2, and decreased as a percentage of total SiriusXM revenue. The decreases were driven primarily by lower sales volumes.
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
For the three months ended September 30, 2026 and 2025, revenue share and royalties were $334 and $337, respectively, a decrease of 1%, or $3, and decreased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2026 and 2025, revenue share and royalties were $994 and $976, respectively, an increase of 2%, or $18, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease for the three month period was driven by lower listening hours, partially offset by higher podcast revenue share. The increase for the nine month period was driven by higher podcast revenue share.
We expect our Pandora and Off-platform revenue share and royalties to increase with the growth in our off-platform monetization, including through podcasts and new partnerships.
Pandora and Off-platform Programming and Content includes costs to produce owned and operated podcasts, live listener events and promote content.
For each of the three months ended September 30, 2026 and 2025, programming and content expenses were $16, and decreased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2026 and 2025, programming and content expenses were $45 and $46, respectively, a decrease of 2%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue.
We expect our Pandora and Off-platform programming and content costs to increase slightly.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.
For the three months ended September 30, 2026 and 2025, customer service and billing expenses were $18 and $19, respectively, a decrease of 5%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. For each of the nine months ended September 30, 2026 and 2025, customer service and billing expenses were $56, and decreased as a percentage of total Pandora and Off-platform revenue.
We expect Pandora and Off-platform customer service and billing to increase due to higher subscription revenue.

Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended September 30, 2026 and 2025, Pandora and Off-platform transmission expenses were $9 and $7, respectively, an increase of 29%, or $2, and increased as a percentage of total Pandora and Off-platform revenue. For the nine months ended September 30, 2026 and 2025, Pandora and Off-platform transmission expenses were $26 and $22, respectively, an increase of 18%, or $4, and increased as a percentage of total Pandora and Off-platform revenue. The increases were primarily driven by higher cloud costs.
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
For each of the three months ended September 30, 2026 and 2025, subscriber acquisition costs were $107, and increased as a percentage of total revenue. For the nine months ended September 30, 2026 and 2025, subscriber acquisition costs were $316 and $314, respectively, an increase of 1%, or $2, and increased as a percentage of total revenue.
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
For the three months ended September 30, 2026 and 2025, sales and marketing expenses were $179 and $186, respectively, a decrease of 4%, or $7, and decreased as a percentage of total revenue. For the nine months ended September 30, 2026 and 2025, sales and marketing expenses were $554 and $561, respectively, a decrease of 1%, or $7, and decreased as a percentage of total revenue. The decreases were primarily attributable to more efficient in-car subscriber acquisition spending.
We expect sales and marketing expenses to increase as we invest in brand and content marketing to support long-term subscriber acquisition and retention.
Product and Technology consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate SiriusXM radios into new vehicles manufactured by automakers.
For the three months ended September 30, 2026 and 2025, product and technology expenses were $64 and $62, respectively, an increase of 3%, or $2, and increased as a percentage of total revenue. For the nine months ended September 30, 2026 and 2025, product and technology expenses were $189 and $191, respectively, a decrease of 1%, or $2, and decreased as a percentage of total revenue.
We expect product and technology expenses to increase primarily due to higher cloud infrastructure costs, investments in artificial intelligence, as well as targeted investments to grow revenue and support value-driving initiatives.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technology departments.

For the three months ended September 30, 2026 and 2025, general and administrative expenses were $121 and $119, respectively, an increase of 2%, or $2, and increased as a percentage of total revenue. For the nine months ended September 30, 2026 and 2025, general and administrative expenses were $379 and $407, respectively, a decrease of 7%, or $28, and decreased as a percentage of total revenue. The increase for the three month period was driven by higher legal costs, including the impact of a legal settlement recovery recorded in the prior-year period. The decrease for the nine month period was driven by lower legal and personnel-related costs, partially offset by certain state tax litigation recoveries recorded in 2025.
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
For the three months ended September 30, 2026 and 2025, depreciation and amortization expense was $166 and $141, respectively. For the nine months ended September 30, 2026 and 2025, depreciation and amortization expense was $482 and $406, respectively. The increases were primarily associated with a change in the estimated useful life of our Sirius FM-6 satellite as well as additional assets placed in service. The change in the useful life of the Sirius FM-6 satellite is expected to add $60 of incremental depreciation expense for the fiscal year 2026 and will be fully depreciated by December 2026.
Impairment, Restructuring and Other Costs represents impairment charges associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with contract terminations, the abandonment of certain leased office spaces as well as employee severance charges and other charges associated with organizational changes in connection with the Transactions.
For the three months ended September 30, 2026 and 2025, impairment, restructuring and other costs were $10 and $9, respectively. For the nine months ended September 30, 2026 and 2025, impairment, restructuring and other costs were $22 and $164, respectively. During the three months ended September 30, 2026, we recorded $5 associated with restructuring charges and $5 associated with severance and other employee costs. During the nine months ended September 30, 2026, we recorded charges of $14 associated with restructuring charges and $8 associated with severance and other employee costs. During the three months ended September 30, 2025, we recorded Transaction related costs of $6 and other restructuring related costs of $3. During the nine months ended September 30, 2025, we recorded a charge of $109 associated with impairments related to terminated software projects, other restructuring related costs of $25, severance and other employee costs of $24 and Transaction related costs of $6.
Other (Expense) Income
Interest Expense represents the cost of interest on outstanding debt.
For the three months ended September 30, 2026 and 2025, interest expense was $109 and $115, respectively. For the nine months ended September 30, 2026 and 2025, interest expense was $333 and $348, respectively. The decreases were primarily driven by a lower average outstanding debt balance.
Other (Expense) Income, Net primarily includes realized and unrealized gains and losses from our debt measured at fair value, our Deferred Compensation Plan and other investments, intergroup interests, interest and dividend income, our share of the income or loss from equity investments and transaction costs related to non-operating investments.
For the three months ended September 30, 2026 and 2025, other income, net was $46 and $10, respectively. For the nine months ended September 30, 2026 and 2025, other (expense) income, net was $(18) and $24, respectively. During the three months ended September 30, 2026, we recorded unrealized gains on debt measured at fair value and earnings on unconsolidated entity investments. During the nine months ended September 30, 2026, we recorded unrealized losses on debt measured at fair value, trading gains associated with the investments held for our Deferred Compensation Plan, and earnings on unconsolidated entity investments. During the three and nine months ended September 30, 2025, we recorded unrealized gains on debt measured at fair value, trading gains associated with the investments held for our Deferred Compensation Plan, and earnings on unconsolidated entity investments.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses and foreign withholding taxes.

For the three months ended September 30, 2026 and 2025, income tax expense was $99 and $91, respectively. For the nine months ended September 30, 2026 and 2025, income tax expense was $253 and $215, respectively.
Our effective tax rate for the three months ended September 30, 2026 and 2025 was 23.8% and 23.5%, respectively. Our effective tax rate for the nine months ended September 30, 2026 and 2025 was 24.0% and 23.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2026 and 2025 were primarily driven by federal and state income tax expense, tax losses related to share-based compensation, partially offset by certain tax credits.

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

Set forth below are our subscriber balances as of September 30, 2026 compared to September 30, 2025.

	As of September 30,		2026 vs 2025 Change
(subscribers in thousands)	2026	2025	Amount	%
SiriusXM
Self-pay subscribers	31,260	31,235	25	—%
Paid promotional subscribers	1,594	1,573	21	1%
Ending subscribers	32,854	32,808	46	—%
Sirius XM Canada subscribers	2,437	2,491	(54)	(2)%

Pandora and Off-platform
Monthly active users - all services	38,812	41,562	(2,750)	(7)%
Self-pay subscribers	5,514	5,691	(177)	(3)%

The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		2026 vs 2025 Change
					Three Months		Nine Months
(subscribers in thousands)	2026	2025	2026	2025	Amount	%	Amount	%
SiriusXM
Self-pay subscribers	5	(40)	(84)	(411)	45	113%	327	80%
Paid promotional subscribers	(20)	51	12	(7)	(71)	(139)%	19	271%
Net additions	(15)	11	(72)	(418)	(26)	(236)%	346	83%
Weighted average number of subscribers	32,832	32,749	32,797	32,801	83	—%	(4)	—%
Average self-pay monthly churn	1.5%	1.6%	1.4%	1.5%	(0.1)%	(6)%	(0.1)%	(7)%
ARPU (1)	$15.18	$15.19	$15.17	$15.09	$(0.01)	—%	$0.08	1%
SAC, per installation	$22.36	$19.37	$20.84	$18.74	$2.99	15%	$2.10	11%
Pandora and Off-platform
Weighted average number of subscribers	5,572	5,703	5,609	5,702	(131)	(2)%	(93)	(2)%
Ad supported listener hours (in billions)	2.25	2.49	6.82	7.43	(0.24)	(10)%	(0.61)	(8)%
Advertising revenue per thousand listener hours (RPM)	$91.63	$91.24	$87.82	$88.14	$0.39	—%	$(0.32)	—%
Total Company
Adjusted EBITDA	$694	$676	$2,051	$1,974	$18	3%	$77	4%
Free cash flow	$293	$257	$1,057	$715	$36	14%	$342	48%
(1)    ARPU for SiriusXM excludes subscriber revenue from our connected vehicle services of $42 and $43 for the three months ended September 30, 2026 and 2025, respectively, and $127 for each of the nine months ended September 30, 2026 and 2025.

SiriusXM
Subscribers. At September 30, 2026, SiriusXM had 32,854 subscribers, an increase of 46, from the 32,808 subscribers as of September 30, 2025. Our subscriber base increased primarily due to reductions in vehicle-related and non-pay churn as well as growth in new initiatives, partially offset by slightly lower conversion rates.
For the three months ended September 30, 2026 and 2025, net subscriber additions were (15) and 11, respectively, a decrease of 26. For the nine months ended September 30, 2026 and 2025, net subscriber additions were (72) and (418), respectively, an improvement of 346. Self-pay net additions improved primarily due to growth in Companion Plans, Continuous Service and extended-duration dealer programs, partially offset by lower conversion rates. Paid promotional net additions declined in the third quarter, reflecting lower vehicle sales and trial starts, as well as changes in automaker promotional programs, including shifts to unpaid or shorter-duration trials. For the nine-month period, paid promotional net additions improved year-over-year, supported by stronger vehicle sales in the first half of 2026.
Sirius XM Canada Subscribers. At September 30, 2026, Sirius XM Canada had approximately 2,437 subscribers, a decrease of 54, or 2%, from the approximately 2,491 Sirius XM Canada subscribers as of September 30, 2025.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For the three months ended September 30, 2026 and 2025, our average self-pay monthly churn rate was 1.5% and 1.6%, respectively. For the nine months ended September 30, 2026 and 2025, our average self-pay monthly churn rate was 1.4% and 1.5%, respectively. The decreases were driven by lower vehicle-related and non-pay churn, partially offset by slightly higher voluntary churn.
ARPU is derived from total earned SiriusXM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended September 30, 2026 and 2025, ARPU was $15.18 and $15.19, respectively. For the nine months ended September 30, 2026 and 2025, ARPU was $15.17 and $15.09, respectively. ARPU remained relatively stable for the three month period, reflecting rate increases on certain self-pay plans and improved discount mix, offset by the growing mix of more affordable and value-added offerings. The increase for the nine month period was driven by rate increases on certain self-pay plans, partially offset by the impact of more affordable and value-added offerings.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended September 30, 2026 and 2025, SAC, per installation, was $22.36 and $19.37, respectively. For the nine months ended September 30, 2026 and 2025, SAC, per installation, was $20.84 and $18.74, respectively. The increases were driven by higher memory costs, increased production from certain automakers with higher subsidy rates, and migration to higher cost chipsets with enhanced technology.
Pandora and Off-platform
Monthly Active Users. At September 30, 2026, Pandora had approximately 38,812 monthly active users, a decrease of 2,750 monthly active users, or 7%, from the 41,562 monthly active users as of September 30, 2025. The decrease in monthly active users was driven by lower new user acquisition and continued attrition among existing listeners.
Subscribers. At September 30, 2026, Pandora had approximately 5,514 subscribers, a decrease of 177, or 3%, from the approximately 5,691 subscribers as of September 30, 2025, primarily reflecting lower subscriber acquisition and continued churn.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended September 30, 2026 and 2025, ad supported listener hours were 2,248 and 2,494, respectively, a decrease of 10%, or 246. For the nine months ended September 30, 2026 and 2025, ad supported listener hours were 6,823 and 7,425, respectively, a decrease of 8%, or 602. The decreases were primarily driven by the decline in monthly active users.

RPM is a key indicator of our ability to monetize advertising inventory created by listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended September 30, 2026 and 2025, RPM was $91.63 and $91.24, respectively. For the nine months ended September 30, 2026 and 2025, RPM was $87.82 and $88.14, respectively. The increase for the three month period was driven by improved monetization on programmatic and non-programmatic advertising. The decrease for the nine month period was driven by lower streaming music advertising demand amid increased competition for digital advertising spending, partially offset by growth in programmatic advertising.
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
For the three months ended September 30, 2026 and 2025, adjusted EBITDA was $694 and $676, respectively, an increase of 3%, or $18. For the nine months ended September 30, 2026 and 2025, adjusted EBITDA was $2,051 and $1,974, respectively, an increase of 4%, or $77. The increase during the three month period was primarily driven by lower cost of services and decreased sales and marketing reflecting continued cost efficiencies and disciplined expense management. The increase during the nine month period was driven by higher subscriber and advertising revenue as well as lower cost of services, product and technology, sales and marketing and general and administrative expenses driven by disciplined cost management and operational efficiency.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended September 30, 2026 and 2025, free cash flow was $293 and $257, respectively, an increase of 14%, or $36. For the nine months ended September 30, 2026 and 2025, free cash flow was $1,057 and $715, respectively, an increase of 48%, or $342. The increase during the three month period was driven by higher adjusted EBITDA, favorable working capital, lower interest expense and reduced capital expenditures. The increase during the nine month period was driven by higher adjusted EBITDA, favorable working capital, lower interest expense and reduced capital expenditures and cash taxes paid.

Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025.

	For the Nine Months Ended September 30,
(in millions)	2026	2025	2026 vs 2025
Net cash provided by operating activities	$1,450	$1,218	$232
Net cash used in investing activities	(509)	(588)	79
Net cash used in financing activities	(825)	(713)	(112)
Net increase (decrease) in cash, cash equivalents and restricted cash	116	(83)	199
Cash, cash equivalents and restricted cash at beginning of period	102	170	(68)
Cash, cash equivalents and restricted cash at end of period	$218	$87	$131
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased by $232 to $1,450 for the nine months ended September 30, 2026 from $1,218 for the nine months ended September 30, 2025.
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
Cash Flows Used in Investing Activities
Cash flows used in investing activities in the nine months ended September 30, 2026 were primarily due to spending for capitalized software and hardware, the construction of satellites, acquisitions of tax-effective investments for total cash consideration of $96 and a cost method investment for total cash consideration of $20. Cash flows used in investing activities in the nine months ended September 30, 2025 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective investments for total cash consideration of $85. We spent $262 and $292 on capitalized software and hardware as well as $108 and $186 to construct satellites during the nine months ended September 30, 2026 and 2025, respectively.
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
Cash flows used in financing activities in the nine months ended September 30, 2026 were primarily due to the repayment of $2,670 of debt, the payment of cash dividends of $273, the purchase and retirement of shares of our common stock under our repurchase program of $61 and the payment of $50 for taxes in lieu of shares issued for share-based compensation, partially offset by proceeds from debt borrowings of $2,229. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to the Delayed Draw Incremental Term Loan and the Credit Facility (as defined in Note 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under the Credit Facility.  As of September 30, 2026, $2,000 was available for future borrowing under the Credit Facility. We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short and long-term funding needs, including upcoming maturities of debt, amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases and dividend payments and to pursue strategic opportunities.
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
Stock Repurchase Program
Following the closing of the Transactions, on September 9, 2024, our board of directors authorized for repurchase an aggregate of $1,166 of our common stock. The board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in privately negotiated transactions, including in accelerated stock repurchase transactions, or otherwise.  We intend to fund any stock repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions. As of September 30, 2026, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 9 shares for $203, and $963 remained available for additional repurchases under our existing stock repurchase program authorization.
Dividend
On October 21, 2026, our board of directors declared a quarterly dividend on our common stock in the amount of $0.27 per share of common stock payable on November 23, 2026 to stockholders of record as of the close of business on November 6, 2026.
Debt Covenants
The credit agreement governing the Credit Facility includes restrictive covenants.  In addition, the indentures governing SiriusXM’s senior notes also contain covenants that, among other things, limit SiriusXM’s ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate or transfer, lease, assign or otherwise dispose of all or substantially all of Sirius XM Radio LLC’s assets.  As of September 30, 2026, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income:	$317	$297	$801	$706
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	1	(9)	2	19
Impairment, restructuring and other costs	10	9	22	164
Share-based payment expense (1)	38	42	140	140
Depreciation and amortization	166	141	482	406
Interest expense	109	115	333	348
Other expense (income), net	(46)	(10)	18	(24)
Income tax expense	99	91	253	215
Adjusted EBITDA	$694	$676	$2,051	$1,974
(1)Allocation of share-based payment expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Programming and content	$7	$9	$29	$28
Customer service and billing	1	1	4	4
Transmission	2	1	5	5
Sales and marketing	10	10	33	36
Product and technology	8	8	27	26
General and administrative	10	13	42	41
Total share-based payment expense	$38	$42	$140	$140

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cash Flow Information
Net cash provided by operating activities	$457	$430	$1,450	$1,218
Net cash used in investing activities	(184)	(191)	(509)	(588)
Net cash used in financing activities	(237)	(252)	(825)	(713)
Free Cash Flow
Net cash provided by operating activities	457	430	1,450	1,218
Additions to property and equipment	(166)	(175)	(401)	(509)
Sales of other investments	2	2	8	6
Free Cash Flow	$293	$257	$1,057	$715
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
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Subscriber acquisition costs, excluding connected vehicle services	$107	$107	$316	$314
Less: margin from sales of radios and accessories, excluding connected vehicle services	(35)	(41)	(109)	(124)
	$72	$66	$207	$190
Installations (in thousands)	3,240	3,350	9,980	10,124
SAC, per installation (a)	$22.36	$19.37	$20.84	$18.74
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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long- and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of September 30, 2026, we had $9,325 million principal amount of fixed rate debt with a weighted average interest rate of 4.6%.
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

As of September 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 14 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

There have been no other material changes in the risk factors previously disclosed in response to Part I, “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 5, 2026, other than as updated in Part II, “Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026.

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
As of September 30, 2026, our cumulative repurchases since the closing of the Transactions under our stock repurchase program totaled 9 million shares for $203 million, and $963 million remained available for additional repurchases under our existing stock repurchase program authorization.
The following table provides information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act, as amended, during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2026 - July 31, 2026	344,702	$30.63	344,702	$985,560,500
August 1, 2026 - August 31, 2026	377,452	$28.96	377,452	$974,630,732
September 1, 2026 - September 30, 2026	414,962	$27.79	414,962	$963,100,967
Total	1,137,116	$29.04	1,137,116
(a)These amounts include fees and commissions associated with the shares repurchased.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1
Separation Agreement and General Release of Claims, dated as of July 29, 2026, between Sirius XM Holdings Inc. and Wayne D. Thorsen (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.'s Current Report on Form 8-K filed on July 30, 2026 (File No. 001-34295)).

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

SIRIUS XM HOLDINGS INC.

Dated:	October 29, 2026	By:	/s/ ZAC COUGHLIN
Zac Coughlin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)